Form 10KSB
period 1995-12-30
DISCOVERY TECHNOLOGIES INC /KS/
filed 1996-10-30
CIK 857949

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _____________

Commission file number 0-18606

                         DISCOVERY TECHNOLOGIES, INC.
                         ----------------------------
                (Name of small business issuer in its charter)

           Kansas                                  36-352602
------------------------------               ---------------------
State or other jurisdiction of                 (I.R.S.Employer
incorporation or organization)               Identification No.)

                  24 Tejon Street, Colorado Springs, Colorado    80901
                  -------------------------------------------    -----
                   (Address of principal executive offices)      (Zip Code)

Issuer's telephone number:  (719) 575-0503

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $1.00
                         -----------------------------
                               (Title of Class)

        Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [ X ]

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    [  ]

        The Issuer's revenues for the twelve months ended December 31, 1995 were $483,604.

        As of October 1, 1996, the aggregate market value of the Common Stock of the Registrant based upon the closing bid prices of the Common Stock, as quoted on the OTC Bulletin Board, held by non-affiliates of the Registrant was approximately $929,220.

        As of October 1, 1996, 3,746,196 shares of $1.00 par value Common stock, of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


The Registrant hereby incorporates herein by reference the following documents:

PART IV - EXHIBITS
------------------
(1) Incorporated by reference from the Company's Current Report on Form 8-K dated October 15, 1993.

(2) Incorporated by reference from the Company's Registration Statement on Form S-18; SEC File No. 33-32764D.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1990.

(4) Incorporated by reference from the Company's Registration Statement on Form S-3; SEC Registration Number 33-75346.

(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(6) Incorporated by reference from the Company's Current Report on Form 8-K/A-1 dated May 23, 1996.

(7) Incorporated by reference from the Company's Current Report on From 8-K/A-1 dated August 27, 1996.

                                    PART I


ITEM 1    DESCRIPTION OF BUSINESS
---------------------------------

HISTORY
-------
     Discovery Technology, Inc. ("Discovery" or the "Company") was incorporated in February, 1987 under the laws of the State of Kansas under the name Videophones, Inc. The Company changed its name to Discovery Systems, Inc. in 1988 and to Discovery Technologies, Inc. in 1990. The Company was formed to design, manufacture and market video products that transmit pictures over standard voice-grade telephone lines. Discovery's products evolved from pictures-by-phone to products which transmitted and stored critical resolution images. Certain of the technology utilized in the pictures-by-phone product was also utilized in the Company's Tel-MED and MAT products.

TERMINATION OF OPERATIONS
-------------------------
     Effective June 30, 1993, due to the Company's recurring operating losses, the Company discontinued all ongoing operations. On that date, the Company terminated all of its remaining employees and began negotiations to sell all of its inventory, equipment, technology and application rights. In September, 1993, the Company sold all of the equipment, personal property, assets and intangible property rights used in connection with the MAT and Tel-MED product lines to a former employee for a combination of cash, promissory note and a future royalty interest. In September, 1994, the Company sold all of the Company's assets used in connection with its FilmFAXTM product line.

ACQUISITION OF INNOVATIVE FINANCIAL STRATEGIES, INC.
----------------------------------------------------
     On October 15, 1993, the Company consummated the acquisition of 100% of the outstanding common stock of Innovative Financial Strategies, Inc., a Delaware corporation operating in California ("Innovative"). This transaction was effective October 1, 1993. In connection with the acquisition, the Company issued to the Innovative shareholders, pro rata, 10,000,000 shares of the Company's Common Stock and 1,000,000 shares of the Company's Preferred Shares. Each Preferred Share entitled the holder to fifty (50) votes at any meeting of shareholders, and was automatically convertible into fifty (50) shares of Common Stock as soon as there were a sufficient number of authorized Common Stock in the Company available.

     Effective November 8, 1993, the Shareholders of the Company approved a one-for-one hundred (1-for-100) reverse split of Common Stock, and increasing the par value of the Company's Common Stock to $1.00 per share (the "Reverse Split"). Giving effect to the Reverse Split, the 1,000,000 Preferred Stock automatically converted into 500,000 shares of Discovery $1.00 par value Common Stock.

BUSINESS
--------
     Prior to the termination of Innovative's operations, the Company served as a holding company for Innovative and had no separate revenue generating
activities beyond those of Innovative.   Innovative's prior mission had been to
provide comprehensive financial services and computer software systems to hospitals with a major focus on increasing profitability through cost reduction systems and pricing strategies. Utilizing highly qualified consultants, these cost reduction systems and pricing strategies were designed to help hospitals establish rates and reduce costs.

     The market for Innovative services and products had consisted primarily of larger hospitals throughout the United States. Innovative had clients in Hawaii, Washington, California, Illinois, Indiana, Texas, North Carolina, Ohio, Colorado, and Wisconsin.

     Innovative utilized a combined employee and independent sales staff to market its services and products with the Company's former President investing a substantial portion of his time to marketing and sales activities including the direct supervision of the Company's national sales director.

     Innovative utilized a highly sophisticated computer software system which was developed for Innovative. All copyrights and other intellectual property rights related to the software were acquired by Innovative from the developer of such software in consideration of a combination of stock, cash and future payments. The Company did not own or utilize any trademarks or service marks which it considered to be material to its business or operations.

     During 1995, Innovative had approximately 20 employees. Innovative's principal executive officers were Don McCrea-Hendrick, Chairman of the Board, and Gary R. Fong, President/CEO.

     Effective August 24, 1995, the Company entered into a separation agreement with Mr. Fong whereby Mr. Fong resigned as President/CEO and a Director of the Company and the Company and Mr. Fong released each other from all obligations under Mr. Fong's employment agreement in exchange for Mr. Fong's agreement to transfer 300,000 shares of the Company's Common Stock to the Company, and to other mutual consideration. Mr. McCrea-Hendrick was subsequently appointed President/CEO.

REGULATIONS
-----------
     The Company is a public company which files reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. The Company's Common Stock is traded on the Over-The-Counter ("OTC") Bulletin board under the symbol "DSVY".

     Additionally, the Company is required to comply with both State and Federal laws related to the payment of minimum wage and overtime, including the Fair Labor Standards Act. In the event the Company elects to provide additional benefits to its employees, including retirement, pension or profit sharing programs, the Company will be required to comply with the specifications of the Employee Retirement Income Security Act of 1976 ("ERISA"), as amended and, depending on the type of benefit provided, may be required to operate within the bounds of certain state and federal securities laws and regulations.

     To the best of the Company's knowledge and belief, the Company is currently in compliance with all Federal, State and Local laws and regulations pertaining to its business operations. Compliance with the foregoing is not anticipated to have a material adverse effect on the Company's earnings and/or competitive position within the respective industries and will not result in increased capital expenditures. The Company currently is not subject to any Federal, State or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

PERSONAL
--------
   The Company entered into a separation agreement with Mr. Gary Fong effective August 24, 1995, whereby Mr. Fong resigned as President/CEO and a Director of the Company. The Company and Mr. Fong released each other from all obligations under Mr. Fong's employment agreement in exchange for Mr. Fong's agreement to transfer 300,000 shares of the Company's Common Stock back to the Company, and to other mutual consideration. Mr. McCrea-Hendrick was subsequently appointed President/CEO.

   The Company entered into a separation agreement with Mr. McCrea-Hendrick effective December 31, 1995, whereby Mr. McCrea-Hendrick resigned as President/CEO of the Company. In May, 1996 Mr. McCrea-Hendrick resigned as a Director of the Company. As part of the agreements for Mr. McCrea-Hendrick to purchase Innovative Financial Strategies, Inc. from the Company, in addition to other mutual consideration, the Company and Mr. McCrea-Hendrick agreed to release each other from all obligations under McCrea-Hendrick's employment agreement. Mr. D. William Hill was subsequently appointed Chairman / CEO and Mr. David W. Hill was appointed President / COO and Director. (See "Subsequent Events.")

   The Company has an employment agreement with Mr. Craig T. Rogers who serves as CFO, Director and Secretary of the Company. The written agreement with Mr. Rogers provides for the payment of a base salary of $36,000 per year as well as the payment of incentive compensation conditioned upon the Company achieving certain minimum thresholds of after-tax net income. The Employment Agreement also grants to Mr. Rogers the right to receive salary continuation for a period of three (3) years in the event the Company terminates the Agreement without cause prior to its expiration. Mr. Rogers' agreement expires December 31, 1996.

SUBSEQUENT EVENTS
-----------------
     Pursuant to the terms of a Definitive Agreement and Plan of Reorganization (the "Agreement"), effective March 29, 1996, the Company acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Rocky Mountain Taco, Inc., a Colorado corporation ("RMT"), and one hundred percent (100%) of issued and outstanding shares of The Colorado Taco Corporation, a Colorado corporation ("CTC"), (RMT and CTC shall collectively be referred to as "ZuZu(-Registered Mark-) Colorado").

     Specifically, pursuant to the terms of the Agreement, the Company exchanged 2,800,000 shares of its Common Stock for a combined total of 1,159,049 shares of ZuZu(-Registered Mark-) Colorado's issued and outstanding common stock. Additionally, warrants exercisable to acquire up to 124,000 shares of RMT common stock at an exercise price of $2.50 per share were exchanged for warrants exercisable to purchase 124,000 shares of the Company's Common Stock at an exercise price of $1.04 per share, which warrants expire December 31, 1998. For accounting purposes, the transactions contemplated by the Agreement (hereinafter the "Reorganization") has been accounted for as a reverse acquisition whereby Discovery was considered to have been acquired by ZuZu(-Registered Mark-) Colorado. Additionally, in conjunction with the Reorganization, the ownership of the Company's wholly owned subsidiary, Innovate Financial Strategies, Inc., was transferred to Don McCrea-Hendrick, a former officer and director of the Company, in exchange for Mr. McCrea-Hendrick's forgiveness of unpaid salary in excess of $175,000, the transfer by Mr. McCrea-Hendrick of 126,221 shares of Company common stock to the company, and other consideration.

     Rocky Mountain Taco, Inc. was incorporated in Colorado in November, 1993 to develop and operate ZuZu(-Registered Mark-) Handmade Mexican Food restaurants in the counties of El Paso, Boulder and Larimer in the state of Colorado. In March, 1994, RMT opened its first restaurant in Colorado Springs, Colorado. This location was the first ZuZu(-Registered Mark-) restaurant opened outside Dallas, Texas. In January, 1995, RMT opened its second restaurant in Colorado Springs, Colorado. RMT opened its third location in Boulder, Colorado in April, 1995, and its fourth location in Colorado Springs, Colorado, in January, 1996.

     The Colorado Taco Corporation was incorporated in Colorado in September, 1994, to develop and operate ZuZu(-Registered Mark-) Handmade Mexican Food restaurants in the state of Colorado outside the counties of El Paso, Boulder and Larimer. CTC opened its first restaurant in Denver, Colorado in October 1994.

     Collectively RMT and CTC own 100% of the traditional and non-traditional rights to the development and operations of the ZuZu(-Registered Mark-) Handmade Mexican Food concept in Colorado.

     ZuZu(-Registered Mark-), Inc., parent company of ZuZu(-Registered Mark-) Franchising Corp., is the Dallas, Texas, based franchisor for ZuZu(-Registered Mark-) Handmade Mexican Food. In August, 1995, ZuZu(-Registered Mark-), Inc. signed a co-branding agreement with Triarc Restaurant Group ("TRG"), formerly Arby's, Inc., franchisor for Arby's Roast Beef restaurants, Arby's Roast Town restaurants, the T.J. Cinnamon's and P.T. Noodles concepts. The agreement provides TRG with the right to co-brand the ZuZu(-Registered Mark-) Handmade Mexican Food concept with the Triarc Restaurant Group concepts throughout the United States. The ZuZu(-Registered Mark-) Colorado agreements with ZuZu(- Registered Mark-), Inc. preclude co-branding of the ZuZu(-Registered Mark-) concept with Triarc Restaurant Group concepts in Colorado except as allowed by ZuZu(-Registered Mark-) Colorado.

     ZuZu(-Registered Mark-) Handmade Mexican Food restaurants provide fresh, authentic, wholesome Mexican food in a fast-casual environment at good value. The targeted customer base is two-income families with children, and the white collar work force. These demographics have sophisticated pallets, are health conscious and are value minded. ZuZu(-Registered Mark-)'s mission is to provide premium fast food to its chosen customer base, at good values and in a more relaxed environment.

     CURRENT BUSINESS
     ----------------
     The Company currently operates as a holding company for the purpose of developing, owning and operating ZuZu(-Registered Mark-) Handmade Mexican Food restaurants throughout the state of Colorado. Additionally, the Company plans to grow in Colorado and in other strategic locations in the western United States through expansion and strategic acquisition. The Company believes that with a long-term strategy of acquisitions and conversions of existing restaurants, and through internal growth, the Company will strengthen its market position and improve the profitability of the Company's operations.

     THE ZUZU(-Registered Mark-) CONCEPT
     -----------------------------------
     The first ZuZu(-Registered Mark-) Handmade Mexican Food restaurant was opened by ZuZu(-Registered Mark-), Inc. in Dallas, Texas, in July, 1989. ZuZu(-Registered Mark-) Handmade Mexican Food features premium fast food in a casual dining environment. ZuZu(-Registered Mark-) was quickly awarded Best Chips and Salsa in Dallas, Texas in 1989 and has continued to receive critical acclaim, including selection as one of the Hot Concepts of the Nineties by Nations Restaurant News in 1995 and culminating in the Visionary Award for the most creative menu awarded by The Food Group in 1995 in the quick service
category of food service.   Additionally, The Wall Street Journal recently
touted ZuZu(-Registered Mark-) Handmade Mexican Food as one of the Nation's Best Franchise Buys.

     Currently, there are forty-two (42) ZuZu(-Registered Mark-) Handmade Mexican Food restaurants open and operating in six (6) states. RMT opened the first Colorado ZuZu(-Registered Mark-) Handmade Mexican Food restaurant and the first ZuZu(-Registered Mark-) Handmade Mexican Food restaurant outside of Dallas, Texas, in Colorado Springs, Colorado, in March, 1994. Subsequently, RMT opened a second location in Colorado Springs, Colorado, in January, 1995, its third location in Boulder, Colorado, in April, 1995 and its fourth location in Colorado Springs, Colorado, in January, 1996.

     CTC opened the first ZuZu(-Registered Mark-) Handmade Mexican Food restaurant in the Denver, metro, area in October, 1995.

     PROPOSED EXPANSION
     ------------------
     The development agreements between ZuZu(-Registered Mark-) Franchising Corporation and ZuZu(-Registered Mark-) Colorado require ZuZu(-Registered Mark-) Colorado to open seven (7) restaurants in 1996. One restaurant was opened in January 1996 at 1899 S. Nevada Ave., Colorado Springs, Colorado. In 1997 the Company is required to open ten (10) additional sites and in 1998 an additional fourteen (14) sites. The majority of the new sites will be in the Denver, metro, area and in southern Colorado as part of the co-branding development with Circle Restaurant Group. (see Arby's Acquisition - Multi-Branding). The increased density will expand customer awareness of the ZuZu(- Registered Mark-) concept and will multiply the advertising budget available in a given trade area. In addition, the cost of management will be lowered on a per site basis as corporate management salaries and costs are amortized over more sites.

     Assuming in-line space is utilized (versus a stand-alone building), the cost associated with constructing and outfitting a single brand ZuZu(- Registered Mark-) Handmade Mexican Food restaurant is approximately $275,000. Co-branded units may be developed for $100,000 to $200,000 per site. $5,000 to $10,000 is required for pre-opening training expense, including staff recruitment, orientation, and detailed training.

     ARBY'S ACQUISITION - MULTI-BRANDING:
     -----------------------------------
     Triarc Restaurant Group (previously Arby's, Inc.) and ZuZu(-Registered Mark-), Inc. have entered into a master franchise agreement pursuant to which TRG obtained the right to operate or grant franchises to operate ZuZu(- Registered Mark-) restaurants at certain Arby's "multi-brand" locations. To take advantage of the multi-branding agreement, the Company has entered into a letter of intent to purchase sixteen (16) Arby's units located in southern Colorado, one (1) Arby's unit located in Nebraska, and the development rights to Arby's in southern Colorado. The Company's exclusive rights to the development of the ZuZu(-Registered Mark-) Handmade Mexican Food concept in Colorado excludes development of ZuZu(-Registered Mark-)/Arby's co-branded units in the state except through collaboration with the Company.

     PRODUCTS AND SERVICES
     ---------------------
          Menu
          ----
          ZuZu(-Registered Mark-) offers fresh, wholesome, authentic Mexican food. ZuZu(-Registered Mark-)'s food is lower in fat and cholesterol than typical fast food. ZuZu(-Registered Mark-) uses only cholesterol free oils for food preparation. The beef used in the recipes is hand trimmed by ZuZu(- Registered Mark-) to eliminate concentrated fat. All meats are open fire grilled. ZuZu(-Registered Mark-) uses vegetable stocks for preparing rice and beans, which allows ZuZu(-Registered Mark-) to offer a full range vegetarian menu. Prior to grilling, all meats are marinated in authentic Mexican spices. ZuZu(-Registered Mark-) offers unique Mexican menu items such as gorditas and flautas as well as typical items such as fajitas, enchiladas and burritos. All food preparation is done by hand and food is only prepared to order so that the customer may customize their food order as they like -- thus ZuZu(-Registered Mark-)'s handmade reputation.

          Service
          -------
          ZuZu's(-Registered Mark-) customers order from the counter, serve themselves drinks, flatware, napkins and salsa from the self service salsa bar. The customers seat themselves and are served by ZuZu(-Registered Mark-) wait staff. ZuZu(-Registered Mark-) restaurants deliver a fresh, made-to-order meal, with a much faster order-delivery response time than traditional, sit-down restaurants. Typically, a customer receives an order within four (4) to seven (7) minutes. Tables and dishes are bussed by the ZuZu(-Registered Mark-) wait staff. The service system employed by ZuZu(-Registered Mark-) has been coined fast-casual by the restaurant industry and is designed to provide many key aspects of a standard sit-down service style while providing a tip free environment.

          Operation and Management
          ------------------------
               Restaurant:

               ZuZu(-Registered Mark-) restaurants are generally open from 11:00 a.m. to 9:00 p.m., seven days a week, for lunch and dinner. Each ZuZu(- Registered Mark-) restaurant employs a general manger, one (1) or two (2) assistant managers, and approximately ten (10) to fifteen (15) employees, most of whom work part-time. (See Personnel) Operating systems and training materials are utilized to ensure consistent performance to ZuZu(-Registered Mark-) and Company standards.

               Customer service and employee training are top priorities of the Company in order to ensure repeat business and consumer loyalty. To this end, a four to six week training program is utilized to train restaurant general managers on all phases of the operation. A two to three week training program is utilized for shift managers and kitchen managers, depending on prior restaurant experience. A full set of manuals is provided to each restaurant describing all aspects of the restaurant management including recipes, point of sales system, employee management, customer service, and forecasting. Each manager is responsible for weekly sales, labor cost and food cost forecasting and variance reporting. The manuals are provided as part of the franchising agreement and are augmented by the Company to address issues uniquely related to Colorado and the area of the individual restaurant, such as training specific to Colorado or municipality liquor laws. Refresher training is provided on an ongoing basis.

               Financial and Management Control:

               Financial and management control is maintained through the use of data processing and centralized accounting and management information systems which are provided by the Company. Restaurant mangers forward sales reports, vendor invoices, payroll data and other operating information to Company headquarters. Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. Management believes that such reporting requirements enhance its ability to control and manage its expanding operations while maintaining customer sensitivity.

     PROVISIONS AND SUPPLIES
     -----------------------
     Under the Franchise Agreements, each ZuZu(-Registered Mark-) restaurant is free to obtain products, including food, beverage, ingredients, paper goods, equipment and signs, from any source that meets the Franchisor's specifications and approval. As a result, the Company presently purchases its products from a number of independent food processors and distributors, and does not anticipate any difficulty in continuing to obtain an adequate quantity of food products of acceptable quality and at acceptable prices.

     MARKETS
     -------
     The U.S. restaurant industry is highly fragmented, with approximately 390,000 units nationwide. Industry surveys indicate that the 15 largest chains accounted for approximately thirty-two percent (32%) of all industry sales in 1995. According to data compiled by the National Restaurant Association, total domestic restaurant industry sales were estimated to be approximately $190 billion in 1995, of which approximately $94 billion was estimated to be in the quick service restaurant or fast food segment. In recent years the industry has benefited as spending in restaurants has consistently increased as a percentage of total food-related spending. According to an industry survey, the fast food segment (of which ZuZu(-Registered Mark-) restaurants are a part) has been the fastest growing segment of the restaurant industry over the past five years, with a compounded annual sales growth rate from 1991 through 1995 of four and one-half percent (4.5%).

     ZuZu(-Registered Mark-) customers are drawn primarily from the Baby Boomer and Generation X family demographics. With this segment of the population eating approximately sixty percent (60%) of their meals outside the home, the Company believes its products and presentation provide a high quality, high value, and much needed alternative to traditional fast food and home meal replacement providers.

     COMPETITION
     -----------
     The restaurant industry, including the fast food segment, is highly competitive. The Company competes with a large number of Mexican fast food restaurants, including Taco Bell, Taco Cabana and Taco Johns, in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than does the Company. Additionally, the Company must compete with more traditional, sit-down restaurants and emerging fast-casual concepts such as Boston Market.

     Management believes that it may have a competitive advantage in terms of quality of product, menu and price-value compared to traditional Mexican fast food chains and fast-casual concepts such as Boston Market. However, recent price discounting by the major Mexican fast food chains may have a detrimental effect on Company sales.

     In addition, management believes the Company has a competitive advantage in areas of customer service, quality assurance and training. Nevertheless, the Company may be at a competitive disadvantage with other restaurant chains with greater name recognition and marketing capability. Furthermore, most of the Company competitors in the Mexican fast-food business operate more restaurants, have been established longer and have greater financial resources and name recognition than ZuZu(-Registered Mark-). There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

     FRANCHISE ARRANGEMENTS
     ----------------------
     The Company's franchise arrangement with ZuZu(-Registered Mark-) Franchising Corporation requires that the Company pay 4.5% of net revenue to ZuZu(-Registered Mark-) Franchising Corporation and contribute 2% of net revenue to a national advertising fund and spend at least 2% of net revenue in local advertising. The agreements are issued individually to each site as the site is opened. ZuZu(-Registered Mark-) Franchising Corporation provides ongoing support for the Company through assigned Directors of Franchise Operations which provide quality control and support which may be unique to a specific area or site. For such fees the Company receives off site and on site training for store personnel, updates to operations manuals, point-of-sales systems, construction standards, consultation on site selection and use of the ZuZu(-Registered Mark-) brand name and intellectual property such as point-of-sales software training materials and recipes.

     On April 30, 1996, the Company and Franchisor executed and entered into a consent to reorganization agreement ("Consent") pursuant to which Franchisor approved the Reorganization, and the Company agreed to pay to Franchisor $75,000 as prepayment for certain development rights and $45,000 of franchise fees which had been accrued as of December 31, 1995. Pursuant to the Consent, the Company has also committed to develop a minimum of thirty (30) additional ZuZu(-Registered Mark-) restaurant locations before the end of fiscal 1998.

     REGULATION
     ----------
     Each of the ZuZu(-Registered Mark-) Handmade Mexican Food restaurants is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new ZuZu(-Registered Mark-) restaurant. Federal and state environmental regulations have not had a material effect on the Company's operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

     Additionally, the Company is required to comply with both State and Federal laws related to the payment of minimum wage and overtime, including the Fair Labor Standards Act. In the event the Company elects to provide additional benefits to its employees, including retirement, pension or profit sharing programs, the Company will be required to comply with the specifications of the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended and, depending on the type of benefit provided, may be required to operate within the bounds of certain state and federal securities laws and regulations.

     The Company is also subject to the Americans With Disabilities Act (the "ADA") which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped. Management believes that the Company is in compliance with the ADA.

     To the best of the Company's knowledge and belief, the Company is currently in compliance with all Federal, State and Local laws and regulations pertaining to its business operations. Except as noted above, compliance with the foregoing is not anticipated to have a material adverse effect on the Company's earnings and/or competitive position within the respective industries and will not result in increased capital expenditures.

     PERSONNEL
     ---------
     ZuZu(-Registered Mark-) Colorado has 65 employees of which the majority are hourly, part time employees. The restaurant managers, key chefs, Director of Operations, CFO, President and CEO are salaried employees. The restaurant managers and Director of Operations average greater than 7 years of restaurant experience each.


ITEM 2    PROPERTY
------------------
     Innovative Financial Strategies, Inc., leased its principal offices at 1299 Fourth St, #400, San Rafael, California. The lease expired November, 30, 1995. The Company currently maintains its offices at 24 Tejon Street, Colorado Springs, Colorado 80701, in unused office space within one of its Colorado Springs restaurant locations.

     The Company currently leases five (5) restaurant sites, three (3) in Colorado Springs, one (1) in Denver and one (1) in Boulder. As the Company continues to grow, additional office space will be needed and the number of restaurant leases will increase. The following table describes the details contained in each of the Company's current property leases.

Start                                     Monthly          Term of        Renewal      Floor Space    Opening
Date                Address             Lease Costs       The Lease        Term         (Sq. Ft.)      Date
-------   ---------------------------   -----------       ---------   --------------   -----------   --------
12/1/93   6916 N. Academy Blvd.          $2,800.00        10 years       10 years         2,400      Mar 1994
          Colorado Springs, CO 80920

1/1/95    24 S. Tejon(1)                 $2,420.48  (2)    5 years    2-5 year terms      4,000      Jan 1995
          Colorado Springs, CO 80903

12/1/95   1899 S Nevada Ave. (1)         $6,477.33  (3)   20 years       10 years         3,470      Jan 1996
          Colorado Springs, CO 80906

12/1/94   1447 Pearl St. (1)             $5,146.25         5 years    2-5 year terms      2,025      Apr 1995
          Boulder, CO 80302

2/1/95    2710 E. Third                  $4,398.75         5 years    2-5 year terms      2,346      Oct 1995
          Denver, CO 80206
-----------------------------

(1) 24 S. Tejon, 1899 S. Nevada Ave. and 1467 Pearl St. have been issued Hotel - Restaurant Liquor licenses. These licenses allow full service beer, wine and spirits. These restaurants are serving beer and margaritas and do not have full bar service.

(2) 24 S. Tejon lease costs include approximately 3,000 square feet of developed space and 1,000 feet of office area. In addition the lease costs includes six (6) off street parking spaces for ZuZu(-Registered Mark-) customer use.

(3) 1899 S. Nevada Ave. lease costs include approximately 1,000 square feet of additional space was completed in August 1996. The landlord will contribute up to $80,000 for completion of the space. The additional space will expand the seating capacity of the location from approximately seventy (70) seats to on hundred forty (140) seats.


ITEM 3    LEGAL PROCEEDINGS
---------------------------
     The Company's former subsidiary, Innovative, is presently a defendant in an action pending in the Superior Court of the State of California for Marin County. The suit was filed on or about May 17, 1994, by THCS Holding, Inc. ("THCS") and QuadraMed Corporation ("QuadraMed") as plaintiffs against Innovative, Don McCrea-Hendrick, Ron L. Ziuraitis and TRIM Healthcare Systems, Inc. ("TRIM").

     In December, 1993, Innovative purchased from THCS certain secured promissory notes issued by TRIM. In consideration for the assignment of such promissory notes, Innovative executed its own promissory note in the amount of $200,000 in favor of THCS, which note was secured by the personal guarantees of Messrs. McCrea-Hendrick and Ziuraitis. The note called for five equal monthly payments of $40,000 each commencing in January, 1994. Innovative has refused to make payments on the note claiming numerous defenses and counterclaims based upon misrepresentations in the transaction. THCS has initiated suit against Innovative and the guarantors to collect amounts due on the note, also asserting claims for defamation, trade libel, interference with economic relations, and invasion of privacy (which claim has been dismissed).
Innovative has retained counsel and is vigorously defending the suit and, on its own behalf, has asserted counterclaims against the plaintiffs. Based upon their own assessment of the claims pending in the case after consultation with legal counsel, it is the view of management that the risk of a material adverse judgment against Innovative is remote.

     On or about October 28, 1994, a cross-complaint was filed against THCS and QuadraMed for Breach of Fiduciary Duty, Tortious Interference, Fraud, Breach of Contract, Declaratory Relief, and Constructive Trust. A settlement offer was made by THCS and QuadraMed on or about September 22, 1995, which included cancellation of the $200,000 note signed by Innovative, but was determined to
be unacceptable as it related to other elements of the cross-complaint.   A
motion is before the courts to accept a first amended cross-complaint for Breach of Fiduciary Duty, Fraudulent Transfer, Tortious Interference with Contract, Interference with Prospective Economic Advantage, Concealment of Fact, Intentional Misrepresentation, Negligent Misrepresentation, Breach of Contract, Conversion, Breach of Contract, Constructive Trust, Alter Ego, Conspiracy, Declaratory Relief, Injunctive Relief, and Breach of Contact and includes the addition of cross-complainants and cross-defendants. A counter settlement offer was submitted to the cross-defendants on December 28, 1995, which includes cancellation of the $200,000 note signed by Innovative and other consideration. Based upon their own assessment of the claims pending in the case after additional consultation with legal counsel, it is the continued view of management that the risk of a material adverse judgment against the Company continues to be remote. In conjunction with the Reorganization, Innovative and Mr. Don McCrea-Hendrick have agreed to indemnify the Company from and against any damages or liability the Company may incur as a result of the foregoing.

     The Company itself is currently not a party to any legal proceedings.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     No items were submitted to the shareholders for a vote during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS
--------------------------------------------------------------
          PRICE RANGE OF COMMON STOCK
          ---------------------------
          The Company's common stock is traded on the OTC electronic bulletin board under the symbol "DSVY". The reported high and low bid information as quoted on the OTC bulletin board for the period January 1, 1994, through October 21, 1996, is shown below. The high and low bid information as quoted on the OTC bulletin board represents prices between brokers and dealers and does not include retail markups, markdowns or commissions to the broker-dealer.

                                                      BID
     Quarter Ended                         High                 Low
     -------------                        ------               -----
     1994
            First Quarter                 3                    1
            Second Quarter                1 3/4                1
            Third Quarter                 1 3/4                1
            Fourth Quarter                2 1/4                1
     1995
            First Quarter                 1 3/4                1
            Second Quarter                1 1/4                3/4
            Third Quarter                 1                    5/8
            Fourth Quarter                3/4                  3/8
     1996
            First Quarter                 1 3/8                13/16
            Second Quarter                1 1/2                15/16
            Third Quarter                 1 1/4                5/8
            Fourth Quarter
            (through October 21, 1996)    5/8                  5/8


     The number of record holders of the Company's common stock as of October 1, 1996, was approximately 611.

     DIVIDENDS
     ---------
     The Company has never paid cash dividends on its common stock, and does not anticipate the payment of such dividends in the foreseeable future.


ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1995
----------------------------------------------------
     The Company's balance sheet reflects total assets of $287,031. Current assets represent $41,458, or 14.5% of total assets. Accounts receivables of $37,959 make up the majority of current assets.

     The Company made certain loans to Gary R. Fong, a former officer of the Company, which totaled $65,000 at December 31, 1994, plus accrued interest. The company entered into a separation agreement with this officer effective August 24, 1995, which provided for the principal balance at the time of $35,000 and accrued interest payable to the Company be forgiven in exchange for 300,000 shares of common stock to be transferred to the Company. The agreement also provided for mutual releases and the resignation of Gary R. Fong as President/CEO and a board member of the Company. Subsequent to the resignation of Gary R. Fong, the board appointed Don McCrea-Hendrick as President/CEO.

     Certain promissory notes and related security interest totaling over $700,000 purchased by the company in December, 1993, continue to be reported at the Company's purchase price of $200,000. These notes are due from TRIM Healthcare Systems, Inc. (hereinafter "TRIM"), a Delaware corporation 49% of which is owned by Don McCrea-Hendrick. The notes are secured by the assets of TRIM; however this security interest is subordinate to an obligation to a Silicon Valley Bank note in the approximate amount of $150,000 as of March 18, 1996. The Company acquired the notes in exchange for its own interest free note which calls for repayment in five equal monthly installments which were to commence in January, 1994. No payments have been made, and the amount due is the subject of pending legal proceedings. (See "LEGAL PROCEEDINGS".)

     The Company reported total liabilities of $764,132 or 266.2% of assets. Current liabilities represent $758,390 or 99.3% of total liabilities. A large portion of the current liabilities, $200,000, is the subject of the above referenced litigation in which the Company is claiming numerous set-offs.

     The Company's balance sheet illustrates the working capital shortage suffered by the Company. Current liabilities exceed current assets by ($716,932), and the current ratio is only .05. Both of these measures reflect historical operating losses and increased investment in operations financed by short-term debt.

     As described in the Independent Auditors Report, the Company's recurring losses from operations, and working capital and stockholders equity deficiencies raise substantial doubts about the Company's ability to continue as a going concern.

     Consequently, the Company entered into a definitive agreement to be acquired under a reverse merger by ZuZu Corporation which consists of Rocky Mountain Taco, Inc. and Colorado Taco Corporation. The merger was effective March 29, 1996. The definitive agreement provided for shareholders of ZuZu Corporation to receive pro-rata 2,800,000 shares of the Company's restricted stock. In addition, the definitive agreement provided for the Company's wholly owned subsidiary, Innovative Financial Strategies, Inc. to be sold to Don McCrea-Hendrick who has reduced the number of the Company's Common Stock shares he owns by 123,666 in exchange for 85,333 options at $3.00 per share, forgave $175,000 in past due salary and signed a mutual release with the Company to terminate all obligations under Mr. McCrea-Hendrick's employment agreement. Innovative will also be required to assume and pay under reasonable commercial terms all outstanding Discovery liabilities.

     Other than the foregoing, the Company knows of no trends, demands, commitments, or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way, and the Company knows of no material trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a change in the mix or cost of such resources.


RESULTS OF OPERATIONS:  DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994
-----------------------------------------------------------------------
     Innovative generated revenues of $483,604 during the year ending
December 31, 1995. This was a decrease of $451,791 or 48.3% over revenues in the previous year. Total operating expenses decreased from $1,538,424 or 164.5% of revenues in 1994 to $1,009,230 or 208.7% in 1995. Losses from operations decreased from ($603,029) in 1994 to ($525,626) in 1995. Losses from other activities totaled ($29,556). Net losses were ($556,782) or 115.1% of revenue in 1995 compared to a Net Loss of ($529,535) for 1994. Net loss per common share increased from a loss of (.54) in 1994 to (.60) per 1995. Company cashflow constraints required a reduction in overall Company operations resulting in a reduction in sales staff and related marketing effort.


TERMINATION OF OPERATIONS OF INNOVATIVE FINANCIAL STRATEGIES, INC.
------------------------------------------------------------------
     Due to Innovative's recurring operating losses and lack of working capital, Innovative ceased operations effective December 30, 1995.


ITEM 7    FINANCIAL STATEMENTS
------------------------------
The following financial statement and schedules are filed as a separate section of this Report and are attached hereto:

1)   Independent Auditor's Report;

2)   Consolidated Balance Sheet - December 31, 1995

3) Consolidated Statements of Operations - for the years ended December 31, 1995, and 1994;

4) Consolidated Statements of Stockholders' Equity (Deficit) - for the years ended December 31, 1995 and 1994.

5) Consolidated Statements of Cash Flows - for the years ended December 31, 1995, and 1994; and

6)   Notes to Consolidated Financial Statements


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------
     (a) The Board of Directors of the Company decided to change the Company's independent accountant effective May 23, 1996. The independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements was Hein + Associates LLP. The report of Hein + Associates LLP dated December 14, 1995 on the Company's 1994 financial statements contained a going concern qualification. Hein + Associates filed a disagreement related to the proposed merger date of the Company and ZuZu-Colorado. After reviewing the SEC rules and regulations the Company agreed with the judgment of Hein + Associates LLP and adjusted the merger date. Other than the foregoing, there has not been any disagreements between the Company and Hein + Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     (b) The Company retained the accounting firm of Grant Thornton LLP to serve as the Company's principal accountant to audit ZuZu Colorado's financial statements from inception through December 1995. This engagement was effective May 23, 1996. The Company had planned to use Grant Thornton LLP as the Company's principal independent accountant. Grant Thornton had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant. Because the proposed merger date between ZuZu-Colorado and the Company was moved from 1995 to 1996 the Company was required to complete an audit including its wholly-owned subsidiary, Innovative, for fiscal year ended December 31, 1995. For convenience, the Company re-engaged Hein + Associates LLP as the Company's principal independent accountant August 30, 1996.

                                   PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------
The executive officers and members of the Board of Directors of the Company and their respective ages, positions with the Company, principal occupations during the past five (5) years, directorships and certain other affiliations and information are as

              Name (1)            Age                    Position (2)
          ---------------         ---           -------------------------------
          D. William Hill         50            Chairman, CEO, since January,
                                                1996

          David W. Hill           30            President, COO, Treasurer and
                                                Director, since January, 1996

          Craig T. Rogers         34            Treasurer, CFO, and Director,
                                                since July, 1993
-------------------------

(1) D. William Hill, the Company's CEO and Chairman of the Board, is the father of David W. Hill, who currently serves as the Company's President, COO, Treasurer and a member of the Board of Directors. Except as set forth above, no family relationship exists between or among any of the directors or officers of the Company.

          The foregoing persons will serve in their respective capacities as officers of the Registrant until the next regular annual meeting of the Company's Board of Directors, and until their successors are elected and qualified.

     D. WILLIAM HILL
     ---------------
     Mr. Hill currently serves as Chairman of the Board of Directors and CEO of the Company. From July 1994 until December 31, 1995 Mr. Hill was Chairman and Director of Rocky Mountain Taco, Inc. and Colorado Taco Corporation. Prior to this, he spent 21 years in the semiconductor industry. From October 1990 until July 1994 he served as Chief Operating Officer and Executive Vice President of Simtek Corp., and was involved in Simtek's initial and secondary public stock offerings. Mr. Hill was employed by United Technologies as Wafer Fab Manager from June 1989 through October 1990. He was employed by Advanced Micro Devices from July 1987 until June 1989 as Engineering Manager and held various positions at Texas Instruments from June 1973 until July 1987. Mr. Hill received a Bachelor of Science Degree in Mathematics from Texas A&M, West Texas in 1973.

     DAVID W. HILL
     -------------
     Mr. Hill currently serves as President, Treasurer, and Director of the Company. From March 1993 until December 31, 1995, Mr. Hill was President, Treasurer and Director of Rocky Mountain Taco, Inc. and Colorado Taco Corporation. During this tenure, Mr. Hill built the first ZuZu(-Registered Mark-) Handmade Mexican Food restaurant outside of Dallas, Texas and secured the development rights for the state of Colorado. Additionally, Mr. Hill orchestrated the development, construction, and introduction of four additional ZuZu(-Registered Mark-) Handmade Mexican Food restaurants in the state of Colorado. Mr. Hill has been instrumental in the evolution of the ZuZu(- Registered Mark-) concept by developing a number of unique product offerings and promotions. From August 1992 to January 1994, Mr. Hill was a partner in a financial services company offering mortgage consulting, property assessment, investment strategies, and mortgage financing services. From August 1989 to August 1992, Mr. Hill served as a corporate officer of NationsBank coordinating the nationwide consolidation of banking institutions as well as developing, tracking and coordinating retail home mortgage lending practices. Mr. Hill received an MBA in August 1989 from Baylor University's Hankamer School of Business (attended on full academic scholarship) and a BS in Economics from Texas Tech University in 1987. From 1982 to 1989, Mr. Hill developed a significant background in the food services industry serving as a head-waiter, chef, and restaurant manager. Mr. Hill will appear at the upcoming Nation's Restaurant News MUFSO (Multi-Unit Food Service Operators) convention to speak on "Managing Growth".

     CRAIG T. ROGERS
     ---------------
     Mr. Rogers has been a Director and officer of the Company since July, 1993. Mr. Rogers had been Chief Executive Officer, President and Director of Intelligent Financial Corporation from June 30, 1991 until its merger with Cell Robotics on February 23, 1995. Mr. Rogers was Chief Operating Officer of Rockies Fund, Inc., a Colorado business development company, from July, 1993 to October 1, 1996. Mr. Rogers also serves as Chief Financial Officer, Secretary/Treasurer, and Director of Cell Robotics International, Inc., a developer and manufacturer of scientific and medical laser products. From April 1988 to June 1991, he served as Chief Financial Officer for DMA Computer Solutions, a general partnership operating four Connecting Point franchise stores. He served as President of DMA Financial Corporation from inception until its merger into Intelligent Financial Corp. in September, 1991. Previously, Mr. Rogers was Assistant Vice-President of Century Bank and he was a Commercial Loan Officer with Colorado National Bank - Exchange in Colorado Springs, Colorado. Mr. Rogers received a Bachelor of Arts Degree in Business/Economics from Colorado College in 1984. He was a Boettcher Scholar, graduated summa cum laude, Phi Beta Kappa and co-valedictorian.

EMPLOYMENT CONTRACTS
--------------------
     A written employment agreement with Mr. Rogers provides for the payment of a base salary of $36,000 per year as well as the payment of incentive compensation conditioned upon the Company achieving certain minimum thresholds of after-tax net income. The Employment Agreement also grants to Mr. Rogers the right to receive salary continuation for a period of three (3) years in the event the Company terminates the Agreement without cause prior to its expiration. The agreement expires December 31, 1996.

     No employment contracts exist between the Company and Messrs. Hill.

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     -------------------------------------------------
     Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Company is required to disclose in this report any failure to file by these dates during the preceding fiscal year. All of these filing requirements were satisfied by its Officers and Directors and ten percent (10%) holders, except the following: D. William Hill and David W. Hill each failed to file with the Commission, on a timely basis, an Initial Statement of Beneficial Ownership of Securities on Form 3. Additionally, Craig Rogers failed to file on a timely basis, one report relating to one transaction involving the Common Stock of the Company and also failed to file on a timely basis an Annual Statement of Beneficial Ownership of Securities on Form 5. In making these statements, the Company has relied on the representation of its Directors and Officers or copies of the reports that they have filed with the Commission.


ITEM 10   EXECUTIVE COMPENSATION
--------------------------------
     The following table sets forth information relating to the compensation paid during the preceding fiscal year to persons who served as executive officers of the Company.


                                                    TABLE 1
                                          SUMMARY COMPENSATION TABLE
                                                                Long Term Compensation
                                                                 ----------------------------------
                                    Annual Compensation(1)              Awards              Payouts
                                  --------------------------     ---------------------      -------
                                                      Other                                             All
                                                     Annual      Restricted                            Other
Name and                                             Compen-        Stock                    LTIP     Compen-
Principal                         Salary    Bonus    sation       Award(s)    Options/      Payouts   sation
Position                 Year       ($)      ($)     ($)(2)          ($)        SARs          ($)       ($)
--------------------    -------  --------   -----   ---------    ----------   --------      -------   ------
Don McCrea-Hendrick       1995   $100,000
Chairman                  1994   $ 70,833     __        __          __                        __        __
                          1993   $ 33,333


Gary R. Fong              1995   $ 66,666     __        __          __                        __        __
President                 1994   $100,000
                          1993   $ 33,000

------------------------------


STOCK OPTIONS
-------------
     On November 8, 1993, the Board of Directors and shareholders of the Company adopted the Discovery Stock Option Plan (the "Plan"). The Plan allows the Company to grant incentive stock options, nonqualified stock options and/or stock purchase rights to officers, employees, former employees and consultants of the Company and its subsidiaries. Options that qualify as "Incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 and options that do not qualify as such "Incentive stock options" ("nonstatutory stock options") may be granted under the Plan. The Plan is administered by the Board of Directors or a committee appointed by the Board, which determines the employees, officers, and directors who are to receive options, the type of option to be granted, and the number of shares subject to each option. Options may not be granted under the Plan after October 31, 1999. Incentive stock options may not be granted with a purchase price less than the fair market value of the common stock on the dates the options are granted (or, for persons who own more than 10% of the Company's outstanding voting stock, with a purchase price less than 110% of such fair market value). The aggregate fair market value (determined as of the time the option is granted ) of shares of common stock with respect to which incentive stock options become exercisable for the first time by the optionee under the Plan during any calendar year may not exceed $100,000. Options may not be transferred, other than by will or the laws of descent and distribution, and during the lifetime of an optionee, may be exercised only by the optionee.

     As of December 31, 1995, no ISOs and no NQSOs, were outstanding and unexercised under the Plan.

     The following table sets forth certain information concerning the granting of incentive stock options during the last completed fiscal year to each of the named executive officers:

                                                    TABLE 2

                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTION/SAR VALUES
                             ----------------------------------------------------
                           Number of            % of Total
                          Securities           Options/SARs
                          Underlying            Granted to           Exercise
                         Options/SARs            Employees            or Base
Name                     Granted (#)          in Fiscal Year           Price           Expiration Date
----------------         ------------         --------------         --------          ---------------
Don Mccrea-Hendrick         85,333                 31.4%               $3.00          December 1999 (1)

Gary R. Fong                  -0-                   -0-                 -0-                  NA

------------------------------

(1) In conjunction with the ZuZu(-Registered Mark-) Colorado Reorganization all of the outstanding options of the Company, including those granted to Mr. McCrea-Hendrick, were replaced with common stock purchase warrants of the Company. The Warrants granted to Mr. McCrea-Hendrick are exercisable to acquire up to 85,333 shares of Company Common Stock at an exercise price of $3.00 per share, expiring in December, 1999.

SUBSEQUENT EVENTS
-----------------
     As provided for under the Definitive Agreement with ZuZu Colorado, all of the outstanding options of the Company, including the foregoing incentive options issued to Executives of the Company, were canceled and replaced with the following warrants:

                                       Fiscal Year Ended                              Owned at
                                       December 31, 1995                          December 30, 1995
                        ----------------------------------------------         ----------------------
                               Granted                  Exercised
Name or                 ---------------------      -------------------
Description             No. of       Exercise      No. of         Net          No. of        Exercise
of Group                Shares         Price       Shares        Value         Shares          Price
-------------------    -------       --------      ------        -----         ------        --------
Don McCrea-Hendrick     95,833         $3.00 (1)     None          --          95,833           $3.00
Craig T. Rogers          5,000         $3.00         None          --           5,000           $3.00
Craig T. Rogers         90,000         $1.00         None          --          90,000           $1.00
Kelly Mitchell           5,000         $1.51         None          --           5,000           $1.51
Marc Lilly               5,000         $1.51         None          --           5,000           $1.50
Marc Lilly              30,000         $1.00         None          --          30,000           $1.00
Ron T. Ziuraitis        10,000         $1.00         None          --          10,000           $1.00
Ron T. Ziuraitis         1,250         $1.00         None          --           1,250           $1.00
Ron L. Ziuraitis        30,000         $1.00         None          --          30,000           $1.00
Ron L. Ziuraitis         3,750         $1.00         None          --           3,750           $1.00

All Executive Officers
as a Group             275,833         $1.90         None          --         275,833           $1.90
---------------------------

(1) 85,833 Warrants issued to Don McCrea-Hendrick were issued as part of his agreement to transfer 126,221 shares of Common Stock to the Company as part of the Reorganization.


ITEM 11   SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS
---------------------------------------------------------------------
     The following table sets forth, as of October 1, 1996, and as adjusted for the conversion of Option Stock, the stock ownership of (i) each person known by the Company to be the beneficial owner of five (5%) percent or more of the Company's Common Stock, (ii) all Directors individually, (iii) all Officers, individually, and (iv) all Directors and Officers as a group. Each person has sole voting and investment power with respect to the shares shown, except as noted.


  Name & Address                          Shares Beneficially Owned
of Beneficial Owner                      Number           Percent (1)
-------------------                     --------          -----------
Officers, Directors and
Principal Shareholders
-----------------------
Don McCrea-Hendrick (2)                  334,987               8.7%
75 Capilano Dr.
Novato, CA 94949

Craig T. Rogers (3)                      133,131               3.5%
4465 Northpark Drive
Colorado Springs, CO 80907

D. William Hill                          678,849              18.1%
24 Tejon Street
Colorado Springs, CO 80901

David W. Hill                            487,064              13.0%
24 Tejon Street
Colorado Springs, CO 80901

Fred M. Seed Annuity Trust (4)           646,596              16.9%
One Citizens Plaza
Providence, RI 02903

Deborah Salzman (5)                      257,650               6.9%
538 Garden Of The Gods Road
Colorado Springs, CO 80907

All current Directors and
Officers as a group (3 persons)        1,291,044              33.6%
------------------------------

(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of October 1, 1996, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group.

(2) Includes Common Stock Purchase Warrants exercisable to acquire up to 95,833 shares of Common Stock at an exercise price of $3.00 per share.

(3) Includes 5,804 shares owned by Mr. Rogers personally; and 24,327 shares owned of record by R.O.I., Inc., a Colorado corporation of which Mr. Rogers is an officer, director and fifty percent shareholder. Also includes Common Stock Purchase Warrants exercisable to acquire up to 90,000 shares of Common Stock at an exercise price of $1.00 per share, and Common Stock Purchase Warrants exercisable to acquire up to 5,000 additional shares of Common Stock at an exercise price of $3.00 per share. Includes Common Stock Purchase Warrants exercisable to acquire up to 8,000 shares of Common Stock at an exercise price of $1.04 per share owned of record by R.O.I., Inc. Mr. Rogers disclaims beneficial ownership of fifty percent (50%) of the shares and warrants owned by R.O.I., Inc. for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

(4) Includes Common Stock Purchase Warrants exercisable to acquire up to 80,000 shares of Common Stock at an exercise price of $1.04 per share.

(5)  Includes 48,316 shares jointly owned with her husband, Harry Salzman.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
EMPLOYMENT CONTRACTS
--------------------
     The Company entered into written employment agreements with Gary R. Fong, Don McCrea-Hendrick and Craig Rogers, all of whom were or are executive officers of the Company. Effective August 24, 1995, the Company entered into a separation agreement with Mr. Fong whereby Mr. Fong resigned as President/CEO and a director of the Company and the Company and Mr. Fong released each other from all obligations under Mr. Fong's employment agreement in exchange for transferring 300,000 shares of Common Stock owned by Mr. Fong to the Company in addition to other mutual consideration.

     The written employment agreement with Mr. McCrea-Hendrick provides for the payment of a base salary of $100,000 per year as well as the payment of incentive compensation conditioned upon the Company achieving certain minimum thresholds of after-tax net income. The Employment Agreement also grants to Mr. McCrea-Hendrick the right to receive salary continuation for a period of three (3) years in the event the Company terminates the Agreement without cause prior to expiration. In conjunction with the Reorganization, the Company and Mr. McCrea-Hendrick each agreed to release the other from all obligations existing under Mr. McCrea-Hendrick's employment agreement, including the forgiveness by Mr. McCrea-Hendrick of unpaid salary excess of $175,000.

     A written employment agreement with Mr. Rogers provides for the payment of a base salary of $36,000 per year as well as the payment of incentive compensation conditioned upon the Company achieving certain minimum thresholds of after-tax net income. The Employment Agreement also grants to Mr. Rogers the right to receive salary continuation for a period of three (3) years in the event the Company terminates the Agreement without cause prior to expiration.

LOANS
-----
     From the time of its formation through December 31, 1995, Innovative had borrowed money from certain stockholders, officers and employees. As of December 31, 1995, the balance of such loans was $97,362. The interest rates on such loans range from 15.0% to 17.0%. Except as set forth below, there are no specific repayment terms.

TRANSACTIONS WITH TRIM HEALTHCARE SYSTEMS, INC.
-----------------------------------------------
     TRIM Healthcare Systems, Inc. ("TRIM") was originally founded and organized by Don McCrea-Hendrick (the Company's former Chairman of the Board and President), and Ronald Ziuraitis (currently a minority stockholder of the Company) in 1985.

     In June, 1991 Messrs. McCrea-Hendrick and Ziuraitis sold a majority of the interest in TRIM to several investor groups and received a combination of cash and promissory notes. The investor group that purchased controlling interest in TRIM advanced approximately $716,000 in funds to TRIM secured by promissory notes which were senior to the notes held by Messrs. McCrea-Hendrick and Ziuraitis and junior to the security interest of the Silicon Valley Bank.

     In December, 1993, the investor group had defaulted on its obligations to Messrs. McCrea-Hendrick and Ziuraitis and to the Silicon Valley Bank. Subsequent to the default, the investor group sold their 98% interest in TRIM to Messrs. McCrea-Hendrick and Ziuraitis at which time it was necessary for TRIM to file a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Code because of TRIM's $906,000 obligation to Silicon Valley Bank. As part of the sale, Innovative purchased from the investors their $716,000 in secured notes by issuing to the investor group a note for $200,000, which was also personally guaranteed by Messrs. McCrea-Hendrick and Ziuraitis. The note called for five equal monthly payments of $40,000 each commencing in January, 1994. Innovative has refused to make payments on the note claiming numerous defenses and counterclaims based upon misrepresentations in the transaction. THCS has initiated suit against Innovative and the guarantors to collect amounts due on the note, also asserting claims for defamation, trade libel, interference with economic relations, and invasion of privacy (which claim has been dismissed). Innovative has retained counsel and is vigorously defending the suit and, on its own behalf, has asserted counterclaims against the plaintiffs. (See "Legal Proceedings")

     In March, 1994, the Company entered into a letter of intent to acquire Messrs. McCrea-Hendrick and Ziuraitis' 98% interest in TRIM. Subsequently because of the operational problems encountered by Innovative, the parties mutually agreed to not pursue the acquisition.

DISPOSITION OF INNOVATIVE AND ACQUISITION OF ZuZu(-Registered Mark-) COLORADO
-----------------------------------------------------------------------------
     Effective March 29, 1996, the Company entered into and consummated an agreement and plan of reorganization (the "Reorganization"), with Rocky Mountain Taco, Inc. (RMT) and CTC (The Colorado Taco Corporation) pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock, and all other equity securities of RMT and CTC. Pursuant to the terms of the Reorganization, the Company exchanged 2,800,000 shares of its Common Stock for a combined total of 1,159,049 shares of ZuZu(-Registered Mark-) Colorado's issued and outstanding common stock. Additionally, warrants exercisable to acquire up to 124,000 shares of RMT common stock at an exercise price of $2.50 per share were exchanged for warrants exercisable to purchase 124,000 shares of the Company's Common Stock at an exercise price of $1.04 per share, which warrants now expire on December 31, 1998.

     As part of the Reorganization, the Company transferred 100% of the outstanding Common Stock of Innovative to the Company's then Chairman and principal shareholder, Don McCrea-Hendrick. As consideration for transfer, Mr. McCrea-Hendrick returned to the Company 126,221 shares of the Company's Common Stock. In addition, Mr. McCrea-Hendrick forgave $175,000 in past due salary obligations and signed a mutual release with the Company terminating all rights and obligations under an employment agreement previously executed by Mr. McCrea-Hendrick and the Company. Innovative and Mr. McCrea-Hendrick also assumed and agreed to pay all of the outstanding liabilities and obligations of the Company which were incurred and/or accrued prior to January 1, 1996, save and except for $52,000 of liabilities which were retained by the Company. As further consideration, the Company granted Mr. McCrea-Hendrick options exercisable to acquire up to 85,833 shares of the Company's common stock at an exercise price of $3.00 per share.


ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
     FINANCIAL STATEMENTS
     --------------------
     The following financial statements are filed herewith as part of this report:

     1.   Independent Auditor's Report;

     2.   Consolidated Balance Sheet, December 31, 1995;

     4. Consolidated Statements of Operations for the years ended December 31, 1995, and 1994;

     4. Consolidated Statement of Stockholders Equity (Deficit) for the years ended December 31, 1995, and 1994;

     5. Consolidated Statements of Cash Flows for the years ended December 31, 1995, and 1994; and

     6.   Notes to Consolidated Financial Statements.


     EXHIBITS
     --------

   Exhibit
     No.       Title
   ------      -----
(1)    2.0     Definitive Agreement and Plan of Reorganization between
               Innovative Financial Strategies, Inc. and Discovery
               Technologies, Inc. dated September 14, 1993

(5)    2.1     Definitive Agreement and Plan of Reorganization between the
               Company and ZuZu(-Registered Mark-) Colorado

(2)    3.1     Articles of Incorporation

(3)    3.2     Certificate and Articles of Amendment

(2)    3.3     Bylaws

(4)    4.1     Specimen Certificate of Common Stock

(4)    4.2     Specimen Class A Common Stock Purchase Warrant

(4)    4.3     Specimen Subscription Agreement - A Warrant

(4)    4.4     Specimen Class B Common Stock Purchase Warrant

(4)    4.5     Specimen Subscription Agreement - B Warrant

(1)    10.1    Employment Agreement of Don McCrea-Hendrick

(1)    10.2    Employment Agreement of Gary R. Fong

(1)    10.3    Employment Agreement of Craig T. Rogers

(5)    10.4    Separation Agreement - Gary Fong

(5)    10.5    Agreement Between Don McCrea-Hendrick and Discovery
               Technologies, Inc. for the Ownership Transfer of Innovative
               Financial Strategies, Inc.

 *     10.6    Sample ZuZu(-Registered Mark-) Franchise Agreement

(6)    16.0    Letter of Hein + Associates LLP filed pursuant to Item 304(a)(3)
               of Regulation S-B regarding change in certifying accountant.

(7)    16.1    Letter of Grant Thornton LLP filed pursuant to Item 304(a)(3) of
               Regulation S-B regarding change in certifying accountant.

--------------------------

 *     Filed herewith

(1) Incorporated by reference from the Company's Current Report on Form 8-K dated October 15, 1993.

(2) Incorporated by reference from the Company's Registration Statement on Form S-18; SEC File No. 33-32764D.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1990.

(4) Incorporated by reference from the Company's Registration Statement on Form S-3; SEC Registration Number 33-75346.

(5) Incorporated by reference from the Company's Current Report on Form 8-K dated October 14, 1996.

(6) Incorporated by reference from the Company's Current Report on Form 8-K dated May 23, 1996.

(7) Incorporated by reference from the Company's Current Report on From 8-K dated August 27, 1996.


   CURRENT REPORTS ON FORM 8-K
   ---------------------------
   The Registrant filed no Current Reports on Form 8-K during the fourth quarter of the year ended
December 31, 1995.

                         DISCOVERY TECHNOLOGIES, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 1995 AND 1994
                       AND INDEPENDENT AUDITOR'S REPORT

                         INDEX TO FINANCIAL STATEMENTS




                                                             PAGE

Independent Auditor's Report                                  F-2

Consolidated Balance Sheet - December 31, 1995                F-3

Consolidated Statements of Operations - For the Years
 Ended December 31, 1995 and 1994                             F-4

Consolidated Statements of Stockholders' Equity (Deficit) -
 For Years Ended December 31, 1995 and 1994                   F-5

Consolidated Statements of Cash Flows - For the Years
 Ended December 31, 1995 and 1994                             F-6

Notes to Consolidated Financial Statements                    F-8

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Discovery Technologies, Inc.
San Rafael, California


We have audited the accompanying consolidated balance sheet of Discovery Technologies, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Technologies, Inc. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Discovery Technologies, Inc. and subsidiary will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses from operations, and working capital and stockholders equity deficiencies raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



Hein + Associates llp
Certified Public Accountants

Orange, California
October 2, 1996

                  DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET

                                                        December 31,
                                                            1995
                                                        ------------
                                    ASSETS
                                    ------
Current Assets:
   Cash                                                  $       316
   Accounts receivable                                        37,959
   Unbilled receivables                                        3,183
                                                         ------------
   Total current assets                                       41,458

Property and Equipment, net                                   40,106

Notes Receivable                                             200,000

Other Assets                                                   5,467
                                                         ------------
Total Assets                                             $   287,031
                                                         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------
Current Liabilities:
   Current portion of notes payable and
      long-term debt                                    $    211,924
   Loans from officers and affiliates                         97,362
   Accounts payable                                          211,282
   Accrued liabilities                                       237,822
                                                         ------------
   Total current liabilities                                 758,390

Long-Term Debt, net of current portion                         5,742
                                                         ------------
   Total liabilities                                         764,132
                                                         ------------
Commitments and Contingencies (Notes 3 and 9)

Stockholders' Equity (Deficit):
   Preferred stock, $.01 par value, 1,000,000
      shares authorized, issuable in
      series, none issued                                         -
   Common stock, $1.00 par value,
      40,000,000 shares authorized,
      774,221 shares issued and outstanding                  774,221
   Contributed capital                                       170,140
   Accumulated deficit                                    (1,421,462)
                                                         ------------
   Total stockholders' equity (deficit)                     (477,101)
                                                         ------------
Total Liabilities and Stockholders' Equity (Deficit)      $  287,031
                                                          ==========

      See accompanying notes to these consolidated financial statements.

/TABLE

                  DISCOVERY TECHNOLOGIES, IC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For The Years Ended
                                                     December 31,
                                              ---------------------------
                                                   1995           1994
                                              -----------     -----------
Net Revenue                                   $  483,604      $  935,395

Selling, General and Administrative
   Expenses                                    1,009,230       1,538,424

Loss From Operations                            (525,626)       (603,029)
                                              -----------     -----------
Other Income (Expense):
   Interest expense                              (34,107)        (29,834)
   Interest income                                 5,283           6,928
   Gain on sale of fixed asset                      (732)              -
                                              -----------     -----------
   Total other income (expense)                  (29,556)        (22,906)
                                              -----------     -----------
Loss Before Income Taxes                        (555,182)       (625,935)

Provision (Benefit) for Income Taxes               1,600         (96,400)
                                              -----------     -----------
Net Loss                                      $ (556,782)     $ (529,535)
                                               ==========      ==========

Net Loss Per Common Share                     $    (0.60)     $    (0.54)
                                              ===========     ===========

Weighted Average Common Shares                   934,879         986,298
                                                 =======         =======


      See accompanying notes to these consolidated financial statements.

/TABLE

                                  DISCOVERY TECHNOLOGIES. INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995
                                                                                        Officer/
                                                                                         Stock-     Total
                    Preferred                            Common                         holders'    Stock
                      Stock         Common Stock          Stock   Contrib-    Accumu-     Notes   holders'
                  ------------- ---------------------   Purchase    uted       lated     Receiv-   Equity
                  Shares Amount    Shares    Amount     Warrants   Capital    Deficit     ables   (Deficit)
                  ------  ----  ---------- ----------  --------- ---------------------- --------- ----------
---------------
BALANCE,
JANUARY 1, 1994      -    $ -     881,917   $881,917   $ 99,500  $(482,828)$  (335,145) $(19,194) $ 144,250
---------------
Conversion of
 Class A common
 stock purchase
 warrants            -      -      57,804     57,804          -     42,196           -         -    100,000
Conversion of
 Class B common
 stock purchase
 warrants            -      -      99,500     99,500    (99,500)    99,500           -         -     99,500
Collections
 of notes
 receivable          -      -           -          -          -          -           -    19,194     19,194
Officer note
 receivable
 forgiven for
 return of
 common stock        -      -           -          -          -          -           -   (35,000)   (35,000)
Net loss             -      -           -          -          -          -    (529,535)        -   (529,535)
-----------------  ----   ----  ---------- ----------   -------- ----------------------  -------- ----------
BALANCE,
DECEMBER 31, 1994
-----------------    -      -   1,039,221  1,039,221          -   (341,132)   (864,680)  (35,000)  (201,591)
Officer return of
 common stock for
 forgiveness of
 debt                -      -    (300,000)  (300,000)         -    300,000           -    35,000     35,000
Forgiveness of
 stockholder debt    -      -           -          -          -    151,557           -         -    151,557
Common stock
 issued for
 accrued employee
 liabilities         -      -      35,000     35,000          -     59,715           -         -     94,715
Net loss             -      -           -          -          -          -    (556,782)        -   (556,782)
-----------------  ----   ----- ---------- ----------   -------- ----------------------  -------- ----------
BALANCE,
DECEMBER 31, 1995    -    $ -     774,221  $ 774,221    $     -  $ 170,140 $(1,421,462)  $     -  $(477,101)
-----------------

                      See accompanying notes to these consolidated financial statements.
/TABLE

                  DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  For The Years Ended
                                                     December 31,
                                              ---------------------------
                                                   1995           1994
                                              -----------     -----------
Cash Flows from Operating Activities:
  Net loss                                    $ (556,782)     $ (529,535)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
  Depreciation and amortization                   32,422          34,007
  Allowance for doubtful accounts                (10,000)              -
  Gain on sale of property and equipment             732               -
  Deferred income taxes                                -         (98,000)
    Changes in operating assets and
    liabilities:
    (Increase) decrease in:
      Accounts receivables                        44,435            (505)
      Unbilled receivables                       232,966         177,019
      Inventory                                   22,500          37,500
      Prepaid expenses                            18,201         113,616
      Other assets                                29,161         (23,762)
    Increase (decrease) in:
      Accounts payable                            48,993         (14,322)
      Accrued liabilities                        274,236         173,413
                                               ----------     -----------
  Net cash provided by (used in)
    operating activities                         136,864        (130,569)
                                               ----------     -----------
Cash Flows from Investing Activities:
  Collections on notes receivable                      -          29,194
                                               ----------     -----------
    Net cash provided by investing activities          -          29,194
                                               ----------     -----------
Cash Flows from Financing Activities:
  Loans from officers and affiliates             156,169         117,118
  Payments to officers and affiliates           (238,696)       (159,330)
  Payments on long-term debt                     (55,074)       (130,177)
  Issuance of common stock                             -         199,500
                                               ----------     -----------
    Net cash provided by (used in)
      financing activities                      (137,601)         27,111
                                               ----------     -----------
Increase (decrease) in Cash                         (737)        (74,264)

Cash, beginning of period                          1,053          75,317
                                               ----------       ---------
Cash, end of period                             $    316         $ 1,053
                                                =========        ========
Supplemental Cash Flow Information:

  Interest paid                                 $ 12,177         $ 9,846
                                                =========        ========
  Taxes paid                                    $      -         $     -
                                                =========        ========
  Noncash investing and financing activities:
    Accrued liabilities paid and forgiven
    in exchange for common stock                $ 246,272        $     -
                                                =========        ========
Officer return of common stock                  $ 300,000        $     -
                                                =========        ========
    Cancellation of officer note receivable     $  35,000        $     -
                                                =========        ========

    Forgiveness of debt related to officer
      return of stock                           $  11,633        $     -
                                                =========        ========
    Purchase of property and equipment
      with debt                                  $  3,816        $     -
                                                 ========        ========


      See accompanying notes to these consolidated financial statements.

/TABLE

                     DISCOVERY TECHNOLOGIES AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BACKGROUND:
     ----------
     Discovery Technologies, Inc. (DTI) was incorporated in February 1987 under the laws of the State of Kansas. Effective June 30, 1993, DTI discontinued all ongoing operations and began negotiations to sell all of its remaining assets.

     Effective October 1, 1993, DTI merged with Innovative Financial Strategies, Inc. (IFS). Collectively, DTI and IFS are referred to as the Company. IFS was incorporated under the laws of the State of California in January 1992 and is engaged in the business of providing revenue enhancement consulting services to hospitals and other health care clientele in the United States.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------
     Principles of Consolidation -
     ---------------------------
          The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue -
     -------
          Revenue from enhancement consulting services is recognized upon completion of a project, the acceptance by the client, and the commencement of a plan of implementation by the client. Revenue for claims review services is recorded upon completion of the review, net of an allowance for unrecoverable claims.

     Capitalized Expenses -
     --------------------
          Costs incurred to complete revenue enhancement contracts are capitalized as prepaid expenses and are expensed when an implementation plan is accepted by the client and implementation has commenced, or when the Company determines that the plan will not be implemented.

     Unbilled Receivables -
     --------------------
          Unbilled receivables represent revenue recognized for services completed but not yet billable, based on the terms of the contract. These amounts are generally billable in twelve monthly installments commencing upon implementation of a revenue enhancement system or immediately upon collection by the client of amounts identified through claims review services.

     Property and Equipment -
     ----------------------
          Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period.
     The cost of maintenance and repairs is charged to income as incurred whereas significant renewals and betterments are capitalized.

     Income Taxes -
     ------------
          The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Commission Advances -
     -------------------
          The Company periodically makes advances to commissioned sales representatives which are recorded in prepaid expenses. The advances are charged to expense when they are earned.

     Cash Equivalents -
     ----------------
          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Loss Per Share -
     --------------
          Loss per common share is based on the weighted average common shares outstanding. Common stock equivalents (i.e., common stock options and purchase warrants) are antidilutive, and therefore, have not been utilized in the computation.

     Merger Expenses -
     ---------------
          All costs related to the merger between DTI and IFS consisting principally of legal and accounting expenses have been included in selling, general and administrative expenses.

     Use of Estimates -
     ----------------
          The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that affect the amounts report in these financial statements and accompanying notes. Actual results could differ from those amounts.

     Impact of Recently Issued Accounting Standards -
     ----------------------------------------------
          In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

          In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

     Concentrations of Credit Risk -
     -----------------------------
          Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar ecomonmic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

     Fair Value of Financial Instruments -
     -----------------------------------
          The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates invlove uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 1995.


3.   UNCERTAINITY AS TO GOING CONCERN:
     --------------------------------
     As shown in the accompanying financial statements, the Company has suffered recurring losses from operation and at December 31, 1995 had a deficit in both working capital and stockholders equity.

     Management is addressing the issue and has taken action to eliminate all excess general and administrative expenses. Additionally, management has increased its sales and marketing staff and has placed emphasis on fixed fee and retainer required contracts.

     On November 15, 1995, the Company approved the sale of IFS. Under the terms of the agreement, IFS would assume 100% of the liabilities of DTI including liabilities for any employment agreements. The purchaser, a current shareholder of the Company, would reduce his number of shares in DTI by 123,666 shares to be held in escrow as treasury stock with a repurchase option at $3.00 per share expiring December 1999.
     Additionally, the purchaser would release DTI from all obligations, including $175,000 of unpaid salary and all current employment agreements.

     In conjunction with the above sale of IFS, the Company entered into a letter of intent to purchase ZuZu Colorado ("ZuZu"), an operator of fast food Mexican restaurants in Colorado, for 2,800,000 shares of the Company's common stock (See Note 12).


4.   PROPERTY AND EQUIPMENT:
     ----------------------
     Property and equipment consist of the following at December 31, 1995:

          Office furniture and equipment                        $ 77,327
          Computer software                                       51,140
                                                                ---------
                                                                 128,467
          Less accumulated depreciation
          and amortization                                       (88,361)
                                                                ---------
               Property and equipment, net                      $ 40,106

5.   NOTES RECEIVABLE:
     ----------------
     On December 29, 1993, IFS purchased from THCS Holding, Inc. a series of secured promissory notes, subordinate to only the debt owing to Silicon Valley Bank made by Trim Healthcare Systems, Inc. (TRIM). The notes were originally owed to various venture capital firms, who subsequently collectively assigned the notes to THCS Holding, Inc.

     The notes range in principal amount from $6,120 to $59,900, bear interest at 10% per annum, and had original due dates ranging from June 30, 1993 to December 14, 1993. All principal and accrued interest was payable on the due dates. As of December 29, 1993, the outstanding principal balance of notes was $716,301, and the accrued interest was approximately $91,000.

     IFS purchased the notes, including the accrued interest by issuing its own, unsecured promissory note payable in the amount of $200,000 (See
     Note 6). Accordingly, the notes receivable and related accrued interest have been recorded in the accompanying consolidated balance at their aggregate cost to IFS of $200,000.

     On January 21, 1994, TRIM filed for bankruptcy under the provisions of Chapter 11 of the Bankruptcy Act.


6.   NOTES PAYABLE AND LONG-TERM DEBT:
     --------------------------------
     Notes payable and long-term debt consist of the following at December 31, 1995:

     Unsecured notes payable, due in aggregate monthly
        installments of $914, including interest at
        rates ranging from 8% to 10.9%, with maturities
        ranging from January 1996 through November 1998.        $  17,666

     Unsecured non-interest bearing note payable, due in
        five equal installments of $40,000, due on the
        fifteenth calendar day of each subsequent month
        commencing on January 15, 1994 (See Note 5).              200,000
                                                                 ---------
                                                                  217,666

     Less current portion                                        (211,924)
                                                                ----------
     Total long-term debt                                       $   5,742
                                                                ==========

     The unsecured, non-interest bearing $200,000 note described above was personally guaranteed by two individuals, one of whom was an officer, director and majority stockholder of the Company, the other of whom is a minority stockholder of the Company. Under the terms of the note, the monthly principal payments can be reduced by amounts owed to IFS by the noteholder pursuant to another agreement between the parties. IFS has not made any of the monthly payments due pursuant to the terms of the notes due to a lack of available funds and because IFS believes that certain offsets allowable by the terms of the agreements between the parties exist which will reduce the amount of the principal payment due.

     On March 14, 1994, IFS received a notice of default which under the terms of the note, accelerated all past and future monthly installments. The default notice demanded payment of $200,000 by April 15, 1994. Subsequent to March 14, 1994, a lawsuit was filed against IFS demanding payment. Subsequently, IFS filed a cross complaint and during September 1995 received a settlement offer to the benefit of IFS and other individuals involved in the cross complaint, including the extinguishment of the $200,000 note described above. IFS and other cross complainants refused the offer and have increased their suit against the noteholder to $10,000,000.

     Scheduled maturities of notes payable and long-term debt subsequent to December 31, 1995 are as follows:

                    1996            $ 211,924
                    1997                3,837
                    1998                1,905
                                    ---------
                                    $ 217,666

7.   STOCKHOLDERS' EQUITY:
     --------------------
     On February 23, 1994, the Company received total gross proceeds of approximately $199,500, resulting from the exercise of Class A and Class B warrants.

     In April 1994, the Board of Directors authorized the issuance of 50,000 Class C common stock purchase warrants in consideration of services to the Company. Each warrant is exercisable into one share of common stock at a price of $1.50 per share. The exercise price of the warrants exceeded the fair market value of the stock at the date of grant. During 1995 the exercise date of the warrants was extended to June 30, 1997.

     In December 1994, the Company granted stock purchase warrants for 250,000 shares with exercise prices ranging from $1.25 to $2.50 per share. The warrants were granted to an investment banking firm in exchange for services in connection with the Company's S-8 filing. The exercise price of the warrants exceeded the fair market value of the stock at the date of grant. All warrants were immediately exercisable and expired from January 27, 1995 through December 31, 1995. All warrants granted were subsequently extended to expire from January 26, 1996 through June 30, 1997. Additionally, the exercise price of the warrants were subsequently reduced to $1.00 per share.

     In November and December 1995, the Company granted stock purchase warrants for 90,000 shares with an exercise price of $1.00 per share in consideration of services to the Company. Each warrant is exercisable into one share of common stock expiring December 31, 1999. The exercise price of the warrants exceeded the fair market value of the stock at the date of grant.

     As part of the definative agreement between the Company and ZuZu, the outstanding options of the Company were replaced with warrants of 185,833 with exercise prices ranging from $1.00 to $3.00.

     The following table summarizes all stock purchase warrants through December 31, 1995:

                          Balance                                               Balance
                         Beginning                                              At End          Exercise
                          Of Year      Granted     Exercised     Canceled       Of Year           Price
                        ----------     -------     ---------     --------       -------      ---------------
December 31, 1994            -         300,000         -             -          300,000      $ 1.25 - $ 2.50
                          =======      =======      =======       =======       =======      ===============
December 31, 1995         300,000      275,833         -             -          575,833      $ 1.00 - $ 3.00
                          =======      =======      =======       =======       =======      ===============

     At December 31, 1995, 575,833 warrants were exercisable.

     Stock Options -
     -------------
          On November 8, 1993, the Board of Directors and stockholders of the Company adopted the Discovery Stock Option Plan (the Plan). The Plan allows the Company to grant incentive stock options, nonqualified stock options and/or stock purchase rights to officers, employees, former employees and consultants of the Company and the subsidiaries. Options that qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986 and options that do not qualify as such "incentive stock options" ("nonstatutory stock options") may be granted under the Plan. The Plan is administered by the Board of Directors or a committee appointed by the Board, which determines the employees, officers, and directors who are to receive options, the type of option to be granted, and the number of shares subject to each option. Options may not be granted under the Plan after October 31, 1999. Incentive stock options may not be granted or, for persons who own more than 10% of the Company's outstanding voting stock, options may not be granted with a purchase price less than 110% of such fair market value. The aggregate fair market value, determined as of the time the option is granted, of shares of common stock with respect to which incentive stock options become exercisable for the first time by the optionee under the Plan during any calendar year may not exceed $100,000. Options may not be transferred other than by will or the laws of descent and distribution and may be exercised only by the optionee during the lifetime of an optionee.

          In April 1994, the Company granted to certain officers of the Company, options for the purchase of 50,000 shares of the Company's common stock, at an exercise price of $3.00 per share, which exceeded the fair market value of the stock at the date of grant. All options granted initially expired in June 1995 and were subsequently extended to June 30, 1997. Additionally, subsequent to year end, 20,000 of such options were canceled, and the remaining 30,000 options were reduced by half, and reissued with no change in the exercise price.

          In January, November, and December 1995, the Company granted additional options for 190,000 shares with exercise prices ranging from $1.00 to $1.51 per share, expiring in December 1999.

          In conjunction with the sale of IFS and the merger with ZuZu as described in Note 12, the Company granted options to its current chairman and CEO to purchase 85,833 shares at an exercise price of $3.00 per share expiring in December 1999 in exchange for such officer agreeing to return 123,666 of his shares in the Company.

          Finally, as part of the definitive merger agreement between the Company and ZuZu, the outstanding options of the Company were replaced with warrants allowing, with the exception of 155,833 warrants, the warrant holder to purchase one half of the number of shares originally covered by options, but at the same exercise price and with the same expiration date.

     At December 31, 1995, there were no options.

          The following table summarizes all stock option activity through December 31, 1995:

                          Balance                                               Balance
                         Beginning                                              At End          Exercise
                          Of Year      Granted     Exercised     Canceled       Of Year           Price
                        ----------     -------     ---------     ---------      -------      ---------------
December 31, 1994             -        50,000            -              -      50,000            $ 3.00
                         ======        ======      =======      =========      ======            ======
December 31, 1995        50,000       271,666            -      (321,666)           -               -
                         ======       =======      =======      =========      ======            ======

     In August 1995 the CEO of the Company resigned. In connection with his separation agreement, he returned 300,000 shares of common stock to the Company in exchange for the cancellation of all amounts then owing between himself and the Company.

     In October 1995 the Company agreed to issue 35,000 shares of stock, 5,000 shares for the forgiveness of Company debts totaling $30,904 to an employee, and 30,000 to two employees for them agreeing to remain with the Company until September 1, 1996. Such 30,000 shares are being held in escrow until September 1, 1996 at which time they will be released to the respective recipient if still employed by the Company.


8.   INCOME TAXES:
     ------------
     Income tax expense (benefit) for the years ended December 31, 1995 and 1994 are comprised of the following:

                                    Current        Deferred        Total
                                    -------       ----------    ----------
Year ended December 31, 1995        $ 1,600       $       -     $   1,600
Year ended December 31, 1994        $ 1,600       $ (98,000)    $ (96,400)

     The actual income tax expense (benefit) differs from the "expected" tax expense (benefit), computed by applying the U.S. Federal corporate income tax rate of 34% for each period, as follows:

                                                  For The Years Ended
                                                     December 31,
                                              ---------------------------
                                                   1995           1994
                                              -----------     -----------
Computed "expected" tax expense (benefit)     $ (370,000)     $ (212,800)
State income taxes, net of federal
   income tax benefit                              1,600           1,600
Limitation on use of NOL                         370,000         114,800
                                              -----------     -----------
Actual income tax expense                     $    1,600      $  (96,400)

     The components of the net deferred tax asset (liability) recognized are as follows:

                                                      For The Years Ended
                                                         December 31,
                                                  ---------------------------
                                                       1995           1994
                                                  -----------     -----------
Current deferred tax asset (liabilities):
   Cash method adjustments                        $  121,000      $   27,000
                                                  -----------     -----------
                                                     121,000          27,000
   Valuation allowance                              (121,000)        (27,000)
                                                  -----------     -----------
Net current deferred tax asset (liability)        $        -      $        -
                                                  ===========     ===========
Long-term deferred tax assets (liabilities):
   Net operating loss carryforward                $  249,000      $   87,800
                                                  -----------     -----------
                                                     249,000          87,800
   Valuation allowance                              (249,000)        (87,800)
                                                  -----------     -----------
Net long-term deferred tax asset                  $        -      $        -
                                                  ===========     ===========

     The long-term deferred tax asset includes the future benefit of the DTI's pre-acquisition net operating losses of $180,000, which has been fully reserved through a valuation allowance. The benefit of $180,000 of the net operating loss carryforward to offset future taxable income is subject to limitation of use as a result of certain consolidation return filing regulation and additional limitation relating to a 50% change in ownership which occurred during 1993. Any portion of the valuation allowance for this net operating loss carryforward recognized as a tax benefit in the future will first reduce current income tax expense.

     As of December 31, 1995, the Company has available net operating loss carryforwards for income tax purposes of $965,000 which expire in the years 2003 through 2005.

9.   COMMITMENTS:
     -----------
     Leases -
     ------
          The Company has no operating lease commitments at December 31, 1995. Rent expense for years ended December 31, 1995 and 1994 was approximately $44,000 and $40,000 respectively.

     Employment Contracts -
     --------------------
          The Company has employment contracts with various officers with remaining terms up to one years. Such agreements provide for minimum salary levels and incentive bonuses, as well as severance payments upon termination or the non-extension of employment. The aggregate commitment for future salaries at December 31, 1995, is approximately $36,000.

10.  RELATED PARTY TRANSACTIONS:
     --------------------------
     During the period from inception to December 31, 1995, the Company borrowed money from certain stockholders, company officers and employees, and at December 31, 1995 the outstanding balance was $97,362. The borrowings bear interest at rates ranging from 8% to 13%, and have no specific repayment terms. Interest expense on such borrowings for the years ended December 31, 1995 and 1994 was approximately $12,600 and $16,500, respectively.

11.  CONCENTRATION OF CREDIT RISK:
     ----------------------------
     Financial instruments that potentially subject the Company to credit risk consists primarily of accounts and unbilled receivables. The Company's customers include hospitals and other health care clientele primarily located in California. Accounts and unbilled receivables amounted to approximately $41,142 at December 31, 1995.

12.  SUBSEQUENT EVENTS:
     -----------------
     Effective March 29, 1996, the Company entered into and consummated an agreement and plan of reorganization (the "Reorganization"), with Rocky Mountain Taco, Inc. (RMT) and CTC (The Colorado Taco corporation) pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock, and all other equity securities of RMT and CTC (ZuZu(- Registered Mark-) Colorado). Pursuant to the terms of the Reorganization, the Company exchanged 2,800,000 shares of its Common Stock for a combined total of 1,159,049 shares of ZuZu(-Registered Mark-) Colorado's issued and outstanding common stock. Additionally, warrants exercisable to acquire up to 124,000 shares of RMT common stock at an exercise price of $2.50 per share were exchanged for warrants exercisable to purchase 124,000 shares of the Company's Common Stock at an exercise price of $1.04 per share, which warrants now expire on
     December 31, 1998. For accounting purposes, the Reorganization will be accounted for as a reverse acquisition whereby Discovery is considered to have been acquired by ZuZu(-Registered Mark-) Colorado.

     As part of the Reorganization, the Company transferred 100% of the outstanding Common Stock of IFS to the Company's then Chairman and principal shareholder, Don McCrea-Hendrick. As consideration for transfer, Mr. McCrea-Hendrick returned to the Company 123,666 shares of the Company's Common Stock. In addition, Mr. McCrea-Hendrick forgave $175,000 in past due salary obligations and signed a mutual release with the Company terminating all rights and obligations under an employment agreement previously executed by Mr. McCrea-Hendrick and the Company. Innovative and Mr. McCrea-Hendrick also assumed and agreed to pay all of the outstanding liabilities and obligations of the Company which were incurred and/or accrued prior to January 1, 1996, save and except for $52,000 of liabilities which were retained by the Company. As further consideration, the Company granted Mr. McCrea-Hendrick options exercisable to acquire up to 85,833 shares of the Company's common stock at an exercise price of $3.00 per share.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DISCOVERY TECHNOLOGIES, INC.


Date:      October 29, 1996             /s/ D. William Hill
          ----------------------        ---------------------------------
                                        D. William Hill, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                      DATE
---------                                  -----                      ----



/s/ D. William Hill                      Chairman                   10/29/96
-------------------------        (Chief Executive Officer)         ----------
D. William Hill



/s/ David W. Hill                   President, Director             10/29/96
-------------------------        (Chief Operating Officer)         ----------
David W. Hill



/s/ Craig T. Rogers              Chief Financial Officer,           10/29/96
-------------------------       Chief Accounting Officer &         ----------
Craig T. Rogers                          Director