Form 10-Q
period 1996-03-31
DISCOVERY TECHNOLOGIES INC /KS/
filed 1996-10-30
CIK 857949

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
                        Commission file number 0-18606

                         DISCOVERY TECHNOLOGIES, INC.
                         ----------------------------
            (Exact Name of Registrant as Specified in its Charter)

      Kansas                                                36-3526027
     --------                                               ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                  24 Tejon Street, Colorado Springs, CO 80901
                -----------------------------------------------
                   (Address of principal executive offices)

                                (719) 575-0503
                                --------------
                        (Registrant's telephone number)

              --------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes             No     X
     ---------      --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes             No
     ---------      --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996, 3,746,196 shares of Common Stock, $1.00 par value, of the Registrant were outstanding.

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets as of March 31, 1996 (unaudited) and December 31, 1995

               Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1996 and
               March 31, 1995 (unaudited)

               Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1996 and
               March 31, 1995 (unaudited)

               Notes to Condensed Consolidated Financial
               Statements

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     The accompanying Condensed Consolidated Balance Sheets at March 31, 1996; Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1996 and March 31, 1995; Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1996 and March 31, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. These statements reflect only the performance of the Company's wholly owned subsidiaries, Rocky Mountain Taco, Inc. (RMT) and The Colorado Taco Corporation (CTC) (collectively ZuZu (registered) Colorado), and do not reflect any impact of Innovative Financial Strategies, Inc. which had no material operations during the quarter ended March 31, 1996.

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

                                        MARCH 31,      DEC. 31,
                                           1996          1995
                                        (UNAUDITED)    (AUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents         $   33,648     $  131,279
     Inventories                           17,527         14,119
     Prepaid expense                            0          6,893
                                       -----------    -----------
     Total current assets                  51,175        152,291
                                       -----------    -----------
PROPERTY AND EQUIPMENT, AT COST
     Leasehold improvements               617,082        605,307
     Furniture and fixtures                51,853         45,124
     Equipment                            371,705        369,215
                                       -----------    -----------
                                        1,040,640      1,019,646

     Less accumulated depreciation
     and amortization                     139,653        139,108
                                       -----------    -----------
                                          900,986        880,538
                                       -----------    -----------
OTHER ASSETS
     Franchise fees - at cost,
       less accumulated amort              69,334         69,709
     Development rights - at cost,
       less accumulated amort             239,875        239,875
     Organizational costs - at cost,
       less accumulated amort              15,041          8,431
     Loan costs - at cost,
       less accumulated amort              11,650          4,650
     Deposits                              48,867         48,867
     Prepaid expenses                      11,502         11,502
                                       -----------    -----------
                                          396,269        390,034
                                       -----------    -----------
     Total assets                      $1,348,430     $1,422,863

                                        MARCH 31,      DEC. 31,
                                           1996          1995
                                        (UNAUDITED)    (AUDITED)

LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt$   76,668       66,691
     Current portion of leases payable     38,527         37,015
     Note payable                          30,000         30,000
     Accounts payable                     177,047        170,871
     Salaries                              42,300          8,903
     Development and franchise
       fees payable                       127,500        127,500
     Royalties                              4,412              0
     Other                                  6,298         17,381
                                       -----------    -----------
     Total current liabilities            502,752        458,361
                                       -----------    -----------
LONG-TERM DEBT, less current maturities   450,544        469,182
                                       -----------    -----------
LEASES PAYABLE, less current portion      139,861        159,036
                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES                   0              0
                                       -----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 1,000,000 shares
of $0.01 par value issuable in series, none
issued

Common stock - authorized, 40,000,000
shares of $1 par value, issued, 3,527,0003,500,000       930,000

     Discount on common stock          (2,608,759)             0
     Accumulated deficit                 (635,968)      (541,716)
                                       -----------    -----------
                                          255,273        388,284
                                       -----------    -----------
     Total liabilities and
     stockholders' equity              $1,348,430     $1,422,863

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

<CAPTION)
                                           THREE MONTHS ENDED
                                      MARCH 31, 1996      MARCH 31, 1995
                                        (UNAUDITED)  (UNAUDITED)

Net sales                              $  340,831     $  240,762

Cost of sales                             262,646        124,195
                                       -----------    -----------
Gross margin                               78,185        116,566

Operating expenses -
  General and administrative              153,691        101,226
                                       -----------    -----------
Profit/Loss from operations               (75,506)        15,340
                                       -----------    -----------
Other income (expenses)
     Interest income                          638          3,494
     Interest expense                     (19,384)       (11,439)
                                       -----------    -----------
Total other expenses, net                 (18,746)        (7,945)
                                       -----------    -----------
Net income (loss)                         (94,252)        7,395


DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                            THREE MONTHS ENDED
                                      MARCH 31, 1996        MARCH 31, 1995
                                        (UNAUDITED)         (UNAUDITED)

Increase (decrease) in cash and
cash equivalents

Cash flows from operating activities
     Net loss                          $  (94,252)    $    7,395
     Adjustments to reconcile net
     loss to net cash
       Depreciation and amortization       34,977         11,167
       Change in assets and liabilities
         Increase in inventories           (3,408)        (4,628)
         Increase in prepaid expenses       6,893          1,500
         Payment of loan costs            (10,435)          (688)
         Increase in accounts payable      (6,176)        15,958
         Increase in accrued &
           other liabilities               19,986          6,963
                                       -----------    -----------
       Net cash provided by (used in)
         operating activities             (52,415)        37,667
                                       -----------    -----------
Cash flows from investing activities
     Acquisition of property
       and equipment                      (20,994)      (125,051)
     Payments of franchise fees               375        (25,072)
     Payments of development rights             0       (111,202)
     Payments of organizational costs      (6,610)        (1,022)
     Increase in deposits                       0              0
                                       -----------    -----------
       Net cash used in investing
         activities                       (27,228)      (262,346)
                                       -----------    -----------
Cash flows from financing activities
     Proceeds on long-term debt                 0        270,000
     Principal payments on long-term debt  (8,219)        (4,981)
     Proceeds from note payable                 0              0
     Principal payments on capital leases  (9,102)        (5,306)
     Proceeds from issuance of
       common stock                        52,000              0
     Changes in related party payables          0              0
     Changes in refunded payables               0        (25,000)
                                       -----------    -----------
       Net cash provided by financing
         activities                        34,678        234,714
                                       -----------    -----------
       Net increase (decrease) in cash
         and cash equivs.                 (44,965)        10,035

Cash and cash equivalents at
  beginning of period                     131,279         47,760
                                       -----------    -----------
Cash and cash equivalents at
  end of period                            86,314         57,795
                                       -----------    -----------

Cash paid during the year for
  interest                                 19,384         11,439
                                       -----------    -----------

        DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO CONDENSED
        --------------------------------------------------------------
                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
1.   BACKGROUND
     ----------
     Discovery Technologies Inc. ("Discovery" or the "Company") was incorporated in February, 1987 under the laws of the State of Kansas.

     Effective October 1, 1993, Discovery merged with Innovative Financial Strategies, Inc. (IFS). IFS was incorporated under the laws of the State of Delaware and was engaged in the business of providing revenue enhancement consulting services to hospitals and other health care clientele.

     Effective March 29, 1996 Discovery, acquired acquired one hundred percent (100%) of the issued and outstanding shares of Rocky Mountain Taco, Inc., a Colorado corporation and one hundred percent (100%) of the issued and outstanding shares of The Colorado Taco Corporation, a Colorado Corporation (collectively called ZuZu (registered) Colorado), Colorado developers of ZuZu (registered) Handmade Mexican Food restaurants (the "Reorganization"). For accounting purposes, the transaction was accounted for as a reverse acquisition whereby Discovery was considered to have been acquired by ZuZu (registered) Colorado.

     As part of the Reorganization, IFS was sold to Mr. Don McCrea-Hendrick for 126,221 shares of the Company's Common Stock and forgiveness of $175,000 in past due salary along with a mutual release with the Company whereby the parties agreed to terminate all obligations under Mr. McCrea-Hendrick's employment agreement. In addition IFS and Mr. McCrea-Hendrick agreed to indemnify the Company against any and all liabilities which existed on or before January 1, 1996.

     Following consummation of the Reorganization, Discovery remained as the surviving entity, and as a result, the Company will retain Discovery's capital structure.

2.   INTERIM FINANCIAL STATEMENTS
     ----------------------------
     The condensed consolidated balance sheet of Discovery Technologies, Inc. and Subsidiaries as of March 31, 1996 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1996 and March 31, 1995 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated positions, results of operations and cash flows of these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. Results of operations for interim periods are not necessarily indicative of the results for a full year.

3.   INCOME TAXES
     ------------
     The Company provides for deferred income taxes under an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which generally requires that the tax asset or liability be computed based upon the statutory income tax rates in effect when the differences in reporting income and expenses for financial and tax reporting purposes are reported on the tax return.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

     Effective March 29, 1996, Discovery sold 100% of IFS to Don McCrea-Hendrick and concurrently with the sale of IFS, acquired one hundred percent (100%) of the outstanding Common Stock of ZuZu (registered) Colorado. For accounting purposes, the transaction was accounted for as a reverse acquisition whereby Discovery was considered to have been acquired by ZuZu (registered) Colorado. As a result, ZuZu (registered) Colorado's operations are the only operations of the Company following the Reorganization. Therefore, portions of the following discussions compare the Company's liquidity, capital resources and results of operations to those of ZuZu (registered) Colorado for the prior year.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

     Total assets decreased from $1,422,863 on December 31, 1995 to $1,348,430 on March 31, 1996, a decrease of 5.2%. The decrease is attributed to a dispersion of funds to open a new location and the payment of Accounts Payable. Current assets decreased from $152,291 as of December 31, 1995 to $51,175 as of March 31, 1996 or 66.4%. The Company's cash account fell substantially from $131,279 on December 31, 1995 to $33,648 on March 31, 1996, a decrease of $97,631. Property and Equipment / Other Assets increased $26,683, or 2.1% over the amount reported on December 31, 1995. These increases reflect the start-up of an addition ZuZu (registered) Handmade Mexican Food restaurant in Colorado Springs, Colorado.

     The Company's current liabilities increased $44,121 or 9.6%. Long term debt decreased from $469,182 as of December 31, 1995 to $450,544 as of March 31, 1996.

     The Company continued to suffer a working capital deficit due to development costs and losses from operations. The Company's working capital deficit increased from $(306,070) on December 31, 1995 to $(451,577) on March 31, 1996, an increase of $145,507 or 47.5%.

     The Company has continued to expand the ZuZu (registered) concept in Colorado with the addition of a fifth restaurant in Colorado Springs, Colorado. On May 29, 1996 the Company signed a letter of intent to purchase seventeen Arby's Roast Beef restaurants from Circle Restaurant Company of Denver, Colorado. The units are located in southern Colorado with the largest concentration in Colorado Springs, Colorado. Triarc Restaurant Group, parent company of Arby's Roast Beef, and ZuZu (registered), Inc., parent company of ZuZu (registered) Handmade Mexican Food, signed an agreement to co-brand ZuZu (registered) with Arby's. The agreement is in force throughout the United States with the exception of the state of Colorado. The Company intends to co-brand as many of the Arby's units in southern Colorado as is practical. The Company will need to raise at least $2,200,000 through a debt agreement or through sale of equity to complete the purchase. To date, however, the Company has not obtained any commitments for additional capital, and there can be no assurance that the Company will be able to raise the needed capital on terms favorable or acceptable to the Company. The letter of intent is non-binding and so there is no assurance that the purchase will be consummated.

     The Company anticipates continued improvement in liquidity through modest increases in current assets as sales and marketing efforts improve.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Revenues for the three months ended March 31, 1996 increased over the same period in 1995. Specifically revenues for the three months ended March 31, 1996 were $340,831, up from $240,7621 reported March 31, 1995 or 142%. Gross
Margin decreased from $116,566 as of March 31, 1995 to $78,185 as of March 31, 1996 as a result of the inefficiencies experienced in startup of a new site. General and Administrative expenses increased from $101,226 as of March 31, 1995 to $153,691, an increase of 152%. The increase in these expenses was due to start up of an additional site and the merger between ZuZu (registered) Colorado and the Company. Interest income decreased from $3,494 to $638 and Interest Expense went from $11,439 to $19,384 for the three months ended
March 31, 1995 and March 31, 1996 respectively.  As a result the Net Income
(Loss) decreased from $7,395 to ($94,252). Likewise, net income per share dropped to ($.0255) per share.

     The Company intends to lower operating expenses through control of labor and food costs with the addition of a commissary to provide most of the food preparation necessary for the five operating sites. The commissary will reduce kitchen labor costs at the unit level by reducing the amount of food preparation, enhance training and product consistency, and reduce food costs by concentrating delivery of food to one site, reducing delivery costs, thus allowing ZuZu (registered) to take advantage of volume purchase discounts.

     In addition, the Company has negotiated an agreement with Bethesda Management to reduce the standard lease costs on the site located at 1899 S. Nevada Ave., Colorado Springs, Colorado in return for percentage rent agreements. The reduction will lower the base costs of the site during the start up of the site when revenues are expected to be lower.

     Management believes that the actions underway to reduce labor cost and food cost will improve the gross profit margin of the operations and that when adequate funding is available, a substantial advertising program can be initiated to improve market awareness and thus revenue and profit margin.

                          PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     On March 21, 1996 Contract Media Specialists, Inc. d.b.a. Entree-Denver initiated suit against The Colorado Taco Corporation in the County Court, El Paso County, Colorado, for non-payment of $3,000 in fees charged for placement of an advertisement in Entree magazine. The Company contended that Entree was in direct violation of the contract which describes specific requirements for placement of the advertising material. On October 3, 1996 the County Court of El Paso County, State of Colorado, ruled in favor of the Company, denying Entree any collection and causing Entree to pay court costs and reasonable attorney's fees to the Company.

ITEM 2.        CHANGES IN SECURITIES

     None.

ITEM 3.        DEFAULT UPON SENIOR SECURITIES

     In December, 1995, Innovative purchased certain secured promissory notes in return for Innovative issuing its own Note in the amount of $200,000. The Note called for monthly payments of $40,000 each commencing in January, 1996. Innovative has refused to make payments on the Note claiming numerous defenses and counterclaims based upon misrepresentations in the transaction. These obligations are the sole responsibility of Innovative Financial Strategies and Don McCrea-Hendrick as part of the acquisition of the Company by ZuZu (registered) Colorado.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.        OTHER INFORMATION

     None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits - None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        DISCOVERY TECHNOLOGIES, INC.



Dated:    October 30, 1996              By:  /s/ D. William Hill
                                             ------------------------------
                                             D. William Hill, Chief Executive
                                             Officer



Dated:    October 30, 1996              By:  /s/ Craig T. Rogers
                                             ------------------------------
                                             Craig T. Rogers, Chief Financial
                                             Officer and Chief Accounting
                                             Officer