Form 10-Q
period 1996-06-30
DISCOVERY TECHNOLOGIES INC /KS/
filed 1996-10-31
CIK 857949

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets as of June 30, 1996 (unaudited) and December 31, 1995

               Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1996 and June 30, 1995 (unaudited)

               Condensed Consolidated Statement of Cash Flows for the Three Months and Six Months Ended June 30, 1996 and June 30, 1995 (unaudited)

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

     The accompanying Condensed Consolidated Balance Sheets at June 30, 1996; Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 1996 and June 30, 1995; Condensed Consolidated Statement of Cash Flows for the Three Months and Six Months Ended June 30, 1996 and June 30, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. These statements reflect only the performance of the Company's wholly owned subsidiaries, Rocky Mountain Taco, Inc. (RMT) and The Colorado Taco Corporation (CTC) (collectively ZuZu (registered) Colorado), and do not reflect any impact of Innovative Financial Strategies, Inc. which had no material operations during fiscal 1996, and was disposed of effective March 29, 1996.

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

                                         JUNE 30,      DEC. 31,
                                           1996          1995
                                        (UNAUDITED)    (AUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents         $   42,714     $  131,279
     Inventories                           19,676         14,119
     Prepaid expense                        2,734          6,893
                                       -----------    -----------
     Total current assets                  65,124        152,291
                                       -----------    -----------
PROPERTY AND EQUIPMENT, AT COST
     Leasehold improvements               617,082        605,307
     Furniture and fixtures                51,853         45,124
     Equipment                            371,705        369,215
                                       -----------    -----------
                                        1,040,640      1,019,646

     Less accumulated depreciation
       and amortization                   139,833        139,108
                                       -----------    -----------
                                          900,807        880,538
                                       -----------    -----------
OTHER ASSETS
     Franchise fees - at cost,
       less accumulated amort              68,959         69,709
     Development rights - at cost,
       less accumulated amort             239,875        239,875
     Organizational costs - at cost,
       less accumulated amort              14,938          8,431
     Loan costs - at cost, less
       accumulated amort                   11,650          4,650
     Deposits                              48,867         48,867
     Prepaid expenses                           0         11,502
                                       -----------    -----------
                                          384,289        390,034
                                       -----------    -----------
     Total assets                      $1,350,219     $1,422,863
                                       ===========    ===========

                                         JUNE 30,      DEC. 31,
                                           1996          1995
                                        (UNAUDITED)    (AUDITED)

LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term
       debt                            $   83,178         66,691
     Current portion of leases payable     40,100         37,015
     Note payable                          30,000         30,000
     Accounts payable                     190,536        170,871
     Salaries                              70,179          8,903
     Development and franchise
       fees payable                       127,500        127,500
     Royalties                             15,865              0
     Other                                      0         17,381
                                       -----------    -----------
     Total current liabilities            557,358        458,361
                                       -----------    -----------
LONG-TERM DEBT, less current maturities   427,691        469,182
                                       -----------    -----------
LEASES PAYABLE, less current portion      131,898        159,036
                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES                   0              0
                                       -----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 1,000,000 shares
of $0.01 par value issuable in series, none
issued

Common stock - authorized,
  40,000,000 shares of $1 par
  value, issued, 3,527,000              3,617,000        930,000

     Discount on common stock          (2,608,759)             0
     Accumulated deficit                 (774,968)      (541,716)
                                       -----------    -----------
                                          233,273        388,284
                                       -----------    -----------
     Total liabilities and
       stockholders' equity            $1,350,219     $1,422,863
                                       ===========    ===========

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                           THREE MONTHS ENDED
                                       JUNE 30, 1996   JUNE 30, 1995
                                        (UNAUDITED)     (UNAUDITED)

Net sales                              $  370,340     $  246,664

Cost of sales                             318,566        178,113
                                       -----------    -----------
Gross margin                               51,775         68,551

Operating expenses -
  General and administrative              172,259        109,334
                                       -----------    -----------
Profit/Loss from operations              (120,484)       (40,783)
                                       -----------    -----------
Other income (expenses)
     Interest income                          638          1,860
     Interest expense                     (19,154)       (13,850)
                                       -----------    -----------
Total other expenses, net                 (18,516)       (11,990)
                                       -----------    -----------
Net income (loss)                        (139,000)       (52,773)
                                       ===========    ===========

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                            SIX MONTHS ENDED
                                       JUNE 30, 1996 JUNE 30, 1995
                                        (UNAUDITED)   (UNAUDITED)

Net sales                              $  771,171     $  487,426

Cost of sales                             581,212        302,309
                                       -----------    -----------
Gross margin                              129,959        185,117

Operating expenses -
  General and administrative              325,950        210,560
                                       -----------    -----------
Profit/Loss from operations              (195,991)       (25,443)
                                       -----------    -----------
Other income (expenses)
     Interest income                        1,276          5,354
     Interest expense                     (38,538)       (25,289)
                                       -----------    -----------
Total other expenses, net                 (37,262)       (19,935)
                                       -----------    -----------
Net income (loss)                        (233,253)       (45,378)
                                       ===========    ===========

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                           THREE MONTHS ENDED
                                       JUNE 30, 1996   JUNE 30, 1995
                                        (UNAUDITED)    (UNAUDITED)

Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
     Net loss                          $ (139,000)    $  (52,773)
     Adjustments to reconcile net
     loss to net cash
       Depreciation and amortization       35,140         19,277
       Change in assets and liabilities
         Increase in inventories           (2,149)        (3,457)
         Increase in prepaid expenses      (2,734)             0
         Payment of loan costs                  0              0
         Increase in accounts payable     (13,489)        36,370
         Increase in accrued &
           other liabilities                6,298          3,564
                                       -----------    -----------
       Net cash provided by (used in)
         operating activities            (115,934)         2,980
                                       -----------    -----------
Cash flows from investing activities
     Acquisition of property and equipment      0       (166,797)
     Payments of franchise fees               375            162
     Payments of development rights             0          1,590
     Payments of organizational costs         103             49
     Increase in deposits                       0              0
                                       -----------    -----------
       Net cash used in investing
         activities                           478       (164,997)
                                       -----------    -----------
Cash flows from financing activities
     Proceeds on long-term debt                 0              0
     Principal payments on long-term debt  (8,219)        (4,981)
     Proceeds from note payable                 0              0
     Principal payments on capital leases  (9,102)        (5,306)
     Proceeds from issuance of
       common stock                        39,000              0
     Changes in related party payables          0              0
     Changes in refunded payables               0              0
                                       -----------    -----------
       Net cash provided by financing
         activities                             21,678   (10,286)
                                       -----------    -----------
       Net increase (decrease) in cash
         and cash equivs.                 (93,777)      (172,303)

Cash and cash equivalents at
   beginning of period                     86,314        425,637
                                       -----------    -----------
Cash and cash equivalents at
  end of period                            (7,463)      253,334
                                       -----------    -----------
Cash paid during the year for interest     19,154         13,850
                                       -----------    -----------

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                            SIX MONTHS ENDED
                                       JUNE 30, 1996   JUNE 30, 1995
                                        (UNAUDITED)     (UNAUDITED)

Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
     Net loss                          $ (233,253)    $  (45,378)
     Adjustments to reconcile net loss
     to net cash
       Depreciation and amortization       70,117         30,444
       Change in assets and liabilities
         Increase in inventories           (5,557)        (8,085)
         Increase in prepaid expenses       4,159          1,500
         Payment of loan costs            (10,435)          (688)
         Increase in accounts payable     (19,665)        52,328
         Increase in accrued &
           other liabilities               26,284         10,527
                                       -----------    -----------
       Net cash provided by (used in)
         operating activities            (168,350)        40,648
                                       -----------    -----------
Cash flows from investing activities
     Acquisition of property
       and equipment                      (20,994)      (291,848)
     Payments of franchise fees               750        (24,910)
     Payments of development rights             0       (109,612)
     Payments of organizational costs      (6,507)          (973)
     Increase in deposits                       0              0
                                       -----------    -----------
       Net cash used in investing
         activities                       (26,750)      (427,342)
                                       -----------    -----------
Cash flows from financing activities
     Proceeds on long-term debt                 0        270,000
     Principal payments on
       long-term debt                     (16,438)        (9,962)
     Proceeds from note payable                 0              0
     Principal payments on
       capital leases                     (18,204)       (10,612)
     Proceeds from issuance of
       common stock                        91,000              0
     Changes in related party payables          0              0
     Changes in refunded payables               0        (25,000)
                                       -----------    -----------
       Net cash provided by financing
         activities                        56,357        224,427
                                       -----------    -----------
       Net increase (decrease) in cash
         and cash equivs.                (138,743)      (162,267)

Cash and cash equivalents at
   beginning of period                     131,279       448,850
                                       -----------    -----------
Cash and cash equivalents at
   end of period                           (7,464)       286,538
                                       -----------    -----------
Cash paid during the year for interest     38,538         25,289
                                       -----------    -----------

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED
---------------------------------------------------------------------------
FINANCIAL STATEMENTS
--------------------

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

     Effective March 29, 1996 Discovery acquired one hundred percent (100%) of the issued and outstanding shares of Rocky Mountain Taco, Inc., a Colorado corporation, and one hundred percent (100%) of the issued and outstanding shares of The Colorado Taco Corporation, a Colorado Corporation (collectively called ZuZu (registered) Colorado), Colorado developers of ZuZu (registered) Handmade Mexican Food restaurants (the "Reorganization"). For accounting purposes, the transaction was accounted for as a reverse acquisition whereby Discovery was considered to have been acquired by ZuZu (registered) Colorado.

     As part of the Reorganization, IFS was sold to Mr. Don McCrea-Hendrick for 126,221 shares of the Company's Common Stock and forgiveness of $175,000 in past due salary along with a mutual release with the Company whereby the parties agreed to terminate all obligations under Mr. McCrea-Hendrick's employment agreement. In addition IFS and Mr. McCrea-Hendrick agreed to indemnify the Company against any and all liabilities which existed on or before December 31, 1995.

     Following consummation of the Reorganization, Discovery remained as the surviving entity, and as a result, the Company will retain Discovery's capital structure.

2.   INTERIM FINANCIAL STATEMENTS
     ----------------------------
     The condensed consolidated balance sheet of Discovery Technologies, Inc. and Subsidiaries as of June 30, 1996 and the condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 1996 and June 30, 1995 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated positions, results of operations and cash flows of these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. Results of operations for interim periods are not necessarily indicative of the results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DISCOVERY TECHNOLOGIES, INC.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

     Effective March 29, Discovery sold IFS to Don McCrea-Hendrick and, concurrently with the sale of IFS acquired one hundred percent (100%) of the outstanding Common Stock of ZuZu (registered) Colorado. For accounting purposes, the transaction was accounted for as a reverse acquisition whereby Discovery was considered to have been acquired by ZuZu (registered) Colorado. As a result, ZuZu (registered) Colorado's operations are the only operations of the Company following the Reorganization. Therefore, portions of the following discussions compare the Company's liquidity, capital resources and results of operations to those of ZuZu (registered) Colorado for the prior year.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995

     Total assets decreased from $1,422,863 on December 31, 1995 to $1,350,219 on June 30, 1996, a decrease of 5.1%. The decrease is attributed to dispersion of funds to complete construction on a new location and the payment of Accounts Payable. Current assets decreased from $152,291 as of December 31, 1995 to $65,124 as of June 30, 1996 or 57.24%. The Company's cash account fell substantially from $131,279 on December 31, 1995 to $42,714 on June 30, 1996, a decrease of $88,565. Property and Equipment/Other Assets increased $14,524 or 1.1% over the amount reported on December 31, 1995. These increases reflect the continued construction of a new ZuZu (registered) Handmade Mexican Food restaurant in Colorado Springs, Colorado.

     The Company's current liabilities increased $98,997 or 21.6%. Long term debt decreased from $469,182 as of December 31, 1995 to $427,691 as of June 30, 1996.

     The Company continued to suffer a working capital deficit due to development costs and losses from operations. To this end, the Company's working capital deficit increased from $(306,070) on December 31, 1995 to ($492,234) on June 30, 1996, an increase of $186,164.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Revenues for the six months ended June 30, 1996 increased over the same period in 1995. Specifically revenues, for the six month period ended June 30, 1996 were $711,171, up from $487,426 reported June 30, 1995 or nearly 46%.
Gross Margin decreased from $185,117 as of June 30, 1995 to $129,959 as of June 30, 1996 as a result of the inefficiencies experienced in startup of a new site. General and Administrative expenses increased from $210,560 as of June 30, 1995 to $325,950, an increase of nearly 55%. The increase in these expenses was due to the merger between ZuZu (registered) Colorado and the Company. Interest income decreased from $5,354 to $1,276 and Interest Expense went from $19,935 to $37,262 for the six months ended June 30, 1995 and June 30, 1996 respectively. As a result the Net Loss increased from ($45,378) to ($233,253). Likewise, the Company's net loss per share increased to ($.0645) per share.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Revenues for the three months ended June 30, 1996 increased over the same period in 1995. Specifically revenues, for the three month period ended June 30, 1996 were $370,340, up from $246,664 reported June 30, 1995 or 50.14%.
Gross Margin decreased from $68,551 as of June 30, 1995 to $51,775 as of June 30, 1996 as a result of the inefficiencies experienced in startup of a new site. General and Administrative expenses increased from $109,334 as of June 30, 1995 to $172,259, an increase of 57.6%. The increase in these expenses was due to the merger between ZuZu (registered) Colorado and the Company. Interest income decreased from $1,860 to $638 and Interest Expense went from $13,850 to $19,154 for the three months ended June 30, 1995 and June 30, 1996 respectively. As a result the Net Loss increased from ($52,773) to ($139,000). Likewise, the Company's net loss per share increased to ($.0384) per share.

     Management believes that the actions underway to reduce labor cost and food cost will improve the gross profit margin of the operations and that when adequate funding is available, a substantial advertising program can be initiated to improve market awareness and thus revenue and profit margin.

                          PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     On March 21, 1996 Contract Media Specialists, Inc. d.b.a. Entree-Denver initiated suit against The Colorado Taco Corporation in the County Court, El Paso County, Colorado, for non-payment of $3,000 in fees charged for placement of advertisement in Entree magazine. The Company contended that Entree was in direct violation of the contract which describes specific requirements for placement of the advertising material. On October 3, 1996 the County Court of El Paso County, State of Colorado, ruled in favor of the Company, denying Entree any collection and causing Entree to pay court costs and reasonable attorney's fees to the Company.

ITEM 2.        CHANGES IN SECURITIES

     None

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