Form 10-Q
period 1996-09-30
DISCOVERY TECHNOLOGIES INC /KS/
filed 1996-11-18
CIK 857949

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 1996

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

For the transition period from                     to
                                  --------------       --------------
                            Commission file number 0-18606
                                                   -------
                             DISCOVERY TECHNOLOGIES, INC.
                             ----------------------------
                (Exact Name of Registrant as Specified in its Charter)

     Kansas                                                  36-3526027
     ------                                                  ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                      24 Tejon Street, Colorado Springs, CO 80901
                      -------------------------------------------
                       (Address of principal executive offices)

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

                                         INDEX

PART I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements:

                Condensed Consolidated Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995

                Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 1996 and September 30, 1995

                Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 1996 and September 30, 1995 (unaudited)

                Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1996 and September 30, 1995 (unaudited)

                Condensed Consolidated Statement of Cash Flows for the Three Months Ended September 30, 1996 and September 30, 1995

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

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K

                            PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

     The accompanying Condensed Consolidated Balance Sheets at September 30, 1996; Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1996 and September 30, 1995; Condensed Consolidated Statement of Cash Flows for the Three and Nine Months Ended September 30, 1996 and September 30, 1995 are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations for the interim period presented. These statements reflect only the performance of the Company's wholly owned subsidiaries, Rocky Mountain Taco, Inc. (RMT) and The Colorado Taco Corporation
(CTC) (collectively ZuZu (registered) Colorado), and do not reflect any impact of Innovative Financial Strategies, Inc. which had no material operations during fiscal 1996, and was disposed of effective March 29, 1996.

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
UNAUDITED

                                                      SEPT. 30,        DEC. 31,
                                                        1996             1995
                                                     (UNAUDITED)       (AUDITED)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $   53,163       $  131,279
     Inventories                                         22,646           14,119
     Prepaid expense                                          0            6,893
                                                    -----------      -----------
     Total current assets                                75,809          152,291
                                                    -----------      -----------
PROPERTY AND EQUIPMENT, AT COST
     Leasehold improvements                             617,082          605,307
     Furniture and fixtures                              51,853           45,124
     Equipment                                          371,960          369,215
                                                    -----------      -----------
                                                      1,040,895        1,019,646

     Less accumulated depreciation
       and amortization                                 139,653          139,108
                                                    -----------       -----------
                                                        901,241          880,538
                                                    -----------       -----------
OTHER ASSETS
     Franchise fees - at cost,
       less accumulated amort                            68,959           69,709
     Development rights - at cost,
       less accumulated amort                           239,875          239,875
     Organizational costs - at cost,
       less accumulated amort                            14,835            8,431
     Loan costs - at cost, less
       accumulated amort                                 11,650            4,650
     Deposits                                            48,867           48,867
     Prepaid expenses                                         0           11,502
                                                    -----------       -----------
                                                        384,186          390,034
                                                    -----------       -----------
     Total assets                                    $1,361,236       $1,422,863
                                                    ===========       ===========

                                                      SEPT, 30,        DEC. 31,
                                                        1996             1995
                                                     (UNAUDITED)       (AUDITED)

LIABILITIES AND STOCK HOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term
       debt                                         $   85,641            66,691
     Current portion of leases payable                  41,737            37,015
     Note payable                                       30,000            30,000
     Accounts payable                                  153,194           170,871
     Salaries                                           94,929             8,903
     Development and franchise
       fees payable                                    127,500           127,500
     Royalties                                          26,736                 0
     Other                                                   0            17,381
                                                   -----------       -----------
     Total current liabilities                         559,738           458,361
                                                   -----------       -----------
LONG-TERM DEBT, less current maturities                404,196           469,182
                                                   -----------       -----------
LEASES PAYABLE, less current portion                   119,036           159,036
                                                   -----------       -----------
COMMITMENTS AND CONTINGENCIES                                0                 0
                                                   -----------       -----------
STOCKHOLDERS' EQUITY
Preferred stock, authorized, 1,000,000 shares
of $0.01 par value issuable in series, none
issued

Common stock - authorized,
  40,000,000 shares of $1 par
  value, issued, 3,598,000                           3,688,000           930,000

     Discount on common stock                       (2,679,759)                0
     Accumulated deficit                              (729,975)         (541,716)
                                                   -----------       -----------
                                                       278,267           388,284
                                                   -----------       -----------
     Total liabilities and
       stockholders' equity                         $1,361,236        $1,422,863
                                                   ===========       ===========

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                         THREE MONTHS ENDED
                                                   SEPT 30, 1996   SEPT 30, 1995
                                                    (UNAUDITED)     (UNAUDITED)

Net sales                                           $  372,854        $  296,050

Cost of sales                                          343,533           206,374
                                                    -----------      -----------
Gross margin                                            29,321            89,676

Operating expenses -
  General and administrative                           123,810           125,003
                                                    -----------      -----------
Profit/Loss from operations                            (94,489)          (35,327)
                                                    -----------       -----------
Other income (expenses)
     Interest income                                       525             1,860
     Interest expense                                  (19,154)          (18,854)
                                                    -----------      -----------
Total other expenses, net                              (18,629)          (16,994)
                                                    -----------      -----------
Net income (loss)                                     (113,118)          (52,321)
                                                    ===========      ===========

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                                          NINE MONTHS ENDED
                                                   SEPT 30, 1996   SEPT 30, 1995
                                                    (UNAUDITED)     (UNAUDITED)

Net sales                                          $ 1,084,025        $  783,476

Cost of sales                                          924,745           508,683
                                                   -----------       -----------
Gross margin                                           159,280           274,793

Operating expenses -
  General and administrative                           449,760           335,563
                                                   -----------       -----------
Profit/Loss from operations                           (290,480)          (60,770)
                                                   -----------       -----------
Other income (expenses)
     Interest income                                     1,801             7,214
     Interest expense                                  (57,692)          (44,143)
                                                   -----------       -----------
Total other expenses, net                              (55,891)          (36,929)
                                                   -----------       -----------
Net income (loss)                                     (346,371)          (97,699)
                                                   ===========       ===========

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                         THREE MONTHS ENDED
                                                   SEPT 30, 1996   SEPT 30, 1995
                                                    (UNAUDITED)     (UNAUDITED)

Increase (decrease) in cash and
  cash equivalents

Cash flows from operating activities
     Net loss                                       $ (113,118)       $  (52,321)
     Adjustments to reconcile net
     loss to net cash
       Depreciation and amortization                    35,140            28,858
       Change in assets and liabilities
         Increase in inventories                        (2,970)             (285)
         Increase in prepaid expenses                   (2,734)                0
         Payment of loan costs                               0                 0
         Increase in accounts payable                   37,342           (24,846)
         Increase in accrued &
           other liabilities                                 0                 0
                                                   -----------       -----------
       Net cash provided by (used in)
         operating activities                          (40,871)          (48,594)
                                                   -----------       -----------
Cash flows from investing activities
    Acquisition of property and equipment                    0          (166,611)
    Payments of franchise fees                               0               162
    Payments of development rights                           0             1,298
    Payments of organizational costs                       103                48
    Increase in deposits                                     0                 0
                                                    -----------       -----------
      Net cash used in investing
        activities                                         103          (165,103)
                                                    -----------       -----------
Cash flows from financing activities
     Proceeds on long-term debt                              0                 0
     Principal payments on long-term debt               (8,219)           (4,981)
     Proceeds from note payable                              0                 0
     Principal payments on capital leases               (9,102)           (5,306)
     Proceeds from issuance of
       common stock                                    103,500                 0
     Changes in related party payables                       0                 0
     Changes in refunded payables                            0                 0
                                                    -----------       -----------
       Net cash provided by financing
         activities                                     86,178           (10,286)
                                                    -----------       -----------
       Net increase (decrease) in cash
         and cash equivs.                               45,410          (223,984)

Cash and cash equivalents at
  beginning of period                                   (7,463)          253,334
                                                    -----------       -----------
Cash and cash equivalents at
  end of period                                         37,947            18,854
                                                    -----------       -----------
Cash paid during the year for interest                  19,154            18,854
                                                    -----------       -----------
/TABLE

DISCOVERY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

                                                          NINE MONTHS ENDED
                                                   SEPT 30, 1996   SEPT 30, 1995
                                                    (UNAUDITED)     (UNAUDITED)

Increase (decrease) in cash
  and cash equivalents

Cash flows from operating activities
     Net loss                                       $ (346,371)       $  (97,699)
     Adjustments to reconcile net loss
     to net cash
       Depreciation and amortization                   105,257            59,302
       Change in assets and liabilities
         Increase in inventories                        (8,527)           (8,370)
         Increase in prepaid expenses                     6,893            1,500
         Payment of loan costs                         (10,435)             (688)
         Increase in accounts payable                    17,677           27,482
         Increase in accrued &
           other liabilities                            26,284            10,527
                                                    -----------       -----------
       Net cash provided by (used in)
         operating activities                         (209,221)           (7,946)
                                                    -----------       -----------
Cash flows from investing activities
     Acquisition of property
       and equipment                                   (20,994)         (458,459)
     Payments of franchise fees                            750           (24,748)
     Payments of development rights                          0          (108,314)
     Payments of organizational costs                   (6,404)             (925)
     Increase in deposits                                    0                 0
                                                    -----------       -----------
       Net cash used in investing
         activities                                    (26,647)         (592,445)
                                                    -----------       -----------
Cash flows from financing activities
     Proceeds on long-term debt                              0           270,000
     Principal payments on
       long-term debt                                  (24,657)          (14,943)
     Proceeds from note payable                              0                 0
     Principal payments on
       capital leases                                  (27,306)          (15,918)
     Proceeds from issuance of
       common stock                                    194,500                 0
     Changes in related party payables                       0                 0
     Changes in refunded payables                            0           (25,000)
                                                    -----------       -----------
       Net cash provided by financing
         activities                                     142,535          214,141
                                                    -----------      -----------
       Net increase (decrease) in cash
         and cash equivs.                              (93,333)         (386,251)

Cash and cash equivalents at
  beginning of period                                   131,279          448,850
                                                    -----------      -----------
Cash and cash equivalents at
  end of period                                          37,946           62,599
                                                    -----------      -----------
Cash paid during the year for interest                  57,692            44,143
                                                    -----------      -----------

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

2.   INTERIM FINANCIAL STATEMENTS
     ----------------------------
     The condensed consolidated balance sheet of Discovery Technologies, Inc. and Subsidiaries as of September 30, 1996 and the condensed consolidated statements of operations and cash flows for the three months and six months ended September 30, 1996 and Septemer 30, 1995 are unaudited, but include all adjustments (consisting of only normal recurring accruals) which the Company considers necessary for a fair presentation of its consolidated positions, results of operations and cash flows of these periods. These interim financial statements do not include all disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the Company's financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. Results of operations for interim periods are not necessarily indicative of the results for a full year.

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

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31,
1995

     Total assets decreased from $1,422,863 on December 31, 1995 to $1,361,236 on September 30, 1996, a decrease of 4.3%. The decrease is attributed to dispersion of funds to complete construction on a new location and the payment of Accounts Payable. Current assets decreased from $152,291 as of December 31, 1995 to $75,809 as of September 30, 1996 or 50.2%. The Company's cash account fell substantially from $131,279 on December 31, 1995 to $53,163 on September 30, 1996, a decrease of $78,116. Property and Equipment/Other Assets increased $20,703 or 2.4% over the amount reported on December 31, 1995. These increases reflect the continued maintenance of ZuZu (registered) Handmade Mexican Food restaurants in Colorado.

     The Company's current liabilities increased $101,377 or 22.1%. Long term debt decreased from $469,182 as of December 31, 1995 to $404,196 as of September 30, 1996.

     The Company continued to suffer a working capital deficit due to development costs and losses from operations. To this end, the Company's working capital deficit increased from $(306,070) on December 31, 1995 to ($483,929) on September 30, 1996, an increase of $177,859.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPT 30, 1996 COMPARED TO NINE MONTHS ENDED SEPT 30, 1995

     Revenues for the three months ended September 30, 1996 increased over the same period in 1995. Specifically revenues, for the three month period ended September 30, 1996 were $372,854, up from $296,050 reported September 30, 1995 or 25.9%. Gross Margin decreased from $89,676 as of September 30, 1995 to $29,321 as of September 30, 1996 as a result of the inefficiencies experienced in startup of a new site. General and Administrative expenses decreased from $125,003 as of September 30, 1995 to $123,810, an decrease of 1%. The decrease in these expenses was due to minor efficiencies. Interest income decreased from $1,860 to $525 and Interest Expense went from $18,854 to $19,154 for the three months ended September 30, 1995 and September 30, 1996 respectively. As a result the Net Loss increased from ($52,321) to ($113,118). Likewise, the Company's net loss per share increased to ($.03) per share.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPT 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues for the nine months ended September 30, 1996 increased over the same period in 1995. Specifically revenues, for the nine month period ended September 30, 1996 were $1,084,025 up from $783,476 reported September 30, 1995 or nearly 38.36%. Gross Margin decreased from $274,793 as of September 30, 1995 to $159,280 as of September 30, 1996 as a result of the inefficiencies experienced in building awareness for new sites. General and Administrative expenses increased from $335,563 as of September 30, 1995 to $449,760 an increase of nearly 34%. The increase in these expenses was due to the merger between ZuZu (registered) Colorado and the Company. Interest income decreased from $7,214 to $1,801 and Interest Expense went from $44,143 to $57,692 for the nine months ended September 30, 1995 and September 30, 1996 respectively. As a result the Net Loss increased from ($97,699) to ($346,371). Likewise, the Company's net loss per share increased to ($.09) per share.

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

                                            DISCOVERY TECHNOLOGIES, INC.



Dated:     November 18, 1996            By:   /s/ D. William Hill
           -----------------                  ----------------------
                                              D. William Hill, Chief
                                              Executive Officer



Dated:     November 18, 1996            By:   /s/ Craig T. Rogers
           -----------------                  ----------------------
                                              Craig T. Rogers, Chief Financial
                                              Officer and Chief Accounting
                                              Officer