Form 10QSB
period 2007-09-30
DISCOVERY TECHNOLOGIES INC /KS/
filed 2007-11-09
CIK 857949

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                        Commission File Number: 000-18606

                          Discovery Technologies, Inc.

        (Exact name of small business issuer as specified in its charter)


            Nevada                                         36-3526027
----------------------------                   ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


             5353 Manhattan Circle Suite 101 Boulder, Colorado 80303
             -------------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (303) 499-6000
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                  Yes X No ___

As of October 24, 2007, the Registrant had 2,083,339 shares of common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__ No X

                                INDEX
                                -----
                                                                Page
                                                               Number
                                                               ------
Part I.   Financial Information

 Item I.   Financial Statements

           Balance Sheets as of September 30, 2007
            (unaudited) and June 30, 2007                         2

           Statements of Operations, Three Months
            ended September 30, 2007 and 2006 (unaudited)         3

           Statements of Cash Flows, Three Months
            ended September 30, 2007 and 2006 (unaudited)         4

           Notes to Financial Statements                          5

 Item 2.   Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations                                            6

Item  3.   Controls and Procedures                                6

Part II.  Other Information                                       7

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          DISCOVERY TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                September 30,     June 30,
                                                    2007            2007
                                                 (Unaudited)    (See Note 1)
                                                ------------    ------------
Current Assets                                           423           5,207
                                                ------------    ------------
  Total Assets                                  $        423    $      5,207
                                                ============    ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts Payable                              $     23,273    $     14,723
  Accounts Payable-related party                      16,172           2,797
                                                ------------    ------------
  Total Current Liabilities                           39,445          17,520
                                                ------------    ------------

Total Liabilities                                     39,445          17,520
                                                ------------    ------------

Stockholders' (Deficit):
Preferred Stock, $.001 par value
     20,000,000 shares authorized
     Zero shares issued and
     Outstanding                                        --              --
Common Stock, $.001 par value,
     780,000,000 shares authorized
     2,083,339 shares issued and
     outstanding                                       2,083           2,083
Additional paid-in capital                         1,060,387       1,060,387
Accumulated (deficit)                             (1,052,470)     (1,052,470)
Accumulated (deficit) during
  Development stage                                  (49,022)        (22,313)
                                                ------------    ------------
Total Stockholders' (Deficit)                        (39,022)        (12,313)
                                                ------------    ------------

Total Liabilities and Stockholders' (Deficit)   $        423    $      5,207
                                                ============    ============



The accompanying notes are an integral part of the financial statements.

                          DISCOVERY TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                For the
                                                              Period from
                                                              December 4,
                                                             2006 (date of
                                                             Commencement
                                                            of development
                                  Three Months Ended        stage) through
                           September 30,    September 30,    September 30,
                                2007             2006            2007
                           -------------    -------------   --------------
Revenues                   $        --      $        --     $         --
                           -------------    -------------   --------------
Expenses:
  Attorney fees                   11,394             --             14,110
  Audit fees                       7,500             --             17,500
  Bank fees                           42             --                 45
  Contract Services fees            --               --                376
  Edgar filing fees                1,070             --              1,530
  General corporate fees            --               --                815
  Mail & postage fees              5,491             --              5,491
  Transfer agent fees              1,212             --              9,109
  Office Supplies                   --               --                 46
                           -------------    -------------   --------------
Net (Loss)                 $     (26,709)            --             49,022
                           -------------    -------------   --------------

Per Share                  $        (.01)   $         nil             (.03)
                           =============    =============   ==============

Weighted Average Number
of Shares Outstanding          2,083,339          416,244        1,493,530
                           =============    =============   ==============










The accompanying notes are an integral part of the financial statements.


                          DISCOVERY TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the
                                                                           Period from
                                                                           December 4,
                                                                          2006 (date of
                                                                          Commencement
                                                                         of development
                                               Three Months Ended        stage) through
                                        September 30,    September 30,    September 30,
                                             2007             2006            2007
                                        -------------    -------------   --------------
Cash Flows from Operating Activities:
  Net (loss)                            $     (26,709)   $        --            (49,022)

Adjustments to reconcile net loss
  To net cash used in operating
  activities:
    Accounts Payable                            8,550             --             23,273
    Advance from affiliate                     13,375             --             16,172
                                        -------------    -------------   --------------
Net Cash (Used in) Operating
  Activities                                   (4,784)            --             (9,577)
                                        -------------    -------------   --------------

Cash Flows from Investing Activities             --               --               --
                                        -------------    -------------   --------------

Cash Flows from Financing Activities
  Issuance of common stock for cash              --               --             10,000
                                        -------------    -------------   --------------
Net Cash Provided by Financing
  Activities                                     --               --             10,000

Increase (decrease) in Cash                    (4,784)            --                423

Cash, Beginning of Period                       5,207             --               --
                                        -------------    -------------   --------------
Cash, End of Period                     $         423    $        --                423
                                        =============    =============   ==============
Interest Paid                           $        --      $        --               --
                                        =============    =============   ==============
Income Taxes Paid                       $        --      $        --               --
                                        =============    =============   ==============





The accompanying notes are an integral part of the financial statements.

                          DISCOVERY TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2007 (Unaudited)

(1) Unaudited Financial Statements

The balance sheet as of September 30, 2007, the statements of operations and the statements of cash flows for the three month periods ended September 30, 2007 and 2006, have been prepared by Discovery Technologies, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2007 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the June 30, 2007 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. However, the Company has sustained losses from operations and has net capital and working capital deficits, which raises substantial doubt about its ability to continue as a going concern.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3) Migratory Merger and Common Stock Conversion

On August 27, 2007 the Board of Directors unanimously adopted resolutions announcing a special meeting of shareholders to consider and act upon a proposed Agreement and Plan of Merger, to reincorporate Discovery Technologies in the State of Nevada by merger with and into a Nevada corporation with the same name ("Discovery Technologies Nevada") which Discovery Technologies formed for such purpose (the "Migratory Merger"). Effective September 24, 2007, shareholders approved the Agreement and Plan of Merger as described in the definitive proxy materials filed with the Securities and Exchange Commission.

In accordance with the Agreement and Plan of Merger, Discovery Technologies adopted the capital structure of Discovery Technologies Nevada, which includes total authorized capital stock of 800,000,000 shares, of which 780,000,000 are common stock, with a par value of $.001 per share (the "Discovery Technologies Nevada Common Stock") and 20,000,000 shares are blank check preferred stock, with a par value of $.001 per share (the "Preferred Stock"). In addition, on the Effective Date described below, the issued and outstanding shares of our Common Stock automatically converted into shares of Discovery Technologies Nevada Common Stock at a ratio of nine (9) shares of our currently outstanding Common Stock for one (1) share of Discovery Technologies Nevada Common Stock.

As a result of the reverse stock split of registrant's common stock, registrant's outstanding shares of common stock was reduced from 18,746,196 shares to 2,083,339 shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

The Migratory Merger and reverse split became effective on October 16, 2007, (the "Effective Date") . The new trading symbol for Discovery Technologies, Inc. on the Over the Counter Bulletin Board is DCVT.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Discovery Technologies, Inc. was incorporated under the laws of the state of Kansas in February, 1987. Management's plan of operations is to seek a business combination with an operating company.

The Company generated no revenues during the quarter ended September 30, 2007, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company has little capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2007, the Company had no material commitments for capital expenditures.

ITEM 3 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On September 24, 2007, the shareholders of Discovery Technologies, Inc., a Kansas corporation ("Discovery Technologies Kansas) approved the merger of Discovery Technologies Kansas into Discovery Technologies, Inc., a Nevada corporation ("Discovery Technologies Nevada"), by a vote of :1,696,328 shares for; 0 shares against; and 0 shares abstained. The merger, scheduled to be effective on October 16, 2007, will be as provided in the Agreement and Plan of Merger included as an exhibit to the definitive proxy statement filed with the Commission on August 31, 2007.

Item 6. Exhibits

Exhibit  3.1    Articles of Incorporation
Exhibit  3.2    Bylaws of the Company
Exhibit 31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1    Chief Executive Officer certification pursuant to 18 U.S.C.
                Section 1350
Exhibit 32.2    Chief Financial Officer certification pursuant to 18 U.S.C.
                Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



REGISTRANT                            Discovery Technologies, Inc.




BY(Signature)                         /s/ Michael Friess
(Name and Title)                      Michael Friess, President, Chief
                                      Executive Officer
(Date)                                November 9, 2007

BY(Signature)                         /s/ John Venette
(Name and Title)                      John Venette, Treasurer,
                                      Secretary and Chief Financial Officer
(Date)                                November 9, 2007