Form 10QSB
period 2007-12-31
China Green Agriculture, Inc.
filed 2008-02-14
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-18606

CHINA GREEN AGRICULTURE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3rd Floor, Borough A, Block A. No.181, South Taibai Road, Xi’an, Shaanxi Province,
People’s Republic of China 710065
(Address of principal executive offices)

+86-29-88266386
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   18,314,017 shares of Common Stock, $.001 par value, were outstanding as of February 14, 2008.

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheets
	As of December 31, 2007 (Unaudited)	3

	Consolidated Income Statements
	For the Three and Six Months Ended December 31, 2007 and 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2007 and 2006 (Unaudited)	5

	Notes to Consolidated Financial Statements
	As of December 31, 2007 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	22

Item 3.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 6.	Exhibits	30

Signatures		31

Exhibits/Certifications		32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$9,725,194
Restricted cash	4,250,000
Accounts receivable, net	1,134,238
Inventories	3,616,871
Other assets	89,556
Due from related parties	663,327
Advances to suppliers	176,843
Total Current Assets	19,656,029

Plant, Property and Equipment, net	11,855,864

Advances for construction In Progress	5,225,969

Construction In Progress	65,479

Intangible Assets, net	1,163,424

Total Assets	$37,966,765

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$372,849
Unearned revenue	275,262
Accrued expenses and other payables	372,960
Advances from other unrelated companies	762,443
Amount due to related parties	1,300
Taxes payable	3,473,108
Short term loans	4,290,845
Total Current Liabilities	9,548,767

Commitment	-

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-
Common stock, $.001 par value, 780,000,000 shares authorized, 18,314,017 shares issued and outstanding	18,314
Additional paid-in capital	17,160,211
Subscription receivable	(188,388)
Retained earning	10,630,146
Accumulated other comprehensive income	797,715
Total Stockholders' Equity	28,417,998

Total Liabilities and Stockholders' Equity	$37,966,765

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006

Net sales	$10,947,163	$6,872,356	$3,756,142	$2,081,043
Cost of goods sold	4,394,981	2,684,381	1,621,220	903,090
Gross profit	6,552,182	4,187,976	2,134,923	1,177,954
Operating expenses
Selling expenses	471,838	372,680	320,133	162,999
Operating and administrative expenses	1,173,962	279,353	1,023,345	60,228
Total operating expenses	1,645,800	652,033	1,343,478	223,227
Income from operations	4,906,382	3,535,943	791,445	954,727
Other income (expense)
Other income	38,992	(2,971)	29,691	(4,273)
Interest income	15,526	20,437	15,402	20,437
Interest expense	(197,600)	(180,361)	(105,031)	(88,992)
Bank charges	(1,504)	(362)	(1,482)	(268)
Total other income (expense)	(144,585)	(163,257)	(61,420)	(73,096)
Income before income taxes	4,761,797	3,372,685	730,025	881,631
Provision for income taxes	-	266,006	-	66,126
Net income	4,761,797	3,106,680	730,025	815,505
Other comprehensive income
Foreign currency translation gain	553,997	10,576	379,536	(24,690)
Comprehensive income	$5,315,794	$3,117,256	$1,109,561	$790,815

Basic and diluted weighted average shares outstanding	10,201,325	10,770,669	9,625,724	10,770,669
Basic and diluted net earnings per share	$0.47	$0.29	$0.08	$0.08

Basic and diluted shares are the same because there are no anti dilutive effect
The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$4,761,797	$3,106,680
Adjustments to reconcile net income to net cash provided by operating activities
Share capital contribution - rental and interest paid by shareholders	32,177	31,222
Depreciation	402,782	68,033
Amortization	48,909	42,556
Decrease / (Increase) in current assets	-
Accounts receivable	766,758	1,138,280
Other receivables
Inventories	(1,718,529)	783,829
Advances to suppliers	131,916	106,674
Other assets	(731,007)	137,565
(Decrease) / Increase in current liabilities
Accounts payable	74,928	(214,100)
Unearned revenue	174,534	(15,493)
Tax payables	1,067,900	685,413
Advances from unrelated parties	762,443	-
Accrued expenses and other payables	(456,671)	(75,566)
Net cash provided by operating activities	5,317,938	5,795,094

Cash flows from investing activities
Acquisation of plant, property, and equipment	(247)	(965)
Advances for construction in progress	(5,178,555)	-
Additions to construction in progress	(20,352)	(9,634,028)
Cash to be paid to china operation's ex-shareholders	(4,096,100)	-
Net cash used in investing activities	(9,295,255)	(9,634,994)

Cash flows from financing activities
Repayment of loan	(133,411)	(189,527)
Proceeds from private placement	18,602,720	-
Restricted cash put in escrow	(4,250,000)	-
Payments from related parties	-	-
(Payments)/proceeds to/from related parties	(632,926)	4,022,875
Net cash provided by financing activities	13,586,384	3,833,348

Effect of exchange rate change on cash and cash equivalents	34,411	10,576
Net increase in cash and cash equivalents	9,643,478	4,025

Cash and cash equivalents, beginning balance	81,716	45,623
Cash and cash equivalents, ending balance	$9,725,194	$49,648

Supplement disclosure of cash flow information
Interest expense paid	$(178,095)	$(202,714)
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture Inc. (the “Company”, “we”, “us”) was incorporated as Discovery Technologies, Inc. in 1987 under the laws of the State of Kansas. On November 30, 1996, the Company was suspended from being a Kansas corporation as a result of non-filing of required documents by the state of Kansas. From December, 1996 to December, 2007, the Company did not engage in any operations and was dormant. The Company had been dormant from April 1991 until, the Company revived its charter effective December 4, 2006 and commenced activities to again become a reporting company with the SEC with the intention to become a publicly trading company.

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

As a result of the reverse stock split of registrant's common stock, registrant's outstanding shares of common stock were reduced from 18,746,196 shares to 2,083,339 shares. The Migratory Merger and reverse split became effective on October 16, 2007, (the "Effective Date"). The new trading symbol for Discovery Technologies, Inc. on the Over the Counter Bulletin Board is DCVT.

Further on December 18, the Company had another reverse stock split at a ratio of 6.771:1. As a result, registrant's outstanding shares of common stock were reduced from 2,083,339 shares to 308,084 shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

On December 26, 2007, the Company acquired all of the issued and outstanding capital stock (the “Green Agriculture Shares”) of Green Agriculture Holding Corporation, a New Jersey corporation (“Green Agriculture”), through a share exchange (the “Share Exchange”) in which the Company issued 10,770,669 number of shares of its common stock, par value $.001 per share (the “Common Stock”) to Green Agriculture’s shareholders in exchange for the Green Agriculture Shares. Immediately prior to the Share Exchange, the Company redeemed 246,148 shares of Common Stock held by Michael Friess and Sanford Schwartz (the “Redemption”) for $550,000 and issued 111,386 new shares of Common Stock to Messrs. Schwartz and Friess, two of our directors, who then appointed Tao Li as the Company’s Director and Chief Executive Officer who proceeded to effect the Share Exchange. In connection to the redemption share issuance, the Company also issued 78,462 shares of common stock to company’s agent.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The exchange of shares with the Company has been accounted for as a reverse acquisition under the purchase method of accounting because the stockholders of Green Agriculture obtained control of the Company. Accordingly, the exchange of shares by the two companies has been recorded as a recapitalization of the Company, with the Company (Green Agriculture) being treated as the continuing entity. The historical financial statements presented are those of Green Agriculture. As a result of the reverse merger transaction described above the historical financial statements presented are those of Green Agriculture, the operating entity. Pro-forma information is not presented because the public shell’s assets are immaterial. Transaction costs incurred in the reverse acquisition have been charged to expense.

On August 3, 2007, Green Agriculture Holding Corporation acquired 100% outstanding shares of Techteam Jinong. Green Holding was incorporated on January 27, 2007 under the laws of the State of New Jersey with two shareholders owning 89% and 11% of stock equity of the Company. Green Holding, through its Chinese subsidiaries Techteam Jinong and Xi’an Jintai is engaged in the research and development, manufacture, distribution and sale of green organic fertilizer. Green Agriculture and Jinong are under common control because they are under common management. Accordingly, acquisition of the 100% equity interest in Jinong by Green Agriculture was accounted for at historical cost in a manner similar to that in pooling of interests accounting.  Inter-company amounts and balances have been eliminated.

Yangling Techteam Jinong Humic Acid Product Co., Ltd. was founded in the People’s Republic of China on June 19, 2000. On Febuary 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed name to be Shaanxi Techteam Jinong Humic Acid Product Co., Ltd. (“Techteam Jinong”, “Jinong”).

On January 19, 2007, Techteam Jinong incorporated Xi’an Jintai Agriculture Technology Development Company(hereinafter as “Xi’an Jintai”, “Jintai”), as the Experimental Base and green fertilizer Research Institute of Techteam Jinong.

The Company and its subsidiaries are engaged in the research and development, manufacture, distribution and technique support of green organic fertilizer. Xian Jonong’s main business is to produce and sell fertilizers, and Xi’an Jintai’s main business is to sell the product which are the by- product (fruit and vegetables) from the experiments of developing the fertilizers.

Effective February 5, 2008, the Company changed its name from Discovery Technologies, Inc. to China Green Agriculture, Inc. to better reflect its business. Related to the name change, the trading symbol changed from DCOV.OB to CGAG.OB on the same day.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s current structure is set forth in the diagram below:

NOTE 2 - BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 2007. The results of the six month period ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2008.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries—Green Agriculture, Techteam Jinong and Xi’an Jintai. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2007, cash and cash equivalents amounted to $9,725,194.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2007, the Company had accounts receivable of $1,134,238, net of allowance for doubtful accounts of $ 246,630.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its material. As of December 31, 2007, the advances to suppliers amounted to $176,843.

Advances for construction in progress

The Company makes advances to certain vendors for construction in progress. As of December 31, 2007, the advances to suppliers amounted to $5,225,969.

Inventory

Inventory is valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than the cost.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 15 years for machinery; 3 to 5 years for leasehold improvement, 5 to 10 years for office equipment; and 3 to 5 years for motor vehicles.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Impairment

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended December 31, 2007.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended December 31, 2007 and 2006, were $205,555 and $ 106,317, respectively. Advertising costs for the six months ended December 31, 2007 and 2006 were $228,680 and $248,744, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

Foreign currency translation

The functional currency of the Company is RMB. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi. In particular, Renminbi ("RMB"), the PRC's official currency, is the functional currency of the Company. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the six month ended December 31, 2006, the company was organized in one segment. During the six months ended December 31, 2007, the Company was organized into two main business segments: produce fertilizer (Jinong) and agricultural products (Jintai). The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended December 31, 2007.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months end December 31
	2007	2006
	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers:
Fertilizer	$8,332,321	$6,872,356
Agricultural products	2,614,842	-
Consolidated	$10,947,163	$6,872,356

Operating income :
Fertilizer	$4,085,568	$3,535,943
Agricultural products	1,477,533	-
Reconciling item (1)	(50)	-
Reconciling item (2)	(656,669)	-
Consolidated	$4,906,382	$3,535,943

Identifiable assets:
Fertilizer	$20,376,121	$14,337,506

Agricultural products	3,647,048	-

Reconciling item (2)	9,693,596	-
Reconciling item (3)	4,250,000	-
Consolidated	$37,966,765	$14,337,506

Net income
Fertilizer	$3,937,667	$3,106,680
Agricultural products	1,477,704	-
Reconciling item (2)	3,095	-
Reconciling item (3)	(656,669)	-
Consolidated	$4,761,797	$3,106,680

Interest expense:
Fertilizer	$197,600	$180,361
Agricultural products	-	-
Consolidated	$197,600	$180,361

(1) Reconciling amounts include green agriculture transactions.

(2) Reconciling amounts include the Company’s transactions.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent accounting pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition -date fair value will limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 - INVENTORIES

Inventories consist of the following as of December 31, 2007:

Raw materials	$127,712
Supplies and packing materials	486,972
Work in progress	2,173,408
Finished goods	828,778
Totals	$3,616,871

NOTE 4 - OTHER ASSETS

As of December 31, 2007, other assets comprised of following:

Other receivables	$54,230
Promotion samples	35,376
Total	$89,556

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other receivables represent advances made to non-related companies and employees. The amounts were unsecured, interest free, and due on demand.
Promotion samples are promotion material the company kept in the office.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of December 31, 2007:

Building and improvements	$7,537,485
Vehicle	22,318
Machinery and equipments	5,390,326
Totals	12,950,129
Less: accumulated depreciation	(1,094,265)
$11,855,864

Depreciation expenses for the three months ended September 30, 2006 and 2007 were $36,729 and $193,884, respectively. Depreciation expenses for the six months ended December 31, 2006 and 2007 were $68,033 and $402,782, respectively.

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following at December 31, 2007:

Land use right, net	$871,384
Technology know-how, net	292,040
Total	$1,163,424

LAND USE RIGHTS

Under People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

A shareholder contributed the land use rights on August 16th, 2001. The land use right was recorded at cost of $998,698. The land use right is for fifty years. The land use right consist of the followings as of December 31, 2007:

Land use right	$998,698
Less: accumulated amortization	(127,314)
$871,384

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TECHNOLOGY KNOW-HOW

A shareholder contributed the technology know-how on August 16, 2001. The technology know-how is recorded at cost of $805,400. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of December 31, 2007:

Technology Know-how	$805,400
Less: accumulated amortization	(513,360)
$292,040

Total amortization expenses of intangible assets for the six months ended December 31, 2007 and 2006 amounted to $48,909 and $42,556, respectively. Total amortization expenses of intangible assets for the three months ended December 31, 2007 and 2006 amounted to $24,656 and $23,285, respectively. Amortization expenses of intangible assets for next five years after December 31, 2007 are as follows:

1 year after	$93,813
2 year after	93,813
3 year after	93,813
4 year after	93,813
5 year after	93,813
Total	$469,065

As of December 31, 2007, construction in progress amounted to $65,479. Construction in progress is the construction for new product line.

NOTE 7 - RELATED PARTIES TRANSATIONS

As of December 31, 2007, the Company has due from a related party $663,327, including principal of $651, 167 and interest receivable of $12,160. The amounts were unsecured, interest free, and due on demand.

The amount due to related parties were the advances from the Company’s one shareholder, and was unsecured, non-interest bearing and due on demand. As of December 31, 2007, amount due to related parties amounted to $1,300.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of December 31, 2007:

Payroll payable	$20,136
Welfare payable	195,342
Interest and other accrued expenses	85,700
Other levy payable	71,782
Total	$372,960

NOTE 9 - LOAN PAYABLES

As of December 31, 2007, the loan payables are as follows:

Short term loans payable:
Xian City Commercial Branch	$2,056,316
Xian Agriculture Credit Union	520,933
Agriculture Bank	1,713,596
Total	$4,290,845

At December 31, 2007, the Company had a loan payable of $2,056,316 to Xian City Commercial Bank in China, with an annual interest rate of 9.585%, and due on April 1, 2008. The loan is pledge by the land use right and property of the Company.

At December 31, 2007, the Company had a loan payable of $520,933 to Xian Agriculture Credit Union, with an annual interest rate of 9.216%, and due on September 26, 2007. On September 10, 2007, the loan was extended to September 16, 2008 with an annual interest rate of 11.795%. The loan is guaranteed by a former shareholder. The Company’s shareholder paid interest expenses of $27,464 and $22,126 for the six months ended December 31, 2007 and 2006 for this loan. The loan is guaranteed by a former shareholder. The Company’s shareholder paid interest expenses of $15,072 and $11,135 for the three months ended December 31, 2007 and 2006 for this loan. The Company has recorded the interest expenses paid by the shareholder as contributed capital.

At September 30, 2007, the Company had a loan payable of $1,713,596 to Agriculture Bank in China, with an annual interest rate of 9.711%, and due on December 29, 2008. The loan is guaranteed by the former shareholder.

The interest expenses are $105,031 and $88,992 for three months ended December 31, 2007 and 2006. The interest expenses are $197,600 and $180,361 for six months ended December 31, 2007 and 2006.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TAX PAYABLES

Tax payables consist of the following as of December 31, 2007:

VAT payable	$2,935,730
Income tax payable	402,666
Other levies	134,710
$3,473,108

NOTE 11 - OTHER INCOME (EXPENSES)

Other income (expenses) mainly consist of interest expenses and subsidy income from government.

NOTE 12 - INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income. For the year 2007, the company can enjoy tax-free benefit because it becomes a foreign invested company according to the PRC tax law. The income tax expenses for the six months ended December 31, 2007 and 2006 are $0 and $266,006 respectively. The income tax expenses for the three months ended December 31, 2007 and 2006 are $0 and $66,126 respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at December 31, 2007 and 2006:

	2007	2006
Tax at statutory rate	34%	34%
Foreign tax rate difference	-19%	-19%
Net operating loss in other tax jurisdiction for where no benefit is realized	-15%	-7%

	0%	8%

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Due to non-operation in U.S. and tax free status in China, the Company had no deferred tax for the six months ended December 31, 2007 and 2006.

NOTE 13 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

MAJOR CUSTOMERS AND VENDORS

There were two vendors from which we purchased more that 10% of our raw materials for the six months ended December 31, 2007 with each vendor individually accounting for about 11% and 12%. Accounts payable to the vendors amounted to $0 as of December 31, 2007. There were three vendors that were over 10% of the total purchases for the six months ended December 31, 2006 with each vendor individually accounting for approximately 13%, 11% and 11%. Accounts payable to the vendors amounted to $8,891 as of December 31, 2006.

There was no customer that is accounted over 10% of the total sales as of the six months ended December 31, 2007 and 2006.

NOTE 14 - STOCKHOLDERS’ EQUITY

6,313,617 shares of common stock were issued to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement of company common stock that was completed on December 26, 2007. 977,948 shares were issued to different parties relating to the private placement. Net proceeds from the private placement were $18,602,723, of which $188,388 was received in January, 2008. The direct costs related to this placement, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. $4,250,000 was placed in escrow cash and booked as restricted cash. The total of $4,250,000 in the escrow is pursuant to a Securities Purchase Agreement and the Holdback Make Good Agreement entered into in connection with the placement for the following:

1.	$2,000,000 is held pending the company hiring a qualified CFO;
2.	$2,000,000 is held pending the company hiring two independent directors, therefore constituting a majority independent directors in the board;
3.
$250,000 is for the retaining of an Investors Relation firm. On January 23, 2008, the company has retained CCG Elite as its IR firm and $9,000 retainer (the first month fee) has been released. The funds are to be released on a monthly basis.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Securities Purchase Agreement and the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) and a lockup agreement (the “Lockup Agreement”). Among other things, the Securities Purchase Agreement: (i) establishes targets for after tax net income and earnings per share for our fiscal year ending June 30, 2009 at not less than $12,000,000 and $0.609, respectively (the “2009 Targets”); (ii) provides for liquidated damages in the event that PRC governmental policies or actions have a material adverse effect on the transactions contemplated by the Share Exchange Agreement (a “Material Adverse Effect”); and (iii) requires us to hire a new, fully qualified chief financial officer (“CFO”) satisfactory to the Investors. In order to secure our obligation to meet the 2009 profit target and earnings per share target, Mr. To has placed 3,156,808 shares of Common Stock (“2009 Make Good Shares”) into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. To, the Investors and the escrow agent named therein. In the event we do not achieve either of the 2009 Targets, the 3,156,808 shares of Common Stock will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that we meet the 2009 Targets, the 3,156,808 shares will be transferred to Mr. Tao Li. If PRC governmental actions or policies result in a Material Adverse Effect, as defined in the Securities Purchase Agreement, that cannot be reversed or cured to the Investors’ reasonable satisfaction, we will be obligated to pay to the Investors as liquidated damages the entire principal amount of their investment, with interest at 10% per annum.

NOTE 15 - COMMITMENTS AND LEASES

A Company shareholder provided free office space for the Company for the six months ended December 31, 2006. The Company recorded the free lease as rent expenses and contributed capital based on Xian rental market. From July 2007, the company signed an office lease with the shareholder and started to pay the rent for $863 per month. The company recorded rent expenses of $4,578 and $9,097 for the three and six months ended December 31, 2006 as contributed capital and $2,589 and $5,178 as rent expenses for the three and six months ended December 31, 2007. Rent expenses for the 5 years after December 31, 2007 is as follows:

1 year after	$10,356
2 year after	10,356
3 year after	10,356
4 year after	10,356
5 year after	10,356
Total	$51,780

NOTE 16 - SUBSEQUENT EVENTS

On January 31, 2008, 123,000 numbers of stock options were authorized to be granted to Company’s employees including the CFO.

Item 2. Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, the competition in fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather condition in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions and certain other factors.

Overview

We, through our indirectly wholly owned subsidiary, Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam”) and Techteam’s wholly owned subsidiary, Xi’an Jintai Agriculture Technology Development Company (“Jintai”), develop, manufacture and distribute humic acid based liquid compound fertilizer and related agricultural products in 27 provinces in China. Humic acid is an essential natural, organic ingredient for a balanced, fertile soil, and it is one of the major constituents of organic matter in our fertilizer products. Organic compound fertilizer comprises a balance of both organic and inorganic substances, thereby combining the speedy effectiveness of chemical fertilizers with the environmental benefits of the organic ones, hence ensuring vast room for its future development in the Chinese agricultural production system. Our revenues are derived primarily from the sale of our humic acid based liquid compound fertilizer. In the quarterly period ended December 31, 2007, approximately 73% of our revenues are from the sale of our fertilizer products.

Approximately 20 million farmers in China are using our fertilizer products. We produce and sell 10,000 metric tons of humic acid based liquid compound fertilizer per year.

We conduct our research and development activities through Jintai, Techteam’s wholly owned subsidiary, through which we also sell high quality fruits and vegetables which are grown in our research greenhouses to airlines, hotels and restaurants. Jintai owns its 137,000 square meter research and development facility. Our research and development capabilities allow us to develop products that are tailored to farmers’ specific needs in different regions, different crops, humidity, weather and soil conditions that require special fertilizers.

Our 106 products can be divided into three main functional types:

1.  Broad Spectrum Type: Can be applied to all kinds of crops.

2.  Functional Type: Has certain special effects on crops. Examples are growth regulation fertilizer and fertilizer for promoting blooming and fruiting.

3.  Tailored Type: Target specific crops. Examples are specific fertilizers for strawberries and specific fertilizer for gourd vegetables.

The leading five provinces by revenue are Heilongjiang, Guangdong, Xinjiang, Shandong, and Henan. We plan to develop our customer base in Southern China such as Hainan province, which has a warm winter to mitigate the seasonal variations in our future revenues.

Our multi-tiered product strategy allows us to tailor our products to different needs and preferences of the Chinese fertilizer market, which varies greatly across the country. For example, in Southern and Eastern China, farmers are able to grow high margin crops such as fruit and seasonal vegetables where climate and rainfall permits, hence they can gain more return on investment from more expensive, specialized fertilizers whereas in Northwest areas, farmers’ low profit margin crops prevent farmers from investing too much on fertilizer thereby necessitating a more broad spectrum, low cost fertilizer.

Recent Development

On December 26, 2007, we acquired all of the issued and outstanding capital stock of Green Agriculture Holding Corporation, a New Jersey holding company which owns 100% of the capital stock of Techteam (the “Reverse Merger”) simultaneous with a private placement of 6,313,616 shares of our common stock for $20,519,255 in gross proceeds (the “Private Placement”). We intend to use the proceeds of the Private Placement to buy capital equipment and expand our production and facilities.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2006.

The following table shows our operating results for the three months ended December 31, 2007 and December 31, 2006.

	Three Months ended December 31, 2007 (unaudited) ($)	Three Months ended December 31, 2006 (unaudited) ($)
Net Sales	3,756,142	2,081,043
Cost of goods sold	1,621,220	903,090
Gross profit	2,134,923	1,177,954
Selling Expenses	320,133	162,999
Operating and Administrative Expenses	1,023,345	60,228
Operating Income	791,445	954,727
Total Other Income (expense)	(61,420)	(73,096)
Income Before Income Taxes	730,025	881,631
Provision for Income Taxes	-	66,126
Net Income	730,025	815,505
Foreign currency translation gain (loss)	379,536	(24,690)
Comprehensive Income	1,109,561	790,815

Net Sales

Our net sales for the three months ended December 31, 2007 were $3,756,142, an increase of $1,675,099, or 80.5%, from $2,081,043, which we had in the corresponding period in 2006. This increase was the result of an increase in sales volume due to expansion of our sales network, the launch of new products and the addition of our newly acquired greenhouse facility which contributed approximately $1,012,578 of sales over the same period.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and packaging materials, direct labor and manufacturing overhead expenses. Our cost of goods sold for the three months ended December 31, 2007 was $1,621,220, an increase of $718,130, or 79.5%, as compared to $903,090 for the corresponding period in 2006. Cost of goods sold as a percentage of net sales was 43.2% and 43.4% for the three-month periods ended on December 31, 2007 and 2006, respectively. The increase in cost of goods sold was primarily due to the increase in our sales volume, while the cost of goods sold as a percentage of net sales for the three months ended December 31, 2007 remains at the similar level as compared to that of the same period in 2006.

Gross Profit

Our gross profit is equal to the difference between our net sales and our cost of goods sold. Our gross profit for the three months ended December 31, 2007 was $2,134,923, an increase of $956,969, or 81.2%, compared with $1,177,954 for the corresponding period in 2006. The increase in our gross profit was due to the increase in our sales revenue. Gross profit as a percentage of net sales was 56.8% for the three months ended December 31, 2007, as compared to 56.6% during the same period in 2006.

Selling Expenses

Our selling expenses consist primarily of salary of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $320,133 for the three-month period ended December 31, 2007 as compared to $162,999 for the same period ended December 31, 2006, an increase of $157,134 or approximately 96.4%. The increase was primarily attributable to increased advertising and promotion expenses which resulted in a higher sales volume for the three months ended December 31, 2007.

Operating and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $1,023,345 for the three-month period ended December 31, 2007, as compared to $60,228 for the same period ended December 31, 2006, an increase of $963,117. The increase was mainly due to the expenses incurred in connection with the Reverse Merger and the Private Placement consummated on December 26, 2007.

Operating Income

Our operating income was $791,445 for the three month period ended December 31, 2007, as compared to $954,727 for the same period ended December 31, 2006, a decrease of $163,282, or approximately 17.1%. The decrease was primarily attributable to the higher selling expenses and operating and administrative expenses.

Income Taxes

Techteam, our indirectly wholly owned operating subsidiary, incurred income tax of $66,126 for the three months ended December 31, 2006 while no income tax incurred for the same period ended December 31, 2007 as a result of Techteam’s conversion from a domestic PRC enterprise to a wholly foreign owned enterprise status in August 2007 which qualified it for a tax holiday pursuant to PRC laws and regulations governing foreign invested enterprises. In 2006, Techteam was subject to the income tax at the rate of 15% as a high tech domestic PRC corporation. Techteam is to be subject to income tax at the rate of 18% for calendar 2008.

Net Income

Net income for the three months ended December 31, 2007 was $730,025, a decrease of $85,480, or 10.5% from $815,505 for the comparable period in 2006. The decrease was mainly due to the increase in operating and administrative expenses, and for the reasons described above, we do not expect net income to continue to decrease over the next several quarters.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $379,536 for the three months ended December 31, 2007, as compared to $24,690 in loss for the same period in 2006, a result of the appreciation of RMB, the functional currency of Techteam, against the U.S. dollars.

Comprehensive Income

Comprehensive income for the three months ended December 31, 2007 was $1,109,561, an increase of $318,746 or 40.3%, from $790,815, compared with the same period in 2006. The increase is attributable to the foreign currency translation gain in $379,536 as we described above.

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2006.

The following table shows our operating results for the six months ended December 31, 2007 and December 31, 2006.

	Six Months ended December 31, 2007 (unaudited) ($)	Six Months ended December 31, 2006 (unaudited) ($)
Net Sales	10,947,163	6,872,356
Cost of goods sold	4,394,981	2,684,381
Gross profit	6,552,182	4,187,976
Selling Expenses	471,838	372,680
Operating and Administrative Expenses	1,173,962	279,353
Operating Income	4,906,382	3,535,943
Total Other Income (expense)	(144,585)	(163,257)
Income Before Income Taxes	4,761,797	3,372,685
Provision for Income Taxes	-	266,006
Net Income	4,761,797	3,106,680
Foreign currency translation gain (loss)	553,997	10,576
Comprehensive Income	5,315,794	3,117,256

Net Sales

Our net sales for the six months ended December 31, 2007 were $10,947,163, an increase of $4,074,807, or 59.3%, from $6,872,356, which we had in the corresponding period in 2006. This increase was the result of an increase in sales volume due to expansion of our sales network, the launch of new products and the addition of our newly acquired greenhouse facility which contributed 2,614,841 of sales over the same period.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and packaging materials, direct labor and manufacturing overhead expenses. Our cost of goods sold for the six months ended December 31, 2007 was $4,394,981, an increase of $1,710,600, or 63.7%, as compared to $2,684,381 for the corresponding period in 2006. Cost of goods sold as a percentage of net sales was 40.1% and 39.1% for the six-month periods ended on December 31, 2007 and 2006, respectively. The increase in cost of goods sold was primarily due to the increase in our sales volume, while the cost of goods sold as a percentage of net sales for the six months ended December 31, 2007 remains in the similar level as compared to that of the same period in 2006.

Gross Profit

Our gross profit is equal to the difference between our net sales and our cost of goods sold. Our gross profit for the six months ended December 31, 2007 was $6,552,182, an increase of $2,364,206, or 56.5%, compared with $4,187,976 for the corresponding period in 2006. The increase in our gross profit was due to the increase in our sales revenue. Gross profit as a percentage of net sales was 59.9% for the six months ended December 31, 2007, as compared to 60.9% during the same period in 2006.

Selling Expenses

Our selling expenses consist primarily of salary of the sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $471,838 for the six-month period ended December 31, 2007 as compared to $372,680 for the same period ended December 31, 2006, an increase of $99,158 or approximately 26.6%. The increase was primarily attributable to the increased advertising and promotion expenses which resulted in a higher sales volume.

Operating and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $1,173,962 for the six-month period ended December 31, 2007, as compared to $279,353 for the same period ended December 31, 2006, an increase of $894,609. The increase was mainly due to the expenses incurred in connection with the Reverse Merger and the Private Placement consummated on December 26, 2007.

Operating Income

Our operating income was $4,906,382 for the six month period ended December 31, 2007, as compared to $3,535,943 for the same period ended December 31, 2006, an increase of $1,370,439, or approximately 38.8%. The increase was primarily attributable to the increase in our sales of our humic acid based liquid compound fertilizer and the addition of our newly acquired greenhouse facility.

Income Taxes

Techteam, our indirectly wholly owned operating subsidiary, incurred income tax of $266,006 for the six months ended December 31, 2006 while there is none for the same period ended December 31, 2007 as a result of Techteam’s conversion from a domestic PRC enterprise to a wholly foreign owned enterprise status in August 2007 which qualified it for a tax holiday by December 31, 2007 pursuant to PRC laws and regulations governing foreign invested enterprises. In 2006, Techteam was subject to income tax at the rate of 15% as a high tech domestic PRC corporation but categorized as high and new technology enterprise. Techteam is to be subject to the income tax at the rate of 18% for calendar 2008.

Net Income

Net income for the six months ended December 31, 2007 was $4,761,797, an increase of $1,655,117, or 53.3% from $3,106,680 for the comparable period in 2006. The increase was mainly a result of our increased net sales.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $553,997 for the six months ended December 31, 2007, as compared to $10,576 for the same period in 2006, a result of the appreciation of RMB, the functional currency of Techteam, against the U.S. dollars.

Comprehensive Income

Comprehensive income for the six months ended December 31, 2007 was $5,315,794, an increase of $2,198,538 or 70.5%, from $3,117,256, compared with the same period in 2006. The increase is attributable to the gain in foreign currency translation and the increase in net income as we described above.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $9,725,194 and a restricted cash of $4,250,000. Our current assets were $19,656,029 and our current liabilities are $9,548,767, including $4,290,845 short term loans, which results in a current ratio of approximately 2.06X. Our total stockholders’ equity as of December 31, 2007 was $28,417,998.

On December 26, 2007, we raised a total of approximately $20,519,255 from a Private Placement. Pursuant to the terms of the Private Placement, an aggregate of $4,250,000 of the proceeds from the Private Placement are held in an escrow account. The release of the escrowed fund is conditioned on our hiring of a qualified CFO and two independent directors and hiring an investors relations firm. We have retained an investors relation service firm and therefore, the related monthly fees come directly from the escrow account on a monthly basis.

Cash Flows (in U.S. Dollars)
	Six Months Ended December 31,
	2007	2006
Net cash provided by (used in) operating activities	5,317,938	5,795,094
Net cash provided by (used in) investing activities	(9,295,255)	(9,634,994)
Net cash provided (used in) by financing activities	13,586,384	3,833,348

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2007 was $5,317,938, as compared with $5,795,094 for the same period in 2006, a decrease of $477,156. The decrease is primarily due to the increase in inventories.

Investing Activities

Our principal use of cash for investing activities for the six months ended December 31, 2007 were advances for construction in progress of updating our greenhouse facilities and the initial construction of a new production line and for payment to Techteam’s former shareholders to complete the purchase of Techteam. These funds were returned to Techteam as working capital.

Net cash used in investing activities for the six months ended December 31, 2007 totaled $9,295,255, a decrease of $339,739 from $9,634,994 for the same period in 2006.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2007 was $13,586,384, an increase of $9,753,036 from $3,833,348 for the same period in 2006. The increase was principally due to the Private Placement as we described above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Normally, our peak selling season is in spring and summer from March through October. We experience seasonal variations in our revenues and our operating costs due to seasonality. Periods of cold weather may delay the application of the fertilizer or render it unnecessary thereby reducing demand for our products. Demand for our humic acid based liquid compound fertilizer products fluctuates with weather conditions with approximately 30% in terms of our revenue variations. We plan to develop our customer base in southern China such as Hainan province, which has a warm winter to mitigate the seasonal variations in our future revenues.

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2007 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Tao Li.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Yu Hao.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mr. Tao Li and Mr. Yu Hao.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: February 14, 2008

CHINA GREEN AGRICULTURE, INC.

	BY:	/s/	Tao Li
Tao Li
President and Chief Executive Officer
(principal executive officer)

	BY:	/s/	Yu Hao
Yu Hao
Chief Financial Officer
(principal financial officer and accounting officer)