Form 10QSB/A
period 2007-12-31
China Green Agriculture, Inc.
filed 2008-04-22
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

+86-29-88266368
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,314,017 shares of Common Stock, $.001 par value, were outstanding as of April 22, 2008.

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

This amendment to the Quarterly Report on Form 10-QSB (“10-QSB/A”) for the six months ended December 31, 2007 of China Green Agriculture, Inc. (the “Company”) is hereby filed to reflect the conforming changes in the six months financial statements and notes and the related management’s discussion and analysis in Amendment No. 1 to Registration Statements on Form S-1 the Company filed on April 17, 2008. There are no changes in the Company’s financial results in this 10-QSB/A as compared to the Quarterly Report on Form 10-QSB the Company filed on February 14, 2008. The changes in this 10-QSB/A are additional disclosures.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheets
	As of December 31, 2007 (Unaudited)	3

	Consolidated Income Statements
	For the Three and Six Months Ended December 31, 2007 and 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2007 and 2006 (Unaudited)	5

	Notes to Consolidated Financial Statements
	As of December 31, 2007 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	23

Item 3.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 6.	Exhibits	36

Signatures		37

Exhibits/Certifications		38

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
CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME
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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$4,761,797	$3,106,680
Adjustments to reconcile net income to net cash provided by operating activities
Share capital contribution - rental and interest paid by shareholders	32,177	31,222
Depreciation	402,782	68,033
Amortization	48,909	42,556
Decrease / (Increase) in current assets	-
Accounts receivable	766,758	1,138,280
Inventories	(1,718,529)	783,829
Advances to suppliers	131,916	106,674
Other assets	(731,007)	137,565
(Decrease) / Increase in current liabilities
Accounts payable	74,928	(214,100)
Unearned revenue	174,534	(15,493)
Tax payables	1,067,900	685,413
Advances from unrelated parties	762,443	-
Accrued expenses and other payables	(456,671)	(75,566)
Net cash provided by operating activities	5,317,938	5,795,094

Cash flows from investing activities
Acquisation of plant, property, and equipment	(247)	(965)
Advances for construction in progress	(5,178,555)	-
Additions to construction in progress	(20,352)	(9,634,028)
Cash paid related to reverse merger	(4,096,100)	-
Net cash used in investing activities	(9,295,255)	(9,634,994)

Cash flows from financing activities
Repayment of loan	(133,411)	(189,527)
Proceeds from private placement	18,602,720	-
Restricted cash put in escrow	(4,250,000)	-
(Payments)/proceeds to/from related parties	(632,926)	4,022,875
Net cash provided by financing activities	13,586,384	3,833,348

Effect of exchange rate change on cash and cash equivalents	34,411	10,576
Net increase in cash and cash equivalents	9,643,478	4,025

Cash and cash equivalents, beginning balance	81,716	45,623
Cash and cash equivalents, ending balance	$9,725,194	$49,648

Supplement disclosure of cash flow information
Interest expense paid	$(178,095)	$(202,714)
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture Inc. (the “Company”, “we”, “us”) was incorporated as Discovery Technologies, Inc. in 1987 under the laws of the State of Kansas. On November 30, 1996, the Company was suspended from being a Kansas corporation as a result of non-filing of required documents by the state of Kansas. From December, 1996 to December, 2007, the Company did not engaged in any operations and was dormant. The Company had been dormant from April 1991 until, the Company revived its charter effective December 4, 2006 and commenced activities to again become a reporting company with the SEC with the intention to become a publicly trading company.

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

On August 3, 2007, Green Agriculture Holding Corporation acquired 100% outstanding shares of Techteam Jinong. Green Holding was incorporated on January 27, 2007 under the laws of the State of New Jersey with two shareholders initially owning 89% and 11% of stock equity of the Company. As of December 25, 2007, immediately prior to the share exchange between the Company and Green Holding, Yinshing David To (95.1%), Paul Hickey (2.45%) and Greg Freihofner (2.45%), (collectively, the “Green Holding Stockholders”) owned 100% of the outstanding capital stock of Green Holding. Green Holding, through its Chinese subsidiaries Techteam Jinong and Xi’an Jintai is engaged in the research and development, manufacture, distribution and sale of green organic fertilizer.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 26, 2007, the Company acquired all of the issued and outstanding capital stock (the “Green Agriculture Shares”) of Green Agriculture Holding Corporation (“Green Agriculture”), through a share exchange (the “Share Exchange”) in which the Company issued 10,770,669 number of shares of its common stock, par value $.001 per share (the “Common Stock”) to Green Agriculture’s shareholders in exchange for the Green Agriculture Shares. Immediately prior to the Share Exchange, the Company redeemed 246,148 shares of Common Stock held by Michael Friess and Sanford Schwartz (the “Redemption”) for $550,000 and issued 111,386 new shares of Common Stock to Messrs. Schwartz and Friess, two of our directors, who then appoinated Tao Li as the Company’s Director and Chief Executive Officer who proceeded to effect the Share Exchange. In connection to the redemption share issuance, the Company also issued 78,462 shares of common stock to company’s agent. As of December 31, 2007 the Company paid $4.09 million to the prior shareholders of Techteam.

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

NOTE 2 – BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, including certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflecting as liabilities in the balance sheet. As of December 31, 2007, cash and cash equivalents amounted to $9,725,194 and no cash overdraft.

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

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than the cost.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months end December 31
	2007	2006
	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers:
Fertilizer	$8,332,321	$6,872,356
Agricultural products	2,614,842	-
Consolidated	$10,947,163	$6,872,356

Operating income :
Fertilizer	$4,085,568	$3,535,943
Agricultural products	1,477,533	-
Reconciling item (1)	(50)	-
Reconciling item (2)	(656,669)	-
Consolidated	$4,906,382	$3,535,943

Identifiable assets:
Fertilizer	$20,376,121	$14,337,506
Agricultural products	3,647,048	-
Reconciling item (1)	9,693,596	-
Reconciling item (2)	4,250,000	-
Consolidated	$37,966,765	$14,337,506

Net income
Fertilizer	$3,937,667	$3,106,680
Agricultural products	1,477,704	-
Reconciling item (1)	3,095	-
Reconciling item (2)	(656,669)	-
Consolidated	$4,761,797	$3,106,680

Interest expense:
Fertilizer	$197,600	$180,361
Agricultural products	-	-
Consolidated	$197,600	$180,361

(1) Reconciling amounts refer to amount of Green Agriculture.

(2) Reconciling amounts refer to amount of the Company.

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

NOTE 3 – INVENTORIES

Inventories consist of the following as of December 31, 2007:

Raw materials	$127,712
Supplies and packing materials	486,972
Work in progress	2,173,408
Finished goods	828,778
Totals	$3,616,871

NOTE 4 – OTHER ASSETS

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

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of December 31, 2007:

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

LAND USE RIGHTS

Under the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years which was approved by government.

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
$3,473,108

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – ADVANCE FROM UNRELATED COMPANIES

Advance from unrelated companies as of December 31, 2007 was $762,443 including $612,782 advance from one unrelated company for the future purchasing from the Company and the rest of the balance were due to several other unrelated companies. The advances were due on demand, no interest bearing and due on demand.

NOTE 12 - OTHER INCOME (EXPENSES)

Other income (expenses) mainly consist of interest expenses and subsidy income from government.

NOTE 13 - INCOME TAXES

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

NOTE 14 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

MAJOR CUSTOMERS AND VENDORS

There were two vendors from which we purchased more than 10% of our raw materials for the six months ended December 31, 2007 with each vendor individually accounting for about 11% and 12%. Accounts payable to the venders amounted to $0 as of December 31, 2007. There are three vendors that were over 10% of the total purchases for the six months ended December 31, 2006 with each vendor individually accounting for approximately 13%, 11% and 11%. Accounts payable to the vendors amounted to $8,891 as of December 31, 2006.

There is no customer that is accounted over 10% of the total sales as of the six months ended December 31, 2007 and 2006.

NOTE 15 – STOCKHOLDERS’ EQUITY

6,313,617 shares of common stock were issued to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement of our common stock that was completed on December 26, 2007. 977,948 shares were issued to the consultants relating to the private placement. Net proceeds from the private placement are $18,602,723, of which $188,388 was received in January, 2008. The direct costs related to this placement, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. $4,250,000 was put in escrow cash and booked as restricted cash. The total of $4,250,000 was placed in escrow cash and booked as restricted cash. The total of $4,250,000 in the escrow is pursuant to a Securities Purchase Agreement and the Holdback Make Good Agreement entered into in connection with the placement for the following:

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 16 - COMMITMENTS AND LEASES

A Company’s shareholder provided free office space for the Company for the six months ended December 31, 2006. The Company has recorded the free lease as rent expenses and contributed capital based on Xian house rental market. From July 2007, the company signed an office lease with the shareholder and started to pay the rent for $863 per month. The company recorded rent expenses of $4,578 and $9,097 for the three and six months ended December 31, 2006 as contributed capital and $2,589 and $5,178 as rent expenses for the three and six months ended December 31, 2007. Rent expenses for the 5 years after December 31, 2007 is as follows:

1 year after	$10,356
2 year after	10,356
3 year after	10,356
4 year after	10,356
5 year after	10,356
Total	$51,780

NOTE 17 – SUBSEQUENT EVENTS

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

Overview

China Green Agriculture, Inc. (formerly known as Discovery Technologies, Inc.) (the “Company” or “we”) was incorporated under the laws of the state of Kansas in February 1987, but had no operations from December 1996 to December 2007. In October 2007, the Company was reincorporated in the state of Nevada, and, on December 26, 2007, acquired all of the issued and outstanding capital stock of Green Agriculture Holding Corporation (“Green New Jersey”) which owns 100% of the capital stock of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Techteam”) through a share exchange in which the Company issued an aggregate of 10,770,668 shares of common stock, par value $.001 per share to the three shareholders of Green New Jersey in exchange for 100% of the issued and outstanding shares of Green New Jersey’s capital stock (the “Share Exchange”).

The Share Exchange was recorded as a recapitalization of the Company, with Green New Jersey being treated as the continuing entity. The historical financial statements presented are those of Green New Jersey and its wholly owned subsidiaries, Techteam and Jintai.

Green New Jersey was incorporated under the laws of New Jersey on January 27, 2007. It had no operations prior to its acquisition of Techteam on August 24, 2007. After the acquisition of Techteam by Green New Jersey, Techteam was deemed as predecessor entity to the operations of Green New Jersey. Therefore, our management’s discussion and analysis herein is based on the Company’s unaudited consolidated interim historical financial statements for the six months ended December 31, 2007 and 2006 included elsewhere in this filing.

We, through Techteam, research, develop, manufacture and distribute humic acid organic liquid compound fertilizer in 27 provinces in China. Humic acid is an essential natural, organic ingredient for a balanced, fertile soil, and it is one of the major constituents of organic matter. China is both the world’s largest manufacturer and consumer of fertilizers.

In 2005, compound fertilizers accounted for 27% of the total fertilizers consumed in China; however the quality is generally very low leading to ecosystem degradation. (Source: Ministry of Agriculture of the PRC). Organic compound fertilizer comprises a balance of both organic and inorganic substances, thereby combining the speedy effectiveness of chemical fertilizers with the environmental benefits of the organic ones.

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

Roughly 20 million farmers are using our products. We produce and sell 10,000 metric tons of our fertilizer products per year, with average per mu usage of 120 ml per year, per time (the liquid fertilizer is in very concentrated form, and is mixed with water).

We have developed more than 100 different fertilizer products. The leading five provinces by revenue are Heilongjiang, Guangdong, Xinjiang, Shandong, and Henan.

Normally, our peak selling season for our fertilizer products is in spring and summer, from March through October. We experience seasonal variations in our revenues and our operating costs. Periods of cold weather may delay the application of the fertilizer, or render it unnecessary thereby reducing demand for our products. Historically we have experienced sales variations of up to 30% when compared to the sales of our peak season to that of our non-peak season. We plan to develop our customer base in southern China such as Hainan province, which has a warm winter to mitigate the seasonal variations in our future revenues. Our agricultural products are grown in green house and therefore do not experience seasonal variations.

We conduct our research and development activities through our wholly owned subsidiary, Xi’an Jintai Agriculture Technology Development Company (“Jintai”) through which we also sell high quality flowers and green vegetables and fruits which are grown in our research greenhouses to airlines, hotels and restaurants. The Company owns its 137,000 square meter research and development facility. The functions of the green research and development facility are two-fold: (i) it provides testing and experimental data collection base for the function and feature of the new fertilizer products by imitating the various growing conditions and stages or cycle for a variety of plants, such as flowers, vegetables and seedlings which the fertilizers apply on and (ii) such plants themselves can be sold to the customers and generate sales. Our research and development capabilities allow us to develop products that are tailored to farmers’ specific needs in different regions, different crops, humidity, weather and soil conditions that require special fertilizers.

Recent Development

On December 26, 2007, we completed our private placement of 6,313,616 shares of our common stock for $20,519,255 in gross proceeds with thirty-one accredited investors (the “Private Placement”). We intend to use the proceeds of the Private Placement to buy capital equipment and expand our production and facilities.

Results of Operation

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

Net Sales

Our net sales for the three months ended December 31, 2007 were $3,756,142, an increase of $1,675,099, or 80.5%, from $2,081,043, which we had in the corresponding period in 2006. This increase was attributable to the following factors (i) an increase in sales volume due to expansion of our sales network and increase in distributors and sales personnel which contributed a $96,721 increase in our revenue as compared to that of the same period in 2006; (ii) the launch of five new products (including Guokangmei Green Nutriment Fertilizer and Jinong Zhuangshi) which contributed $565,800 in revenues as compared to that of the same period of 2006; and (iii) the addition of our newly acquired greenhouse facility which contributed $1,012,578 of sales for the three months ended December 31, 2007. The new facility is operated by our wholly-owned subsidiary, Jintai, formed in January 2007 and which has been generating revenues since March 2007. It produces flowers, vegetables and fruits.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and packaging materials, direct labor and manufacturing overhead expenses. Our cost of goods sold for the three months ended December 31, 2007 was $1,621,220, an increase of $718,130, or 79.5%, as compared to $903,090 for the corresponding period in 2006. Among the $718,130 increase, $430,513 represented Jintai’s costs. Cost of goods sold as a percentage of net sales was 43.2% and 43.4% for the three-month periods ended on December 31, 2007 and 2006, respectively. The increase in cost of goods sold was primarily due to the increase in our sales volume, while the cost of goods sold as a percentage of net sales for the three months ended December 31, 2007 remains at the similar level as compared to that of the same period in 2006.

Gross Profit

Our gross profit is equal to the difference between our net sales and our cost of goods sold. Our gross profit for the three months ended December 31, 2007 was $2,134,923, an increase of $956,969, or 81.2%, compared with $1,177,954 for the corresponding period in 2006. The increase in our gross profit was due to the increase in our sales revenue and our increase in the sales in products with higher gross profits. Gross profit as a percentage of net sales was 56.8% for the three months ended December 31, 2007, as compared to 56.6% during the same period in 2006. The gross profit for our revenues from Jintai for the three months ended December 31, 2007 was $582,065 and the gross profit margin was 57.5%, which contributed to the increase in our overall gross profit margin.

Selling Expenses

Our selling expenses consist primarily of salary of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $320,133 for the three-month period ended December 31, 2007 (among which, the selling expenses of Jintai were $5,422) as compared to $162,999 for the same period ended December 31, 2006, an increase of $157,134 or approximately 96.4%. The increase was primarily attributable to increased advertising and promotion expenses which resulted in a higher sales volume for the three months ended December 31, 2007.

Operating and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation, travel expenses and legal and professional expenses. Operating and administrative expenses were $1,023,345 for the three-month period ended December 31, 2007 (of which, $82,630 was Jintai’s operating and administrative expenses), as compared to $60,228 for the same period ended December 31, 2006, an increase of $963,117. The increase was mainly due to the expenses incurred in connection with the Share Exchange and the Private Placement consummated on December 26, 2007.

Operating Income

Our operating income was $791,445 for the three month period ended December 31, 2007 (of which, $239,027 was contributed by Jintai), as compared to $954,727 for the same period ended December 31, 2006, a decrease of $163,282, or approximately 17.1%. The decrease was primarily attributable to the higher selling expenses and operating and administrative expenses.

Income Taxes

Techteam, our indirectly wholly owned operating subsidiary, incurred income tax of $66,126 for the three months ended December 31, 2006 while no income tax incurred for the same period ended December 31, 2007 as a result of Techteam’s conversion from a domestic PRC enterprise to a wholly foreign owned enterprise status in August 2007 which qualified it for a tax holiday by December 31, 2007 pursuant to the PRC laws and regulations governing foreign invested enterprises. In 2006, Techteam was subject to the income tax at the rate of 15% as a high tech domestic PRC corporation. Techteam is to be subject to the income tax at the rate of 18% for calendar year 2008.

Jintai, as a Techteam subsidiary, was qualified for a tax holiday in calendar 2007 and therefore, its income tax was 0. Jintai is to be subject to the income tax at the rate of 18% for calendar 2008.

Net Income

Net income for the three months ended December 31, 2007 was $730,025, a decrease of $85,480, or 10.5% from $815,505 for the comparable period in 2006. Jintai did not contribute to the decrease to the net income. The decrease was mainly due to the increase in operating and administrative (mainly, the expenses incurred in connection with the Share Exchange and the Private Placement consummated on December 26, 2007), and for the reason described above, we do not expect net income to continue to decrease over the next several quarters.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $379,536 for the three months ended December 31, 2007 (of which, $130,807 was from Jintai), as compared to $24,690 in loss for the same period in 2006, a result of the appreciation of RMB, the functional currency of Techteam and Jintai, against the U.S. dollars.

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

Net Sales

Our net sales for the six months ended December 31, 2007 were $10,947,163, an increase of $4,074,807, or 59.3%, from $6,872,356, which we had in the corresponding period in 2006. This increase was attributable to the following factors (i) an increase in sales volume due to expansion of our sales network and increase in distributors and sales personnel which contributed a $641,666 increase in our revenue as compared to that of the same period in 2006; (ii) the launch of five new products (including Guokangmei Green Nutriment Fertilizer and Jinong Zhuangshi) which contributed $818,300 in revenues as compared to that of the same period of 2006; and (iii) the addition of our newly acquired greenhouse facility which contributed $2,614,841 of sales for the six months ended December 31, 2007. The new facility is operated by our wholly-owned subsidiary, Jintai, formed in January 2007 and which has been generating revenues since March 2007. It produces flowers, vegetables and fruits.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and packaging materials, direct labor and manufacturing overhead expenses. Our cost of goods sold for the six months ended December 31, 2007 was $4,394,981, an increase of $1,710,600, or 63.7%, as compared to $2,684,381 for the corresponding period in 2006. Among the $1,710,600 increase, $1,010,204 represented Jintai’s costs. Cost of goods sold as a percentage of net sales was 40.1% and 39.1% for the six-month periods ended on December 31, 2007 and 2006, respectively. The increase in cost of goods sold was primarily due to the increase in our sales volume, while the cost of goods sold as a percentage of net sales for the six months ended December 31, 2007 remains at the similar level as compared to that of the same period in 2006.

Gross Profit

Our gross profit is equal to the difference between our net sales and our cost of goods sold. Our gross profit for the six months ended December 31, 2007 was $6,552,182, an increase of $2,364,206, or 56.5%, compared with $4,187,976 for the corresponding period in 2006. The increase in our gross profit was due to the increase in our sales revenue and our increase in the sales in products with higher gross profits. Gross profit as a percentage of net sales was 59.9% for the six months ended December 31, 2007, as compared to 60.9% during the same period in 2006. The decrease of 1% in gross profits margin was a result of the increase in our cost of chemical raw materials. The gross profit margin for our revenues from Jintai (the sale of flowers, fruits and vegetables) for the six months ended December 2007 was 61.4%, which contributed to the increase in our overall gross profit margin. Jintai was formed in January 2007 and began to generate revenues March 2007.

Selling Expenses

Our selling expenses consist primarily of salary of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $471,838 for the six-month period ended December 31, 2007 (among which, the selling expenses of Jintai were $10,198) as compared to $372,680 for the same period ended December 31, 2006, an increase of $99,158 or approximately 26.6%. The increase was primarily attributable to the increased advertising and promotion expenses which resulted in a higher sales volume.

Operating and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation, travel expenses and legal and professional expenses. Operating and administrative expenses were $1,173,962 for the six-month period ended December 31, 2007 (of which, $116,906 was Jintai’s operating and administrative expenses), as compared to $279,353 for the same period ended December 31, 2006, an increase of $894,609. The increase was mainly due to the expenses incurred in connection with the Share Exchange and the Private Placement consummated on December 26, 2007.

Operating Income

Our operating income was $4,906,382 for the six month period ended December 31, 2007 (of which, $1,477,534 was contributed by Jintai), as compared to $3,535,943 for the same period ended December 31, 2006, an increase of $1,370,439, or approximately 38.8%. The increase was primarily attributable to the increase in our sales of our fertilizer products and the addition of our newly acquired greenhouse facility.

Income Taxes

Techteam, our indirectly wholly owned operating subsidiary, incurred income tax of $266,006 for the six months ended December 31, 2006 while there is none for the same period ended December 31, 2007 as a result of Techteam’s conversion from a domestic PRC enterprise to a wholly foreign owned enterprise status in August 2007 which qualified it for a tax holiday as at December 31, 2007 pursuant to the PRC laws and regulations governing foreign invested enterprises. In 2006, Techteam was subject to income tax at the rate of 15% as a high tech domestic PRC corporation. Techteam is to be subject to the income tax at the rate of 18% for calendar year 2008.

Jintai, as a Techteam subsidiary, was qualified for a tax holiday in calendar 2007 and therefore, its income tax was 0. Jintai is to be subject to the income tax at the rate of 18% for calendar 2008.

Net Income

Net income for the six months ended December 31, 2007 was $4,761,797 (of which, $1,489,637 were contributed by Jintai), an increase of $1,655,117, or 53.3% from $3,106,680 for the comparable period in 2006. The increase was mainly a result of our increased net sales and the addition of Jintai’s revenues.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $553,997 for the six months ended December 31, 2007 (of which, $173,307 was from Jintai), as compared to $10,576 for the same period in 2006, a result of the appreciation of RMB, the functional currency of Techteam, against the U.S. dollars.

Comprehensive Income

Comprehensive income for the six months ended December 31, 2007 was $5,315,794 (of which, $1,662,944 were generated by Jintai), an increase of $2,198,538 or 70.5%, from $3,117,256, compared with the same period in 2006. The increase is mainly attributable to the gain in foreign currency translation and the increase in net income as we described above.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $9,725,194 and restricted cash of $4,250,000. Our current assets were $19,656,029 and our current liabilities were $9,548,767, including $4,290,845 short term loans, which resulted in a current ratio of approximately 2.06X. Our total stockholders’ equity as of December 31, 2007 was $28,417,998.

We have historically financed our operations and capital expenditures principally through bank loans, and cash provided by operations. On December 26, 2007, we raised a total of approximately $20,519,255 from a Private Placement. Pursuant to the terms of the Private Placement, an aggregate of $4,250,000 of the proceeds from the Private Placement was held in an escrow account as of December 31, 2007. As of the date of this report, we have satisfied our covenants regarding the hiring of independent directors and an investor relations firm and received approximately $2,027,000 of the escrowed amount. We are in the process of hiring a new permanent CFO with the qualifications specified in the Securities Purchase Agreement and anticipate we can hire a new CFO by April 25, 2008.

We are using the net proceeds of the Private Placement to finance the purchase of capital equipment and for the expansion of our facilities and production. We believe that our existing cash, cash equivalents and cash flows from operations and from the Private Placement will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. There can be no assurance that such additional investment will be available to us, or if available, that it will be available on terms acceptable to us.

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

Loans

As of December 31, 2007, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date
Xi’an City Commercial Bank in China	$2,056,316	Annual Interest Rate:9.585%, repaid on a monthly basis Renewed Annual Interest Rate: 10.5825%	Initial Due Date: 04/01/2008 Renewed Due Date: 04/01/2009
Xi’an Agriculture Credit Union in China	$520,933	Initial Annual Interest Rate: 9.216% repaid on a monthly basis	Initial Due Date: 09/26/2007
		Renewed Annual Interest Rate: 11.795%repaid on a monthly basis	Renewed Due Date: 09/16/2008
Agriculture Bank in China	$1,713,596	Annual Interest Rate: 9.711%; repaid on a monthly basis	12/29/2008
Total	$4,290,845

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Advance from Unrelated Companies

Advance from unrelated companies as of December 31, 2007 was $762,443 including $612,782 advance from one unrelated company for the future purchasing from the Company and the rest of the balance were due to several other unrelated companies. The advances were due on demand, no interest bearing and due on demand.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

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

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2007, cash and cash equivalents amounted to $9,725,194.

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

During the six month ended December 31, 2006, the company was organized in one segment. During the six months ended December 31, 2007, the Company was organized into two main business segments: produce fertilizer (Techteam) and agricultural products (Jintai).

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

Date: April 22, 2008

CHINA GREEN AGRICULTURE, INC.

By:	/s/Tao Li
Tao Li
President and Chief Executive Officer (principal executive officer)

By:	/s/ Yu Hao
Yu Hao
Chief Financial Officer (principal financial officer and accounting officer)