Form 10QSB
period 2008-03-31
China Green Agriculture, Inc.
filed 2008-05-15
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,314,017 shares of Common Stock, $.001 par value, were outstanding as of May 15, 2008.

Transitional Small Business Disclosure Format (check one); Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF March 31, 2008
(UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$13,986,395
Restricted cash	4,228,641
Accounts receivable, net	1,729,049
Inventories	5,819,014
Other assets	137,327
Advances to suppliers	273,289
Total Current Assets	26,173,715

Plant, Property and Equipment, net	17,202,971

Advances for Construction In Progress	431,689

Construction In Progress	68,118

Intangible Assets, net	1,179,708

Total Assets	$45,056,201

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$443,191
Unearned revenue	123,651
Other payables and accrued expenses	340,800
Advances from other unrelated companies	304,279
Amount due to related parties	1,300
Taxes payable	4,410,059
Short term loans	4,107,245
Total Current Liabilities	9,730,525

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	20,519,255

Commitment	-

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-
Common stock, $.001 par value, 780,000,000 shares authorized, 12,000,400 shares issued and outstanding	12,000
Additional paid-in capital	737,270
Retained earning	12,302,191
Accumulated other comprehensive income	1,754,960
Total Stockholders' Equity	14,806,421

Total Liabilities and Stockholders' Equity	$45,056,201

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007

Net sales	$15,382,089	$9,070,972	$4,434,926	$2,198,615
Cost of goods sold	6,377,066	3,687,416	1,982,084	1,003,035
Gross profit	9,005,023	5,383,555	2,452,841	1,195,580
Operating expenses
Selling expenses	614,646	400,108	142,808	27,428
Operating and administrative expenses	1,430,762	463,482	256,800	184,130
Total operating expenses	2,045,408	863,590	399,608	211,558
Income from operations	6,959,615	4,519,965	2,053,233	984,022
Other income (expense)
Other income(expense)	39,647	(1,457)	655	1,514
Interest income	27,224	20,559	11,697	122
Interest expense	(284,361)	(270,551)	(86,761)	(90,190)
Bank charges	(6,442)	(425)	(4,939)	(63)
Total other income (expense)	(223,933)	(251,875)	(79,348)	(88,618)
Income before income taxes	6,735,682	4,268,090	1,973,886	895,405
Provision for income taxes	301,841	266,006	301,841	-
Net income	6,433,842	4,002,084	1,672,045	895,405
Other comprehensive income
Foreign currency translation gain	1,511,242	20,041	957,245	9,465
Comprehensive income	$7,945,084	$4,022,125	$2,629,290	$904,869

Basic and diluted weighted average shares outstanding	10,201,325	10,770,669	9,625,724	10,770,669
Basic and diluted net earnings per share*	$0.63	$0.37	$0.17	$0.08

*Basic and diluted shares are the same because there are no anti dilutive effect

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net income	$6,433,842	$4,002,084
Adjustments to reconcile net income to net cash provided by operating activities
Share capital contribution - rental and interest paid by shareholders	32,656	43,224
Depreciation	703,271	266,556
Amortization	78,693	73,921
Decrease / (Increase) in current assets
Accounts receivable	256,854	77,917
Other receivables	79,100	-
Inventories	(3,696,399)	(1,028,026)
Advances to suppliers	(45,061)	(22,200)
Other assets	(16,581)	206,762
(Decrease) / Increase in current liabilities
Accounts payable	131,130	(186,446)
Unearned revenue	33,561	52,726
Tax payables	1,855,704	930,634
Other payables and accrued expenses	(365,254)	4,964,995
Net cash provided by operating activities	5,481,516	9,382,146

Cash flows from investing activities
Acquisition of plant, property, and equipment	(4,917,610)	(9,677,692)
Advances for construction in progress	(409,841)	-
Additions to construction in progress	(20,655)	(22,527)
Net cash used in investing activities	(5,348,106)	(9,700,220)

Cash flows from financing activities
Repayment of loan	(1,827,836)	(1,907,759)
Borrows of loan	1,353,952	1,716,983
Proceeds from private placement	18,602,720	-
Restricted cash put in escrow	(4,228,641)	-
(Payments)/proceeds to/from related parties	(642,342)	511,744
Net cash provided by financing activities	13,257,854	320,968

Effect of exchange rate change on cash and cash equivalents	513,415	20,041
Net increase in cash and cash equivalents	13,904,679	22,935

Cash and cash equivalents, beginning balance	81,716	45,623
Cash and cash equivalents, ending balance	$13,986,395	$68,558

Supplement disclosure of cash flow information
Interest expense paid	$(222,260)	$(231,572)
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture Inc. (the “Company”, “we”, “us”) was incorporated as Videophone, Inc. in 1987 under the laws of the State of Kansas (It later changed its name to Discovery Systems, Inc. till June 13, 1990 and Discovery Technologies, Inc. from June 14, 1990 to February 4, 2008). On November 30, 1996, the Company was suspended from being a Kansas corporation as a result of non-filing of required documents by the state of Kansas. From December 1996 to December 2007, the Company did not engaged in any operations and was dormant. The Company had been dormant from April 1991 until, the Company revived its charter effective December 4, 2006 and commenced activities to again become a reporting company with the SEC with the intention to become a publicly trading company.

On August 27, 2007 the Board of Directors unanimously adopted resolutions announcing a special meeting of shareholders to consider and act upon a proposed Agreement and Plan of Merger, to reincorporate Discovery Technologies, Inc. (“Discovery Technologies”) in the State of Nevada by merger with and into a Nevada corporation with the same name ("Discovery Technologies Nevada") which Discovery Technologies formed for such purpose (the "Migratory Merger"). Effective September 24, 2007, shareholders approved the Agreement and Plan of Merger as described in the definitive proxy materials filed with the Securities and Exchange Commission.

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

Further on December 18, 2007, the Company had another reverse stock split at a ratio of 6.771:1. As a result, registrant's outstanding shares of common stock were reduced from 2,083,339 shares to 308,084 shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

On December 26, 2007, the Company acquired all of the issued and outstanding capital stock (the “Green Agriculture Shares”) of Green Agriculture Holding Corporation, a New Jersey corporation (“Green Agriculture” or “Green New Jersey”), through a share exchange (the “Share Exchange”) in which the Company issued 10,770,669 number of shares of its common stock, par value $.001 per share (the “Common Stock”) to Green Agriculture’s shareholders in exchange for the Green Agriculture Shares. Immediately prior to the Share Exchange, the Company redeemed 246,148 shares of Common Stock held by Michael Friess and Sanford Schwartz (the “Redemption”) for $550,000 and issued 111,386 new shares of Common Stock to Messrs. Schwartz and Friess, two of our directors, who then appointed Tao Li as the Company’s Director and Chief Executive Officer who proceeded to effect the Share Exchange. In connection to the redemption share issuance, the Company also issued 78,462 shares of common stock to the Company’s agent.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The exchange of shares with the Company has been accounted for as a reverse acquisition under the purchase method of accounting because the stockholders of Green Agriculture obtained control of the Company. Accordingly, the exchange of shares by the two companies has been recorded as a recapitalization of the Company, with the Company (Green Agriculture) being treated as the continuing entity. The historical financial statements presented are those of Green Agriculture. As a result of the reverse acquisition transaction described above the historical financial statements presented are those of Green Agriculture, the operating entity. Pro-forma information is not presented because the public shell’s assets are immaterial. Transaction costs incurred in the reverse acquisition have been charged to expense.

On August 24, 2007, Green Agriculture Holding Corporation acquired 100% outstanding shares of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam Jinong”) which owns 100% equity of Xi’an Jintai Agriculture Technology Development Company (“Xi’an Jintai” or “Jintai”). Green Agriculture was incorporated on January 27, 2007 under the laws of the State of New Jersey with initially two shareholders owning 89% and 11% of its stock. As of December 25, 2007, immediately prior to the share exchange between the Company and Green Holding, Yinshing David To (95.1%), Paul Hickey (2.45%) and Greg Freihofner (2.45%), (collectively, the “Green Holding Stockholders”) owned 100% of the outstanding capital stock of Green Holding. Green Agriculture, through its Chinese subsidiaries Techteam Jinong and Xi’an Jintai is engaged in the research and development, manufacture, distribution and sale of green organic fertilizer. The exchange of shares with Techteam has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Techteam obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Techteam, with Teahteam being treated as the continuing entity. Inter-company amounts and balances have been eliminated.

Yangling Techteam Jinong Humic Acid Product Co., Ltd. was founded in the People’s Republic of China on June 19, 2000. On Febuary 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed name to be Shaanxi Techteam Jinong Humic Acid Product Co., Ltd. (“Techteam Jinong” or “Jinong”).

On January 19, 2007, Techteam Jinong incorporated Xi’an Jintai which provides testing and experimental data collection base for the function and feature of the new fertilizer products produced by Techteam Jinong by imitating the various growing conditions and stages or cycle for a variety of plants, such as flowers, vegetables and seedlings which the fertilizers apply on. Xi’an Jintai also sells such plants themselves to the customers and generates sales.

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

The Company’s current structure is set forth in the diagram below:

NOTE 2 - BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 2007. The results of the nine month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2008.

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

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, , certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflecting as liabilities in the balance sheet. As of March 31, 2008, cash and cash equivalents amounted to $13,986,395 and no cash over draft.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2008, the Company had accounts receivable of $1,729,049, net of allowance for doubtful accounts of $256,570. This reserve was comprised of one receivable from a unrelated party amounting $68,815 and the rest of amount from many various customers.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its material. As of March 31, 2008, the advances to suppliers amounted to $273,289

Advances for construction in progress

The Company makes advances to certain vendors for construction in progress. As of March 31, 2008, the advances to suppliers amounted to $431,689.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated
Useful Life
Building	10-40 years
Leasehold improvements	3-5 years
Machinery and equipments	5-15 years
Vehicle	3-5 years

Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is shorter.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended March 31, 2008.

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

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2008 and 2007, were $2,731 and $ 1,296, respectively. Advertising costs for the nine months ended March 31, 2008 and 2007 were $231,411 and $250,040, respectively.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six month ended December 31, 2006, the company was organized in one segment. During the nine months ended March 31, 2008, the Company was organized into two main business segments: produce fertilizer (Jinong) and agricultural products (Jintai). The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended March 31, 2008.

	For the nine months end March 31
	2008	2007
	(Unaudited)	(Unaudited)
Revenues from unaffiliated customers:
Fertilizer	$11,852,614	$8,669,469
Agricultural products	3,529,475	401,503
Consolidated	$15,382,089	$9,070,972

Operating income :
Fertilizer	$5,850,358	$4,348,414
Agricultural products	1,835,514	171,551
Reconciling item (1)	(69,588)	-
Reconciling item (2)	(656,669)	-
Consolidated	$6,959,615	$4,519,965

Identifiable assets:
Fertilizer	$36,865,674	$15,529,427

Agricultural products	3,707,995	1,873,967-

Reconciling item (1)	253,891	-
Reconciling item (2)	4,228,641	-
Consolidated	$45,056,201	$17,403,395

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net income
Fertilizer	$5,312,719	$3,830,533
Agricultural products	1,835,760	171,551
Reconciling item (1)	(57,968)	-
Reconciling item (2)	(656,669)	-
Consolidated	$6,433,842	4,002,084

Interest expense:
Fertilizer	$284,361	$270,551
Agricultural products	-	-
Consolidated	$284,361	$270,551

(1) Reconciling amounts refer to the unallocated assets or expenses of Green Agriculture.

(2) Reconciling amounts to the unallocated assets or expenses of the parent Company.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent accounting pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.
FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

Inventories consist of the following as of March31, 2008:

Raw materials	$603,672
Supplies and packing materials	558,503
Work in progress	3,205,892
Finished goods	1,450,947
Totals	$5,819,014

NOTE 4 - OTHER ASSETS

As of March 31, 2008, other assets comprised of following:

Other receivables	$100,708
Promotion samples	36,619
Total	$137,327

Other receivables represent advances made to non-related companies and employees for $87,259 and notes receivable from various customers for $13,449. The amounts were unsecured, interest free, and due on demand.
Promotion samples are promotion material the company kept in the office.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of March 31, 2008:

Building and improvements	$8,597,610
Vehicle	23,217
Machinery and equipments	10,030,707
Totals	18,651,533
Less: accumulated depreciation	(1,448,562)
$17,202,971

Depreciation expenses for the three months ended March 31, 2007 and 2008 were $198,523 and $300,489, respectively. Depreciation expenses for the nine months ended March 31, 2007 and 2008 were $266,556 and $703,271, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following at March 31, 2008:

Land use right, net	$900,422
Technology know-how, net	279,286
Total	$1,179,708

LAND USE RIGHTS

Under the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years which was approved by government.

A shareholder contributed the land use rights on August 16th, 2001. The land use right was recorded at cost of $1,038,947. The land use right is for fifty years. The land use right consist of the followings as of March 31, 2008:

Land use right	$1,038,947
Less: accumulated amortization	(138,525)
$900,422

TECHNOLOGY KNOW-HOW

A shareholder contributed the technology know-how on August 16, 2001. The technology know-how is recorded at cost of $837,859. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of March 31, 2008:

Technology Know-how	$837,859
Less: accumulated amortization	(558,573)
$279,286

Total amortization expenses of intangible assets for the nine months ended March 31, 2008 and 2007 amounted to $78,693 and $73,921, respectively. Total amortization expenses of intangible assets for the three months ended March 31, 2008 and 2007 amounted to $29,784 and $31,365 respectively. Amortization expenses of intangible assets for next five years after March 31, 2008 are as follows:

1 year after	$102,418
2 year after	102,418
3 year after	102,418
4 year after	102,418
5 year after	102,418
Total	$512,090

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008, construction in progress amounted to $68,118. Construction in progress is the construction for new product line.

NOTE 7 - RELATED PARTIES TRANSATIONS

The amount due to related parties were the advances from the Company’s one shareholder, and was unsecured, non-interest bearing and due on demand. As of March 31, 2008, amount due to related parties amounted to $1,300.

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of March 31, 2008:

Payroll payable	$20,575
Welfare payable	197,211
Interest and other accrued expenses	22,528
Other levy payable	100,485
Total	$340,800

NOTE 9 - LOAN PAYABLES

As of March 31, 2008, the loan payables are as follows:

Short term loans payable:
Xian City Commercial Branch	$2,139,190
Xian Agriculture Credit Union	541,928
Agriculture Bank	1,426,127
Total	$4,107,245

At March 31, 2008, the Company had a loan payable of $2,139,190 to Xi’an City Commercial Bank in China, with an annual interest rate of 9.585%, and due on April 1, 2008. The loan was renewed for one year till April 1, 2009 with a new annual interest rate of 10.5825%. The loan is pledge by the land use right and property of the Company.

At March 31, 2008, the Company had a loan payable of $541,928to Xi’an Agriculture Credit Union, with an initial annual interest rate of 9.216%, and due on September 26, 2007. On September 10, 2007, the loan was extended to September 16, 2008 with an annual interest rate of 11.795%. The loan is guaranteed by a former shareholder. The Company’s shareholder paid interest expenses of $27,464 and $22,126 for the nine months ended March 31, 2008 and 2007 for this loan. The Company has recorded the interest expenses paid by the shareholder as contributed capital.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2008, the Company had a loan payable of $1,426,127to Agriculture Bank in China, with an annual interest rate of 9.711%, and due on December 29, 2008. The loan is guaranteed by the former shareholder.

The interest expenses are $86,761 and $90,190 for three months ended March 31, 2008 and 2007. The interest expenses are $284,361 and $270,551 for nine months ended March 31, 2008 and 2007.

NOTE 10 - TAX PAYABLES

Tax payables consist of the following as of March 31, 2008:

VAT payable	$3,516,136
Income tax payable	630,666
Other levies	263,257
$4,410,059

NOTE 11 - ADVANCE FROM UNRELATED COMPANIES
Advance from unrelated companies as of March 31, 2008 was $304,279 from the unrelated parties. The advances were due on demand, no interest bearing and due on demand.

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

The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income. For the year 2007, the company can enjoy tax-free benefit because it becomes a foreign invested company according to the PRC tax law. The income tax expenses for the nine months ended March 31, 2008 and 2007 are $301,841 and $266,006 respectively. The income tax expenses for the three months ended March 31, 2008 and 2007 are $301,841 and $66,126 respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at March 31, 2008 and 2007:

	2008	2007
Tax at statutory rate	34%	34%
Foreign tax rate difference	-16%	-19%
Net operating loss in other tax jurisdiction for where no benefit is realized	-14%	-15%

	4%	0%

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. From January 1, 2008,Techteam Jinong is subject to income tax at a rate of 18%. Xi’an Jintai is exempt from paying income tax for calendar 2007 as it is a wholly owned subsidiary of Techteam which was exempt from income tax. Jintai is also exempt from paying income tax for calendar 2008 as it produces the products which fall into the tax exemption list newly issued by the government.
Due to non-operation in U.S. and tax free status in China, the Company had no deferred tax for the nine months ended March 31, 2008 and 2007.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MAJOR CUSTOMERS AND VENDORS

There were three vendors from which we purchased more than 10% of our raw materials for the nine months ended March 31, 2008 with each vendor individually accounting for about 19%, 15% and 10%. Accounts payable to the venders amounted to $0, $385, and $49,697 as of March 31, 2008. There was one vendor that was over 10% of the total purchases for the nine months ended March 31, 2007 with accounting for approximately 60%. Accounts payable to the vendors amounted to $0 as of March 31, 2007.

There WAs no customer that is accounted over 10% of the total sales as of the nine months ended March 31, 2008 and 2007.

NOTE 14 - STOCKHOLDERS’ EQUITY

6,313,617 shares of common stock were issued to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement of the Company’s common stock that was completed on December 26, 2007. .If any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Exchange Agreement, and the Company cannot undo such governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the Investors within sixty (60) days of the occurrence of such governmental action, then, upon written demand from an Investor, the Company shall promptly, and in any event within thirty (30) days from the date of such written demand, pay to that Investor, as liquidated damages, an amount equal to that Investor’s entire Investment Amount with interest thereon from the Closing date until the date paid at the rate of 10% per annum. As a condition to the receipt of such payment, the Investor shall return to the Company for cancellation the certificates evidencing the Shares acquired by the Investor under the Agreement. In accordance with EITF D-98: Classification and Measurement of Redeemable Securities, the Company has classified the equity as temporary equity, as “Common Stock, $.001 par value, 6,313,617 shares subject to redemption”.

977,948 shares were issued to the consultants relating to the private placement. Net proceeds from the private placement were $18,602,723, of which $188,388 was received in January, 2008. The direct costs related to this placement, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. The total of $4,250,000 was placed in escrow cash and booked as restricted cash. The total of $4,250,000 in the escrow is pursuant to a Securities Purchase Agreement and the Holdback Make Good Agreement entered into in connection with the placement for the following:

1.	$2,000,000 is held pending the company hiring a qualified CFO. The Company appointed a CFO in April 2008.
2.
$2,000,000 is held pending the company hiring two independent directors, therefore constituting a majority independent directors in the board. T he Company appointed a majority of independent directors in April 2008.

3.	$250,000 is for the retaining of an Investors Relation firm.

As of March 31, the balance of restricted cash is $4,228,641.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Securities Purchase Agreement and the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) and a lockup agreement (the “Lockup Agreement”). Among other things, the Securities Purchase Agreement: (i) establishes targets for after tax net income and earnings per share for our fiscal year ending June 30, 2009 at not less than $12,000,000 and $0.609, respectively (the “2009 Targets”); (ii) provides for liquidated damages in the event that PRC governmental policies or actions have a material adverse effect on the transactions contemplated by the Share Exchange Agreement (a “Material Adverse Effect”); and (iii) requires us to hire a new, fully qualified chief financial officer (“CFO”) satisfactory to the Investors. In order to secure our obligation to meet the 2009 profit target and earnings per share target, Mr. To has placed 3,156,808 shares of Common Stock (“2009 Make Good Shares”) into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. To, the Investors and the escrow agent named therein. In the event we do not achieve either of the 2009 Targets, the 3,156,808 shares of Common Stock will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that we meet the 2009 Targets, the 3,156,808 shares will be transferred to Mr. Tao Li. If PRC governmental actions or policies result in a Material Adverse Effect, as defined in the Securities Purchase Agreement, that cannot be reversed or cured to the Investors’ reasonable satisfaction, we will be obligated to pay to the Investors as liquidated damages the entire principal amount of their investment, with interest at 10% per annum.

NOTE 15 - COMMITMENTS AND LEASES

A Company’s shareholder provided free office space for the Company for the six months ended December 31, 2006. The Company has recorded the free lease as rent expenses and contributed capital based on Xi’an house rental market. From July 2007, the company signed an office lease with the shareholder and started to pay the rent for $910 per month. The company recorded rent expenses of $4,578 and $13,675 for the three and nine months ended March 31, 2007 as contributed capital and $2,739 and $7,908 as rent expenses for the three and nine months ended March 31, 2008. Rent expenses for the 5 years after March 31, 2008 is as follows:

1 year after	$2,730
2 year after	0
3 year after	0
4 year after	0
5 year after	0
Total	$2,730

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of the consolidated financial condition and results of operations should be read with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions and other factors set forth in our reports on Forms 10-K and 10-Q.

Overview

China Green Agriculture, Inc. (formerly known as Discovery Technologies, Inc.) (the “Company,” “we” or “us”) owns all of the issued and outstanding capital stock of Green Agriculture Holding Corporation (“Green New Jersey”) which owns 100% of the capital stock of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“Techteam”).

We, through Techteam, research, develop, manufacture and distribute humic acid organic liquid compound fertilizer in 27 provinces in China. Humic acid is an essential natural, organic ingredient for a balanced, fertile soil, and it is one of the major constituents of organic matter. China is both the world’s largest manufacturer and consumer of fertilizers.

In 2005, compound fertilizers accounted for 27% of the total fertilizers consumed in China. However, the quality of such fertilizers in China is generally very low leading to ecosystem degradation. (Source: Ministry of Agriculture of the PRC). Organic compound fertilizers provide a balance of both organic and inorganic substances, thereby combining the speedy effectiveness of chemical fertilizers with the environmental benefits of the organic fertilizers.

We have a multi-tiered product strategy which allows us to tailor our products to different needs and preferences of the Chinese fertilizer market, which vary greatly across the country. For example, in Southern and Eastern China, farmers are able to grow high margin crops such as fruit and seasonal vegetables where climate and rainfall permits, hence they can gain more return on investment from more expensive, specialized fertilizers. In the Northwest areas, farmers’ low profit margin crops prevent them from investing too much in fertilizer thereby necessitating a broader spectrum, low cost fertilizer.

We have developed more than 100 different fertilizer products. The leading five provinces by revenue for the fiscal quarter ended March 31, 2008 were Henan, Shandong, Heilongjiang, Anhui and Guangdong.

Normally, our peak selling seasons for our fertilizer products is in spring and summer, from March through October (the rest of the months in a year are non-peak season). We experience seasonal variations in our revenues and our operating costs. Periods of cold weather may delay the application of the fertilizer, or render it unnecessary thereby reducing demand for our products. Historically we have experienced sales variations of up to 30% when compared to the sales of our peak season or non-peak season to that of our average revenues in fiscal 2007. We plan to develop our customer base in southern China such as Hainan province, which has a warm winter to mitigate the seasonal variations in our future revenues.

We conduct our research and development activities through Techteam’s wholly owned subsidiary, Xi’an Jintai Agriculture Technology Development Company (“Jintai”) through which we also sell high quality flowers and green vegetables and fruits which are grown in our research greenhouses to airlines, hotels and restaurants. Jintai owns its 137,000 square meter research and development facility. The functions of the green research and development facility are two-fold: (i) it provides testing and experimental data collection base for the function and feature of the new fertilizer products by imitating the various growing conditions and stages or cycle for a variety of plants, such as flowers, vegetables and seedlings which the fertilizers apply on and (ii) such plants themselves can be sold to the customers and generate sales. Our research and development capabilities allow us to develop products that are tailored to farmers’ specific needs in different regions, different crops, humidity, weather and soil conditions that require specialized fertilizers.

Recent Development

On December 26, 2007, we acquired all of the issued and outstanding capital stock of Green Agriculture Holding Corporation, a New Jersey holding company which owns 100% of the capital stock of Techteam (the “Reverse Merger”) simultaneous with a private placement of 6,313,616 shares of our common stock for $20,519,255 in gross proceeds (the “Private Placement”). We intend to use the proceeds of the Private Placement to buy capital equipment and expand our production and facilities, such as construction of our new production lines which we anticipate will provide us with an annual production capacity of 40,000 metric tons.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007.

The following table shows our operating results for the three months ended March 31, 2008 and March 31, 2007.

	Three Months ended March 31, 2008 (unaudited) ($)	Three Months ended March 31, 2007 (unaudited) ($)
Net Sales	4,434,926	2,198,615
Cost of goods sold	1,982,084	1,003,035
Gross profit	2,452,841	1,195,580
Selling Expenses	142,808	27,428
Operating and Administrative Expenses	256,800	184,130
Operating Income	2,053,234	984,022
Total Other Income (expense)	(79,348)	(88,618)
Income Before Income Taxes	1,973,886	895,405
Provision for Income Taxes	(301,841)	-
Net Income	1,672,045	895,405

Net Sales

Our net sales for the three months ended March 31, 2008 were $4,434,926 (of which Jintai contributed $914,633), an increase of $2,236,311, or 102%, from $2,198,615, which we had in the corresponding period in 2007. The increase was attributable to the following factors: (i) an increase in sales volume of our fertilizer products due to increase of our sales by existing distributors which contributed a $1,321,678 increase in our revenues as compared to that of the same period in 2007; and (ii) the addition of our greenhouse facility which contributed $914,633 of sales for the three months ended March 31, 2008. The greenhouse facility is operated by our wholly-owned subsidiary, Jintai, formed in January 2007 and which has been generating revenues since March 2007. It produces flowers, vegetables and fruits.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and packaging materials, direct labor and manufacturing overhead expenses. Our cost of goods sold for the three months ended March 31, 2008 was $1,982,084 (of which Techteam and Jintai recorded $1,462,274 and $519,810 respectively), an increase of $979,049, or 98%, as compared to $1,003,035 for the corresponding period in 2007. Cost of goods sold as a percentage of net sales was 45% and 46% for the three-month periods ended on March 31, 2008 and 2007, respectively. The increase in cost of goods sold was primarily due to the increase in our sales, while the cost of goods sold as a percentage of net sales for the three months ended March 31, 2008 remained constant year over year despite increased sales volume.

Gross Profit

Our gross profit is equal to the difference between our net sales and our cost of goods sold. Our gross profit for the three months ended March 31, 2008 was $2,452,841 (of which Techteam and Jintai recorded $2,058,019 and $394,823 respectively), an increase of $1,257,261 (of which Techteam and Jintai recorded $1,037,623 and $219,639 respectively), or 105%, compared with $1,195,580 (of which Techteam and Jintai recorded $1,020,396 and $175,184 respectively) for the corresponding period in 2007. The increase in our gross profit was due to the increase in our sales revenues generated in both Jinong and Jintai. Gross profit as a percentage of net sales was 55% for the three months ended March 31, 2008, as compared to 54% during the same period in 2007.

Selling Expenses

Our selling expenses consist primarily of salary of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $142,808 (of which Jintai incurred $29,722) for the three-month period ended March 31, 2008 as compared to $27,428 for the period ended March 31, 2007, an increase of $115,380 or approximately 421%. The increase was primarily attributable to the significant increase in the aggregate salaries and travel expenses for our sales department, marketing personnel and technical service personnel.

Operating and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and travel expenses, legal and professional expenses. Operating and administrative expenses were $256,800 (of which Jintai incurred $7,120) for the three-month period ended March 31, 2008, as compared to $184,130 for the period ended March 31, 2007, an increase of $72,670. The increase was primarily attributable to accounting and legal expenses incurred during the three months ended March 31, 2008 as we made the transition to being a public company.

Operating Income

Our operating income was $2,053,233 for the three month period ended March 31, 2008, as compared to $984,022 for the period ended March 31, 2008, an increase of $1,069,211, or approximately 109%. The increase was primarily attributable to the increase in the sales of our fertilizer products and agricultural products from our greenhouse facility. The greenhouse facility is operated by Jintai, which generated operating income of $357,981 for the three month period ended March 31, 2008.

Income Taxes

Techteam, our indirectly wholly owned operating subsidiary, had $301,841 income tax for the three months ended March 31, 2008 and $0 for the three months ended March 31, 2007. Both Techteam and Jintai did not owe any taxes as a wholly foreign owned entity under PRC law in Calendar 2007. Beginning January 1, 2008, Techteam will become subject to income tax at a rate of 18%. Jintai is exempt under PRC law from paying income tax for calendar 2008 as it produces products which enable it to claim an exemption from taxes under PRC law.

Net Income

Net income for the three months ended March 31, 2008 was $1,672,045, an increase of $776,640, or 87% from $895,405 for the comparable period in 2007. The increase was principally attributable to the increase in our sales revenue.

NINE MONTHS ENDED MARCH 31, 2008 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2007

The following table shows our operating results for the nine months ended March 31, 2008 and March 31, 2007.

	Nine Months ended March 31, 2008 (unaudited) ($)	Nine Months ended March 31, 2007 (unaudited) ($)
Net Sales	15,382,089	9,070,972
Cost of goods sold	6,377,066	3,687,416
Gross profit	9,005,023	5,383,555
Selling Expenses	614,646	400,108
Operating and Administrative Expenses	1,430,762	463,482
Operating Income	6,959,615	4,519,965
Total Other Income (expense)	(223,933)	(251,875)
Income Before Income Taxes	6,735,682	4,268,090
Provision for Income Taxes	(301,841)	(266,006)
Net Income	6,433,842	4,002,084

Net Sales

Our net sales for the nine months ended March 31, 2008 were $15,382,089, an increase of $6,311,117, or 70%, from $9,070,972, which we had in the corresponding period in fiscal 2007. This increase was attributable to the following factors: (i) an increase in sales volume in our fertilizer products which contributed a $1,823,492 increase in our revenues as compared to that of the same period in fiscal 2007; (ii) the launch of our new products which contributed $958,150 in revenues as compared to that of the same period in fiscal 2007; and (iii) the addition of our newly acquired greenhouse facility, which contributed $3,529,475 of sales for the nine months ended March 31, 2008.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and packaging materials, direct labor and manufacturing overhead expenses. Our cost of goods sold for the nine months ended March 31, 2008 was $6,377,066, an increase of $2,689,650, or 73%, as compared to $3,687,416 for the corresponding period in fiscal 2007. Cost of goods sold as a percentage of net sales were both 41% for the nine-month periods ended on March 31, 2008 and 2007. The increase in cost of goods sold was primarily due to the increase in our sales volume, while the cost of goods sold as a percentage of net sales for the nine months ended March 31, 2008 remained constant.

Gross Profit

Our gross profit is equal to the difference between our net sales and our cost of goods sold. Our gross profit for the nine months ended March 31, 2008 was $9,005,023, an increase of $3,621,468, or 67%, compared with $5,383,555 for the corresponding period in 2007. The increase in our gross profit was due to the increase in our sales revenue. Gross profit margin for both nine-month periods ended March 31, 2008 and 2007 was 59%.The increase in sales of Techteam and Jintai contributed equally in the total sales increase.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $614,646 for the nine-month period ended March 31, 2008 (of which, the selling expenses of Jintai were $39,920) as compared to $400,108 for the same period ended March 31, 2007, an increase of $214,538 or approximately 54%. The increase was primarily attributable to increased advertising expenses, promotion costs incurred and higher salaries and travel expenses as a result of increased employees and sales activities.

Operating and Administrative Expenses

Our operating and administrative expenses consist primarily of rental expenses, related salaries, business development, depreciation and travel expenses, and legal and professional expenses. Operating and administrative expenses were $1,430,762 for the nine-month period ended March 31, 2008 (of which, $124,026 was Jintai’s operating and administrative expenses), as compared to $463,482 for the same period ended March 31, 2007, an increase of $967,280. The increase was primarily due to the expenses incurred in connection with the Reverse Merger and Private Placement transactions consummated by us on December 26, 2007.

Operating Income

Our operating income was $6,959,615 for the nine month period ended March 31, 2008 (with Jintai was generating $1,835,514), as compared to $4,519,965 for the same period ended March 31, 2007, an increase of $2,439,650, or approximately 54%. The increase was primarily attributable to the increase in our sales of our fertilizer products and the addition of sales of agricultural products through Jintai.

Income Taxes

Techteam, our indirectly wholly owned operating subsidiary, had $301,841of income tax for the nine months ended March 31, 2008 while $266,006 of income tax was incurred for the same period ended March 31, 2007. For the six months ended December 31, 2007, Techteam was qualified for a tax holiday pursuant to the PRC laws and regulations governing foreign invested enterprises as a result of its conversion from a domestic PRC enterprise to a wholly foreign owned enterprise status in August 2007. From January 1, 2008, Techteam is subject to income tax at a rate of 18%. Jintai was exempt from paying income tax for calendar 2007 as it is a wholly owned subsidiary of Techteam which was exempt from income tax. Jintai is also exempt from paying income tax for calendar 2008 as it produces products which qualify for a tax exemption under PRC law.

Net Income

Net income for the nine months ended March 31, 2008 was $6,433,842 (with Jintai earning $1,835,760), an increase of $2,431,758, or 61% from $4,002,084 for the comparable period in 2007. The increase was primarily the result of our increased net sales described above.

Discussion of Segment Profitability Measures

Our business consists of two segments - the sale of fertilizer products through Techteam and the sale of agricultural products through Jintai. Each of the segments prepares its own quarterly or annual plans including marketing, research and development, production and sales along with budgets and resources allocation. Then, each of the segments submits their drafted plan to the Company’s planning department which consists of personnel from finance department who review and discuss it with the management team of each segment to ensure accuracy and feasibility. The Company’s CEO then receives the plans for final review and approval.

The Company also has a quarterly budgeting and monthly forecasting process to make adjustments to the annual budget. The process is subject to the same approvals as the annual budgeting process.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $13,986,395 and restricted cash of $4,228,641. Our current assets were $26,173,715 and our current liabilities are $9,730,525, including $4,107,245 short term loans, which resulted in a current ratio of approximately 2.78. Our total stockholders’ equity as of March 31, 2008 was $14,806,421.

We have historically financed our operations and capital expenditures principally through bank loans and cash provided by operations. On December 26, 2007, we raised a total of approximately $20,519,255 from a Private Placement. Pursuant to the terms of the Private Placement, an aggregate of $4,250,000 of the proceeds from the Private Placement were held in an escrow account. The release of the escrowed fund was conditioned on our hiring of a qualified permanent CFO and two independent directors and hiring an investor relations firm. As of March 31, 2008, there was an aggregate of $4,228,641 in escrow. As of the date of this report, we have satisfied all of the escrow release requirements.

 Cash Flows (in U.S. Dollars)
	Nine Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	5,481,516	9,382,146
Net cash provided by (used in) investing activities	(5,348,106)	(9,700,220)
Net cash provided (used in) by financing activities	13,257,854	320,968

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2008 was $5,481,516 as compared with $9,382,146 for the same period in fiscal 2007, a decrease of $3,900,630. The decrease was mainly due to the increase of our inventory of $3,696,399 in our non-peak season in order to prepare for the market demand in the coming peak season.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2008 totaled $5,348,106, a decrease of $4,352,114 from $9,700,220 for the same period in 2007. The higher amount in 2007 was due to expenditures on Jintai’s greenhouse facility.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2008 was $13,257,854, an increase of $12,936,886 compared with the net cash used by financing activities of $320,968 for the same period in 2007. The increase was principally due to the Private Placement.

As of March 31, 2008, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date
Xi’an City Commercial Bank in China	$2,139,190	Annual Interest Rate:9.585%, repaid on a monthly basis Renewed Annual Interest Rate: 10.5825%	Initial Due Date: 04/01/2008 Renewed Due Date: 04/01/2009
Xi’an Agriculture Credit Union in China	$541,928	Initial Annual Interest Rate: 9.216% repaid on a monthly basis Renewed Annual Interest Rate: 11.795%repaid on a monthly basis	Initial Due Date: 09/26/2007 Renewed Due Date: 09/16/2008
Agriculture Bank in China	$1,426,127	Annual Interest Rate: 9.711%; repaid on a monthly basis	12/29/2008
Total	$4,107,245

Note: the reason for the bigger outstanding amounts for the loans with Xi’an City Commercial Bank in China and with Xi’an Agriculture Credit Union in China as compared to those as of December 31, 2007 is because of the appreciation of RMB against dollar from December 31, 2007 through March 31, 2008. The outstanding loan with Agriculture Bank of China is less than that as of December 31, 2007 because the Company paid more than the appreciation amount.

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines. The Company does not have any revolving credit lines or letters of credit.

Accounts Receivable

As of March 31, 2008, the Company had accounts receivable of $1,729,049, net of allowance for doubtful accounts of $256,570. The ratio of the doubtful accounts as against the accounts receivable was 14.8% as of March 31, 2008 which was lower than 17.9% as of December 31, 2007 due to the following factors: (i) the Company had larger accounts receivables as of March 31, 2008 as compared to $1,134,238 as of December 31, 2007; and (ii) the doubtful accounts increased not at the same pace as the increase of the accounts receivables ($246,630) as of December 31, 2007. In other words, the doubtful debts (debts payable beyond 90 days) increased slower than the increase of the accounts receivables in general.

Advance from Unrelated Companies

Advance from unrelated companies as of March 31, 2008 was $304,279. They are prepayments from several parties such as prepayments from our distributors and deposits for the guarantee for loss of goods from transportation companies.

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

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2008, cash and cash equivalents amounted to $13,986,395.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2008, the Company had accounts receivable of $1,729,049, net of allowance for doubtful accounts of $256,570.

Advances for construction in progress

The Company makes advances to certain vendors for construction in progress. As of March 31, 2008, the advances to suppliers amounted to $431,689.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated
Useful Life
Building	10-40 years
Leasehold improvements	3-5 years
Machinery and equipments	5-15 years
Vehicle	3-5 years

Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is shorter.

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

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Our primary profitability measure is “operating income (loss)”.

During the nine month ended March 31, 2007, the company was mainly organized in one segment. During the nine months ended March 31, 2008, the Company was organized into two main business segments: fertilizer production (Techteam) and agricultural product sales (Jintai).

Item 3. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Tao Li.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Huan Chen.

32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mr. Tao Li and Mr. Huan Chen.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: May 15, 2008

CHINA GREEN AGRICULTURE, INC.

By:	/s/ Tao Li
Tao Li President and Chief Executive Officer (principal executive officer)

By:	/s/ Huan Chen
Huan Chen Chief Financial Officer (principal financial officer and accounting officer)