Form 10-K
period 2008-06-30
China Green Agriculture, Inc.
filed 2008-09-26
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 000-18606

CHINA GREEN AGRICULTURE, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor, Borough A, Block A. No.181, South Taibai Road, Xi’an, Shaanxi Province,
People’s Republic of China 710065
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number:  +86-29-88266368

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the Over the Counter Bulletin Board on September 25, 2008 was approximately $36,865,622. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on September 25, 2008 was 18,381,702.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED JUNE 30, 2008

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements". Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors including matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of September 25, 2008, US $1.00 = 6.82135 yuan (or 1 yuan = US$ 0.14660).

The "Company", "we," "us," "our," and the "Registrant" refer to (i) China Green Agriculture, Inc. (“Green Nevada”, formerly known as Discovery Technologies, Inc.), a corporation incorporated in the State of Nevada;(ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); and (vi) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Techteam in the PRC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our History

We, through Techteam and Jintai, our indirectly wholly owned subsidiaries, research, develop, manufacture and distribute humic acid organic liquid compound fertilizer in 27 provinces in China. Humic acid is an essential natural, organic ingredient for a balanced, fertile soil, and it is one of the major constituents of organic matter. Techteam has one of the most advanced automated humic acid production lines in China. It has a multi-tiered line of 119 fertilizer products. We believe that we are one of the top producers and suppliers of humic acid organic liquid compound fertilizer in China with an annual production capacity of approximately 10,000 metric tons currently. All of our humic acid fertilizer products are certified by the PRC government as green products for growing Grade AA “Green” foods.

Techteam’s wholly owned subsidiary, Jintai, was formed for researching and developing humic acid fertilizers. In the process of testing Techteam’s fertilizers, it produces agricultural products including top-grade flowers, vegetables, and colored seedlings which are sold to middle and high end consumers across China.

The Company was incorporated under the laws of the state of Kansas on February 6, 1987 under the name Videophone, Inc. The Company had no operations from December 1996 to December 2007. In October 2007, the Company was reincorporated in the state of Nevada, and, on December 26, 2007, acquired all of the issued and outstanding capital stock of Green New Jersey which owns 100% of the capital stock of Techteam through a share exchange in which the Company issued an aggregate of 10,770,668 shares of common stock, par value $.001 per share to the three shareholders of Green New Jersey in exchange for 100% of the issued and outstanding shares of Green New Jersey’s capital stock (the “Share Exchange”). As a result of the Share Exchange, the Company owns 100% of Green New Jersey which is a holding company for Techteam.

The Share Exchange occurred simultaneous with a private placement on December 26, 2007, in which the company sold 6,313,616 shares of the Company’s common stock to 31 accredited investors (the “Investors”) for a purchase price of $20,519,255 (the “Private Placement”).

After the acquisition of Green New Jersey, the Company changed its name to China Green Agriculture, Inc., effective February 5, 2008. The trading symbol changed from DCOV.OB to CGAG.OB on the same day.

Our current corporate structure is set forth in the following diagram:

Business Operations

Overview

We have two business segments: (i) the research, development, production and distribution of humic acid organic liquid compound fertilizer; and (ii) the development, production and distribution of agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. The fertilizer business is our main business which generated 83% and 88% of our total revenues in the fiscal year ended June 30, 2008 and June 30, 2007, respectively.

Our business is conducted through our indirect wholly-owned PRC based operating subsidiaries, Techteam (for the fertilizer business) and Jintai (for the agricultural products business). Jintai is wholly owned by Techteam.

Our humic acid organic liquid compound fertilizers contain humic acid as one of their major ingredients and our products are certified as Green Food Production Material by the China Green Food Development Center. We developed thirteen new types of fertilizers during the fiscal year ended June 30, 2008.

We distribute our fertilizer products through 480 distributors in 27 provinces in the PRC.

Principal Products and Services

Fertilizer Products

We believe that TechTeam has one of the most advanced automated humic acid production lines in China. Humic acid is a complex natural, organic ingredient that is essential for a balanced, fertile soil. It is one of the major constituents of organic matter in fertile soil, making a vital contribution to the quality of the soil’s composition. When plant or animal matter decomposes, it naturally turns into a form of humic acid-rich material, such as peat, lignite or weathered coal.

Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution.) which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process holds the nutrients in the soil solution and prevents them from leaching and prevents runoff. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilizing soils. The regular use of humic acid organic liquid compound fertilizer can reduce the use of fertilizer, insecticide, herbicide and water by 50% or more. This mechanism is important to environmental protection, because it can prevent contamination of water sources caused by runoff.

In nature, humic acid improves soil structure and aeration, nutrient absorption, water retention. It also increases soil’s buffering capacity against fluctuations in pH levels, and reduces soil crusting and erosion problems from wind and water as well as radical toxic pollutants. Humic acid promotes the development of root systems, seed germination, overall plant development. It also enhances health, resistance to stress and overall appearance of plants. We believe that there is no synthetic material currently known to match humic acid's effectiveness and versatility.

The pure humic acid used in TechTeam’s fertilizer is distilled and extracted from weathered coal by way of alkaline digestion and acid recrystallization. Our products are dark brown to black in color, and principally used as a foliar fertilizer (a liquid, water soluble fertilizer applied to a plant’s foliage by a fine spray so that the plant can absorb the nutrients through its leaves), or sprayed directly on soil or injected into the irrigation systems. Benefits of using TechTeam’s products are to stimulate growth, yield, and protect plants from drought, disease and temperature damage while improving soil structure and enhancing soil fertility. TechTeam has a multi-tiered product line which offers 119 products, covering three product categories: Broad Spectrum Fertilizers for general use, Functional Fertilizers for the enhancement of certain characteristics and Tailored Fertilizers for very specific crops; which accounted for 15.8%, 48.3% and 35.9% of our total revenues from fertilizer products, respectively for the fiscal year ended June 30, 2008.

During the fiscal year ended June 30, 2008, we earned approximately $18,658,425 in gross revenues from our fertilizer products, or 83% of our total revenues.

Agricultural Products

Jintai, Techteam’s wholly owned subsidiary, was formed for the research and development of humic acid fertilizers produced by Techteam. In the process of testing Techteam’s fertilizers, it produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. Jintai produces the following categories of products:

Top-grade flowers: including principally, faber cymbidium and phalaenopsis. Those two kinds of flowers are mainly distributed to the middle and high end consumers in Shaanxi Province and its adjacent areas. Their seedlings are distributed across the country, especially the southern regions of China.

Green vegetables and fruits: including, principally, Holland cucumbers, sweet and colored pimientos and eggplant and Japanese watermelons which are distributed to middle and high-end consumers in Shaanxi Province, especially in Xi’an city.

Multicolored seedlings: including, principally, photinia serrulata which are distributed to customers across China.

During the fiscal year ended June 30, 2008, we earned approximately $3,946,293 in gross revenues from our agricultural products, or 17% of our total revenues.

Manufacturing Process

Our production procedure is scientifically designed and our automated production line and strict quality control system ensures consistent high quality. Our fully-automated production line is run by a central control system and only needs the input of control technicians. The machinery and vats for the line are supplied by a local medical machinery manufacturer and the automated control systems were developed by us. Our access rights management system ensures that our proprietary ingredient mixes are protected at all times. Also, by linking our computer server with the electronic scales on each of the material input bins, the exact quantity of each element is delivered every time, thus maintaining quality and reducing waste.

Our factory occupies approximately 47,000 square meters of land. The production facility is housed in a 6,427 square meter building. This facility contains a total of 21 vats, 9 of which have a volume of 8 metric tons (1,000 kg), 2 with a volume of 12 metric tons, 8 with volume of 2 metric tons and 2 with volume of 1 metric ton. Eleven employees are dedicated to production.

We have been constructing new production facilities in order to increase fertilizer production capacity from 10,000 tons per annum to 50,000 tons per annum. As of the date of this report, we have completed the foundation for the new facilities and are currently constructing the main building of 13,803 square meters. We have also finalized contracts for the purchase and installation of equipment that will be used in the manufacturing facility, including dryers, mixers and reactors, for $4.67 million. All the equipment were custom ordered from a third party medical machinery manufacturer to function in accordance with our proprietary automated control system, allowing us to manufacture high grade, high quality fertilizer products.

Raw Materials and Suppliers

Fertilizer Products

Among all the three materials that can be utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as our principal raw material because it is abundant and relatively cheap (about $50/metric ton). Although there are numerous weathered coal suppliers available to us, to date, we have been using, as our sole supplier Lupoling Coal Mine Industry and Trade Company of Jinzhong City located in the Shaanxi Province (“Lupoling”) because of the high quality weathered coal it provides and its closeness in location. We utilize spectral analysis technology to select the raw material with the best quality, and we have specially trained buyers to make sure that the quality and consistency of the raw materials are maintained.

In addition to weathered coal, we also use up to 60 different components in our production process, all of which can be readily obtained from numerous sources in local markets.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is purchased from 3 to 4 manufacturers. These materials are readily available.

Agricultural Products

The maternal plants of our top-grade flowers and multicolored seedlings are mainly planted and cultivated in our research and development center maintained by Jintai. We purchase the seeds of green vegetables and fruits from the agents who import them. We apply fertilizers produced to those products.

Inventory

For our fertilizer products, our efficient production methods allow for low inventory levels, which are typically less than one week’s finished stock, with the majority of orders being shipped directly to the client after production. We typically carry an inventory of six months of weathered coal.

For our agricultural products, we carry a significant amount of inventory because we need a significant amount of agricultural products to serve as our research and development base for our fertilizer research and development.

As of June 30, 2008, we have $368,444 in inventory for our fertilizer products and $4,451,634 in inventory for our agricultural products.

Industry and Principal Markets

Market

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 27 provinces in the PRC. The leading five provinces based on revenues for the fiscal year ended June 30, 2008 were Heilongjiang (9.53%), Shandong (7.55%), Anhui (6.71%), Xinjiang (6.52%), and Henan (6.51%). The geographically diverse distribution protects our leading national market position from regional competitors. Our agricultural products are distributed to the middle and high-end consumers all over China.

We utilize a multi-tiered product strategy which allows us to tailor our products to different needs and preferences of the different geographic regions across China with different climate and soil conditions which grow different crops with varied needs for fertilizers. For example, in Southern and Eastern China, farmers are able to grow high margin crops such as fruit and seasonal vegetables where climate and rainfall condition permits. Therefore, they can gain more return on investment from using more expensive and specialized fertilizers. In the Northwest areas, however, where farmers’ low profit margin crops prevent them from investing too much in fertilizer and therefore, we market a broader spectrum, low-cost fertilizer in that area.

We produce and sell approximately 10,000 metric tons of organic fertilizer products per year. Our fertilizers are very concentrated liquids which generally require an application of approximately 120 milliliter (“ml”) per mu (1 mu = .165 acres).

Our research and development capabilities, described more fully below, allow us to develop products that are tailored to farmers’ specific needs in different regions, different crops, humidity, weather and soil conditions that require special fertilizers. For example, our “Red Medlar” product is specially designed for medlar (a small, brown, apple like fruit, hard and bitter when ripe and eaten only when partly decayed) in the Ningxia Autonomous Region. This product can effectively increase medlar yield and protect it from foliar disease (the most common culprit for decreased yields of medlar) and at the same time increase the quality of the fruit.

Trend

China is both the world’s largest manufacturer and consumer of fertilizer. As of 2005, Chinese fertilizer accounted for 33% of the total world output and 35% of the total world consumption (Source: China National Agricultural Means of Production Circulation Association). Fertilizers can be organic (composed of organic matter), or inorganic (made of simple, inorganic chemicals or minerals). Inorganic fertilizers or chemical fertilizers generally may lead to ecosystem degradation. Organic compound fertilizer comprises a balance of both organic and inorganic substances, thereby combining the speedy effectiveness of chemical fertilizers with the environmental benefits of the organic fertilizers.

Due to shrinking arable land in China with a rapidly growing population and various environmental concerns, we believe a greater emphasis will be put on the development of organic compound fertilizers in the future.

Today, with the rapid growth of PRC's economy and per capita income, people have become more health conscious. As a result, there is a growing market demand for Green food products. Fruits and vegetables labeled as Green are generally available in supermarkets throughout the PRC and are typically sold at higher prices.

According to the Journal of Organic Systems, a scientific journal particular to organic systems published by a group of professors in Australia and New Zealand, China may be at the onset of an organic agriculture revolution. From 2000 to 2006, China has moved from 45th to second position in the world in number of hectares under organic management. China now has more land under organic horticulture than any other country. In the year 2005/2006, China added 12% to the world's organic area. This accounted for 63% of the world's annual increase in organic land, and China now has 11% of the world's organically managed land.

All of our fertilizer products are certified by the PRC government as Green products for growing Grade AA “Green” foods. Green food certified by the China Green Food Research Center can be divided into 2 groups: grade A (allowed to use certain amount of chemical materials) and Grade AA (containing little or no chemical materials - also know as organic food). Our humic acid organic liquid compound fertilizer products have quickly gained market share and general acceptance due to their high, consistent quality and tailored advantages. We believe that we are one of the top producers and suppliers of humic acid organic liquid compound fertilizer in the PRC with an annual production capacity of 10,000 metric tons (1 metric ton=1,000kg). We currently produce a total of 119 different organic fertilizer products.

Marketing

Our sales staff is trained to closely work with distributors and customers, providing professional advice on customizing our products to the customers’ needs and offering extensive customer support. In addition, our sales staff educates and informs our customers by organizing training courses about agricultural techniques that are offered to the public on a regular basis.

We have a team of five marketing personnel in our principal office who collect and analyze marketing data from across the 27 provinces. By industry norms, we believe that our product development cycle of 3 to 9 months is relatively short. Because we collected information that includes the growth records of a variety of plants cultivated in different soil and climate conditions and feedbacks from our end users, we are able to conduct nationwide market analysis, ascertain new product needs, estimate demand and customer demographics and develop new products that are tailored to current market needs.

Although we utilize television advertisements and mass media, the majority of our marketing efforts are conducted through joint activities with our distributors. Through our distributors, TechTeam has contracted approximately 120 local personnel. Those local personnel conduct on-site marketing activities using pamphlets, brochures and posters at the point of sale outlets and provide after sales services. TechTeam employs 107 marketing personnel (including the five data collection staff we referred to in the paragraph immediately above). Our staff works with and trains distributors and retail clients through lectures and interactive meetings. Our staff emphasizes the technological components of our products to help end users understand the differences in products and how to use them. Word-of-mouth advertising and sample trials of new products in new areas are also an essential component of our marketing efforts. Also, we have set up nation-wide hotlines to answer customer questions and have constructed an SMS text message platform to have real-time interaction with farmers. We have recently commenced the use of the SMS platform which is currently available only in certain areas.

Our best selling fertilizers, which also have top sales volumes in the fiscal year ended June 30, 2008, are listed below:

Product Name	Quantity sold in FY’08 (Unit: metric ton)	Unit Price (US$ Per Ton)
1x20x250ml Gua Guo Peng Da Xing	625	2,315
100ml Jin Jia	593	2,348
1x20x250ml Guang Pu	469	2,399
1x200x25ml Da Kuai Tou	392	2,443
1x20x250ml Shenggen Zhuangmiao	310	2,414

Revenues

Products

Roughly 20 million farmers in the PRC are using our products. We produced and sold approximately 10,000 metric tons of our fertilizer products for the fiscal year ended June 30, 2008.

The Chinese fertilizer market is generally a commoditized industry. We use our multi-tiered branding strategy to target different market segments with tailored products. Currently, “JINONG” is our high end product, “ZHIMEIZI,” “LEPUSHI” and “LIBANGNONG” are our middle tier products and “WEIYINONG” is our lower tier product. The JINONG line has a total of 73 products, and accounted for approximately 70.8% of our sales revenue and 45.6% of our net income, respectively, for the fiscal year ended June 30, 2008.

Geographical Areas

We have developed more than 119 different fertilizer products. The leading five provinces by revenue for the fiscal year ended June 30, 2008 are Henan, Shandong, Heilongjiang, Anhui and Guangdong.

We also manufacture and export our humic acid organic liquid compound fertilizer to some foreign countries, including India, Ecuador, Pakistan and Lebanon through contracted distributors. Total revenues from exported products currently account for approximately 1% of TechTeam’s sales revenue. We anticipate that this amount can increase significantly as we have recently contracted with foreign distributors to sell our products.

Seasonality

Normally, our peak selling season for our fertilizer products are from March through October. As such, we experience seasonal variations in our revenues and our operating costs. Periods of cold weather may delay the application of the fertilizer, or render it unnecessary thereby reducing demand for our products. During the fiscal year ended June 30, 2008, approximately 71% of our annual fertilizer sales volume came from the first quarter (summer) and the fourth quarter (spring), when demand for our fertilizer products typically peaks during planting season and prior to harvest. We plan to develop our customer base in southern China such as Hainan province, which has a warm winter to mitigate the seasonal variations in our future revenues. The peak season for our agricultural products is from July to December, which generated approximately $2.7 million for the fiscal year ended June 30, 2008. The non-peak season for our agricultural products is from January to June with $1.2 million in revenue for the fiscal year ended June 30, 2008. The seasonally variation on the sales of our agricultural products was attributable to the nature of the plants: the first half of a calendar year is usually the planting season while the second half of a calendar year is usually the fruiting season.

Distribution, Sales Network, Customers

Fertilizer Products

Fertilizer product market is highly fragmented. Our strategy is to set up our own sales network by establishing our distribution through strategic relationships with distributors, who distribute our products to wholesalers and retailers, and ultimately, the end users.

Currently, we sell our products through a carefully constructed network of about 480 regional distributors covering 27 provinces in China. We developed approximately 80 new distributors during the fiscal year ended June 30, 2008 and terminated approximately 50 distributors based on our evaluation of their performance.

The distributors sell our products to the smaller, local wholesale and retail outlets who then sell to the end users (typically farmers). We do not grant provincial or regional exclusivity because there is currently no single distributor sufficiently strong enough to warrant exclusivity. We enter into non-exclusive written distribution agreements with chosen distributors who demonstrate their ability in local business experience and sufficient regional sales networks. The distribution agreements do not dictate distribution quantity because changes in local market condition and weather changes can dramatically affect sales quotas.

We have established representative offices and sales outlets in Beijing, Tianjin, Shanghai and Chongqing with each office having three to four representatives. These regional offices allow us to more effectively coordinate national sales and marketing teams. In addition, our sales department works closely with distributors in various provinces to promote our products, maintain our profile and to continue to cultivate relationships.

For the fiscal year ended June 30, 2008, sales through our top 10 distributors accounted for approximately 8.76% of our annual revenue, with the highest proportion of sales that any one customer represented accounting for approximately 1.09% of sales revenue. As we do not have a significant concentration of customers, we believe that the loss of any one customer would not have any significant effect on our business.

As of June 30, 2008, we have a backlog orders in the amount of $230,000 while we had $170,000 in backlog orders as of June 30, 2007.

Agricultural Products

We distribute our agricultural products as follows: The top-grade flowers are mainly distributed through our fertilizer distribution network; the green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an City while our multicolored seedlings are distributed to the seedling centers and planting companies in China with which we have had long term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products in the fiscal 2008. They generated approximately 40.4% revenues of the total revenues of our agricultural products.

Ranking	Customer Names	Revenues (US$)	Percent in total Revenues of our Agricultural Products
1	Taiyuan Yuanlong Lvhua	380,089	9.63%
2	Chengdu Huadu Yuanyi	345,130	8.75%
3	Luxian Lvfeng Zhongzhichang	342,464	8.68%
4	Xianyang Qindu Nonglin Keji	271,975	6.89%
5	Yulin Tailong Yuanlin	254,046	6.44%
Total		1,593,703	40.39%

Research and Development

We conduct our research and development activities through our wholly owned subsidiary Jiantai through which we also sell high quality flowers and green vegetables and fruits which are grown in our research greenhouses to airlines, hotels and restaurants. We own a 137,000 square meter research and development facility. The functions of the green research and development facility are two-fold: (i) it provides testing and experimental data collection base for the function and feature of the new fertilizer products by imitating the various growing conditions and stages or cycle for a variety of plants, such as flowers, vegetables and seedlings which the fertilizers apply on and (ii) such plants themselves can be sold to the customers and generate sales. Our research and development capabilities allow us to develop products that are tailored to farmers’ specific needs in different regions, different crops, humidity, weather and soil conditions that require special fertilizers.

In January 2007, we invested approximately $10 million to purchase and construct an advanced intelligent greenhouse to serve as our research and development base. We believe it has quickly become one of the leading green fertilizer research facilities in China. Flowers, fruits and vegetables that are grown for experimental testing of TechTeam’s humic acid organic liquid compound fertilizers in the greenhouses are of high quality and value and are sold to local supermarkets and airline companies. We sold approximately $3,946,293 of these products during the fiscal 2008. We believe these sales, which make our research and development facility a profit center, provide us with a significant strategic advantage.

New Product Development Process

Quickly developing new products and reducing the product development cycles are the principal purposes of our research and development facilities. There are eight distinct phases in our fertilizer products development cycle:

1.  Market Research: Front line staff continually collects new field data relating to changes in market demand such as new product market size, price sensitivity and competition.

2.  Feasibility Study Report: A team of five staff members correlate the data from across China and compile a written feasibility study report on the basis of the information collected detailing the product, expected market size, pricing, segmentation, competition.

3.  Research and Development Budget: A budget is calculated for the potential revenue and cost of developing the new product.

4.  Research and Development Approval: The budget report is presented for the CEO’s approval.

5.  Laboratory Sample and Test: Samples are made and tested in the laboratory using advanced spectral analysis equipment.

6.  Field Experiments: Field experiments are carried out, usually in the greenhouse.

7.  Trial Sales.

8.  Mass Production.

New Products

With our strong and advanced research and development, we have developed more than 119 products and continue to develop new products.

During the fiscal year of 2008, the following five new products were developed, which contributed $2,917,115 to the increase of our sales revenue for that period:

1.  Guokangmei Green Nutriment Fertilizer: Supplies nutrients to strengthen and enhance fruit size and sugar content.

2.  Jinong Zhuangshi: Balances the nutrients, stimulates the activity of plant enzymes and improves the quality and accelerates the growth of plants. Compared to Zhuangshi, developed in fiscal year 2007, Jinong Zhuangshi has strong potential in a large number of elements, trace elements and humic acid on the basis of adding two types of plant growth regulators, and it has a quicker potential effect.

3.  Libangnong Humic Acid Potassium Fertilizer (Broad Spectrum Type): Supplies potassium for the plants to improve the quality, and increase the vitamin and sugar content. It is more advanced than Libangnong Potassium fertilizer in the previous year, because the newer product mostly maintains a neutral PH value, which enables a better function when it’s combined with other pesticides.

4.  Zhimeizi Organic Liquid Compound Fertilizer: Meet the overall needs of plants for nitrogen, phosphor, and potassium efficiently, effectively and lastingly. Compared to Zhimeizi of previous year, the newly developed product contains a higher proportion of HA and organic contents, which are more than 40 g/L.

5.  Yichongwang No.1: Used through irrigation to stimulate seed germination and viability, and root respiration and formation.

6. Suxiao Chongshifei (Quick-impact fertilizer): Promotes the rapid growth of crops, raising output.

7. Boron Fertilizer: Promotes flowering and enhances flowering fruit setting rates.

8. Calcium-rich Fertilizer: Prevents calcium deficiency caused by diseases.

9. Potassium-calcium Anti-cracking fertilizer: Prevents cracking of fruit and promotes coloring.

10. Yuzhuang: Prevents the excessive growth of corn.

11. Wangting: Prevents the excessive growth of peanuts and soybeans.

12. Yelvbao: Adds trace elements to prevent the yellow disease, lobular disease, and other physiological diseases.

13. Libangnong: Adds nutrients to accelerate growth, increases production of crops

In addition to developing new humic acid organic fertilizer products, we are carrying out some projects to develop derivatives from humic acid; examples are humic acid liquid film mulch and humic acid sodium fodder additives. Also, some soil-less seeding and breeding of colored-leaf plants, rare-flowers and new species of fruits and vegetables are in the research stages.

Intellectual Property

Techteam is the holder of the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Registration Number	Valid Term

Jinong (“Farmers’ Helper”)	No. 1357523 No. 3906984	01/28/2000—01/27/2010 05/07/2007—05/06/2017

Zhimeizi (“Make Plants Grow with Luster”)	No. 3724882	07/21/2005—07/20/2015

Lepushi (“Make Farming Pleasant”)	No. 3724883	10/21/2005—10/20/2015

Techteam is in the process of applying for the following trademark:

Trademark	Application Type	Application Number	Application Receipt Date(as evidence from Trademark Office’s Acknowledgment Receipt)

Libangnong (“Farmer’s Mighty Helper”)	Type 5 – for the application to pesticide and other chemical products	6253154	10/17/2007

	Type 1 – for the application to fertilizer and other chemical products	6253155	10/17/2007

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the trademark law of the PRC, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Techteam has also applied for two patents: one for a fertilizer formulation and one for our proprietary production line and manufacturing processes.

In addition to trademark and patent protection law in China, we also rely on contractual confidentiality provisions to protect our intellectual property rights and brand. Our research and development personnel and executive officers are subject to confidentiality agreements to keep our proprietary information confidential. In addition, they are subject to a covenant not to compete following the termination of employment with our Company and they agree that any work product belongs to our Company. We also take the further steps of limiting the number of people involved in production and, instead of making available lists of ingredients in fertilizers to production employees, we refer to them by numbers.

Competition

Fertilizer Products

The Chinese fertilizer industry is highly fragmented. In 2005, there were approximately 1,924 manufacturers, of which approximately 80% were small local, regional manufacturers (Source: Chinese Fertilizer Net). Currently, our competitors are numerous small-sized local manufacturers, 3-4 larger national competitors, such as China Agritech, Inc., Qiqihaer Fuer Agriculture Co., Ltd., a company located at Heilongjiang Province in the PRC, Heze Exploitation Region Caozhou Chamurgy Co., Ltd. and Guangxi Beihai Penshibao Co., Ltd. and 2-3 international companies.

Small competitors are generally amino acid compound fertilizer producers, who are very price competitive. The smaller companies, however, tend to lack sufficient quality control or process control technologies which lead to inconsistent quality.

The Chinese fertilizer market has been fully opened to foreign companies since December 2006, the time of China’s entry into the World Trade Organization. Accordingly, the PRC government has increased its fertilizer import quota and reduced the import tariffs on foreign fertilizer to 1% since January 2007; however, foreign fertilizers are generally more expensive than domestic fertilizers and they may lack the advantage in getting their products localized.

Agricultural Products

Top-grade flowers: (1) flowers: Our main competitors in Xi'an city and its surrounding regions are Western Lanhua Company, Ningdong Branch of State Forestry Administration and Sanbao Horticultural Company. Management believes that our flower products have comparative advantages in terms of the advanced technologies they are based on, the superior species of the seedlings we select and the efficiency and stability of our products; (2) Flower seedlings. The main competitors of nationwide market are Tianjin Goods Company, Shanghai Crystal Company, Beijing Sanyi Company, Jinri Company in Guangdong province and Yunnan QianHui Company. Our management believes that the qualities of our flower seedlings are superior and the performance of the seedlings is stable. In addition, unlike most of our competitors who are in lack of the comprehensive greenhouse facilities, our flower seedlings can be supplied all year long and not limited to the change of season.

Green Vegetables and Fruits: Our competitors are mainly the vegetable planting centers and planters in Shaanxi, Shangdong and Gansu provinces that produce vegetables such as cucumbers and peppers. Our selling point, which distinguishes us from other competitors is our Techteam Green Garden for pollution-free green vegetables and fruits. We apply our green fertilizer to our vegetables and fruits and the middle and high end consumers recognize the advantages on that.

Multicolored Seedlings: Our main competitors are Zhejiang Senhe Company and Jiangsu Xiaoshan Zhongtian Technology Company. Our multicolored seedlings, mainly, red photinia serrulata is pure in species. We offer a fair market price with quality plants that have higher survival rates.

Competitive Position

Our competitive position can be described in the following five aspects for our fertilizer products:

1. Nation-wide sales network

In this highly fragmented market, we were able to set up our own distribution channels with private distributors and link them together. We have over 480 distributors nation-wide across 27 provinces which sell its products to retail stores scattered in villages and townships across China. Our distribution system and sales network is one of the largest in the humic acid fertilizer products industry in China. Most of our competitors, including those larger competitors, do not have a sales team as large as ours which specializes in the sale of humic acid fertilizer products; however, certain of our larger competitors have better access in certain local markets due to years of cooperation they have had with particular local distributors. Despite of our existing wide sales network, we lack of full coverage in certain cities and counties. We are continuing to expand our sales network coverage to cover more areas where we have distributors and also expand our distribution to new areas.

2. Strong Research and Development

Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based at our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. As a result, 60%-70% of TechTeam’s experimental work can be done in the greenhouse, thereby speeding up product development cycles, and cutting costs without sacrificing accuracy of results. During the fiscal year ended June 30, 2008, we generated approximately $3,946,293 revenue from our research and development base (i.e. from the sale of Jintai’s agricultural products) and we anticipate that this source of revenue can grow in the future. For more information on our research and development activities, please refer to “Research and Development; Growth Strategy” of this annual report. We believe that our greenhouse facility is in the leading position among our competitors including larger competitors; however, our larger competitors may have better understanding in certain local markets where they have developed over the years and have specifically formulated fertilizers for local plant, soil and climate conditions. We are trying to diversify our fertilizers to benefit a wider range of plants.

3. Well-known Brand

TechTeam believes that its customers’ purchasing decisions are often based on strong brand recognition. We are well recognized by end users in our specialty humic acid fertilizers; however, certain large international fertilizer producers and traders who import fertilizers to China, such as Cuikang of Cuikang (Hong Kong) Co., Ltd., a distributor for a British fertilizer company, Yara Phosyn Ltd, PRC have strong brand recognition and domestic customers generally perceive the quality of the imported products as higher or more stable than fertilizers currently produced in China.

4. Automated Production Line and Process

All of our major production procedures are controlled by a centralized computer system that can only be accessed by authorized personnel as programmed by such system, and our 47,000 square meter production facility’s production line is fully automated. Our automated systems ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each of the material input bins. In addition, spectral analysis is used to accurately check the composition of materials. Management believes that our automated production line is one of the few advanced lines in our industry. We are applying for patent protection for our proprietary production line; however our large competitors may have production lines with larger production capacity than ours. Our existing production capacity may not match the market demand in peak season and we are constructing a new production line with an annual capacity of 40,000 metric tons to expand our production capacity.

5. Customer Support

We have contracted with more than 120 local sales people through our distributors to do on-site marketing for our products. The sales personnel speak local dialects and are familiar with local farmers’ needs. We have district managers, with each responsible for all the marketing personnel and services in each region. We believe our strong on-site marketing team with emphasis on after-sale services separates us from our competitors, including larger competitors.

Please refer to our description under “Competition - Agricultural Products” for analysis for competitive position for our agricultural products.

Employees

TechTeam has 145 full-time employees. Of that amount, 27 are in administration, finance and research and development, 11 in production and 107 in marketing and sales. Jintai has 40 full-time employees, among whom 15 are in research and development, 7 in management and administration and 23 in technology and marketing. Jintai also has approximately an average of 100 temporary employees per year.

“Green” Certification

All of our fertilizer products are certified by the PRC government as green products for growing Grade AA “Green” foods. Green foods certified by the China Green Food Development Center can be divided into 2 groups: Grade A (allowed to use certain amount of chemical materials) and Grade AA (containing little or no chemical materials - also know as organic foods). A green certification is valid for one year and renewable with an application within 90 days prior to the expiration. Our certification was issued on October 1, 2007 and will expire on September 30, 2008. We are applying for an extension now.

Government Regulation

Our products and services are subject to regulation by governmental agencies in the PRC and Shaanxi Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include:

Operating license

Our operating license enables us to undertake research and development, production, sales and services of humic acid liquid fertilizer, sales of pesticides, and export and import of products, technology and equipment. The registration No. is 6100001020488, and it is valid from March 7, 2006 through March 6, 2010. Once the term has expired, the license is renewable.

Fertilizer Registration

Fertilizer registration is required for the production of liquid fertilizer and issued by the Ministry of Agriculture of the PRC. The registration numbers are: Agriculture Fertilizer No. 467, (2004) No. 0079, No. 1083, No. 1084 and No. 1085. The term of a fertilizer registration certificate is five years. Fertilizer registration is renewable.

Registration No.	Trademark	Product Name	Main Technique Index	Certificate Issuance Date	Expiration Date
No. 079	Ji Nong	Yi Chong Wang Yi Hao	N+P2O5+K2O≥150g/l;Humic Acid≥20 g/l	12/31/2004.	12/ 30/2009
No. 1085	Ji Nong	Ji Nong	Fe+Mn+Zn+B+Mo≥20 g/l; Amino acid ≥100 g/l	04/23/2008	04/22/2013
No. 1083	Ji Nong	Ji Nong	N+P2O5+K2O≥200g/l;Humic Acid≥40 g/l	04/23/2003	04/22/2013
No. 1084	Ji Nong	Ji Nong	N+P2O5+K2O≥350g/l;Humic Acid≥30 g/l	04/23/2003	04/22/2013
No. 467	Ji Nong	Ji Nong	N+P2O5+K2O≥23g/l;Humic Acid≥80g/l Cu+Fe+Mn+Zn+B+Mo≥60 g/l	04/23/2003	04/22/2013

ITEM 2. PROPERTIES

Principal Office and Manufacturing Facilities

Our principal executive offices are located at 3rd floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi province, PRC, 710065. The office space is approximately 800 square meters in area. It was leased from the Group Company, which is controlled by Mr. Li, our Chairman, President and CEO, for a term of five years from January 2008 at the annual rent of $19,266, at the market rate in that area.

We own a factory in Yang Ling Agriculture High-tech Demonstration Zone, situated in No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC, 712100. The factory occupies an aggregate of approximately 47,081 square meters of land and contains our production lines, office buildings, warehouses and research laboratories. The office buildings of 340 square meters were leased from the Group Company, which is controlled by Mr. Li, our Chairman, President and CEO, for a five-year term from July 1, 2007 at an annual rent of $4,091, at the market rate in that area. The production lines have a capacity of 10,000 tons of fertilizer per annum. As we plan to expand our production capacity, we are constructing a new 40,000 ton capacity production line on the same premise of our existing facility by using approximately $13,797,000 from the Private Placement. We anticipate that our new production lines can commence trial production in March 2009.

TechTeam’s wholly owned subsidiary, Jintai, is located in Caotan Modern Agriculture Development Zone in the northern suburb area of Xi’an. Jintai has nine intelligent greenhouses and six affiliated buildings, occupying a total area of approximately 137,000 square meters. We plan to construct more research and development facilities by using $1,031,742 from our Private Placement in 2007. There is a mortgage on the Jintai buildings as of June 30, 2008 for a loan of $2,188,502 with Xi’an City Commercial Bank in China. There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives.

Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We own the land use rights for the land on which our manufacturing facility is situated, which have a term of 50 years from 2001. There is a mortgage on the land use right as of June 30, 2008 for a loan of $2,188,502 with Xi’an City Commercial Bank in China. We lease the 137,000 square meters of land used for our research and development facility from Xi’an Jinong Hi-tech Agriculture Demonstration Zone for 10 years from January 2008 with an annual rent of approximately $13,690.

ITEM 3  LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us, Green New Jersey, TechTeam or Jintai, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2008 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 18,381,702 shares of which are outstanding as of September 22, 2008, and (ii) preferred stock, par value $.001 per share, of which no shares are outstanding. Our common stock was approved for quotation on the over-the-counter Bulletin Board on August 27, 2007. It is currently quoted on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol “CGAG”.

The following table sets forth the high and low bid prices, in the OTC-BB market, as reported and summarized by Quarterly Trade and Quote Summary Report ordered from (https://www.otcbb.com/secure_asp/tradeact_report_request.asp?type=tandqm), for each fiscal quarter during each of the fiscal years ended June 30, 2008. These prices are based on inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High		Low
09/30/2007	$0.00		$0.00
12/31/2007	$0.00		$0.00
03/31/2008	$25.75	(2)	$1.25	(2)
06/30/2008	$30.00	(2)	$3.00	(2)

(1)	Common Stock not listed, quoted or traded.
(2)	The High and Low are both recorded on low trading volumes.

Holders

As of September 22, 2008, there were approximately 666 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiary, Techteam, to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency.

Securities Authorized for Issuance Pursuant to Option Agreement

We currently do not have any formal equity compensation plans.

On January 31, 2008, our Board of Directors authorized the Company to grant each of the employees listed in the following table (the “Grantees”) an aggregate of 123,000 options to purchase our common stock (the “Options”). Such Options have a term of three years, and are exercisable at $3.25. On June 24, 2008, the Grantees exercised 76,500 options on a cashless basis for an aggregate of 67,685 shares of common stock.

Name	Number of Common Stock Underlying the Options	Number of Exercised Options

Yu Hao	30,000	20,000
Jie Ma	20,000	15,000
Xilong Wang	20,000	15,000
Ale Fan	6,000	3,000
Heng Song	6,000	3,000
Yufan Zhang	5,000	2,500
Jun Xu	5,000	2,500
Wanjiao Wang	5,000	2,500
Qiong Li	5,000	2,500
Zhi Li	5,000	2,500
Juan Liu	2,000	1,000
Lixiang Chen	2,000	1,000
Yingxia Ma	2,000	1,000
Yong Liu	2,000	1,000
Xiaoyan Huang	2,000	1,000
Yan Zhuang	2,000	1,000
Wei Pu	2,000	1,000
Mingli Wang	2,000	1,000
Total:	123,000	76,500

The following table sets forth the details of an aggregate of 75,000 our outstanding options granted to the directors and officers as of the date of this report. The options have a term of two years from the vesting dates.

Name of Grantee	Exercise Price	Number of Common Stock Underlying the Options	Grant Date	Vest Date
Yizhao Zhang	$6.00	3,000	4/8/2008	6/29/2008
		7,000	4/8/2008	7/1/2009 (1)
		10,000

Barry Raeburn	$6.00	7,500	4/8/2008	6/29/2008
		17,500	4/8/2008	7/1/2009(1)
		25,000

Huan Chen (2)	$6.00	12,000	4/23/2008	6/29/2008

Ying Yang	$4.00	28,000	9/10/2008	7/1/2009

Total:		75,000

(1)	If the position of director or officer is terminated prior to the vesting date, such unvested options will terminate immediately on the date of such termination.
(2)	Effective September 10, 2008, our former CFO, Mr. Huan Chen’s employment was terminated. Consequently, 28,000 unvested options were terminated effective September 10, 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

During the fiscal year ended June 30, 2008, on June 24, 2008, a total of 67,685 shares of common stock were issued as a result of the exercise of 76,500 options on a cashless basis to the employees of the Company. The shares of common stock issued upon exercise were issued in reliance on Section 4(2) under the Securities Act of 1933 and/or Regulation S.

On December 26, 2007, the Company issued an aggregate of 6,313,616 shares of common stock in the Private Placement. The shares of common stock were issued upon reliance on Regulation D and Section 4(2) under the Securities Act of 1933.

On December 26, 2007, in connection with the Redemption, as defined below, the Company issued 111,386 shares of common stock to Messrs Michael Friess and Sanford Schwartz, directors and officers of the Company prior to the Share Exchange. The issuance was in reliance on Section 4(2) under the Securities Act of 1933.

Issuer Purchases of Equity Securities.

Immediately prior to the Share Exchange, the Company redeemed 246,148 shares of common stock held by Messrs Michael Friess and Sanford Schwartz, directors and officers of the Company prior to the Share Exchange, for $550,000 (the “Redemption”).

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context indicates otherwise, as used in the following discussion, "Company”, "we,” "us,” and "our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”, formerly known as Discovery Technologies, Inc.), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); and (vi) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Techteam in the PRC.

Overview

We, through our wholly owned subsidiaries, Techteam and Jintai, have two business segments: (i) research, development, production and distribution of humic acid organic liquid compound fertilizer; and (ii) development, production and distribution of agricultural products, namely, top-grade fruits, vegetables, flowers and colored seedlings. The fertilizer business has been our main business which generated 83% and 88% of our total revenues in the fiscal years ended June 30, 2008 and June 30, 2007, respectively.

Fertilizers can be organic (composed of organic matter), or inorganic (made of simple, inorganic chemicals or minerals). Inorganic fertilizers or chemical fertilizers generally may lead to ecosystem degradation. Organic compound fertilizer comprises a balance of both organic and inorganic substances, thereby combining the speedy effectiveness of chemical fertilizers with the environmental benefits of the organic fertilizers.

We employ a multi-tiered product strategy in which we tailor our products to different needs and preferences of the different geographic regions across China. Each region has varying climate and soil conditions and grows different crops which require fertilizers which address local conditions. For example, in Southern and Eastern China, farmers are able to grow high margin crops such as fruits and seasonal vegetables where climate and rainfall permits, hence they can gain more return on investment from more expensive, specialized fertilizers, whereas in Northwest areas, farmers’ low profit margin crops disincentivize investment in fertilizer requiring that we market a more broad spectrum, low cost fertilizer.

Roughly 20 million farmers are using our products. We produced and sold approximately 10,677 and 8,358 metric tons of our fertilizer products for the fiscal years ended June 30, 2008 and June 30, 2007, respectively.

We have developed more than 119 different fertilizer products. The leading five provinces by revenue for the fiscal year ended June 30, 2008 are Heilongjiang, Shandong, Anhui, Xinjiang, and Henan.

We also export our humic acid organic liquid compound fertilizer to some foreign countries, including India, Ecuador, Pakistan and Lebanon through contracted distributors. Total revenues from exported products currently account for approximately 1% of our sales revenue.

We conduct our research and development activities through our wholly owned subsidiary, Jintai, through which we also sell high quality flowers, green vegetables and fruits to airlines, hotels and restaurants. Jintai has a 137,000 square meter research and development facility where it tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sale.

Recent Development

We are constructing new production facilities in order to increase our annual fertilizer production capacity from the current 10,000 metric tons to 50,000 metric tons by using approximately $13 million from the proceeds we received in the private placement consummated in December 2007. We anticipate our new production lines will commence trial production in March 2009, and we seek to commence actual production in August 2009.

Results of Operations

The following table shows the operating results of the Company on a consolidated basis for the fiscal years ended June 30, 2008 and June 30, 2007.

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2008	June 30, 2007
Net Sales	$22,604,719	$15,184,343
Cost of Goods Sold	9,792,856	6,598,606
Gross Profit	12,811,862	8,585,737
Selling Expenses	927,285	616,479
Operating and Administrative Expenses	2,567,661	395,207
Operating Income	9,316,917	7,574,051
Total Other Income (expense)	(845,916)	(360,297)
Income Before Income Taxes	8,471,001	7,213,754
Provision for Income Taxes	692,474	295,012
Net Income	7,778,527	6,918,742

Net Sales

Our net sales for the fiscal year ended June 30, 2008 were $22,604,719 (of which Techteam and Jintai contributed $18,658,426 and $3,946,293 respectively), an increase of $7,420,376, or 48.9%, from our net sales of $15,184,343 for the fiscal year ended June 30, 2007 (of which Techteam and Jintai contributed $13,330,626 and $1,853,716 respectively). This increase, which was offset by lower than anticipated sales during the fourth quarter resulting from an earthquake in Sichuan in May 2008 and a flood occurred in fourteen provinces in June 2008, was attributable to: (i) an increase in sales volume of existing products due to the expansion of our sales network with increased distributors and sales personnel in the fiscal year ended June 30, 2008; (ii) the launch of thirteen new fertilizer products which accounted for approximately 13% net sales for the fiscal year ended June 30, 2008; and (iii) the production of our greenhouse facility which contributed $3,946,293 in net sales in the fiscal year ended June 30, 2008. Jintai generated $1,853,716 in revenue for the fiscal year ended June 30, 2007.

Cost of Goods Sold

Cost of goods sold is primarily comprised of the cost of our raw materials and packaging materials, direct labor, manufacturing overhead expenses and inventory count loss. Our cost of goods sold for the fiscal year ended June 30, 2008 was $9,792,856 (of which Techteam and Jintai recorded $8,008,082 and $1,784,774, respectively), an increase of $3,194,250, or 48.4%, as compared to $6,598,606 for the fiscal year ended June 30, 2007. Cost of goods sold as a percentage of net sales was 43.3% and 43.5% for the fiscal years ended on June 30, 2008 and 2007, respectively. The increase in cost of goods sold was primarily due to the increase in our sales volume, as the cost of goods sold as a percentage of net sales for the fiscal year ended June 30, 2008 remained steady. Techteam’s cost of goods sold as a percentage of net sales for the fiscal year ended June 30, 2008 was 42.9%, whereas Jintai’s cost of goods sold as a percentage of net sales for the fiscal year ended June 30, 2008 was 45.2%.

Gross Profit

Our gross profit is equal to the difference between net sales and cost of goods sold. Our gross profit for the fiscal year ended June 30, 2008 was $12,811,862 (of which Techteam and Jintai contributed $10,650,343 and $2,161,519 respectively), an increase of $4,226,125, or 49.2%, compared to $8,585,737 in gross profit for the fiscal year ended June 30, 2007. The increase in gross profit was attributable to the increase in our net sales. Gross profit as a percentage of net sales was 56.7% (57.1% for Techteam and 54.8% for Jintai) for the fiscal year ended June 30, 2008, as compared to 56.5% for the fiscal year ended June 30, 2007. The gross profit margin remained at the similar level.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $927,285 (among which Techteam and Jintai incurred $880,416 and $46,868 respectively) for the fiscal year ended June 30, 2008 as compared to $616,479 for the fiscal year ended June 30, 2007, an increase of $310,806 or approximately 50%. The increase was primarily attributable to the increase of market promotion, salary of sales personnel and freight charges. In addition, the rise in China’s consumer price index, the main gauge of inflation, increased approximately 7.7% in May 2008 from the same month in the prior year. This led is to have higher costs for marketing and salaries.

Operating and Administrative Expenses

Our operating and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses. Operating and administrative expenses were $2,567,661 (among which Techteam and Jintai incurred $643,344 and $140,163 respectively) for the fiscal year ended June 30, 2008, as compared to $395,207 for the fiscal year ended June 30, 2007, an increase of $2,172,454. The increase of $1,784,154 included a one time charge of $662,279 in connection with the Share Exchange we consummated in December 26, 2007, $532,987 charges associated with our stock options grant to directors and management members, and approximately $588,000 professional services fees in connection with fulfilling our compliance obligations as a US public company, and the salaries of executive officers.

Total other expenses consisted of subsidy income from the government, interest income, interest expense and bank charges. Total other expenses for fiscal years ended June 30, 2008 and 2007 were $845,916 and $360,297, respectively. The $485,619 increase was mainly due to the accrual of $506,142 in liquidated damages associated with the Private Placement. The liquidated damages were triggered by the fact that our registration statement on Form S-1 was not declared effective by the Securities and Exchange Commission by May 24, 2008, the deadline set forth in the Registration Rights Agreement by and among the Investors in the Private Placement.

Operating Income

Our operating income was $9,316,917 (of which Techteam and Jintai generated $9,126,583 and $1,974,488 respectively) for the fiscal year ended June 30, 2008, as compared to $7,574,051 for the fiscal ended June 30, 2007, an increase of $1,742,866, or approximately 23%. The increase was primarily attributable to the increase in our sales of fertilizer products from Techteam and our agricultural products from Jintai.

Income Taxes

Techteam, our indirectly wholly owned operating subsidiary, incurred income tax expense of $692,474 for the fiscal year ended June 30, 2008 and $295,012 for the fiscal year ended June 30, 2007, representing an increase of $397,462, or 134.7%. The increase was due to the increased operating income.

Techteam is subject to preferable tax rate of 15% as a result of Techteam’s operation being classified as High-Tech project under the new Enterprise Income Tax Law (“EIT”) effective on January 1, 2008. Prior to that, Techteam enjoyed an income tax holiday from August 24, 2007, the date on which it was acquired by Green New Jersey until December 31, 2007 due to its status as a wholly foreign owned enterprise (“WFOE”) and the PRC regulations provided such tax incentive through December 31, 2007. Jintai is exempt from paying income tax for calendar year 2008 as it produces the products which fall into the tax exemption list set out in EIT. Such exemption lasts as long as the related EIT does not change.

Net Income

Net income for the fiscal year ended June 30, 2008 was $7,778,527, an increase of $859,785 from $6,918,742, or 12.4% compared with that of the fiscal year ended June 30, 2007. The increase was attributable to the increase in net sales as analyzed above.

Discussion of Segment Profitability Measures

Our business consists of two segments - the sale of fertilizer products through Techteam and the sale of agricultural products through Jintai. Each of the segments prepares its own quarterly or annual business plans with regard to marketing, research and development, production and sales along with financial budgets and allocation of resources. Then, each of the segments submits their proposed plan to the Company’s planning department which consists of personnel from finance department, who review and discuss it with the management team of each segment to ensure accuracy and feasibility of the plans. The Company’s CEO then receives the plans for final review and approval.

The Company also has a quarterly planning and monthly forecasting process to provide variation analysis to the annual plan. The process is subject to the same authorization process as the annual planning process.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $16,612,416. Our current assets were $25,026,275 and our current liabilities were $ 11,738,686 as of June 30, 2008, which resulted in a current ratio of approximately 2.13:1. Total stockholders' equity as of June 30, 2008 was $17,263,441.

Our management believes that the Company has sufficient cash, along with projected cash to be generated by the business of the Company to support its operations for the next twelve months.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended June 30
	2008	2007
Net cash provided by / (used in) operating activities	9,117,611	8,783,528
Net cash used in investing activities	(10,623,021)	(9,768,909)
Net cash provided by financing activities	17,258,183	1,018,301
Effect of exchange rate change on cash and cash equivalents	777,927	3,173
Net increase in cash and cash equivalents	16,530,700	36,093
Cash and cash equivalents, beginning balance	81,716	45,623
Cash and cash equivalents, ending balance	16,612,416	81,716

We have historically financed our operations and capital expenditures principally through bank loans, and cash provided by operations. On December 26, 2007, we raised a total of approximately $20,519,255 from a private placement. We intend to use the proceeds of the Private Placement to buy capital equipment, expand our production and facilities and construct a new production line for an annual production capacity of 40,000 metric tons. Thereafter our total production capacity shall achieve 50,000 metric tons per annum combining 10,000 metric tons from our existing production line.

Operating Activities

Net cash provided by operating activities was $9,117,611 for the fiscal year ended June 30, 2008, an increase of $334,083 from $8,783,528 of net cash provided by operating activities for the fiscal year ended June 30, 2007. The increase was mainly due to the revenue recognized from increased sales volume described above.

Investing Activities

Net cash used in investing activities in the fiscal year ended June 30, 2008 was $10,623,021, which was an increase of $854,112 from $9,768,909 for the fiscal year ended June 30, 2007, due to advances made for the new production line with an annual production capacity of 40,000 metric tons and the improvement of research and development facilities.

Financing Activities

On December 26, 2007, we sold 6,313,617 shares of our common stock to 31 accredited investors for $20,519,255 of gross proceeds in the Private Placement, or $18,602,723 in net proceeds.

Net cash provided by financing activities in the fiscal year ended June 30, 2008 totaled $17,258,183 as compared to $1,081,301 provided by financing activities for the corresponding period ended June 30, 2007. The increased $16,239,882 of the cash provided by financing activities was mainly attributable to our engagement in capital raising activities on December 26, 2007.

As of June 30, 2008, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date
Xi’an Commercial Bank Xincheng Branch	$2,188,502	Annual Interest Rate: 10.5825%, repaid on a monthly basis	Initial Due Date: 04/01/2008 Renewed Due Date: 04/01/2009
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	$554,421	Annual Interest Rate: 11.795%, repaid on a monthly basis	Initial Due Date: 09/16/2007 Renewed Due Date: 09/16/2009
Agriculture Bank Yanglingshifangqu Branch	$1,459,002	Annual Interest Rate: 9.71%, repaid on a monthly basis	Due Date: 12/28/2008
Total	$4,201,925

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Accounts Receivable

We had $3,590,552 accounts receivable as of June 30, 2008, compared to $1,885,351 as of June 30, 2007, an increase of $1,705,201. The increase was primarily due to the increase in our sales. The increase was also a result of the natural disasters in certain areas where our clients located such as the earthquake occurred in May 2008 at Sichuan province and the flood occurred in the fourth quarter in 2008 in southern provinces in China. In reaction to such incidents, we provided an extended credit term of one month to certain distributors while in the past such distributors make the full payment upon delivery.

Our allowance for doubtful accounts was $96,065 as of June 30, 2008 compared with $218, 796 as of June 30, 2007, a decrease of $122,731 due to the efforts we made to collect accounts receivables.

Inventories

We had an inventory of $3,988,979 as of June 30, 2008 as compare to $1,773, 802, an increase of $2,215,177. The increase was due to the purchase of maternal plant of Photinia Serrulata which we may use to cultivate its baby plant and save costs for purchasing grown Photinia Serrulata in the future. The increase in inventory was also a result of the less than expected sales of flowers and seedlings in the fourth quarter of 2008 due to the natural disasters in certain areas where some of our clients located.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Any accounts receivable that is outstanding for more than three months will be accounted as allowance for bad debts.

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

During the fiscal year ended June 30, 2008, the Company was organized into two main business segments: (i) research, development, production and distribution of fertilizers (Techteam) and (ii) development, production and distribution of agricultural products (Jintai).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of June 30, 2008 and June 30, 2007, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2008 and June 30, 2007, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of the Company's employees. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Commission's rules and forms.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statement for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls can not and should not be projected to future periods.

Management assessed our internal control over financial reporting as of June 30, 2008, the end of our fiscal year of 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of June 30, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report does not include an attestation report of registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K but not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Directors and Executive Officers

Each of our current executive officers and each of our directors, except for Mr. Barry Raeburn, is a resident of the PRC. As a result, it may be difficult for investors to affect service of process within the United States upon them or to enforce court judgments obtained against them in the United States courts.

Directors and Executive Officers	Position/Title	Age

Tao Li	Chairman of Board of Directors,
	Chief Executive Officer
	and President	42

Ying Yang	Chief Financial Officer	33

Yu Hao	Director	41

Lianfu Liu	Director	69
	Chairman of Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Barry Raeburn	Director	36
	Chairman of Compensation Committee
	Audit Committee Member
	Compensation Committee Member

Yizhao Zhang	Director	37
	Chairman of Audit Committee
	Compensation Committee Member
	Nominating Committee Member

All of our directors hold office until the next annual meeting of shareholders, and until their successors have been qualified after being elected or appointed.

The following is a description of the business experience for at least the last five years regarding the above Officers and Directors.

Tao Li, Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Li has served as the President and CEO of TechTeam since 2000. Mr. Li established Xi’an TechTeam Industry (Group) Co., Ltd. in 1996 and established TechTeam in 2000. He graduated from Northwest Polytechnic University and obtained his Master’s degree in heat and metal treatment. Mr. Li is the current Vice Chairman of the China Green Food Association. Previously, he has held positions at the World Bank Loan Office of China Education Commission, National Key Laboratory for Low Temperature Technology, and Northwest Polytechnic University. Mr. Li is active in Shaanxi Province business and trade organizations including as a member of the CPPCC Shaanxi Committee, the Shaanxi Provincial Decision-Making Consultation Committee, Vice Chairman of the Shaanxi Provincial Federation of Industry and Commerce, Vice President of the Shaanxi Overseas Friendship Association, Vice Chairman of the Shaanxi Provincial Credit Association, Vice Chairman of the Shaanxi Provincial Youth Entrepreneurs Association, Vice Chairman of the Xi’an Municipal Federation of Industry and Commerce and Vice Chairman of the Xi’an Municipal Youth Entrepreneurs Association.

Yu Hao, Director. Mr. Hao had served as interim Chief Financial Officer of the Company from December 26, 2007 through April 23, 2008. He has served as its Director of Finance at TechTeam since 2002. Prior to that, he was a financial manager for Shaanxi Fengxiang Automobile Repair Plant, and Shaanxi Baoji Xinsanwei Import & Export Trading Co., Ltd. Mr. Hao holds a degree in Accounting from Northwest Institute of Light Industry.

Lianfu Liu, Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Li graduated from Beijing Forestry University and studied soil conservation.

Barry L. Raeburn, Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Raeburn has been Chief Financial Officer and Chief Operating Officer of LS2, Inc., a government services contractor based in Reston, VA since November 2007. From September 2005 to October 2007, Mr. Raeburn was Executive Vice President of Finance and Corporate Development for Harbin Electric, a developer and manufacturer of customized linear motors and other special electric motors based in China. During his tenure at Harbin Electric as Head of U.S Operations, he led the company in their successful upgrade listing to the NASDAQ Stock Exchange, assisted in various M&A evaluations, and provided key leadership in the areas of finance, accounting, investor and public relations, SEC compliance, corporate governance, and administration. Mr. Raeburn has extensive experience in global public equity markets. From to April 2003 to September 2005, Mr. Raeburn worked as a specialty technology analyst an investment bank covering early stage companies within multiple industries. Mr. Raeburn spent the prior 6 years at a multi-billion dollar investment advisory firm as a financial analyst responsible for developing various quantitative ranking models and analyzing equity investments. His previous experience also includes forecasting and analysis of major macro economic activity. Mr. Raeburn graduated in 1996 with his BBA degree in Finance and Risk Management from Temple University. Mr. Raeburn has been a director of Fushi Copperweld, Inc. since June 15, 2007 (NASDAQ: FSIN).

Yizhao Zhang, Director, Chairman of Audit Committee, Compensation Committee Member and Nominating Committee Member. Mr. Zhang is the Chief Financial Officer of Energroup Holdings Corporation (OTC BB: ENHD) since September 2008. Mr. Zhang has over 13 years of experience in corporate finance, accounting, financial advisory and portfolio investment. From March 2005 to May 2008, Mr. Zhang consecutively held senior positions in Chinawe Asset Management Corporation (OTC BB: CHWE), China Natural Resources Incorporation (NASDAQ CM: CHNR) and Shengtai Pharmaceutical Incorporation (OTC BB: SGTI). From early 2004 to January 2005 he was a financial consultant in Hendrickson Asset Management LLC. Previously from 1993 to 1999 Mr. Zhang was employed by Guangdong South Financial Services Corporation in portfolio management and asset trading. He is a certified public accountant of Delaware, and a member of American Institute of Certified Accountants (AICPA). Mr. Zhang received a Bachelor degree in Economics from Fudan University, Shanghai in 1992 and obtained an MBA degree with Financial Analysis and Accounting concentrations from the State University of New York at Buffalo in 2003.Ying Yang, Chief Financial Officer. Immediately prior to her joining the Company, she worked as the Financial Reporting and Analysis Manager of Beckman Coulter, Inc. (“Beckman”), where she was employed since August 2006. From December 2004 through July 2006, Ms. Yang worked for the financial department of Ready Pac Foods, Inc., a supplier of fresh-cut produce in California. Prior to that, Ms. Yang was a senior business analyst for Neman Brothers Assoc. Inc., which is engaged in the textile and apparel industry from May 2003 through December 2004 and a business consultant for American Elite Professional Management, Inc. from July 2002 through April 2003.  Prior to her arrival in the U.S., Ms. Yang worked for China National Chemical Fiber Corp. in Beijing. Ms. Yang graduated from University of California, Irvine in 2002 with a Master’s Degree in Business Administration (Majored in Finance). She received her bachelor’s degree in Economics from University of International Business & Economics in Beijing, China in June 1997. Ms. Yang has also received an Associate in Risk Management (ARM) designation.

Directors and Executive Officers of TechTeam

TechTeam’s current executive officers and Directors are as follows:

Directors and Executive Officers	Position/Title	Age
Tao Li	Director and Chief Executive Officer
	and President	42
Xianglan Li	General Engineer	68
Yumin Liu	Technical Director	69
Yu Hao	Financial Manager	41
Feng Wang	Sales Director	31
XiuPing Ren	Director	32
HaiHong Xu	Director	34
WanJiao Wang	Director	27
Xue Tao Chen	Director	37

Xianglan Li, General Engineer. Professor Li has served as general engineer at TechTeam since 2000. Professor Li graduated from Northwest A&F University and is an expert in Chinese soil organic content.

Yumin Liu, Technical Director. Professor Liu has served as Technical Director at TechTeam since 2000. Professor Liu graduated from Northwest A&F University and is a well-known expert in Agriculture, Geography and Soil & Water Conservation.

Wang Feng, Sales Director. Mr. Wang is the Director of Sales at TechTeam and has been with us since August 2002. Mr. Wang previously was our sales manager in the Guangdong and Gansu areas.

Xiuping Ren, Director. Mr. Ren is the Deputy Director of the Group Office of TechTeam and has been with us since 2004. From 1999 to 2004 Mr. Ren held positions as Director of Human Resources and Director of Market Planning of Xi’an Minsheng Group.

Haihong Xu, Director. Mr. Xu has served as the Director of the Administrative Group of TechTeam since 2007. He previously held positions with Xi'an Techteam Engineering & Industry (Group) Co., Ltd., Shaanxi Tongli Information Technology Co., Ltd and Xi'an Minsheng Group.

Wanjiao Wang, Director. Ms. Wang has served as the Director of the Administrative Group of TechTeam since 2006. She previously held the position of Deputy Director of the Administration Office at Yangling Jinong Humic Acid Product Co., Ltd.

Xuetao Chen, Director. Mr. Chen has served as the General Manger of Shaanxi Tongli Computer System Co., Ltd since 2002. He previously held a position as Vice General Manger at Xi'an Yuansheng Investment Co., Ltd.

Family Relationships

There are no family relationships among our directors or executive officers. To our knowledge, none of our directors and executive officers (including the directors and executive officers of our subsidiaries) has been involved in any of the following proceeding during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file. Based upon a review of the filings made on their behalf during the fiscal year ended June 30, 2008, as well as an examination of the Securities and Commission’s EDGAR system Form 3, 4, and 5 filings and the Company’s records, the following table sets forth exceptions to timely filings:

Name	Reporting Event
Yinshing David To, the 10% stockholders	Form 4s to be filed reporting the transfer of 3,267,838 shares of common stock from Yinshing David To to Mr. Tao on March 26, 2008
Tao Li, Chairman, CEO and President
Yu Hao, Director	Form 3/A to be filed reporting the correction of his option shares from 20,000 to 30,000 options and Form 4 to be filed reporting the exercise of 20,000 options on June 24, 2008

Codes of Ethics.    On May 27, 2008, our board of directors adopted a Code of Ethics (the “Code”) for directors and all employees including executive officers.

As described in the Code, the Company does not permit activities that give rise to conflicts of interest by directors, executive officers or employees.

Our Code is listed in Exhibit 14.1 to this report. Any amendment to, or waiver from, a provision of the Code of ethics will be posted in a report on Form 8-K.

Meetings and Committees of the Board of Directors

The Board of Directors met two times by telephone conference during the fiscal year ended June 30, 2008. The Board of Directors acted by written consent seven times. In addition, directors attended meetings of Board committees on which they served. The Board’s standing committees are the Audit, Compensation and Nominating Committees.

Committee Membership

Audit Committee

Our board of directors established an Audit Committee on May 27, 2008 and appointed Messrs. Yizhao Zhang, Barry Raeburn and Lianfu Liu. Mr. Yizhao Zhang was appointed as the Chairman of the Audit Committee. The Board of Directors has determined that each of our audit committee members is “independent” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15) and under Section 803 of the Company Guide of American Stock Exchange. In addition, the Board has determined that each of Messrs Yizhao Zhang and Barry Raeburn qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.

The committee assists the Board in fulfilling its oversight responsibilities relating to:

• our auditing, accounting and reporting practices;
• the adequacy of our systems of internal controls;
• and the quality and integrity of publicly reported financial disclosures.

In this role, the committee appoints the independent auditors and reviews and approves the scope of the audit, the financial statements and the independent auditors’ fees. The Audit Committee met one time by telephone conference during the fiscal year ended June 30, 2008 since its establishment on May 28, 2008.

The Audit Committee exercises the powers of the Board of Directors in connection with our accounting and financial reporting practices, and provides a channel of communication between the Board of Directors and independent registered public accountants.

Compensation Committee

The Compensation Committee is comprised of three directors who meet the independence requirements of NASDAQ, are “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

• reviewing and recommending approval of compensation of our executive officers;
• and reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

The Compensation Committee met one time by telephone conference during the fiscal year ended June 30, 2008 since its establishment on May 28, 2008.

Nominating Committee.

This committee is comprised of three directors who meet the independence requirements of NASDAQ. This committee identifies and recommends candidates for Board membership. The committee also considers the size, structure and general composition of the Board. The Nominating Committee met one time by telephone conference during the fiscal year ended June 30, 2008 since its establishment on May 28, 2008.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid by the Company and/or TechTeam to its Chief Executive Officer and former Chief Financial Officer for each of the two fiscal years ended June 30, 2008 and June 30, 2007.

Name and Principal Position	Year Ended		Salary ($)	Bonus ($)	Stock Awards	Non-Equity Incentive Plan Compensation (S)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tao Li CEO and President	06/30/2008		$128,508	-	-	-	-	-	128,508
(PEO and Director)	06/30/2007		$4,863	-	-	-	-	$2,963	$7,627
Former CFO	06/30/2008	(1)	$150,000	-	See the table below	-	-
(Former PFO)	06/30/2007	(2)	$8,012	-	See the table below	-	-	$986	$8,998

(1)	Mr. Huan Chen served as the Chief Financial Officer of the Company from April 23, 2008 through September 10, 2008.
(2)	Mr. Yu Hao served as the Chief Financial Officer of the Company from December 26, 2007 through April 22, 2008.

Effective September 10, 2008, Ms. Ying Yang was appointed as the Company’s Chief Financial Officer and will receive the following compensation:

1.	An annual salary of $130,000;
2.	Options to purchase 28,000 shares – see details under “Outstanding Equity Awards at Fiscal Year End” below.

Outstanding Equity Awards at Fiscal Year-End.

On January 31, 2008, we granted 30,000 stock options to our then CFO, Mr. Yu Hao with a term of three years with an exercise price of $3.25. The Company granted option to Mr. Hao along with other management members as an award for their continuous services to the Company. Mr. Yu Hao continues to serve as the CFO of Techteam, our subsidiary.

On April 23, 2008, we granted 40,000 stock options to our former CFO, Mr. Huan Chen, to purchase 40,000 shares of the common stock of the Company, exercisable at $6.00 per share with 12,000 options vesting on June 29, 2008 and 28,000 options vesting on July 1, 2009, for an exercise term of two years. If his employment is terminated prior to the vesting date, any unvested options will be terminated. On September 10, 2008, Mr. Huan Chen’s employment was terminated and therefore the 28,000 unvested options were terminated on the same day.

On September 10, 2008, we granted 28,000 stock options to our newly appointed CFO, Ms. Ying Yang. The options are exercisable at $4.00 per share, to vest on the date of July 1, 2009. If her employment is terminated prior to the vesting date, any unvested options will be terminated. If her employment is terminated after the vesting date, any vested but unexercised options shall terminate on the 91st day following the date of the termination of her employment.

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of the date of this report.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Yu Hao Former CFO (former PFO), current CFO of our Subsidiary	30,000	—	—	3.25	01/29/2011	—		—	—	—
Huan Chen CFO from 04/23/08 to 09/10/08 (former PFO)	12,000	—	—	6.00	06/28/2010	—		—	—	—
Ying Yang CFO (PFO)	—	28,000	—	4.00	—	28,000	*	79,800	—	—

* Based on $2.85 per share sale price at the closing of market on September 25, 2008.

Employment Agreements

Tao Li. Pursuant to an employment agreement between Techteam and Mr. Tao Li dated January 16, 2008, Tao Li is employed by Techteam as its Chairman of the Board and Chief Executive Officer for a term of five years, automatically be renewed at the end of the term on the same term and conditions for additional five-year periods unless the Company or Mr. Tao Li gives the other party written notice indicating otherwise at least 60 days prior to the renewal date. The agreement is terminable immediately or with a 30 day prior notice under certain circumstances listed under Section 5 therein. Mr. Li’s salary is RMB60,000 (approximately $8,508) annually under the new employment agreement. Mr. Li’s previous employment agreement dated March 22, 2007 was superseded by the new employment agreement. In addition, Mr. Tao Li has an annual salary of $120,000 starting from January 1, 2008.

Yu Hao. Pursuant to an employment agreement between Techteam and Mr. Yu Hao dated October 15, 2004 for a term of two years to October 14, 2006 and the one dated October 15, 2006 for a term of two years to October 14, 2008, Mr. Yu Hao is employed by Techteam as its Chief Financial Officer for a base salary of RMB 48,000 (approximately $6,806) per annum, adjustable pursuant to his performance. The agreement is terminable by either party with 30 day prior written notice. On October 18 2007, Mr. Hao’s base salary was increased to RMB60,000 (approximately $8,508) per annum with other allowance (for transportation and communication) of RMB6,954 ( approximately $986).

Huan Chen. Pursuant to an employment agreement between the Company and Mr. Huan Chen, Mr. Chen served in the Company’s CFO position for a three-year term and will receive the compensation as described above. His employment can be terminated by either party by a written notice 30 days in advance. Effective September 10, 2008, Mr. Huan Chen’s employment was terminated.

Ying Yang. Pursuant to an employment agreement between the Company and Ms. Ying Yang, Ms. Yang is to serve as CFO of the Company for a term of one year with a renewal option for an additional year for the compensation as described above. Her employment can be terminated by either party with a prior notice or the Company can terminate the agreement without any notice for Cause as defined in the employment agreement. Ms. Yang will receive the compensation as described above.

Director Compensation

No compensation was paid to our directors in the fiscal year ended June 30, 2007.
Our two independent directors, Mr. Yizhao Zhang and Mr. Barry Raeburn are compensated as follows:

1. Annual compensation of $15,000;

2. $500 per full Board of Directors meeting attended and $250 per full Committee meeting attended in person (if he is to serve on any Committee the Board is to form soon), for Mr. Barry Raeburn;

3. Options at an exercise price of $6.00 as following:

a) 25,000 options to Mr. Barry Raeburn with 7,500 options to be vested on June 29, 2008 and 17,500 options to be vested on July 1, 2009;

b) 10,000 options to Mr. Yizhao Zhang with 3,000 options to be vested on June 29, 2008 and 7,000 options to be vested on July 1, 2009.

The directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they serve.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of the date of this report, an aggregate of 18,381,702 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1) (2)	Amount and Nature of Beneficial Ownership		Percent of Class (3)

	Greater Than 5% Shareholders
Common Stock	Yinshing David To	4,795,497	(4)	26.1%
Common Stock	Tao Li	5,446,396	(5)	29.6%

	Directors and Executive Officers
Common Stock	Tao Li President, CEO and Chairman of the Board	See the above.		See the above.
Common Stock	Yu Hao CFO of subsidiary, Techteam	30,000	(6)	0.2%
Common Stock	Ying Yang CFO	0	(7)	0%
Common Stock	Lianfu Liu Director	0		0%
Common Stock	Barry Raeburn Director	7,500	(8)	0.04%
Common Stock	Yizhao Zhang Director	3,000	(8)	0.02%
	All executive officers and directors as a group	5,486,896		29.8%

(1)   Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)   Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., at 3rd Floor, Borough A, Block A. No.181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

(3)   In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 18,381,702 shares of common stock outstanding as of the date of this report, and (ii) the number of shares underlying the options, which the directors or the officers have the right to acquire upon the exercise of the options within 60 days (for those who have options).

(4)   Among the 4,795,497 shares of the common stock: (i) 1,089,280 shares of Common Stock are Earn In Shares pursuant to an agreement between Mr. Li and Mr. To as more fully described under footnote (5) below. Mr. Li has earned an aggregate of 5,446,396 shares as a result of satisfying the first three conditions set forth in the table listed below in footnote (5) leaving 1,089,280 shares to be earned; (ii) 3,156,808 shares of common stock are placed in an escrow account pursuant to the Make Good Escrow Agreement by and among the Company, Mr. To, the Investors and the escrow agent named therein. In the event that the Company does not achieve not less than $12,000,000 for after tax net income and $0.609 for earnings per share for our fiscal year ending June 30, 2009, respectively (the “2009 Targets”), the 3,156,808 shares of common stock will be conveyed to the Investors for no additional consideration. In the event that the Company meets the 2009 Targets, the 3,156,808 shares will be transferred to Mr. Li because Mr. Li is the main management member of the Company; and (iii) Mr. To is the beneficial owner 549,409 shares of common stock.

(5)   Pursuant to the Call Option Agreement entered into between our Chairman, President and Chief Executive Officer, Tao Li, and Yinshing David To, Mr. Li has the opportunity to acquire up to 6,535,676 shares of our common stock (the “Earn In Shares”), from Mr. To, upon the occurrence of the conditions described below. As of the date of this report, Mr. Li has met the first three conditions set forth below and earned a total of 5,446,396 shares of common stock, among which 897,387 shares were gifted to Mr. Li’s wife and 897,387 shares were gifted to Mr. Li’s son.

Condition	Number of Mr. To's Shares which may be acquired

Entry by Mr. Li and TechTeam into a new binding employment agreement for a term of not less than five years for Mr. Li to serve as TechTeam's Chief Executive Officer and Chairman of its Board of Directors.(Satisfied as of March 26, 2008)
3,267,838 (Acquired by Mr. Li as of March 26, 2008)

The U.S. Securities and Exchange Commission declaring a registration statement filed by the Company under the Securities Act of 1933 effective, or, investors who purchased common stock from the Company pursuant to the Securities Purchase Agreement dated as of December 24, 2007 being able to sell their common stock under Rule 144, as then effective under the U.S. Securities Act of 1933, as amended. (Satisfied as of August 6, 2008)
1,089,279 (Acquired by Mr. Li as of August 6, 2008)

TechTeam achieving not less than $7,000,000 in pre tax profits, as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the fiscal year ending June 30, 2008. (Satisfied as of September 19, 2008)
1,089,279 (Acquired by Mr. Li as of the date of this report)

TechTeam achieving not less than $4,000,000 in pre tax profits, as determined under United States Generally Accepted Accounting Principles consistently applied (“US GAAP”) for the six months ended December 31, 2008.	1,089,280

The purposes of the arrangement between Mr. Li and Mr. To are: (i) to incentivize Mr. Li in connection with TechTeam’s business and (ii) to comply with PRC laws and rules which regulate the acquisition of PRC companies by non-PRC entities.

Mr. Li and Mr. To have also entered into a voting trust agreement, pursuant to which Mr. Li has the right to vote the Earn In Shares on all matters.

(6)  On January 31, 2008, we granted 30,000 shares of stock options to our former CFO, Mr. Yu Hao, who is the CFO of Techteam, our subsidiary, immediately exercisable in full, with an exercise price of $3.25 for a term of three years from the date of grant.

(7)  On September 10, 2008, we granted 28,000 stock options to our newly appointed CFO, Ms. Ying Yang, to purchase 28,000 shares of the common stock of the Company, exercisable at $4.00 per share. The options are to vest on July 1, 2009, for an exercise term of two years. Since the options are not exercisable within 60 days from the date of this report, for the purposes of beneficial ownership pursuant to Rule 13d-3 under the Exchange Act, Ms. Yang has no voting shares as of the date of this report.

(8)  Barry Raeburn and Yizhao Zhang have each been granted 25,000 options and 10,000 options on April 8, 2008, 7,500 options for Mr. Raeburn and 3,000 shares were vested and exercisable on June 29, 2008. The balance of the options is to be vested on July 1, 2009, which is beyond the 60 day period and therefore we do not include them into the table.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal years ended June 30, 2007, the former shareholders of TechTeam advanced a total of $666,618 to TechTeam as unsecured, non-interest bearing loans which were due on demand. The loan was fully paid off as of December 31, 2007.

Our principal executive offices of approximately 800 square meters were leased from Xi’an Techteam Science and Technology Industry (Group) Co., Ltd. (the “Group Company”) which is controlled by Mr. Li, our Chairman, President and CEO, for a five-year term from January 2008, at the annual rent of $19,266, the market rate in that area. Techteam’s factory office buildings of 340 square meters were also leased from the Group Company for a five-year term from July 1, 2007 at an annual rent of $4,091, the market rate in that area.

Techteam’s former shareholders, namely, Xi’an Yuansheng Guarantee & Investment Co., Ltd., wholly owned by Mr. Tao Li (owned 66% of Techteam), Mr. Xuetao Chen (owned 17.5% of Techteam) and Ms. Wanjiao Wang (owned 16.5% of Techteam) are related to the Company because Mr. Tao Li is President and Chief Executive Officer of the Company, Mr. Xuetao Chen and Ms. Wanjiao Wang are directors of Techteam. They did not receive any consideration in exchange for their shares and only Mr. Li received the opportunity to acquire shares under the Call Option Agreement. As we described elsewhere in the prospectus effective August 6, 2008, Green New Jersey purchased 100% of the capital stock of Techteam from Techteam’s shareholders on August 24, 2007 for Techteam Purchase Price (approximately $4.09 million) and obtained effective control of Techteam. On January 2, 2008, Techteam received the Techteam Purchase Price paid by Green New Jersey to Techteam’s former shareholders, who caused such payment to be delivered to Techteam for use as working capital pursuant to a Securities Purchase Agreement by and among the Company and the Investors in connection with the Private Placement.

Issuance of Common Stock to Former Majority Shareholder

On December 26, 2007, we acquired 100% capital stock of Green New Jersey, through a share exchange in which we issued 10,770,668 shares of our common stock to Green New Jersey’s shareholders in exchange for 100% of Green New Jersey’s shares of common stock (the “Share Exchange”). Immediately prior to the Share Exchange, we redeemed 246,148 shares of common stock held by Michael Friess and Sanford Schwartz for $550,000 and issued 111,386 new shares of common stock to Michael Friess and Sanford Schwartz.

Procedures for Approval of Related Party Transactions

Our policy is that our board of directors is charged with reviewing and approving all potential related party transactions.   All such related party transactions are then required to be reported under applicable SEC rules. Otherwise, we have not adopted procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case-by-case basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants:

1. Kabani & Company, Inc. (1)

	Fiscal Year Ended June 30, 2008	Fiscal Year Ended June 30, 2007
Audit Fees	$110,000	$50,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$110,000	$50,000

2. Schumacher & Associates, Inc. (2)

	Fiscal Year Ended June 30, 2008		Fiscal Year Ended June 30, 2007
Audit Fees	$9,500		$10,000
Audit Related Fees	$500	(3)	$-
Tax Fees	-		-
All Other Fees	-		-
Total	$10,000		$10,000

(1)	Kabani & Company, Inc has been the Company’s auditor since January 28, 2008 and the auditor of the Company’s subsidiaries Techteam and Jintai for the most recent two fiscal years.
(2)	Schumacher & Associates, Inc. was the Company’s auditor prior to January 28, 2008.

(3)	Audit Related Fees were for Schumacher & Associates, Inc.’s review of the registration statement on Form S-1 effective August 6, 2008.

In the event that we should require substantial non-audit services, the Board of Directors would approve such services and the fees therefore.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)       The following documents are filed as part of this report:

Financial Statements

The following financial statements of China Green Agriculture, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying balance sheets of China Green Agriculture Inc. and its subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture Inc. and its subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 19, 2008

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$16,612,416	$81,716
Restricted cash	193,392	-
Accounts receivable, net	3,590,552	1,885,351
Inventories	3,988,979	1,773,802
Other assets	128,091	187,164
Advances to suppliers	512,845	208,026
Total Current Assets	25,026,275	4,136,059

Plant, Property and Equipment, Net	18,199,456	11,757,931

Construction In Progress	5,115,492	42,707

Intangible Assets, Net	1,180,159	1,163,078

Total Assets	$49,521,382	$17,099,775

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$232,417	$221,592
Unearned revenue	88,950	81,341
Other payables and accrued expenses	455,228	301,625
Registration rights liability	506,142
Advances from other unrelated companies	344,628	543,210
Amount due to related parties	31,121	666,618
Taxes payable	5,878,275	2,276,720
Short term loans	4,201,925	4,243,316
Total Current Liabilities	11,738,686	8,334,420

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	20,519,255	-

Commitment	-	-

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 780,000,000 shares authorized, 12,068,085 shares issued and outstanding	12,068	10,771
Additional paid-in capital	1,200,077	2,642,517
Statury reserve	1,882,797	880,252
Retained earning	11,764,079	4,988,097
Accumulated other comprehensive income	2,404,419	243,718
Total Stockholders' Equity	17,263,441	8,765,355

Total Liabilities and Stockholders' Equity	$49,521,382	$17,099,775

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Net sales	$22,604,719	$15,184,343
Cost of goods sold	9,792,856	6,598,606
Gross profit	12,811,862	8,585,737
Operating expenses
Selling expenses	927,285	616,479
General and administrative expenses	2,567,661	395,207
Total operating expenses	3,494,945	1,011,686
Income from operations	9,316,917	7,574,051
Other income (expense)
Other income(expense)	43,694	957
Interest income	50,106	-
Interest expense	(933,053)	(361,254)
Bank charges	(6,663)
Total other income (expense)	(845,916)	(360,297)
Income before income taxes	8,471,001	7,213,754
Provision for income taxes	692,474	295,012
Net income	7,778,527	6,918,742
Other comprehensive income
Foreign currency translation gain	2,160,701	261,432
Comprehensive income	$9,939,228	$7,180,173

Basic weighted average shares outstanding	14,688,250	10,770,669
Basic net earnings per share	$0.53	$0.64
Diluted weighted average shares outstanding	14,695,626	10,770,669
Diluted net earnings per share	$0.53	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders'
	Of Shares	Stock	Capital	Reserve	Earning	Income (loss)	Equity

BALANCE, JUNE 30, 2006	10,770,669	$10,771	$2,574,915	$-	$(1,050,393)	$(17,713)	$1,517,579

Net income for the year ended June 30, 2007	-	-	-	-	6,918,742	-	6,918,742

Contribution by related parties	-		67,602	-	-	-	67,602

Transfer to statutory reserve	-	-	-	880,252	(880,252)	-	-

Accumulative other comprehensive income	-	-	-	-	-	261,432	261,432

BALANCE, JUNE 30, 2007	10,770,669	10,771	2,642,517	880,252	4,988,097	243,718	8,765,355

Recapitalization for reverse merger	251,784	252	(12,565)	-	-	-	(12,313)

Stock issued in relation to fund raising	977,948	978	(978)	-	-	-	-

Shares issuance cost	-	-	(1,916,532)	-	-	-	(1,916,532)

Contribution by related parties	-	-	10,216	-	-	-	10,216

Issuance of stock options for compensation	-	-	477,487	-	-	-	477,487

Exercised of stock options-cashless	67,685	68	(68)	-	-	-	-

Net income for the year ended June. 30, 2008	-	-	-	-	7,778,527	-	7,778,527

Transfer to statutory reserve	-	-	-	1,002,545	(1,002,545)	-	-

Accumulative other comprehensive loss	-	-	-	-	-	2,160,701	2,160,701

BALANCE, JUNE 30, 2008	12,068,086	$12,068	$1,200,077	$1,882,797	$11,764,079	$2,404,419	$17,263,441

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities
Net income	$7,778,527	$6,918,742
Adjustments to reconcile net income to net cash
provided by operating activities
Share capital contribution - rental and interest paid by shareholders	10,216	65,894
Issuance of stock options for compensation	477,487	-
Depreciation	988,240	372,862
Amortization	105,266	93,813
Decrease / (Increase) in current assets
Accounts receivable	(1,412,479)	71,450
Other receivables	89,759	93,115
Inventories	(1,905,399)	(578,072)
Advances to suppliers	(265,955)	(35,068)
Other assets	(14,477)	(8,038)
(Decrease) / Increase in current liabilities
Accounts payable	(73,799)	(169,063)
Unearned revenue	(1,309)	(42,983)
Tax payables	3,161,272	1,602,499
Other payables and accrued expenses	180,261	398,377
Net cash provided by operating activities	9,117,611	8,783,528

Cash flows from investing activities
Acquisation of plant, property, and equipment	(5,840,159)	(9,739,708)
Additions to construction in progress	(4,782,862)	(29,201)
Net cash used in investing activities	(10,623,021)	(9,768,909)

Cash flows from financing activities
Repayment of loan	(481,914)	(191,922)
Shares issuane cost	(1,916,532)	-
Proceeds issuance of shares subject to redemption	20,519,255	-
Restricted cash	(193,392)	-
(Payments)/proceeds to/from related parties	(669,233)	1,210,223
Net cash provided by financing activities	17,258,183	1,018,301

Effect of exchange rate change on cash and cash equivalents	777,927	3,173
Net increase in cash and cash equivalents	16,530,700	36,093

Cash and cash equivalents, beginning balance	81,716	45,623
Cash and cash equivalents, ending balance	$16,612,416	$81,716

Supplement disclosure of cash flow information
Interest expense paid	$(222,260)	$322,734
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture Inc. (the “Company”, “we”, “us”) was incorporated as Videophone, Inc. in 1987 under the laws of the State of Kansas. It later changed its name to Discovery Systems, Inc. till June 13, 1990 and Discovery Technologies, Inc. from June 14, 1990 to February 4, 2008. On November 30, 1996, the Company was suspended from being a Kansas corporation as a result of non-filing of required documents by the state of Kansas. From December 1996 to December 2007, the Company did not engaged in any operations and was dormant. The Company had been dormant from April 1991 until, the Company revived its charter effective December 4, 2006..

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

As a result of the reverse stock split of registrant's common stock, registrant's outstanding shares of common stock were reduced from 18,746,196 shares to 2,083,339 shares. The Migratory Merger and reverse split became effective on October 16, 2007 (the "Effective Date").

Further on December 18, 2007, the Company had another reverse stock split at a ratio of 6.771:1. As a result, registrant's outstanding shares of common stock were reduced from 2,083,339 shares to 308,084 shares.

All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the reverse stock splits.

On December 26, 2007, the Company acquired all of the issued and outstanding capital stock (the “Green Agriculture Shares”) of Green Agriculture Holding Corporation, a New Jersey corporation (“Green Agriculture” or “Green New Jersey”), through a share exchange (the “Share Exchange”) in which the Company issued 10,770,669 number of shares of its common stock, par value $.001 per share (the “Common Stock”) to Green Agriculture’s shareholders in exchange for the Green Agriculture Shares. Immediately prior to the Share Exchange, the Company redeemed 246,148 shares of Common Stock held by Michael Friess and Sanford Schwartz (the “Redemption”) for $550,000 and issued 111,386 new shares of Common Stock to Messrs. Schwartz and Friess, two of our directors, who then appointed Tao Li as the Company’s Director and Chief Executive Officer who proceeded to effect the Share Exchange. In connection to the redemption share issuance, the Company also issued 78,462 shares of common stock to a consultant.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Yangling Techteam Jinong Humic Acid Product Co., Ltd. was founded in the People’s Republic of China on June 19, 2000. On Febuary 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed its name to be Shaanxi Techteam Jinong Humic Acid Product Co., Ltd. (“Techteam Jinong” or “Jinong”).

On January 19, 2007, Techteam Jinong incorporated Xi’an Jintai which provides testing and experimental data collection base for the function and feature of the new fertilizer products produced by Techteam Jinong by imitating the various growing conditions and stages or cycles for a variety of plants, such as flowers, vegetables and seedlings which the fertilizers apply on. Xi’an Jintai also sells such plants themselves to the customers and generates sales.

The Company and its subsidiaries are engaged in the research and development, manufacture, distribution and technical support of green organic fertilizer. Techteam Jinong’s main business is to produce and sell fertilizers, and Xi’an Jintai’s main business is to sell the products which are the by- products (fruit and vegetables) from the development experiment of the fertilizers.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of June 30, 2008 and 2007, cash and cash equivalents amounted to $16,612,416 and $81,716 respectively.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2008 and 2007, the Company had accounts receivable of $3,590,552 and $1,885,351, net of allowance for doubtful accounts of $96,065 and $218,796 respectively.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its materials. As of June 30, 2008 and 2007, the advances to suppliers amounted to $512,845 and $ 208,026 respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or net realizable value. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down the inventory to its net realizable value, if lower than the cost.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Useful Life
Building	10-40 years
Leasehold improvements	3-5 years
Machinery and equipment	5-15 years
Vehicles	3-5 years

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the fiscal year ended June 30, 2008.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2008 and 2007, the Company had unearned revenues of $88,950 and $81,341, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the fiscal year ended June 30, 2008 and 2007 were $260,764 and $333,913, respectively.

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

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur. The Company does not have any significant deferred tax assets or liabilities in the PRC tax jurisdiction.

Foreign currency translation

The functional currency of the Company is RMB. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi. In particular, Renminbi ("RMB"), the PRC's official currency, is the functional currency of the Company. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fiscal year ended June 30, 2008, the Company was organized into two main business segments: produce fertilizer (Jinong) and agricultural products (Jintai). The following table presents a summary of operating information and year-end balance sheet information for the fiscal years ended June 30, 2008 and 2007.

	For the fiscal year ended June 30
	2008	2007
Revenues from unaffiliated customers:
Fertilizer	$18,658,426	$13,330,626
Agricultural products	3,946,293	1,853,716
Consolidated	$22,604,719	$15,184,343

Operating income (expense) :
Fertilizer	$9,126,583	$6,891,202
Agricultural products	1,974,488	682,849
Reconciling item (1)	(588,888)	-
Reconciling item (2)	(1,195,266)	-
Consolidated	$9,316,917	$7,574,051

Identifiable assets:
Fertilizer	$43,930,733	$15,627,865
Agricultural products	4,601,269	1,471,910
Reconciling item (1)	795,988	-
Reconciling item (2)	193,392	-
Consolidated	$49,521,382	$17,099,775

Net income:
Fertilizer	$8,050,577	$6,235,837
Agricultural products	1,974,869	682,905
Reconciling item (1)	(574,499)	-
Reconciling item (2)	(1,672,420)	-
Consolidated	$7,778,527	$6,918,742

Interest expense:
Fertilizer	$426,478	$361,254
Agricultural products	-	-
Reconciling item (1)	433	-
Reconciling item (2)	506,142	-
Consolidated	$933,053	$361,254

(1) Reconciling amounts refer to the unallocated assets or expenses of Green Agriculture.

(2) Reconciling amounts refer to the unallocated assets or expenses of the parent Company.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

NOTE 3 – INVENTORIES

Inventories consist of the following as of June 30, 2008 and 2007:

	2008	2007
Raw materials	$77,000	$-
Supplies and packing materials	207,138	153,498
Work in progress	3,570,127	-
Finished goods	134,714	1,620,303
Totals	$3,988,979	$1,773,802

NOTE 4 – OTHER ASSETS

Other assets consist of the following as of June 30, 2008 and 2007

	2008	2007
Other receivable	$93,987	$157,132
Promotion samples	-	30,032
Promotion material	34,104	-
Total	$128,091	$187,164

Other receivables represent advances made to non-related companies and employees for $79,397 and notes receivable from various customers for $14,590. The amounts were unsecured, interest free, and due on demand.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of June 30, 2008 and 2007:

	2008	2007
Building and improvements	$8,795,804	$7,223,219
Vehicles	23,753	21,387
Machinery and equipment	10,263,668	5,165,338
Agriculture assets	887,518	-
Total	19,970,743	12,409,944
Less: accumulated depreciation	(1,771,287)	(652,013)
Total property, plant and equipment	$18,199,456	$11,757,931

Depreciation expenses for the fiscal years ended June 30, 2008 and 2007 were $988,240 and $372,862, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

Consrtuction in Progress:

As of June 30, 2008 and 2007, construction in progress, representing construction for a new product line, amounted to $5,115,492 and $42,707, respectively.

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following as of June 30, 2008 and 2007:

	2008	2007
Land use right, net	$915,864	$844,623
Technology know-how, net	264,295	318,455
Total	$1,180,159	$1,163,078

LAND USE RIGHTS

Under the People's Republic of China's governmental regulations, the government owns all land. However, the government grants the user a “land use right” (the Right) to use land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing over a period of fifty years which was approved by the government.

A shareholder contributed the land use rights on August 16, 2001. The land use right was recorded at cost of $1,062,898. The land use right is for fifty years. The land use right consists of the following as of June 30, 2008 and 2007:

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Land use right	$1,062,898	$881,497
Less: accumulated amortization	(147,034)	(36,874)
Total	$915,864	$844,623

TECHNOLOGY KNOW-HOW

A shareholder contributed the technology know-how on August 16, 2001. The technology know-how is recorded at cost of $857,174. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of June 30, 2008 and 2007:

	2008	2007
Technology Know-how	$857,174	$771,819
Less: accumulated amortization	(592,879)	(453,364)
Total	$264,295	$318,455

Total amortization expenses of intangible assets for the fiscal years ended June 30, 2008 and 2007 amounted to $ 105,266 and $93,813, respectively.

Amortization expenses of intangible assets for the next five years after June 30, 2008 are as follows:

1 year after	$106,975
2 year after	106,975
3 year after	106,975
4 year after	28,401
5 year after	21,258
Total	$370,585

NOTE 7 - RELATED PARTIES TRANSATIONS

The “Amount due to related parties” reprented the advances from the Company’s one shareholder (in 2008) and shareholder and subsidiaries owned by the shareholders (2007). The amounts were unsecured, non-interest bearing and due on demand. As of June 30, 2008 and 2007, amount due to related parties amounted to $31,121 and 666,618, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of June 30, 2008 and 2007:

	2008	2007
Payroll payable	$15,379	$30,081
Welfare payable	178,500	173,376
Accrued expenses	148,070	61,315
Other levy payable	113,279	36,853
Total	$455,228	$301,625

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOANS PAYABLES

As of June 30, 2008 and 2007, the loan payables were as follows:

	2008	2007
Short term loans payable:
Xi’an Commercial Bank Xincheng Branch	$2,188,502	$1,970,580
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	554,421	499,214
Agriculture Bank Yanglingshifangqu Branch	1,459,002	1,773,522
Total	$4,201,925	$4,243,316

At June 30, 2008, the Company had a loan payable of $2,188,502 to Xi’an Commercial Bank Xincheng Branch in China, with an annual interest rate of 10.5825%, and due on April 1, 2009. The loan is pledged by the land use right and property of the Company.

At June 30, 2008, the Company had a loan payable of $554,421 to Xi’an Beilin District Rural Credit Union Wenyibeilu Branch with an annual interest rate of 11.795%, and due on September 16, 2009. The loan is guaranteed by a former shareholder.

At June 30, 2008, the Company had a loan payable of $1,459,002 to Agriculture Bank in China Yanglingshifangqu Branch, with an annual interest rate of 9.71%, and due on December 28, 2008. The loan is guaranteed by the former shareholder.

The interest expense was $426,911 and $361,254 for the fiscal years ended June 30, 2008 and 2007, repectively.

NOTE 10 - TAXES PAYABLES

Taxes payables consist of the following as of June 30, 2008 and 2007:

	2008	2007
VAT payable	$4,495,140	1,824,259
Income tax payable	1,038,651	302,907
Other levies	344,484	149,554
	$5,878,275	2,276,720

NOTE 11 – ADVANCES FROM UNRELATED COMPANIES

Advances from unrelated companies were $ 344,628 and $543,210 at June 30, 2008 and 2007, respectively. The advances were due on demand, unsecured and non interest bearing .

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OTHER INCOME (EXPENSES)

Other income (expenses) mainly consists of interest expense and subsidy income from the government.

NOTE 13 – INCOME TAXES

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

The provision for income taxes as of June 30, 2008 and 2007 consisted of the following:

	2008	2007

Current income tax - Provision for China income and local tax	$692,474	$295,012

Deferred taxes	-	-

Total provision for income taxes	$692,474	$295,012

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of June 30, 2008 and 2007:

	2008	2007
Tax at statutory rate	34%	34%
Foreign tax rate difference	(19)%	(19)%

Net operating loss in other tax jurisdiction for where no benefit is realized	(8)%	(11)%
Total	7%	4%

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning January 1, 2008, in the People's Republic of China (PRC) the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption and three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. From January 1, 2008, Techteam Jinong is subject to income tax at a rate of 15%. Xi’an Jintai is exempt from paying income tax for calendar 2007 as it is a wholly owned subsidiary of Techteam which was exempt from income tax. Jintai is also exempt from paying income tax for calendar 2008 as it produces the products which fall into the tax exemption list newly issued by the government.

Due to non-operation in U.S. and tax free status in China, the Company had no deferred tax for the fiscal year ended June 30, 2008 and 2007.

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

MAJOR CUSTOMERS AND VENDORS

There were three vendors from which the Company purchased more than 10% of its raw materials for the fiscal year ended June 30, 2008 with each vendor individually accounting for about 12%, 10%, and 10%. Accounts payable to the venders amounted to $0, $26,907, and $0 as of June 30, 2008.

There was no customer that accounted for over 10% of the total sales for the fiscal year ended June 30, 2008.

NOTE 15– STOCKHOLDERS’ EQUITY

6,313,617 shares of common stock were issued to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement of the Company’s common stock that was completed on December 26, 2007. If any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Exchange Agreement, and the Company cannot undo such governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the Investors within sixty (60) days of the occurrence of such governmental action, then, upon written demand from an Investor, the Company shall promptly, and in any event within thirty (30) days from the date of such written demand, pay to that Investor, as liquidated damages, an amount equal to that Investor’s entire Investment Amount with interest thereon from the Closing date until the date paid at the rate of 10% per annum. As a condition to the receipt of such payment, the Investor shall return to the Company for cancellation of the certificates evidencing the Shares acquired by the Investor under the Agreement. In accordance with EITF D-98: “Classification and Measurement of Redeemable Securities”, the Company has classified the equity as temporary equity, as “Common Stock, $.001 par value, 6,313,617 shares subject to redemption”.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

977,948 shares were issued to the consultants relating to the private placement. Net proceeds from the private placement were $18,602,723, of which $188,388 was received in January 2008. The direct costs related to this placement, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. The total of $4,250,000 was placed in escrow and booked as restricted cash. The total of $4,250,000 in escrow is pursuant to a Securities Purchase Agreement and the Holdback Make Good Agreement entered into in connection with the placement for the following:

1.	$2,000,000 is held pending the company hiring a qualified CFO. The Company appointed a CFO in April 2008.
2.
$2,000,000 is held pending the company hiring two independent directors, therefore constituting a majority independent directors in the board. The Company appointed a majority of independent directors in April 2008.

3.	$250,000 is for the retaining of an Investors Relation firm.

As of June 30, 2008, the balance of restricted cash is $193,392.

In connection with the Securities Purchase Agreement and the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) and a lockup agreement (the “Lockup Agreement”). Among other things, the Securities Purchase Agreement: (i) establishes targets for after tax net income and earnings per share for our fiscal year ending June 30, 2009 at not less than $12,000,000 and $0.609, respectively (the “2009 Targets”); (ii) provides for liquidated damages in the event that PRC governmental policies or actions have a material adverse effect on the transactions contemplated by the Share Exchange Agreement (a “Material Adverse Effect”); and (iii) requires us to hire a new, fully qualified chief financial officer (“CFO”) satisfactory to the Investors. In order to secure our obligations to meet the 2009 profit target and earnings per share target, Mr. To has placed 3,156,808 shares of Common Stock (“2009 Make Good Shares”) into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. To, the Investors and the escrow agent named therein. In the event we do not achieve either of the 2009 Targets, the 3,156,808 shares of Common Stock will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that we meet the 2009 Targets, the 3,156,808 shares will be transferred to Mr. Tao Li. If PRC governmental actions or policies result in a Material Adverse Effect, as defined in the Securities Purchase Agreement, that cannot be reversed or cured to the Investors’ reasonable satisfaction, we will be obligated to pay to the Investors as liquidated damages the entire principal amount of their investment, with interest at 10% per annum.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Within 45 days of the closing of the Private Placement (the “Filing Date”), the Company was obligated to file a registration statement with the Commission covering and registering for re-sale all of the common stock offered and sold in the Private Placement. If a registration statement was not filed by the Filing Date, the company would have been obligated to pay the Investors liquidated damages equal in amount to one percent (1%) of the principal amount subscribed for by the Investors for each month (or part thereof) after the Filing Date until the registration statement is filed (“Filing Damages”).

If the registration statement is not declared effective by the Commission within 150 days after the closing of the Private Placement (the “Effective Date”), the company will be obligated to pay liquidated damages to the Investors equal in amount to one percent (1%) of the principal amount subscribed for by the Investors for each month (or part thereof) after the Effective Date until the registration statement is effective (“Effectiveness Damages”). The aggregate of Filing Damages and Effectiveness Damages is subject to a cap of ten percent (10%).

In accordance with this agreement the company has accrued $506,142 as registration right liability and interest expense for the year ended June 30, 2008. There will be additional expense of $198,353 recorded in the next quarter.

NOTE 16– STATUTORY RESERVE

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i) Making up cumulative prior years' losses, if any;

ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and Statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $1,002,545 and $880,252 for the fiscal years ended June 30, 2008 and 2007, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17– STOCK OPTIONS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”  (“SFAS No. 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”  (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS No. 123-R. The Company has applied SAB 107 in its adoption of SFAS No. 123-R.

On January 31, 2008, the Company issued 123,000 stock options to its employees with an exercise price of $3.25 and term of three years. Compensation expense as of June 30, 2008 recorded was $388,452. On June 24, 2008, the employees requested a cashless exercise of 76,500 options at an exercise price of $3.25 per share. Based on the formula provided in the options agreement, the employees received 67,685 shares.
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.27%
Expected life of the options	3 year
Expected volatility	252%
Expected dividend yield	0%

On April 8, 2008, the Company issued 35,000 stock options to two directors with an exercise price of $6 and term of two years. 10,500 options vested on June 29, 2008, and 24,500 options vested on July 1, 2009. Compensation expense as of June 30, 2008 recorded was $50,041.
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.87%
Expected life of the options	2 year
Expected volatility	540%
Expected dividend yield	0%

On April 23, 2008, the Company issued 40,000 stock options to the CFO with an exercise price of $6 and term of two years. 12,000 options vested on June 29, 2008, and 28,000 options vested on July 1, 2009. Compensation expense as of June 30, 2008 recorded was $38,994.
The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	544%
Expected dividend yield	0%

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding at June 30, 2008 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$3.25-$6	121,500	2.19	$4.95	69,000	$4.15	23,250

The following table summarizes the options outstanding as of June 30, 2008:

Options Outstanding
Outstanding, July 1, 2007	-
Granted	198,000
Forfeited/Canceled	-
Exercised	(76,500)
Outstanding, June 30, 2008	121,500

NOTE 18 - COMMITMENT

In July 2007, the Company signed an office lease with the shareholder and started to pay the rent for $890 per month. The Company recorded annual rent expenses of $19,266 and $20,455 for the fiscal years ended June 30, 2008 and 2007, respectively. Rent expenses for the 5 years after June 30, 2008 are as follows:

1 year after	$19,266
2 year after	19,266
3 year after	19,266
4 year after	19,266
5 year after	19,266
Total	$96,330

(b)       Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Agriculture, Inc.

Date: September 26, 2008	By:	/s/ Tao Li
Tao Li, President and CEO (principal executive officer)

/s/ Ying Yang
Ying Yang, Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 26, 2008	/s/ Tao Li
Tao Li, Chairman of the Board of Directors

September 26, 2008	/s/ Yu Hao
Yu Hao, Director

September 26, 2008	/s/ Lianfu Liu
Lianfu Liu, Director

September 26, 2008	/s/ Yizhao Zhang
Yizhao Zhang, Director

September 26, 2008	/s/ Barry Raeburn
Barry Rayburn, Director

S-1

China Green Agriculture, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended June 30, 2008

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (4)

4.3	Certificate of Correction (5)

10.1	Agreement and Plan of Merger between Discovery Technologies, Inc. and Discovery Technologies, Inc., dated August 27, 2007. (3)

10.2
Securities Purchase Agreement by and among the Company, Green Agriculture Holding Corporation, Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and the investors named therein, dated December 24, 2007. (4)

10.3	Share Exchange Agreement by and among Green Agriculture Holding Corporation, the Company and the shareholders of Green New Jersey named therein, dated December 24, 2007. (4)

10.4	Registration Rights Agreement by and among the Company and the investors named therein, dated December 24, 2007. (4)

10.5	Lock-Up Agreement between Mr. Yinshing David To, Mr. Tao Li and the Company, dated December 24, 2007.(4)

10.6	Closing Escrow Agreement by and among Green Agriculture Holding Corporation, the investors named therein, and Tri-State Title & Escrow, LLC, as escrow agent, dated December 24, 2007.(4)

10.7	Make Good Escrow Agreement by and among the Company, the investors named therein, Yinshing David To and Tri-State Title & Escrow, LLC, as escrow agent, dated December 24, 2007.(4)

10.8	Holdback Escrow Agreement by and among the Company, the investors named therein, and Tri-State Title & Escrow, LLC, as escrow agent, dated December 24, 2007. (4)

10.9	Call Option Agreement between Tao Li and Yinshing David To, dated December 24, 2007. (4)

10.10	Waiver and Consent by and among the Company and a majority of the Investors dated April 4, 2008. (6)

10.11	Stock Option Agreement by and among the Company and Barry Raeburn dated April 8, 2008. (6)

10.12	Stock Option Agreement by and among the Company and Yizhao Zhang dated April 8, 2008.(6)

10.13	Stock Option Agreement by and among the Company and Yu Hao dated January 31, 2008.(6)

10.14	Form of Stock Option Agreement by and between the Company and the eighteen employees for the grant of an aggregate of 123,000 options. (8)

E-1

10.15	Agreement by and between the Company and CCG Elite regarding investor relations service dated January 23, 2008. (7)

10.16	Employment Agreement, dated September 10, 2008, by and between the Company and Ms. Ying Yang. (9)

10.17	Option Agreement, dated September 10, 2008, by and between the Company and Ms. Ying Yang. (9)

14.1	Code of Ethics *

16.1	Letter dated January 29, 2008 from Schumacher & Associates, Inc., to the Securities Exchange Commission. (7)

21	Description of Subsidiaries of the Company. (4)

31.1	Certification of Tao Li pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification of Ying Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the Commission on November 9, 2007.

(2)	Incorporated by reference to our Form 10-SB12G filed with the Commission on May 24, 2007.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB, for the year ended June 30, 2007, filed with the Commission on October 1, 2007.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 2, 2008.

(5)	Incorporated by reference to our Registration Statement on Form S-1 filed with the Commission on February 8, 2008.

(6)	Incorporated by reference to our Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on April 17, 2008.

(7)	Incorporated by reference to our Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on May 19, 2008.

(8)	Incorporated by reference to our Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on June 30, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 11, 2008.

E-2