Form 10-Q/A
period 2008-03-31
China Green Agriculture, Inc.
filed 2008-10-24
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

+86-29-88266368
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,381,702 shares of Common Stock, $.001 par value, were outstanding as of October 24, 2008.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is filed as an amendment to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 filed by China Green Agriculture, Inc. (the "Company") on May 15, 2008. There were clerical errors in “Basic and diluted net earnings per share” (“EPS”) of the Company’s Consolidated Statements of Income and Comprehensive Income Statement. (The correct EPS for the nine months ended March 31, 2008 is $0.48, instead of our previously stated $0.63. The correct EPS for the three months ended March 31, 2008 is $0.09, instead of our previously stated $0.17.) The Company is filing this amendment to correct such errors.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, May 15, 2008.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets
	As of March 31, 2008 (Unaudited)	3

	Consolidated Income Statements
	For the Three and Nine Months Ended March 31, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows
	For the Nine Months Ended March 31, 2008 and 2007 (Unaudited)	5

	Notes to Consolidated Financial Statements
	As of March 31, 2008 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	23

Item 3.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 6.	Exhibits	31

Signatures		32

Exhibits/Certifications

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

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended March 31		Three Months Ended March 31
	2008	2007	2008	2007

Net sales	$15,382,089	$9,070,972	$4,434,926	$2,198,615

Cost of goods sold	6,377,066	3,687,416	1,982,084	1,003,035

Gross profit	9,005,023	5,383,555	2,452,841	1,195,580
Operating expenses

Selling expenses	614,646	400,108	142,808	27,428
Operating and administrative expenses	1,430,762	463,482	256,800	184,130

Total operating expenses	2,045,408	863,590	399,608	211,558

Income from operations	6,959,615	4,519,965	2,053,233	984,022
Other income (expense)

Other income(expense)	39,647	(1,457)	655	1,514

Interest income	27,224	20,559	11,697	122

Interest expense	(284,361)	(270,551)	(86,761)	(90,190)

Bank charges	(6,442)	(425)	(4,939)	(63)

Total other income (expense)	(223,933)	(251,875)	(79,348)	(88,618)

Income before income taxes	6,735,682	4,268,090	1,973,886	895,405

Provision for income taxes	301,841	266,006	301,841	-

Net income	6,433,842	4,002,084	1,672,045	895,405
Other comprehensive income

Foreign currency translation gain	1,511,242	20,041	957,245	9,465

Comprehensive income	$7,945,084	$4,022,125	$2,629,290	$904,869

Basic and diluted weighted average shares outstanding	13,482,590	10,770,669	18,314,017	10,770,669
Basic and diluted net earnings per share*	$0.48	$0.37	$0.09	$0.08

*Basic and diluted shares are the same because there is no anti dilutive effect

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

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mr. Tao Li.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Ms. Ying Yang.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mr. Tao Li and Ms. Ying Yang.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: October 24, 2008

CHINA GREEN AGRICULTURE, INC.

BY:	/s/Tao Li
Tao Li
President and Chief Executive Officer
(principal executive officer)

BY:	/s/ Ying Yang
Ying Yang
Chief Financial Officer
(principal financial officer and accounting officer)