Form 10-Q
period 2008-09-30
China Green Agriculture, Inc.
filed 2008-11-10
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

+86-29-88266368
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,381,702 shares of Common Stock, $.001 par value, were outstanding as of November 7, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008

ASSETS

	September 30, 2008	June 30, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$16,919,102	$16,612,416
Restricted cash	165,081	193,392
Accounts receivable, net	6,340,147	3,590,552
Inventories	6,572,248	3,988,979
Other assets	104,926	128,091
Advances to suppliers	579,582	512,845
Total Current Assets	30,681,086	25,026,275

Plant, Property and Equipment, Net	17,829,481	18,199,456

Construction In Progress	5,155,894	5,115,492

Intangible Assets, Net	1,153,538	1,180,159

Total Assets	$54,819,998	$49,521,382

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$263,332	$232,417
Unearned revenue	180,924	88,950
Other payables and accrued expenses	439,015	455,228
Registration rights liability	704,494	506,142
Advances from other unrelated companies	336,151	344,628
Amount due to related parties	31,121	31,121
Taxes payable	7,480,835	5,878,275
Short term loans	4,084,550	4,201,925
Total Current Liabilities	13,520,422	11,738,686

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	20,519,255	20,519,255

Commitment	—	—

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	—	—
Common stock, $.001 par value, 780,000,000 shares authorized, 12,068,085 shares issued and outstanding	12,068	12,068
Additional paid-in capital	1,225,209	1,200,077
Statury reserve	2,280,394	1,882,797
Retained earnings	14,864,409	11,764,079
Accumulated other comprehensive income	2,398,240	2,404,419
Total Stockholders' Equity	20,780,321	17,263,442

Total Liabilities and Stockholders' Equity	$54,819,998	$49,521,382

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Net sales	$8,880,002	$7,191,021
Cost of goods sold	3,930,893	2,773,761
Gross profit	4,949,109	4,417,260
Operating expenses
Selling expenses	216,376	151,705
General and administrative expenses	437,129	150,617
Total operating expenses	653,505	302,322
Income from operations	4,295,604	4,114,938
Other income (expense)
Other income (expense)	4,655	9,301
Interest income	140,395	124
Interest expense	(320,864)	(92,569)
Bank charges	(380)	(22)
Total other expense	(176,194)	(83,166)
Income before income taxes	4,119,410	4,031,772
Provision for income taxes	621,483	—
Net income	3,497,927	4,031,772
Other comprehensive items
Foreign currency translation gain/(loss)	(6,179)	174,461
Comprehensive income	$3,491,748	$4,206,233

Basic and diluted weighted average shares outstanding	18,381,702	10,770,669
Basic and diluted net earnings per share *	$0.19	$0.37

* Basic and diluted shares are the same because there are no anti dilutive effect

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$3,497,927	$4,031,772
Adjustments to reconcile net income to net cash provide by operating activities
Share capital contribution - rental and interest paid by shareholders	—	14,337
Issuance of stock options for compensation	25,133
Depreciation	368,094	208,898
Amortization	26,740	24,253
Decrease / (Increase) in current assets
Accounts receivable	(2,750,170)	(4,095,432)
Other receivables	8,258	69,214
Inventories	(2,583,908)	(150,870)
Advances to suppliers	(66,825)	(318,984)
Other assets	15,756	(2,374)
(Decrease) / Increase in current liabilities
Accounts payable	30,941	287,180
Unearned revenue	91,989	94,036
Tax payables	1,603,503	757,460
Advances from unrelated parties		(341,719)
Other payables and accrued expenses	174,431	(16,975)
Net cash provided by operating activities	441,868	560,796

Cash flows from investing activities
Acquisition of plant, property, and equipment	(897)	—
Additions to construction in progress	(41,223)	—
Net cash used in investing activities	(42,120)	—

Cash flows from financing activities
Repayment of loan	(116,701)	—
Restricted cash	28,311	—
(Payments)/proceeds to/from related parties	—	(536,621)
Net cash used in financing activities	(88,391)	(536,621)

Effect of exchange rate change on cash and cash equivalents	(4,671)	1,509
Net increase in cash and cash equivalents	306,686	25,684

Cash and cash equivalents, beginning balance	16,612,416	81,716
Cash and cash equivalents, ending balance	$16,919,102	$107,400

Supplement disclosure of cash flow information
Interest expense paid	$(122,511)	$(92,674)
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”, “we”, “us”) was incorporated as Videophone, Inc. in 1987 under the laws of the State of Kansas. It later changed its name to Discovery Systems, Inc. till June 13, 1990 and Discovery Technologies, Inc. (“Discovery Technologies”) from June 14, 1990 to February 4, 2008. The State of Kansas involuntarily dissolved the Company effective December 1996. On December 4, 2006 the State of Kansas reinstated the Company's corporate charter. From December 1996 to December 2007, the Company did not engaged in any operations and was dormant.

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

Further on December 18, 2007, the Company had another reverse stock split at a ratio of 6.771:1. As a result, registrant's outstanding shares of common stock were reduced from 2,083,339 shares to 308,084 shares as of December 18, 2007.

All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the reverse stock splits.

On December 26, 2007, the Company acquired all of the issued and outstanding capital stock (the “Green Agriculture Shares”) of Green Agriculture Holding Corporation, a New Jersey corporation (“Green Agriculture” or “Green New Jersey”), through a share exchange (the “Share Exchange”) in which the Company issued 10,770,669 number of shares of its common stock, par value $.001 per share (the “Common Stock”) to Green Agriculture’s shareholders in exchange for the Green Agriculture Shares. Immediately prior to the Share Exchange, the Company redeemed 246,148 shares of Common Stock held by Michael Friess and Sanford Schwartz (the “Redemption”) for $550,000 and issued 111,386 new shares of Common Stock to Messrs. Schwartz and Friess, two of our directors at the time, who then appointed Tao Li as the Company’s Director and Chief Executive Officer who proceeded to effect the Share Exchange. In connection to the redemption share issuance, the Company also issued 78,462 shares of common stock to a consultant.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Share Exchange has been accounted for as a reverse acquisition under the purchase method of accounting because the stockholders of Green Agriculture obtained control of the Company. Accordingly, the exchange of shares by the two companies has been recorded as a recapitalization of the Company, with the Company (Green Agriculture) being treated as the continuing entity. The historical financial statements presented are those of Green Agriculture. As a result of the reverse acquisition transaction described above the historical financial statements presented are those of Green Agriculture, the operating entity. Pro-forma information is not presented because the public shell’s assets are immaterial. Transaction costs incurred in the reverse acquisition have been charged to expense.

On August 24, 2007, Green Agriculture Holding Corporation acquired 100% outstanding shares of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam Jinong”, “Techteam” or “Jinong”) which owns 100% equity of Xi’an Jintai Agriculture Technology Development Company (“Xi’an Jintai” or “Jintai”). Green Agriculture was incorporated on January 27, 2007 under the laws of the State of New Jersey with initially two shareholders owning 89% and 11% of its stock. As of December 25, 2007, immediately prior to the Share Exchange, Yinshing David To (95.1%), Paul Hickey (2.45%) and Greg Freihofner (2.45%), (collectively, the “Green New Jersey Stockholders”) owned 100% of the outstanding capital stock of Green New Jersey. Green New Jersey, through its Chinese subsidiaries Techteam Jinong and Xi’an Jintai is engaged in the research and development, manufacture, distribution and sale of humic acid organic liquid compound fertilizer. The exchange of shares with Techteam has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Techteam obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Techteam, with Techteam being treated as the continuing entity. Inter-company amounts and balances have been eliminated.

Yangling Techteam Jinong Humic Acid Product Co., Ltd. was founded in the People’s Republic of China on June 19, 2000. On February 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed its name to be Shaanxi Techteam Jinong Humic Acid Product Co., Ltd.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company, through its subsidiaries is has two business segments: Techteam Jinong’s main business is to produce and sell fertilizers, and Xi’an Jintai’s main business is to sell the products which are the by-products (fruit and vegetables) from the development experiment of the fertilizers.

Effective February 5, 2008, the Company changed its name from Discovery Technologies, Inc. to China Green Agriculture, Inc. to better reflect its business. Related to the name change, the trading symbol changed from DCOV.OB to CGAG.OB on the same day.

The Company’s current structure is set forth in the diagram below:

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 2008. The results of the three month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2009.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TechTeam Jinong and Xi’an Jintai. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of September 30, 2008 and June 30, 2008, cash and cash equivalents amounted to $16,919,102 and $16,612,416, respectively.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2008 and June 30, 2008, the Company had accounts receivable of $6,340,147 and $3,590,552, net of allowance for doubtful accounts of $56,451 and $96,065, respectively.

Advances to suppliers

The Company provides advances to certain vendors for purchase of its material. As of September 30, 2008 and June 30, 2008, the advances to suppliers amounted to $579,582 and $512,845, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. The management compares the cost of inventories with the net realizable value and an allowance is made for writing down the inventories to their net realizable value, if lower than the cost.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended September 30, 2008.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of September 30, 2008 and June 30, 2008, the Company had unearned revenues of $180,924 and $88,950, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended September 30, 2008 and 2007, were $24,384 and $ 23,125, respectively.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Foreign currency translation

The functional currency of the Company is RMB. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi ("RMB"), the PRC's official currency. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payables, tax payable, and related party advances and borrowings.

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

During the three months ended September 30, 2008, the Company was organized into two main business segments: fertilizer production (Jinong) and agricultural products production (Jintai). The following table presents a summary of operating information and quarter-end balance sheet information for the three months ended September 30, 2008 and 2007, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the three months ended
	September 30, 2008	September 30, 2007
Revenues from unaffiliated customers:
Fertilizer	$7,625,501	$5,588,757
Agricultural products	1,254,501	1,602,264
Consolidated	$8,880,002	$7,191,021

Operating income (expenses) :
Fertilizer	$4,125,086	$3,131,416
Agricultural products	454,104	983,522
Reconciling item (1)	—	—
Reconciling item (2)	(283,586)	—
Consolidated	$4,295,604	$4,114,938

Identifiable assets:
Fertilizer	$48,728,908	$19,373,276
Agricultural products	5,349,876	2,325,120
Reconciling item (1)	576,132	—
Reconciling item (2)	165,081	—
Consolidated	$54,819,998	$21,698,396

Net income:
Fertilizer	$3,521,739	$3,048,148
Agricultural products	454,229	983,624
Reconciling item (1)	4,043	—
Reconciling item (2)	(482,084)	—
Consolidated	$3,497,927	$4,031,772

Depreciation and amortization:
Fertilizer	$367,103	$233,151
Agricultural products	27,731	—
Reconciling item (1)	—	—
Reconciling item (2)	—	—
Consolidated	$394,834	$233,151

Capital expenditures:
Fertilizer	$42,120	$—
Agricultural products	—	—
Reconciling item (1)	—	—
Reconciling item (2)	—	—
Consolidated	$42,120	$—

Interest expense:
Fertilizer	$122,365	$92,569
Agricultural products	—	—
Reconciling item (1)	—	—
Reconciling item (2)	198,498	—
Consolidated	$320,864	$92,569

(1) Reconciling amounts refer to the unallocated assets or expenses of Green Agriculture.

(2) Reconciling amounts refer to the unallocated assets or expenses of the parent Company.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 - INVENTORIES

Inventories consist of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Raw materials	$1,383,121	$77,000
Supplies and packing materials	1,103,825	207,138
Work in progress	3,941,483	3,570,127
Finished goods	143,820	134,714
Totals	$6,572,248	$3,988,979

NOTE 4 - OTHER ASSETS

As of September 30, 2008 and June 30, 2008, other assets comprised of the following:

	September 30, 2008	June 30, 2008
Other receivable	$71,996	$93,987
Promotion material	32,930	34,104
Total	$104,926	$128,091

Other receivables represent advances made to non-related companies and employees. The amounts were unsecured, interest free, and due on demand.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Building and improvements	$8,794,392	$8,795,804
Vehicles	23,749	23,753
Machinery and equipment	10,262,918	10,263,668
Agriculture assets	887,518	887,518
Total	19,968,577	19,970,743
Less: accumulated depreciation	(2,139,096)	(1,771,287)
Total property, plant and equipment	$17,829,481	$18,199,456

Depreciation expenses for the three months ended September 30, 2008 and 2007 were $368,094 and $208,898, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

Construction in Progress:

As of September 30, 2008 and June 30, 2008, construction in progress, representing construction for a new product line, amounted to $5,155,894 and $5,115,492, respectively.

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Land use right, net	$910,573	$915,864
Technology know-how, net	242,965	264,295
Total	$1,153,538	$1,180,159

LAND USE RIGHT

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

A shareholder contributed the land use rights on August 16, 2001. The land use right was recorded at cost of $1,062,898. The land use right is for fifty years. The land use right consists of the followings as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Land use right	$1,062,898	$1,062,898
Less: accumulated amortization	(152,324)	(147,034)
Total	$910,573	$915,864

TECHNOLOGY KNOW-HOW

A shareholder contributed the technology know-how on August 16, 2001. The technology know-how is recorded at cost of $857,174. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Technology Know-how	$857,174	$857,174
Less: accumulated amortization	(614,209)	(592,879)
Total	$242,965	$264,295

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total amortization expenses of intangible assets for the three months ended September 30, 2008 and 2007 amounted to $26,740 and $24,253, respectively.

Amortization expenses of intangible assets for the next five years after September 30, 2008 are as follows:

September 30, 2009	$106,975
September 30, 2010	106,975
September 30, 2011	87,498
September 30, 2012	21,258
September 30, 2013	21,258
Total	$343,964

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties were the advances to the Company’s officers and shareholders, and was unsecured, non-interest bearing and due on demand. As of September 30, 2008 and June 30, 2008, the amount due to related parties is $31,121 and $31,121, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
Payroll payable	$13,847	$15,379
Welfare payable	176,216	178,500
Accrued expenses	135,758	148,070
Other levy payable	113,194	113,279
Total	$439,015	$455,228

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 - LOAN PAYABLES

As of September 30, 2008 and June 30, 2008, the loan payables were as follows:

	September 30, 2008	June 30, 2008
Short term loans payable:
Xi’an Commercial Bank Xincheng Branch	$2,188,152	$2,188,502
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	554,332	554,421
Agriculture Bank Yanglingshifangqu Branch	1,342,066	1,459,002
Total	$4,084,550	$4,201,925

At September 30, 2008, the Company had a loan payable of $2,188,152 to Xi’an Commercial Bank Xincheng Branch in China, with an annual interest rate of 10.585%, and due on April 1, 2009. The loan is pledge by the land use right and property of the Company.

At September 30, 2008, the Company had a loan payable of $554,332 to Xi’an Beilin District Rural Credit Union Wenyibeilu Branch with an annual interest rate of 11.795%, and due on September 16, 2009. The loan is guaranteed by a former shareholder.

At September 30, 2008, the Company had a loan payable of $1,342,066, to Agriculture Bank in China Yanglingshifangqu Branch, with an annual interest rate of 9.71%, and due on December 28, 2008. The loan is guaranteed by the former shareholder.

The interest expenses from these short-term loans are $122,365 and $92,569 for three months ended September 30, 2008 and 2007.

NOTE 10 - TAX PAYABLES

Tax payables consist of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
VAT payable	$5,476,791	4,495,140
Income tax payable	1,659,770	1,038,651
Other levies	344,274	344,484
Total	$7,480,535	5,878,275

NOTE 11 - ADVANCES FROM UNRELATED COMPANIES

Advances from unrelated companies were $336,151 and $344,628 at September 30, 2008 and June 30, 2008, respectively. The advances were due on demand, unsecured and non interest bearing.

NOTE 12 - OTHER INCOME (EXPENSES)

Other incomes (expenses) mainly consist of interest expenses and subsidy income from government.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The provision for income taxes as of September 30, 2008 and September 30, 2007 consisted of the following:

	2008	2007
Current income tax - Provision for China income and local tax	$621,483	$—
Deferred taxes	—	—
Total provision for income taxes	$621,483	$—

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of September 30, 2008 and September 30, 2007:

	2008	2007
Tax at statutory rate	34%	34%
Foreign tax rate difference	(19%)	(19%)
Net operating loss in other tax jurisdiction for where no benefit is realized	0%	(15%)
Total	15%	0%

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Due to non-operation in U.S. and tax free status in China, the Company had no deferred tax as of September 30, 2008 and September 30, 2007.

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

MAJOR CUSTOMERS AND VENDORS

There were two vendors from which the Company purchased more than 10% of its raw materials for the three months ended September 30, 2008 with each vendor individually accounting for about 14% and 11%. Accounts payable to those venders amounted to $15,806 as of September 30, 2008.

There are one vendor that are over 10% of the total purchase for the three months ended September 30, 2007 with accounting for about 12%. Accounts payable to the vender amounted to $10,211 as of September 30, 2007.

There was no customer that accounted over 10% of the total sales as of three months ended September 30, 2008 and September 30, 2007.

NOTE 15- STOCKHOLDERS’ EQUITY

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

As of September 30, 2008, the balance of restricted cash is $165,081.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In accordance with this agreement the company has accrued $704,494 as registration right liability and interest expense of 198,353 for the three month ended September 30, 2008.

NOTE 16 - STATUTORY RESERVES

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of September 30, 2008 and June 30, 2008 amounted to $2,280,394 and $1,882,797, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 17- STOCK OPTIONS

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

On January 31, 2008, the Company issued 123,000 stock options to its employees with an exercise price of $3.25 and term of three years. Compensation expense for the year ended June 30, 2008 recorded was $388,452. On June 24, 2008, the employees requested a cashless exercise of 76,500 options at an exercise price of $3.25 per share. Based on the formula provided in the options agreement, the employees received 67,685 shares.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.27%
Expected life of the options	3 year
Expected volatility	252%
Expected dividend yield	0%

On April 8, 2008, the Company issued 35,000 stock options to two directors with an exercise price of $6 and term of two years. 10,500 options vested on June 29, 2008, and 24,500 options vested on July 1, 2009. Compensation expense for the three months ended September 30, 2008 recorded was $15,922.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.87%
Expected life of the options	2 year
Expected volatility	540%
Expected dividend yield	0%

On April 23, 2008, the Company issued 40,000 stock options to the formal CFO with an exercise price of $6 and term of two years. 12,000 options vested on June 29, 2008, and 28,000 options vested on July 1, 2009. Compensation expense for the year ended June 30, 2008 recorded was $38,994.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	544%
Expected dividend yield	0%

On September 10, 2008, the Company issued 28,000 stock options to the CFO with an exercise price of $4 and term of two years. The options will vest on July 1, 2009. Compensation expense for the three months ended September 30, 2008 recorded was $9,211.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	538%
Expected dividend yield	0%

Options outstanding as of September 30, 2008 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$3.25-$6	121,500	2.05	$4.49	69,000	$4.15	1,860

The following table summarizes the options outstanding as of September 30, 2008:

Options Outstanding
Outstanding, June 30, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	—
Outstanding, September 30, 2008	121,500

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 18 - COMMITMENTS AND LEASES

The Company has recorded the free lease as rent expenses and contributed capital based on Xian house rental market. From July 2007, the company signed an office lease with the shareholder and started to pay the rent for $1,702 per month. The Company recorded rent expenses of $5,104 and $2,589 as rent expenses for the three months ended September 30, 2008 and 2007, respectively. Rent expenses for the 5 years after September 30, 2008 is as follows:

September 30, 2009	$20,418
September 30, 2010	20,418
September 30, 2011	20,418
September 30, 2012	20,418
September 30, 2013	20,418
Total	$102,090

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial market and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context indicates otherwise, as used in the following discussion, "Company”, "we,” "us,” and "our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”, formerly known as Discovery Technologies, Inc.), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); and (vi) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Techteam in the PRC.

Overview

We, through our indirect wholly owned subsidiaries, Techteam and Jintai, have two business segments: (i) research, development, production and distribution of humic acid organic liquid compound fertilizer; and (ii) development, production and distribution of agricultural products, namely, top-grade fruits, vegetables, flowers and colored seedlings. The fertilizer business has been our main business which generated 85.9% and 77.7% of our total revenues in the three months ended September 30, 2008 and September 30, 2007, respectively.

Fertilizers can be organic (composed of organic matter), or inorganic (made of simple, inorganic chemicals or minerals). Inorganic fertilizers or chemical fertilizers generally may lead to ecosystem degradation. Organic compound fertilizer, the fertilizer we produce, comprises a balance of both organic and inorganic substances, thereby combining the speedy effectiveness of chemical fertilizers with the environmental benefits of the organic fertilizers.

We employ a multi-tiered product strategy in which we tailor our products to different needs and preferences of the different geographic regions across China. Each region has varying climate and soil conditions and grows different crops which require fertilizer which addresses local conditions. For example, in Southern and Eastern China, farmers are able to grow high margin crops such as fruits and seasonal vegetables where climate and rainfall permits, hence they can gain more return on investment from more expensive, specialized fertilizers, whereas in Northwest areas, farmers’ low profit margin crops disincentivize investment in fertilizer requiring that we market a more broad spectrum, low cost fertilizer.

Currently, we sell our products through a network of about 486 regional distributors covering 27 provinces in China. Roughly 20 million farmers are using our fertilizer products. We produced and sold approximately 4,114 and 3,234 metric tons of our fertilizer products for the three months ended September 30, 2008 and September 30, 2007, respectively.

We have developed more than 123 different fertilizer products, including four new products introduced to the market in the quarter ended September 30, 2008. The leading five provinces by revenue for the three months ended September 30, 2008 are Heilongjiang (12.2%), Shandong (8.8%), Xinjiang (8.3%), Guangdong (8.2%) and Hebei (6.9%), in which we generated a total of $3,386,121 revenues, or approximately 44% of our total fertilizer sales from the sale of our fertilizer products for the quarter ended September 30, 2008. Our top five fertilizer products by revenue for the quarter ended September 30, 2008 generated a total of approximately $2,391,228 or 31.4% of the total fertilizer sales during that period.

We also export our humic acid organic liquid compound fertilizer to some foreign countries, including India, Ecuador, Pakistan and Lebanon through contracted distributors. Total revenues from exported products currently account for approximately 1% of our sales for the three months ended September 30, 2008.

We conduct our research and development activities through our wholly owned subsidiary, Jintai, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

Recent Development

During the three months ended September 30, 2008, we launched four new fertilizer products under the Company’s high-end brand, Jinong. They generated approximately $122,796, or 1.6% of our total revenues from our fertilizer products sold for the quarter ended September 30, 2008.

We are constructing new production facilities in order to increase our annual fertilizer production capacity from the current 10,000 metric tons to 50,000 metric tons by using approximately $13 million of the net proceeds we received in the private placement consummated in December 2007. We anticipate our new production lines will commence trial production in March 2009, and we seek to commence actual production in August 2009.

Results of Operations

The following table shows the operating results of the Company on a consolidated basis for the three months ended September 30, 2008 and September 30, 2007.

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
Net Sales	$8,880,002	$7,191,021
Cost of Goods Sold	3,930,893	2,773,761
Gross Profit	4,949,109	4,417,260
Selling Expenses	216,376	151,705
General and Administrative Expenses	437,129	150,617
Income from Operations	4,295,604	4,114,938
Total Other Income (expense)	(176,194)	(83,166)
Income Before Income Taxes	4,119,410	4,031,772
Provision for Income Taxes	621,483	—
Net Income	3,497,927	4,031,772

Net Sales

Total net sales for the three months ended September 30, 2008 increased $1,688,981, or 24%, from $7,191,021 for the three months ended September 30, 2007. The increase was attributable to an increase of $2,036,744 in sales by Techteam, offset by a decrease of $347,763 in sales by Jintai.

Techteam’s net sales, which accounted for 86% of total net sales, were driven by the sales of humic acid organic liquid compound fertilizers. For the three months ended September 30, 2008, Techteam’s net sales increased $2,036,744, or 36%, to $7,625,501 from $5,588,757 for the three months ended September 30, 2007. Sales volume increased 27% to 4,114 tons for the three months ended September 30, 2008 from 3,234 tons for the three months ended September 30, 2007. We launched four new products that accounted for $122,796 of net sales for the three months ended September 30, 2008.

Jintai’s net sales, which include sales of agricultural products, namely top-grade fruits, vegetables, flowers and colored seedlings by using our existing and new fertilizers, decreased $347,763, or 22%, to $1,254,501 for the three months ended September 30, 2008 from $1,602,264 for the same period in 2007. The earthquake and flooding that occurred in China earlier this year had a negative impact on our business in the beginning of the quarter ended September 30 2008. In addition, during the comparable quarter in 2007, Jintai’s sales were significantly higher than normal due to a one time project.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2008 increased $1,157,132, or 42%, to $3,930,893 compared to that for the three months ended September 30, 2007.

Cost of goods sold by Techteam for the three months ended September 30, 2008 increased $1,087,777, or 51%, to $3,225,946 compared to that for the same period in 2007. This increase was primarily due to higher costs of packaging materials which accounted for over two thirds of the cost of our fertilizer products, the increase in our sales volume and the weakening US dollar against the Renminbi, the official currency in China. As a percentage of total net sales, cost of goods sold by Techteam approximated 36% and 30% for the three months ended September 30, 2008 and 2007, respectively.

Cost of goods sold by Jintai increased $69,354, or 11%, to $704,947 for the three months ended September 30, 2008 compared to that for the three months ended September 30, 2007. Jintai reduced costs by cultivating its own plants as opposed to purchasing them from the outside vendors; however, increases in electricity consumption arising from the addition of new machinery and equipment to our greenhouse and depreciation expenses for our new greenhouse facilities which commenced during the second quarter of fiscal 2008 outweighed the cost saving. As a percentage of total net sales, cost of goods sold by Jintai approximated 8% and 9% for the three months ended September 30, 2008 and 2007, respectively.

Gross Profit

Total gross profit for the three months ended September 30, 2008 increased $531,849, or 12%, to $4,949,109 compared to $4,417,260 for the three months ended September 30, 2007. Gross profit margin approximated 56% and 61% for the three months ended September 30, 2008 and 2007, respectively.

Gross profit from Techteam sales increased $948,967, or 28%, to $4,399,555 for the three months ended September 2008 from $3,450,588 for the three months ended September 2007. Gross profit margin from Techteam sales approximated 58% and 62% for the three months ended September 30, 2008 and 2007, respectively.

Gross profit from Jintai sales decreased $417,117, or 43% for the three months ended September 30, 2008, to $549,554 compared to $966,671 for the three months ended September 30, 2007. Gross profit margin from Jintai sales approximated 44% and 60% for the three months ended September 30, 2008 and 2007, respectively.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $216,376, or 2% of net sales for the three months ended September 30, 2008 as compared to $151,705, or 2% of net sales for the three months ended September 30, 2007, an increase of $64,671, or approximately 43%. Most of this increase was due to higher travel and lodging expenses for our sales representatives, increases in freight charges due to higher fuel prices and higher salaries from our expanded sales force. We increased our full-time sales representatives to 107 as of September 30, 2008 from 85 as of September 30, 2007.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $437,129, or 5% of net sales for the three months ended September 30, 2008, as compared to $150,617, or 2% for the three months ended September 30, 2007, an increase of $286,512. The increase was primarily attributable to the expenses incurred for operating as a US public company and expanding our board of directors and management team.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the three months ended September 30, 2008 and 2007 were $176,194 and $83,166, respectively. The increase in total other expenses was due to the carry over from the quarter ended June 30, 2008 of part of the liquidated damages incurred to investors in connection with our registration statement, offset by an increase in interest income.

Income Taxes

Techteam is subject to a preferred tax rate of 15% as a result of Techteam’s operation being classified as a High-Tech project under the new PRC Enterprise Income Tax Law (“EIT”) effective on January 1, 2008. Prior to that, Techteam enjoyed an income tax holiday until December 31, 2007, due to its status as a wholly foreign owned enterprise (“WFOE”) and the PRC regulations provided such a tax incentive through December 31, 2007. Therefore, Techteam incurred income tax expenses of $621,483 for the three months ended September 30, 2008, compared to $0 for the same period in the prior year.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption will last as long as the related EIT does not change.

Net Income

Our net income was $3,497,927 for the three months ended September 30, 2008, a decrease of $533,845 or 13% from $4,031,772 for the three months ended September 30, 2007. The increase in gross profit was offset by income taxes which were previously exempted, higher operating expenses associated with our obligation in compliance with a public company’s reporting and corporate governance requirements and one-time liquidated damages as mentioned above. Net income as a percentage of total net sales approximated 39% and 56% for the three months ended September 30, 2008 and 2007, respectively.

Discussion of Segment Profitability Measures

Our business consists of two segments - the sales of fertilizer products through Techteam and the sales of agricultural products through Jintai. Each of the segments prepares its own quarterly and annual projections with regard to marketing, research and development, production and sales along with financial budgets. We also have a monthly forecasting process and provide variation analysis to the budget.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and proceeds from our December 2007 private placement.

As of September 30, 2008, cash and cash equivalents were $16,919,102, an increase of $306,686 from $16,612,416 as of June 30, 2008, primarily due to cash from operations. This does not include the restricted cash from our escrow account. Pursuant to the Securities Purchase Agreement and Holdback Escrow Agreement by and among the Company and the investors in the private placement, a total of $250,000 cash from the private placement proceeds was escrowed for investor relations purposes. The funds are released to the Company on a monthly basis to pay invoices issued by the Company’s investor relations firm. As of September 30, 2008, there was $165,081 left in the escrow account.

Based on our current operating plan, we believe that existing cash and cash equivalents balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended September 30
	2008	2007
Net cash provided by / (used in) operating activities	411,868	560,796
Net cash used in investing activities	(42,120)	—
Net cash provided by financing activities	(88,391)	(536,621)
Effect of exchange rate change on cash and cash equivalents	(4,671)	1,509
Net increase in cash and cash equivalents	306,686	25,684
Cash and cash equivalents, beginning balance	16,612,416	81,716
Cash and cash equivalents, ending balance	16,919,102	107,400

Operating Activities

Net cash provided by operating activities was $411,868 for the three months ended September 30, 2008, a decrease of $118,928 from $560,796 for the same period in 2007. The decrease was mainly due to an increase in inventory which was partly offset by a decrease in outstanding accounts receivable.

Investing Activities

Net cash used in investing activities in the three months ended September 30, 2008 was $42,120, mainly due to additions made for our new production line. We did not have any investment activities for the same period in 2007.

Financing Activities

Net cash used by financing activities in the three months ended September 30, 2008 totaled $88,391. The proceeds of $28,311 from the restricted escrow account were offset by the repayment of $116,701 of our loans.

As of September 30, 2008, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date
Xi’an Commercial Bank Xincheng Branch	$2,188,152	Annual Interest Rate: 10.585%, repaid on a monthly basis	04/01/2009
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	$554,332	Annual Interest Rate: 11.795%, repaid on a monthly basis	09/16/2009
Agriculture Bank Yanglingshifangqu Branch	$1,342,066	Annual Interest Rate: 9.71%, repaid on a monthly basis	12/28/2008
Total	$4,084,550

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Accounts Receivable

Our accounts receivable, net of allowance for doubtful accounts, was $6,340,147 as of September 30, 2008, compared to $3,590,552 as of June 30, 2008, an increase of $2,749,595. The increase resulted from the following factors: (i) our sales increased by approximately 24% from the quarter ended June 30, 2008, many of which occurred in the latter half of the quarter ended September 30, 2008; and (ii) the earthquake and seasonal flooding that occurred in China earlier this year resulted in slight delays for payments of our products. However, we do not believe that the increase in accounts receivable during the quarter will result in any significant change in our ability to collect these receivables based on our historical practices. Additionally, in the comparable period in 2007, our accounts receivable had reached $6,046,270, or approximately 84% of the net sales for that period, compared to the approximately 71% of our net sales for the three months ended September 30, 2008.

Our allowance for doubtful accounts was $56,451 as of September 30, 2008 compared with $96,065 as of June 30, 2008, a decrease of $39,614 due to improvements we made to collect accounts receivable amounts that were greater than 90 days past due.

Inventories

We had inventory of $6,572,248 as of September 30, 2008 as compared to $3,988,979 as of June 30, 2008, an increase of $2,583,268. This increase was mainly due to the increased purchase of raw materials and packaging materials for higher production demands for the next quarter.

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

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

During the three months ended September 30, 2008, the Company was organized into two main business segments: produce fertilizer (Techteam) and agricultural products (Jintai).

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

CHINA GREEN AGRICULTURE, INC.

Date: November 10, 2008	BY:	/s/ Tao Li
Tao Li
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2008	BY:	/s/ Ying Yang
Ying Yang
Chief Financial Officer
(principal financial officer and accounting officer)