Form 10-Q
period 2008-12-31
China Green Agriculture, Inc.
filed 2009-02-12
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,595,186 shares of Common Stock, $.001 par value, were outstanding as of February 6, 2009.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

	Consolidated Balance Sheets
	As of December 31, 2008 (Unaudited) and June 30, 2008	F-1

	Consolidated Statements of Income and Comprehensive Income
	For the Three and Six Months Ended December 31, 2008 and 2007 (Unaudited)	F-2

	Consolidated Statements of Cash Flows
	For the Six Months Ended December 31, 2008 and 2007 (Unaudited)	F-3

	Notes to Consolidated Financial Statements
	As of December 31, 2008 (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures.	15

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds…	15

Item 6.	Exhibits	16

Signatures		17

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements
CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$15,079,265	16,612,416
Restricted cash	134,478	193,392
Accounts receivable, net	4,540,866	3,590,552
Inventories	7,294,456	3,988,979
Other assets	87,863	128,091
Advances to suppliers	584,835	512,845
Total Current Assets	27,721,763	25,026,275

Plant, Property and Equipment, Net	17,922,298	18,199,456

Construction In Progress	6,579,564	5,115,492

Intangible Assets, Net	1,126,638	1,180,159

Total Assets	$53,350,263	49,521,382

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$206,217	232,417
Unearned revenue	342,711	88,950
Other payables and accrued expenses	504,828	455,228
Registration rights liability	704,494	506,142
Advances from other unrelated companies	340,089	344,628
Amount due to related parties	31,120	31,121
Taxes payable	3,393,308	5,878,275
Short term loans	3,822,474	4,201,925
Total Current Liabilities	9,345,240	11,738,686

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	20,519,255	20,519,255

Commitment	-	-

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 780,000,000 shares authorized, 12,068,085 shares issued and outstanding	12,068	12,068
Additional paid-in capital	1,268,766	1,200,077
Statury reserve	2,578,042	1,882,797
Retained earnings	17,224,614	11,764,079
Accumulated other comprehensive income	2,402,277	2,404,419
Total Stockholders' Equity	23,485,768	17,263,441

Total Liabilities and Stockholders' Equity	$53,350,263	49,521,382

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2008	2007	2008	2007
Net sales	$15,880,128	$10,947,163	$7,000,126	$3,756,142
Cost of goods sold	6,832,199	4,394,981	2,901,306	1,621,220
Gross profit	9,047,929	6,552,182	4,098,820	2,134,923
Operating expenses
Selling expenses	582,537	471,838	366,161	320,133
General and administrative expenses	1,023,774	1,173,962	586,645	1,023,345
Total operating expenses	1,606,311	1,645,800	952,806	1,343,478
Income from operations	7,441,618	4,906,382	3,146,014	791,445
Other income (expense)
Other income	4,655	38,992	-	29,691
Interest income	143,019	15,526	2,624	15,402
Interest expense	(447,923)	(197,600)	(127,059)	(105,031)
Bank charges	(1,430)	(1,504)	(1,050)	(1,482)
Total other income (expense)	(301,679)	(144,585)	(125,485)	(61,420)
Income before income taxes	7,139,939	4,761,797	3,020,529	730,025
Provision for income taxes	984,159	-	362,676	-
Net income	6,155,780	4,761,797	2,657,852	730,025
Other comprehensive items
Foreign currency translation gain/(loss)	(8,321)	553,997	(2,142)	379,536
Comprehensive income	$6,147,459	$5,315,794	$2,655,711	$1,109,561

Basic and diluted weighted average shares outstanding	18,381,702	11,080,077	18,381,702	11,392,886
Basic and diluted net earnings per share *	$0.33	$0.43	$0.14	$0.06

*Basic and diluted shares are the same because there are no anti dilutive effect

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net income	$6,155,780	$4,761,797
Adjustments to reconcile net income to net cash
provided by operating activities
Share capital contribution - rental and interest paid by shareholders	-	32,177
Stock options granted for compensation	68,690	-
Depreciation	737,464	402,782
Amortization	53,494	48,909
Decrease / (Increase) in current assets
Accounts receivable	(950,555)	766,758
Other receivables	32,262	-
Inventories	(3,306,067)	(1,718,529)
Advances to suppliers	(72,015)	131,916
Other assets	9,508	(731,007)
(Decrease) / Increase in current liabilities
Accounts payable	(26,200)	74,928
Unearned revenue	253,800	174,534
Tax payables	(2,485,151)	1,067,900
Advances from unrelated parties	-	762,443
Other payables and accrued expenses	243,560	(456,670)
Net cash provided by operating activities	714,571	5,317,938

Cash flows from investing activities
Acquisition of plant, property, and equipment	(460,797)	(247)
Advances for construction in progress	-	(5,178,556)
Additions to construction in progress	(1,464,432)	(20,352)
Cash paid to acquire china operation	-	(4,096,100)
Net cash used in investing activities	(1,925,229)	(9,295,255)

Cash flows from financing activities
Repayment of loan	(379,384)	(133,411)
Shares issuance cost	-	18,602,720
Proceeds issuance of shares subject to redemption	-	(4,250,000)
Restricted cash	58,914	-
(Payments)/proceeds to/from related parties	-	(632,926)
Net cash provided by (used in) financing activities	(320,470)	13,586,383

Effect of exchange rate change on cash and cash equivalents	(2,024)	34,412
Net increase (decrease) in cash and cash equivalents	(1,533,151)	9,643,478

Cash and cash equivalents, beginning balance	16,612,416	81,716
Cash and cash equivalents, ending balance	$15,079,265	$9,725,194

Supplement disclosure of cash flow information
Interest expense paid	$242,459	$178,095
Income taxes paid	$621,367	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”, “we”, “us”) was incorporated as Videophone, Inc. in 1987 under the laws of the State of Kansas. It later changed its name to Discovery Systems, Inc. on June 13, 1990 and Discovery Technologies, Inc. (“Discovery Technologies”) on June 14, 1990. The State of Kansas involuntarily dissolved the Company effective December 1996. On December 4, 2006 the State of Kansas reinstated the Company's corporate charter. From December 1996 to December 2007, the Company did not engaged in any operations and was dormant.

On August 27, 2007 our Board of Directors unanimously adopted resolutions announcing a special meeting of shareholders to consider and act upon a proposed Agreement and Plan of Merger to reincorporate Discovery Technologies, Inc. (“Discovery Technologies”) in the State of Nevada by merger with and into a Nevada corporation with the same name ("Discovery Technologies Nevada") which Discovery Technologies formed for such purpose (the "Migratory Merger"). Effective September 24, 2007, the shareholders approved the Agreement and Plan of Merger as described in the definitive proxy materials filed with the Securities and Exchange Commission.

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

As a result of the reverse stock split of registrant's common stock, the Company's outstanding shares of common stock were reduced from 18,746,196 shares to 2,083,339 shares. The Migratory Merger and reverse split became effective on October 16, 2007 (the "Effective Date").

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Furthermore on December 18, 2007, the Company had another reverse stock split at a ratio of 6.771:1. As a result, registrant's outstanding shares of common stock were reduced from 2,083,339 shares to 308,084 shares as of December 18, 2007.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On August 24, 2007, Green Agriculture acquired 100% outstanding shares of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam Jinong”, “Techteam” or “Jinong”) which owns 100% equity of Xi’an Jintai Agriculture Technology Development Company (“Xi’an Jintai” or “Jintai”). Green Agriculture was incorporated on January 27, 2007 under the laws of the State of New Jersey with initially two shareholders owning 89% and 11% of its stock. As of December 25, 2007, immediately prior to the Share Exchange, Yinshing David To (95.1%), Paul Hickey (2.45%) and Greg Freihofner (2.45%), (collectively, the “Green New Jersey Stockholders”) owned 100% of the outstanding capital stock of Green New Jersey. Green New Jersey, through its Chinese subsidiaries Techteam Jinong and Xi’an Jintai is engaged in the research and development, manufacture, distribution and sale of humic acid organic liquid compound fertilizer. The exchange of shares with Techteam has been accounted for as a reverse acquisition under the purchase method of accounting since the stockholders of the Techteam obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of Techteam, with Techteam being treated as the continuing entity. Inter-company amounts and balances have been eliminated.

Yangling Techteam Jinong Humic Acid Product Co., Ltd. was founded in the People’s Republic of China on June 19, 2000. On February 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed its name to be Shaanxi Techteam Jinong Humic Acid Product Co., Ltd.

On January 19, 2007, Techteam Jinong incorporated Xi’an Jintai which provides testing and experimental data collection base for the function and feature of the new fertilizer products produced by Techteam Jinong by imitating the various growing conditions and stages or cycles for a variety of plants, such as flowers, vegetables and seedlings which the fertilizers apply on. Xi’an Jintai also sells such plants themselves to its customers and generates sales.

The Company, through its subsidiaries has two business segments: Techteam Jinong’s main business is to produce and sell fertilizers, and Xi’an Jintai’s main business is to sell the products which are the by-products (fruit and vegetables) from the development experiment of the fertilizers.

Effective February 5, 2008, the Company changed its name from Discovery Technologies, Inc. to China Green Agriculture, Inc. to better reflect its business. Related to the name change, the trading symbol changed from DCOV.OB to CGAG.OB on the same day.

The Company’s current structure is set forth in the diagram below:

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 – BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 2008. The results of the six month period ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2009.

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

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of December 31, 2008 and June 30, 2008, cash and cash equivalents amounted to $15,079,265 and $16,612,416, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2008 and June 30, 2008, the Company had accounts receivable of $4,540,866 and $3,590,552, net of allowance for doubtful accounts of $85,781 and $96,065, respectively.

Advances to suppliers

The Company provides advances to certain vendors for purchase of its material. As of December 31, 2008 and June 30, 2008, the advances to suppliers amounted to $584,835 and $512,845, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended December 31, 2008.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of December 31, 2008 and June 30, 2008, the Company had unearned revenues of $342,711 and $88,950, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended December 31, 2008 and 2007, were $26,650 and $205,555, respectively. Advertising costs for the six months ended December 31, 2008 and 2007, were $51,031 and $228,680, respectively.

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

Foreign currency translation

The functional currency of the Company is RMB. The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency is recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi ("RMB"), the PRC's official currency. Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.28: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the six months ended December 31, 2008, the Company was organized into two main business segments: fertilizer production (Techteam) and agricultural products production (Jintai). The following tables present a summary of operating information and quarter-end balance sheet information for the six and three months ended December 31, 2008 and 2007, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the six months ended
	December 31, 2008	December 31, 2007
Revenues from unaffiliated customers:
Fertilizer	$12,570,527	$8,332,321
Agricultural products	3,309,601	2,614,842
Consolidated	$15,880,128	$10,947,163

Operating income :
Fertilizer	$6,669,921	$4,085,568
Agricultural products	1,376,295	1,477,533
Reconciling item (1)	-	(50)
Reconciling item (2)	(561,041)	(656,669)
Reconciling item (2)—stock compensation	(43,557)	-
Consolidated	$7,441,618	$4,906,382

Net income:
Fertilizer	$5,575,915	$3,925,734
Agricultural products	1,376,529	1,489,638
Reconciling item (1)	6,558	3,095
Reconciling item (2)	(803,223)	(656,669)
Consolidated	$6,155,780	$4,761,797

Identifiable assets:
Fertilizer	$46,329,125	$20,376,121
Agricultural products	6,572,315	3,647,048
Reconciling item (1)	314,346	9,693,596
Reconciling item (2)	134,478	4,250,000
Consolidated	$53,350,263	$37,966,765

Depreciation and Amortization:
Fertilizer	$715,276	$451,691
Agricultural products	75,682	-
Consolidated	$790,958	$451,691

Capital Expenditure:
Fertilizer	$1,925,229	$5,199,155
Agricultural products	-	-
Consolidated	$1,925,229	$5,199,155

Interest expense:
Fertilizer	$249,299	$197,600
Agricultural products	-	-
Reconciling item (2)	198,624	-
Consolidated	$447,923	$197,600

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the three months ended
	December 31, 2008	December 31, 2007
Revenues from unaffiliated customers:
Fertilizer	$4,945,026	$2,743,564
Agricultural products	2,055,100	1,012,578
Consolidated	$7,000,126	$3,756,142

Operating income :
Fertilizer	$2,544,835	$954,152
Agricultural products	922,191	494,012
Reconciling item (1)	-	(50)
Reconciling item (2)	(277,455)	(656,669)
Reconciling item (2)—stock compensation	(43,557)
Consolidated	$3,146,014	$791,445

Net income:
Fertilizer	$2,054,176	$877,586
Agricultural products	922,300	506,014
Reconciling item (1)	2,515	3,095
Reconciling item (2)	(321,139)	(656,669)
Consolidated	$2,657,852	$730,025

Identifiable assets:
Fertilizer	$46,329,125	$20,376,121
Agricultural products	6,572,315	3,647,048
Reconciling item (1)	314,346	9,693,596
Reconciling item (2)	134,478	4,250,000
Consolidated	$53,350,263	$37,966,765

Depreciation and Amortization:
Fertilizer	$348,173	$218,539
Agricultural products	47,951	-
Consolidated	$396,124	$218,539

Capital Expenditure:
Fertilizer	$1,883,109	$5,199,155
Agricultural products	-	-
Consolidated	$1,883,109	$5,199,155

Interest expense:
Fertilizer	$126,933	$105,031
Agricultural products	-	-
Reconciling item (2)	126	-
Consolidated	$127,059	$105,031

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Reconciling amounts refer to the unallocated assets or expenses of Green Agriculture.

(2) Reconciling amounts refer to the unallocated assets or expenses of the parent Company.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.

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

In May 2008, FASB issued SFASB No. 162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – INVENTORIES

Inventories consist of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Raw materials	$1,254,420	$77,000
Supplies and packing materials	774,074	207,138
Work in progress	4,955,101	3,570,127
Finished goods	310,861	134,714
Totals	$7,294,456	$3,988,979

NOTE 4 – OTHER ASSETS

As of December 31, 2008 and June 30, 2008, other assets comprised of the following:

	December 31, 2008	June 30, 2008
Other receivable	$48,678	$93,987
Promotion material	39,185	34,104
Total	$87,863	$128,091

Other receivables represent advances made to non-related companies and employees. The amounts were unsecured, interest free, and due on demand.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2008 and June 30, 2008:
	December 31, 2008	June 30, 2008
Building and improvements	$8,608,351	$8,795,804
Vehicles	23,752	23,753
Machinery and equipment	10,911,296	10,263,668
Agriculture assets	887,492	887,518
Total	20,430,891	19,970,743
Less: accumulated depreciation	(2,508,593)	(1,771,287)
Total property, plant and equipment	$17,922,298	$18,199,456

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Depreciation expenses for the three months ended December 31, 2008 and 2007 were $369,370 and $193,884, respectively. Depreciation expenses for the six months ended December 31, 2008 and 2007 were $737,464 and $402,782, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

Construction in Progress:

As of December 31, 2008 and June 30, 2008, construction in progress, representing construction for a new product line, amounted to $6,579,564 and $5,115,492, respectively.

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Land use right, net	$905,208	$915,864
Technology know-how, net	221,430	264,295
Total	$1,126,638	$1,180,159

LAND USE RIGHT

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A shareholder contributed the land use rights on August 16, 2001. The land use right was recorded at a cost of $1,062,866. The land use right is for fifty years. The land use right consists of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Land use right	$1,062,866	$1,062,898
Less: accumulated amortization	(157,658)	(147,034)
Total	$905,208	$915,864

TECHNOLOGY KNOW-HOW

A shareholder contributed the technology know-how on August 16, 2001. The technology know-how is recorded at a cost of $857,149. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Technology Know-how	$857,149	$857,174
Less: accumulated amortization	(635,719)	(592,879)
Total	$221,430	$264,295

Total amortization expenses of intangible assets for the three months ended December 31, 2008 and 2007 amounted to $26,754 and $24,656, respectively. Total amortization expenses of intangible assets for the six months ended December 31, 2008 and 2007 amounted to $53,494 and $48,909, respectively.

Amortization expenses of intangible assets for the next five years after December 31, 2008 are as follows:

December 31, 2009	$106,972
December 31, 2010	106,972
December 31, 2011	71,258
December 31, 2012	21,257
December 31, 2013	21,257
Total	$327,717

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties were the advances due to the Company’s officers and shareholders, and was unsecured, non-interest bearing and due on demand. As of December 31, 2008 and June 30, 2008, the amount due to related parties is $31,120 and $31,121, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
Payroll payable	$13,847	$15,379
Welfare payable	174,921	178,500
Accrued expenses	202,851	148,070
Other levy payable	113,209	113,279
Total	$504,828	$455,228

NOTE 9 - LOAN PAYABLES

As of December 31, 2008 and June 30, 2008, the loan payables were as follows:

	December 31, 2008	June 30, 2008
Short term loans payable:
Xi’an Commercial Bank Xincheng Branch	$2,188,439	$2,188,502
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	554,405	554,421
Agriculture Bank Yanglingshifangqu Branch	1,079,630	1,459,002
Total	$3,822,474	$4,201,925

At December 31, 2008, the Company had a loan payable of $2,188,439 to Xi’an Commercial Bank Xincheng Branch in China, with an annual interest rate of 10.585%, and due on April 1, 2009. The loan is pledge by the land use right and property of the Company.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At December 31, 2008, the Company had a loan payable of $554,405 to Xi’an Beilin District Rural Credit Union Wenyibeilu Branch with an annual interest rate of 11.795%, and due on September 16, 2009. The loan is guaranteed by a former shareholder.

At December 31, 2008, the Company had a loan payable of $1,079,630, to Agriculture Bank in China Yanglingshifangqu Branch, with an annual interest rate of 7.02%. The Company paid off principle of $262,613 (RMB1,800,000) and renewed the loan that is due on June 29, 2009. The loan is guaranteed by the former shareholder.

The interest expenses from these short-term loans are $126,933 and $105,031 for three months ended December 31, 2008 and 2007, respectively. The interest expenses from these short-term loans are $249,299 and $197,600 for the six months ended December 31, 2008 and 2007, respectively.

NOTE 10 - TAXES PAYABLE

Taxes payable consist of the following as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
VAT payable	$1,009,242	4,495,140

Income tax payable	2,022,612	1,038,651

Other levies	361,454	344,484

Total	$3,393,308	5,878,275

NOTE 11 – ADVANCES FROM UNRELATED COMPANIES

Advances from unrelated companies were $340,089 and $344,628 at December 31, 2008 and June 30, 2008, respectively. The advances were due on demand, unsecured and non interest bearing.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 - OTHER INCOME (EXPENSES)

Other income (expenses) mainly consists of interest expense and subsidy income from government.

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

The Company was subject to PRC Enterprise Income Tax at a rate of 33% on the net income. For the calendar year 2007, the Company enjoyed tax-free benefit status because it became a foreign invested company according to the PRC tax law.

Beginning January 1, 2008, in the People's Republic of China (PRC) the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption and three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. From January 1, 2008, TechTeam Jinong is subject to an income tax at a rate of 15%. Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption will last as long as the related EIT does not change.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The provision for income taxes as of December 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007
Current income tax - Provision for China income and local tax	$984,159	$-
Deferred taxes	-	-
Total provision for income taxes	$984,159	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of December 31, 2008 and 2007:

	2008	2007
Tax at statutory rate	34%	34%
Foreign tax rate difference	(19)%	(19)%
Net operating loss in other tax jurisdiction for where no benefit is realized	(1)%	(15)%
Total	14%	0%

Due to non-operation in U.S. and tax free status in China, the Company had no deferred tax as of December 31, 2008 and 2007.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MAJOR CUSTOMERS AND VENDORS

There were three vendors accounted for more than 10% of the Company’s total purchases for the three months ended December 31, 2008 with each vendor individually accounting for about 14.5%, 12.7% and 11.5%. Accounts payable to those venders amounted to $0 as of December 31, 2008.

There were two vendors that are over 10% of the Company’s total purchases for the three months ended December 31, 2007 with each vendor individually accounting for about 11% and 12%. Accounts payable to the vender amounted to $0 as of December 31, 2007.

There was no customer that accounted for more than 10% of the total sales for the six months ended December 31, 2008 and 2007.

NOTE 15– STOCKHOLDERS’ EQUITY

6,313,617 shares of common stock were issued to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement of the Company’s common stock that was completed on December 26, 2007 (the “Private Placement”). If any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Exchange Agreement, and the Company cannot undo such governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the Investors within sixty (60) days of the occurrence of such governmental action, then, upon written demand from an Investor, the Company shall promptly, and in any event within thirty (30) days from the date of such written demand, pay to that Investor, as liquidated damages, an amount equal to that Investor’s entire Investment Amount with interest thereon from the Closing date until the date paid at the rate of 10% per annum. As a condition to the receipt of such payment, the Investor shall return to the Company for cancellation of the certificates evidencing the Shares acquired by the Investor under the Agreement. In accordance with EITF D-98: “Classification and Measurement of Redeemable Securities”, the Company has classified the equity as temporary equity, as “Common Stock, $.001 par value, 6,313,617 shares subject to redemption”.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

977,948 shares were issued to the consultants relating to the Private Placement. Net proceeds from the Private Placement were $18,602,723, of which $188,388 was received in January 2008. The direct costs related to this placement, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. The total of $4,250,000 was placed in escrow and booked as restricted cash. The total of $4,250,000 in escrow is pursuant to a Securities Purchase Agreement and the Holdback Make Good Agreement entered into in connection with the placement for the following:

1.	$2,000,000 is held pending the company hiring a qualified CFO. The Company appointed a CFO in April 2008 and $2,000,000 was released to the Company accordingly.
2.
$2,000,000 is held pending the company hiring two independent directors, therefore constituting a majority independent directors in the board. The Company appointed a majority of independent directors in April 2008 and $2,000,000 was released to the Company accordingly.

3.	$250,000 is for the retaining of an Investors Relation firm. The company retained an Investors Relation firm in January 2008 and the money was released to the company on a monthly basis.

As of December 31, 2008, the balance of restricted cash is $134,478.

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

If the registration statement is not declared effective by the Commission within 150 days after the closing of the Private Placement (the “Effective Date”), the company will be obligated to pay liquidated damages to the Investors in amount equal to one percent (1%) of the principal amount subscribed for by the Investors starting from the first day following the Effective Date for each 30-day period (or part thereof) after the Effective Date until the registration statement is effective (“Effectiveness Damages”).  The aggregate of Filing Damages and Effectiveness Damages is subject to a cap of ten percent (10%). The Company incurred the Effectiveness Damages of $704,494.

As of December 29, 2008, the Company reached an agreement with the holders of a majority shares issued in the Private Placement to issue an aggregate of 213,484 shares of common stock to the Investors on a pro rata basis in lieu of the cash payment of the Effectiveness Damages.

NOTE 16 - STATUTORY RESERVES

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i)	Making up cumulative prior years' losses, if any;

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of December 31, 2008 and June 30, 2008 amounted to $2,578,042 and $1,882,797, respectively.

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Risk-free interest rate	2.27%
Expected life of the options	3 year
Expected volatility	252%
Expected dividend yield	0%

On April 8, 2008, the Company issued 35,000 stock options to two directors with an exercise price of $6 and term of two years. 10,500 options vested on June 29, 2008 and 24,500 options will vest on July 1, 2009. Compensation expense for the six months ended December 31, 2008 recorded was $31,845.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.87%
Expected life of the options	2 year
Expected volatility	540%
Expected dividend yield	0%

On April 23, 2008, the Company issued 40,000 stock options to the former CFO with an exercise price of $6 and term of two years. 12,000 options vested on June 29, 2008 and 28,000 options were forfeited due to the former CFO’s resignation. Compensation expense for the year ended June 30, 2008 recorded was $38,994.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	544%
Expected dividend yield	0%

On September 10, 2008, the Company issued 28,000 stock options to the CFO with an exercise price of $4 and term of two years.  The options will vest on July 1, 2009.  Compensation expense for the six months ended December 31, 2008 recorded was $36,845.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	584%
Expected dividend yield	0%

Options outstanding as of December 31, 2008 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$3.25-$6	121,500	1.8	$4.49	69,000	$4.15	-

The following table summarizes the options outstanding as of December 31, 2008:

Options Outstanding
Outstanding, June 30, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	-
Outstanding, December 31, 2008	121,500

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 18 - COMMITMENTS AND LEASES

In July 2007, the Company signed an office lease with the shareholder and started to pay the rent for $1,702 per month. The Company recorded rent expenses of $5,104 and $2,589 as rent expenses for the three months ended December 31, 2008 and 2007, respectively. The Company recorded rent expenses of $10,208 and $5,178 as rent expenses for the six months ended December 31, 2008 and 2007, respectively. Rent expenses for the 5 years after December 31, 2008 are as follows:

December 31, 2009	$20,417
December 31, 2010	20,417
December 31, 2011	20,417
December 31, 2012	20,417
December 31, 2013	20,417
Total	$102,085

NOTE 19 – SUBSEQUENT EVENTS

In January 2009, the Company issued an aggregate of 213,484 shares of restricted common stock on a pro rata basis to the Investors in the Private Placement. The issuance was a settlement of the Company’s contractual obligation of a cash payment to the Investors of $704,494 liquidated damages resulted from the late effectiveness of the Company’s registration statement filed with the Securities and Exchange Commission.

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We, through our indirect wholly owned subsidiaries, Techteam and Jintai, have two business segments: (i) research, development, production and distribution of humic acid organic liquid compound fertilizer (conducted through Techteam); and (ii) development, production and distribution of agricultural products (conducted through Jintai), namely, top-grade fruits, vegetables, flowers and colored seedlings. The fertilizer business has been our main business which generated 70.6% and 73.0% of our total revenues in the three months ended December 31, 2008 and 2007, respectively. In the six months ended December 31, 2008 and 2007, the fertilizer business has generated 79.2% and 76.1% of our total revenues, respectively.

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

Currently, we sell our products through a network of about 494 regional distributors covering 27 provinces in China. Roughly 20 million farmers are using our fertilizer products. We sold approximately 3,065 and 1,611 metric tons of our fertilizer products for the three months ended December 31, 2008 and 2007, respectively. In the six months ended December 31, 2008 and 2007, we sold approximately 7,435 and 4,901 metric tons of our fertilizer products respectively.

We have developed over 125 different fertilizer products, including six new products introduced to the market in the six months ended December 31, 2008. The leading five provinces by revenue for the three months ended December 31, 2008 are Shannxi (21.6%), Shandong (7.1%), Xinjiang (5.0%), Fujian (5.0%) and Guangdong (4.7%), in which we generated a total of $3,039,790 revenues, or approximately 43.4% of our total fertilizer sales from the sale of our fertilizer products for the quarter ended December 31, 2008. Our top five fertilizer products by revenue for the three months ended December 31, 2008 generated a total of approximately $1,189,097 or 24.1% of the total fertilizer sales during that period. Our top five fertilizer products by revenue for the six months ended December 31, 2008 generated a total of approximately $3,293,380 or 26.2% of the total fertilizer sales during that period.

We also export our humic acid organic liquid compound fertilizer to some foreign countries, including India, Ecuador, Pakistan and Lebanon through contracted distributors. Total revenues from exported fertilizer products currently account for approximately 0.3% of fertilizer sales for the three months ended December 31, 2008.

We conduct our research and development activities through our wholly owned subsidiary, Jintai, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

Recent Development

During the three months ended December 31, 2008, we launched two new fertilizer products under the Company’s high-end brand, Techteam. They generated approximately $366,161, or 7.4% of the revenues from our fertilizer products sold for the quarter ended December 31, 2008.

At December 31, 2008, we have completed the upgrades to our production facility, which will enable the Company to produce up to 15,000 metric tons of Humic Acid liquid fertilizer. We are constructing new production facilities in order to increase our annual fertilizer production capacity from the current 15,000 metric tons to 50,000 metric tons by using approximately $13 million of the net proceeds we received in the private placement consummated in December 2007 (the “Private Placement”). We anticipate our new production lines to commence actual production in August 2009.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2007.

The following table shows the operating results of the Company on a consolidated basis for the three months ended December 31, 2008 and 2007.

	Three months ended	Three months ended
	December 31, 2008	December 31, 2007
Net Sales	$7,000,126	$3,756,142
Cost of Goods Sold	2,901,306	1,621,220
Gross Profit	4,098,820	2,134,923
Selling Expenses	366,161	320,133
General and Administrative Expenses	586,645	1,023,345
Income from Operations	3,146,014	791,445
Total Other Income (expense)	(125,485)	(61,420)
Income Before Income Taxes	3,020,529	730,025
Provision for Income Taxes	362,676	-
Net Income	2,657,852	730,025

Net Sales

Total net sales for the three months ended December 31, 2008 increased $3,243,984, or 86.4%, from $3,756,142 for the three months ended December 31, 2007. The increase was the result of an increase in sales volume due to expansion of our Techteam’s sales network, the launch of new products and an increase of demand for Jintai’s fruit, flower and vegetable products during the holiday seasons.

Techteam’s net sales, which accounted for 70.6% of total net sales, were driven by the sales of humic acid organic liquid compound fertilizers. For the three months ended December 31, 2008, Techteam’s net sales increased $2,201,462, or 80.2%, to $4,945,026 from $2,743,564 for the three months ended December 31, 2007. Sales volume increased 61.2% to 2,688 tons for the three months ended December 31, 2008 from 1,667 tons for the three months ended December 31, 2007.

Jintai’s net sales, which include sales of agricultural products, namely top-grade fruits, vegetables, flowers and colored seedlings by using our existing and new fertilizers, increased $1,042,522, or 103.0%, to $2,055,100 for the three months ended December 31, 2008 from $1,012,578 for the same period in 2007. This increase was largely due to the strong demand for our various decorative flowers, such as butterfly orchids, big orchids and red leaf flowers during the holiday seasons. The sales for these three products accounted for 67.7% of Jintai’s sales for the three months ended December 31, 2008.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2008 increased $1,280,086, or 79.0%, to $2,901,306 compared to that for the three months ended December 31, 2007.

Cost of goods sold by Techteam for the three months ended December 31, 2008 increased $689,669, or 57.9%, to $1,880,375 compared to that for the same period in 2007. This increase was primarily due to increased sales. As a percentage of total net sales, cost of goods sold by Techteam approximated 26.9% and 31.7% for the three months ended December 31, 2008 and 2007, respectively.

Cost of goods sold by Jintai increased $590,416, or 137.1%, to $1,020,930 for the three months ended December 31, 2008 compared to that for the three months ended December 31, 2007. This increase was partly due to the increases in raw materials and allocated overhead due to the addition of new machinery and partly due to the weakening dollar. As a percentage of total net sales, cost of goods sold by Jintai approximated 14.6% and 11.5% for the three months ended December 31, 2008 and 2007, respectively.

Gross Profit

Total gross profit for the three months ended December 31, 2008 increased $1,963,897, or 92%, to $4,098,820 compared to $2,134,923 for the three months ended December 31, 2007. Gross profit margin approximated 58.6% and 56.8% for the three months ended December 31, 2008 and 2007, respectively.

Gross profit from Techteam increased $1,511,794, or 97.4%, to $3,064,651 for the three months ended December 31, 2008 from $1,552,859 for the three months ended December 31, 2007. Gross profit margin from Techteam sales approximated 62.0% and 56.6% for the three months ended December 31, 2008 and 2007, respectively.

Gross profit from Jintai increased $452,105, or 77.7% for the three months ended December 31, 2008, to $1,034,169 compared to $582,064 for the three months ended December 31, 2007. Gross profit margin from Jintai sales approximated 50.3% and 57.5% for the three months ended December 31, 2008 and 2007, respectively.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $366,161, or 5.2% of net sales for the three months ended December 31, 2008 as compared to $320,133, or 8.5% of net sales for the three months ended December 31, 2007, an increase of $46,028, or approximately 14.4%. Most of this increase was due to higher travel and lodging expenses for our sales representatives and higher salaries from our expanded sales force.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $586,645, or 8.4% of net sales for the three months ended December 31, 2008, as compared to $1,023,345, or 27.2% for the three months ended December 31, 2007, a decrease of $436,700. The decrease was largely attributable to the one time expenses incurred in the 2007 calendar year associated with the reverse merger and the Private Placement in the US.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the three months ended December 31, 2008 and 2007 were $125,485 and $61,420, respectively. We received an allowance income of $29,691 in the three months ended December 31, 2007 due to a government project. This did not happen in the same period in 2008. In addition, we received higher interest income in the three months ended December 31, 2007 due to higher savings.

Income Taxes

Techteam is subject to a preferred tax rate of 15% as a result of Techteam’s operation being classified as a High-Tech project under the new PRC Enterprise Income Tax Law (“EIT”) effective on January 1, 2008. Prior to that, Techteam enjoyed an income tax holiday until December 31, 2007, due to its status as a wholly foreign owned enterprise (“WFOE”) and the PRC regulations provided such a tax incentive through December 31, 2007. Therefore, Techteam incurred income tax expenses of $362,676 for the three months ended December 31, 2008, compared to $0 for the same period in the prior year.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption will last as long as the related EIT does not change.

Net Income

Our net income was $2,657,852 for the three months ended December 31, 2008, an increase of $1,927,827 or 264.1% from $730,025 for the three months ended December 31, 2007. The increase in gross profit was slightly offset by income taxes which were previously exempted. Net income as a percentage of total net sales approximated 38.0% and 19.4% for the three months ended December 31, 2008 and 2007, respectively.

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2007.

The following table shows the operating results of the Company on a consolidated basis for the six months ended December 31, 2008 and 2007.

	Six months ended	Six months ended
	December 31, 2008	December 31, 2007
Net Sales	$15,880,128	$10,947,163
Cost of Goods Sold	6,832,199	4,394,981
Gross Profit	9,047,929	6,552,182
Selling Expenses	582,537	471,838
General and Administrative Expenses	1,023,774	1,173,962
Income from Operations	7,441,618	4,906,382
Total Other Income (expense)	(301,679)	(144,585)
Income Before Income Taxes	7,139,939	4,761,797
Provision for Income Taxes	984,159	-
Net Income	6,155,780	4,761,797

Net Sales

Total net sales for the six months ended December 31, 2008 increased $4,932,965, or 45.1%, from $10,947,163 for the six months ended December 31, 2007. The increase was attributable to an increase of $4,238,206 in sales by Techteam and an increase of $694,759 in sales by Jintai.

Techteam’s net sales, which accounted for 79.2% of total net sales, were driven by the sales of humic acid organic liquid compound fertilizers. For the six months ended December 31, 2008, Techteam’s net sales increased $4,238,206, or 50.9%, to $12,570,527 from $8,332,321 for the six months ended December 31, 2007. Sales volume increased 38.8% to 6,802 tons for the six months ended December 31, 2008 from 4,901 tons for the six months ended December 31, 2007.

Jintai’s net sales increased $694,759, or 26.6%, to $3,309,601 for the six months ended December 31, 2008 from $2,614,842 for the same period in 2007. This increase was largely due to the strong demand for our various decorative flowers, such as butterfly orchids, big orchids and red leaf flowers during the holiday seasons. The sales for these three products accounted for 73.1% of Jintai’s sales for the six months ended December 31, 2008.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2008 increased $2,437.218, or 55.5%, to $6,832,199 compared to that for the six months ended December 31, 2007.

Cost of goods sold by Techteam for the six months ended December 31, 2008 increased $1,777,446, or 53.4%, to $5,106,321 compared to that for the same period in 2007. This increase was primarily due to the increased sales. As a percentage of total net sales, cost of goods sold by Techteam approximated 32.2% and 30.4% for the six months ended December 31, 2008 and 2007, respectively.

Cost of goods sold by Jintai increased $659,770, or 61.9%, to $1,725,877 for the six months ended December 31, 2008 compared to that for the six months ended December 31, 2007. This increase was primarily due to the increase in our sales volume, while the cost of goods sold as a percentage of net sales for the six months ended December 31, 2008 remains in the similar level as compared to that of the same period in 2007.

Gross Profit

Total gross profit for the six months ended December 31, 2008 increased $2,495,747, or 38.1%, to $9,047,929 compared to $6,552,182 for the six months ended December 31, 2007. Gross profit margin approximated 57% and 59.9% for the six months ended December 31, 2008 and 2007, respectively.

Gross profit from Techteam increased $2,460,759, or 49.2%, to $7,464,205 for the six months ended December 31, 2008 from $5,003,446 for the six months ended December 31, 2007. Gross profit margin from Techteam sales approximated 59.4% and 60.0% for the six months ended December 31, 2008 and 2007, respectively.

Gross profit from Jintai increased $34,989, or 2.3% for the six months ended December 31, 2008, to $1,583,724 compared to $1,548,735 for the six months ended December 31, 2007. Gross profit margin from Jintai sales approximated 47.9% and 59.2% for the six months ended December 31, 2008 and 2007, respectively.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $582,537 for the six months ended December 31, 2008, an increase of $110,699, or approximately 23.5% as compared to $471,838 for the six months ended December 31, 2007. Most of this increase was due to higher travel and salary expenses for our expended sales force. However, as a percentage of net sales, the selling expenses accounted for a less percentage of net sales for the six months ended December 31, 2008 as compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $1,023,774, or 6.4% of net sales for the six months ended December 31, 2008, as compared to $1,173,962, or 10.7% for the six months ended December 31, 2007, a decrease of $150,188. This was mainly attributed to the internal cost control in both US and China operations.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the six months ended December 31, 2008 and 2007 were $301,679 and $144,585, respectively. The increase in total other expenses was due to the carry over from the quarter ended June 30, 2008 of part of the liquidated damages the Company incurred arising from its contractual obligations to the Private Placement investors for the late effectiveness of our registration statement.

Income Taxes

Techteam incurred income tax expenses of $984,159 for the six months ended December 31, 2008, compared to $0 for the same period in the prior year.

As set forth above, Jintai is exempt from paying income tax.

Net Income

Our net income was $6,155,780 for the six months ended December 31, 2008, an increase of $1,393,983 or 29.3% from $4,761,797 for the six months ended December 31, 2007. The increase was mainly a result of our increased net sales. Net income as a percentage of total net sales approximated 38.8% and 43.5% for the six months ended December 31, 2008 and 2007, respectively.

Discussion of Segment Profitability Measures

Our business consists of two segments – the sales of fertilizer products through Techteam and the sales of agricultural products through Jintai. Each of the segments prepares its own quarterly and annual projections with regard to marketing, research and development, production and sales along with financial budgets.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and proceeds from our December 2007 Private Placement.

As of December 31, 2008, cash and cash equivalents were $15,079,265, a decrease of $1,533,151 from $16,612,416 as of June 30, 2008, primarily due to tax payments of $2,485,151. This does not include the restricted cash from our escrow account. Pursuant to the Securities Purchase Agreement and Holdback Escrow Agreement by and among the Company and the investors in the Private Placement, a total of $250,000 cash from the Private Placement proceeds was escrowed for investor relations purposes. The funds are released to the Company on a monthly basis to pay invoices issued by the Company’s investor relations firm. As of December 31, 2008, there was $134,478 left in the escrow account.

Based on our current operating plan, we anticipate spending approximately $2.5 million in our third fiscal quarter and approximately $3 million in our fourth fiscal quarter on the new production facilities. We believe that existing cash and cash equivalents balances, cash forecasted by management to be generated by operations and borrowings from existing credit facilities will be sufficient to meet our working capital and capital requirements for at least the next 12 months. However, if events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended December 31,
	2008	2007
Net cash provided by operating activities	714,571	5,317,938
Net cash used in investing activities	(1,925,229)	(9,295,255)
Net cash provided by financing activities	(320,470)	13,586,383
Effect of exchange rate change on cash and cash equivalents	(2,024)	34,412
Net increase in cash and cash equivalents	(1,533,151)	9,643,478
Cash and cash equivalents, beginning balance	16,612,416	81,716
Cash and cash equivalents, ending balance	15,079,265	9,725,194

Operating Activities

Net cash provided by operating activities was $714,571 for the six months ended December 31, 2008, a decrease of $4,603,367 from $5,317,938, net cash provided by operating activities for the same period in 2007. The decrease was mainly due to an increase in inventory, advances to suppliers and a decrease in tax payables.

Investing Activities

Net cash used in investing activities in the six months ended December 31, 2008 was $1,925,229, mainly due to the upgrades to the existing production line and additions made for our new production line. The net cash used in investing activities for the same period in 2007 was $9,295,255, mainly due to the acquisition of Techteam and advances for construction in progress of updating our greenhouse facilities and the initial construction of a new production line.

Financing Activities

Net cash used by financing activities in the six months ended December 31, 2008 totaled $320,470. The release of $58,914 from the escrow account was offset by the repayment of $379,384 of our loans. The net cash provided from financing activities for the same period in 2007 was $13,586,383, primarily due to the Private Placement.

On December 28, 2008 we paid off principal of $262,613 to Agriculture Bank Yangling Shifangqu Branch and extended another six-month loan. As of December 31, 2008, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date

Xi’an Commercial Bank Xincheng Branch	$2,188,439	Annual Interest Rate: 10.585%, repaid on a monthly basis	04/01/2009

Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	$554,405	Annual Interest Rate: 11.794%, repaid on a monthly basis	09/16/2009

Agriculture Bank Yanglingshifangqu Branch	$1,079,635	Annual Interest Rate: 7.02%, repaid on a monthly basis	06/29/2009

Total	$3,822,474

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Accounts Receivable

Our accounts receivable, net of allowance for doubtful accounts, was $4,540,866 as of December 31, 2008, compared to $3,590,552 as of June 30, 2008, an increase of $950,314. The increase is mainly to due our increased sales. Compared to accounts receivable, net of allowance for doubtful accounts as of September 30, 2008, the balance decreased $1,799,280.

Our allowance for doubtful accounts was $85,780 as of December 31, 2008 compared with $96,065 as of June 30, 2008, a decrease of $10,285 due to improvements we made to collect accounts receivable amounts that were greater than 90 days past due.

Inventories

We had inventory of $7,294,456 as of December 31, 2008 as compared to $3,988,979 as of June 30, 2008, an increase of $3,305,477. This increase was mainly due to the increased purchase of raw materials and packaging materials at Techteam for higher production demands in the next quarter and increased work in progress at Jintai to accommodate the demands during the Chinese New Year.

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

During the three months ended December 31, 2008, the Company was organized into two main business segments: produce fertilizer (Techteam) and agricultural products (Jintai).

Item3.	Quantitative and Qualitative Disclosures About Market Risk

This item does not apply to smaller reporting company such as us.

Item 4T.             Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)            Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II           OTHER INFORMATION

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2009, the Company issued an aggregate of 213,484 shares of restricted common stock on a pro rata basis to the thirty-one investors (the “Investors”) in the private placement consummated on December 26, 2007 (the “Private Placement”). The issuance was a settlement of the Company’s contractual obligation of a cash payment to the Investors of a total of $704,494 liquidated damages resulted from the late effectiveness of the Company’s registration statement filed with the Securities and Exchange Commission. Please refer to the Amendment to Registration Rights Agreement filed as Exhibit 10.1 to this report. The issuance was in reliance upon the registration exemption provided by Section 4(2) of the Securities Act.

Item 6.                Exhibits

(a) Exhibits

10.1 – Amendment to Registration Rights Agreement by and among the Company and Investors dated as of December 29, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: February 12, 2009	BY:	/s/Tao Li
Tao Li
President and Chief Executive Officer
(principal executive officer)

Date: February 12, 2009	BY:	/s/ Ying Yang
Ying Yang
Chief Financial Officer
(principal financial officer and accounting officer)