Form 10-Q
period 2009-03-31
China Green Agriculture, Inc.
filed 2009-05-11
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

3rd Floor, Borough A, Block A. No.181, South Taibai Road, Xi’an, Shaanxi Province,
_People’s Republic of China _______      710065__
 (Address of principal executive offices) (Zip Code)

______________+86-29-88266368______________
(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,595,186 shares of Common Stock, $.001 par value, were outstanding as of May 4, 2009.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets
	As of March 31, 2009 (Unaudited) and June 30, 2008	3

	Consolidated Statements of Income and Comprehensive Income For the Three and Nine Months Ended March 31, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2009 and 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements As of March 31, 2009 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4T.	Controls and Procedures.	35

PART II	OTHER INFORMATION

Item 6.	Exhibits	36

Signatures		37

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND JUNE 30, 2008
(UNAUDITED)

	March 31, 2009	June 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$13,632,961	$16,612,416
Restricted cash	118,318	193,392
Accounts receivable, net	6,866,974	3,590,552
Inventories	8,258,769	3,988,979
Other assets	111,311	128,091
Advances to suppliers	140,347	512,845
Total Current Assets	29,128,680	25,026,275

Plant, Property and Equipment, Net	17,564,935	18,199,456

Construction In Progress	8,184,068	5,115,492

Intangible Assets, Net	1,101,277	1,180,159

Total Assets	$55,978,960	$49,521,382

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,235,570	$232,417
Unearned revenue	58,935	88,950
Other payables and accrued expenses	481,526	455,228
Registration rights liability	-	506,142
Advances from other unrelated companies	324,957	344,628
Amount due to related parties	31,157	31,121
Taxes payable	1,470,549	5,878,275
Short term loans	3,681,197	4,201,925
Total Current Liabilities	7,283,892	11,738,686

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	20,519,255	20,519,255

Commitment	-	-

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 780,000,000 shares authorized, 12,281,569 shares issued and outstanding	12,282	12,068
Additional paid-in capital	2,016,604	1,200,077
Statuary reserve	2,988,308	1,882,797
Retained earnings	20,704,629	11,764,079
Accumulated other comprehensive income	2,453,990	2,404,419
Total Stockholders' Equity	28,175,813	17,263,442

Total Liabilities and Stockholders' Equity	$55,978,960	$49,521,382

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Net sales	$24,721,802	$15,382,089	$8,841,675	$4,434,926
Cost of goods sold	10,608,336	6,377,066	3,776,138	1,982,084
Gross profit	14,113,466	9,005,023	5,065,537	2,452,841
Operating expenses
Selling expenses	786,462	614,646	203,925	142,808
General and administrative expenses	1,432,514	1,430,762	408,740	256,800
Total operating expenses	2,218,976	2,045,408	612,665	399,608
Income from operations	11,894,490	6,959,615	4,452,872	2,053,233
Other income (expense)
Other income(expense)	4,862	39,647	207	655
Interest income	306,359	27,224	163,340	11,697
Interest expense	(560,257)	(284,361)	(112,334)	(86,761)
Bank charges	(1,560)	(6,442)	(130)	(4,939)
Total other income (expense)	(250,596)	(223,933)	51,083	(79,348)
Income before income taxes	11,643,894	6,735,682	4,503,955	1,973,886
Provision for income taxes	1,597,833	301,841	613,673	301,841
Net income	10,046,061	6,433,842	3,890,282	1,672,045
Other comprehensive items
Foreign currency translation gain	49,570	1,511,242	57,891	957,245
Comprehensive income	$10,095,631	$7,945,084	$3,948,173	$2,629,290

Basic weighted average shares outstanding	18,439,569	13,482,590	18,559,206	18,314,017
Basic net earnings per share	$0.54	$0.48	$0.21	$0.09
Diluted weighted average shares outstanding	18,440,958	13,482,590	18,560,594	18,314,017
Diluted net earnings per share	$0.54	$0.48	$0.21	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$10,046,061	6,433,842
Adjustments to reconcile net income to net cash
provided by operating activities

Share capital contribution - rental and interest paid by shareholders	-	32,656
Issuance of stock options for compensation	112,247	-
Depreciation	1,121,989	703,271
Amortization	80,267	78,693
Decrease / (Increase) in current assets
Accounts receivable	(3,269,466)	256,854
Other receivables	12,465	79,100
Inventories	(4,261,570)	(3,696,399)
Advances to suppliers	372,837	(45,061)
Other assets	6,528	(16,581)
(Decrease) / Increase in current liabilities
Accounts payable	1,002,165	131,130
Unearned revenue	(30,100)	33,561
Tax payables	(4,411,497)	1,855,704
Other payables and accrued expenses	199,071	(365,254)
Net cash provided by operating activities	980,997	5,481,516

Cash flows from investing activities
Acquisation of plant, property, and equipment	(465,648)	(4,917,610)
Advances for construction in progress	-	(409,841)
Additions to construction in progress	(3,059,913)	(20,655)
Net cash used in investing activities	(3,525,561)	(5,348,106)

Cash flows from financing activities
Repayment of loan	(525,475)	(1,827,836)
Shares issuance cost	-	1,353,952
Proceeds issuance of shares subject to redemption	-	18,602,720
Restricted cash	75,074	(4,228,641)
(Payments)/proceeds to/from related parties	-	(642,342)
Net cash provided by (used in) financing activities	(450,401)	13,257,854

Effect of exchange rate change on cash and cash equivalents	15,509	513,415
Net increase (decrease) in cash and cash equivalents	(2,979,455)	13,904,679

Cash and cash equivalents, beginning balance	16,612,416	81,716
Cash and cash equivalents, ending balance	$13,632,961	$13,986,395

Supplement disclosure of cash flow information
Interest expense paid	$(339,203)	$(222,260)
Income taxes paid	$(2,734,352)	$-

Non Cash Transaction:
Stock issued for settlement of registration rights liability	$704,494	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”, “we”, “us”) was incorporated in 1987. On December 26, 2007, the Company acquired all of the issued and outstanding capital stock (the “Green Agriculture Shares”) of Green Agriculture Holding Corporation, a New Jersey corporation (“Green Agriculture” or “Green New Jersey”), through a share exchange (the “Share Exchange”).

Green Agriculture was incorporated on January 27, 2007 under the laws of the State of New Jersey. On August 24, 2007, Green Agriculture acquired 100% outstanding shares of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam Jinong”, “Techteam” or “Jinong”) which owns 100% equity of Xi’an Jintai Agriculture Technology Development Company (“Xi’an Jintai” or “Jintai”). Techteam is engaged in the research and development, manufacture, distribution and sale of humic acid based liquid compound fertilizer. It was incorporated in the People’s Republic of China on June 19, 2000 under the name of Yangling Techteam Jinong Humic Acid Product Co., Ltd.. On February 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed its name to Shaanxi Techteam Jinong Humic Acid Product Co., Ltd.

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

As a result of the Share Exchange on December 26, 2007, the Company’s corporate structure is as follows:

The Company, through its subsidiaries has two business segments: Techteam Jinong’s main business is to produce and sell fertilizers, and Xi’an Jintai’s main business is to conduct research and development on new fertilizer products and sell high quality agricultural products.

NOTE 2 – BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 2008. The results of the nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2009.

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TechTeam Jinong and Xi’an Jintai. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of March 31, 2009 and June 30, 2008, cash and cash equivalents amounted to $13,632,961 and $16,612,416, respectively.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. As of March 31, 2009 and June 30, 2008, the Company had accounts receivable of $6,866,974 and $3,590,552, net of allowance for doubtful accounts of $62,999 and $96,065, respectively.

Advances to suppliers

The Company provides advances to certain vendors for purchase of its material. As of March 31, 2009 and June 30, 2008, the advances to suppliers amounted to $140,347 and $512,845, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or net realizable value. Inventories consist of raw materials, work in process, finished goods and packaging materials.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of March 31, 2009 and June 30, 2008, the Company had unearned revenues of $58,935 and $88,950, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2009 and 2008, were $0 and $2,731, respectively. Advertising costs for the nine months ended March 31, 2009 and 2008, were $51,031 and $231,411, respectively.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of China Green Agriculture and Green Holding is the US dollar. The functional currency of Techteam Jinong and its subsidiary Xi’an Jintai is the Chinese Yuan or Renminbi (“RMB”). For the subsidiaries whose functional currencies are other than the US dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income amounted to $2,453,990 and $2,404,419 as of March 31, 2009 and June 30, 2008, respectively.

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

During the nine months ended March 31, 2009, the Company was organized into two main business segments: fertilizer production (Techteam) and agricultural products production (Jintai). The following tables present a summary of operating information and quarter-end balance sheet information for the nine and three months ended March 31, 2009 and 2008, respectively.

	For the three months ended March 31,
	2009	2008
Revenues from unaffiliated customers:

Fertilizer	$6,864,495	3,520,293

Agricultural products	1,977,180	914,633

Consolidated	$8,841,675	$4,434,926

Operating income :

Fertilizer	$4,028,758	1,764,790

Agricultural products	637,323	357,981

Reconciling item (1)		(69,538)

Reconciling item (2)	(169,652)	-

Reconciling item (2)—stock compensation	(43,557)	-

Consolidated	$4,452,872	$2,053,233

Net income:

Fertilizer	$3,465,314	$1,386,985

Agricultural products	637,352	346,123

Reconciling item (1)	826	(61,063)

Reconciling item (2)	(183,210)	-

Consolidated	$3,890,282	$1,672,045

Depreciation and Amortization:

Fertilizer	$403,739	$330,273

Agricultural products	7,560	-

Consolidated	$411,299	$330,273

Interest expense:

Fertilizer	$112,334	$86,761

Agricultural products	-	-

Reconciling item (2)	-	-

Consolidated	$112,334	$86,761

Capital Expenditure:

Fertilizer	$1,600,332	$148,952

Agricultural products	-

Consolidated	$1,600,332	$148,952

Identifiable assets:	As of 03/31/09	As of 06/30/08

Fertilizer	$48,170,528	$43,930,733

Agricultural products	7,547,286	4,601,269

Reconciling item (1)	142,828	795,988

Reconciling item (2)	118,318	193,392

Consolidated	$55,978,960	$49,521,382

	For the nine months ended March 31,
	2009	2008
Revenues from unaffiliated customers:

Fertilizer	$19,435,021	$11,852,614

Agricultural products	5,286,781	3,529,475

Consolidated	$24,721,802	$15,382,089

Operating income :

Fertilizer	$10,698,680	$5,850,358

Agricultural products	2,013,618	1,835,514

Reconciling item (1)	-	(69,588)

Reconciling item (2)	(705,561)	(656,669)

Reconciling item (2)—stock compensation	(112,247)	-

Consolidated	$11,894,490	$6,959,615

Net income:

Fertilizer	$9,041,228	$5,312,719

Agricultural products	2,013,881	1,835,760

Reconciling item (1)	7,384	(57,968)

Reconciling item (2)	(1,016,432)	(656,669)

Consolidated	$10,046,061	$6,433,842

Depreciation and Amortization:

Fertilizer	$1,119,014	$781,964

Agricultural products	83,242	-

Consolidated	$1,202,256	$781,964

Interest expense:

Fertilizer	$361,633	$284,361

Agricultural products	-	-

Reconciling item (2)	198,624	-

Consolidated	$560,257	$284,361

Capital Expenditure:

Fertilizer	$3,525,561	$5,348,106

Agricultural products	-	-

Consolidated	$3,525,561	$5,348,106

Identifiable assets:	As of 03/31/09	As of 06/30/08

Fertilizer	$48,170,528	$43,930,733

Agricultural products	7,547,286	4,601,269

Reconciling item (1)	142,828	795,988

Reconciling item (2)	118,318	193,392

Consolidated	$55,978,960	$49,521,382

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3 – INVENTORIES

Inventories consist of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Raw materials	$687,783	$77,000
Supplies and packing materials	877,623	207,138
Work in progress	6,236,221	3,570,127
Finished goods	457,142	134,714
Totals	$8,258,769	$3,988,979

NOTE 4 – OTHER ASSETS

As of March 31, 2009 and June 30, 2008, other assets comprised of the following:

	March 31, 2009	June 30, 2008
Other receivable	$69,091	$93,987
Promotion material	42,220	34,104
Total	$111,311	$128,091

Other receivables represent advances made to non-related companies and employees. The amounts were unsecured, interest free, and due on demand.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Building and improvements	$8,619,165	$8,795,804
Vehicles	23,782	23,753
Machinery and equipment	10,625,931	10,263,668
Agriculture assets	1,192,382	887,518
Total	20,461,260	19,970,743
Less: accumulated depreciation	(2,896,325)	(1,771,287)
Total property, plant and equipment	$17,564,935	$18,199,456

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $384,526 and $300,489, respectively. Depreciation expenses for the nine months ended March 31, 2009 and 2008 were $1,121,989 and $703,271, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

Construction in Progress:

As of March 31, 2009 and June 30, 2008, construction in progress, representing construction for a new product line, amounted to $8,184,068 and $5,115,492, respectively.

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Land use right, net	$901,024	$915,864
Technology know-how, net	200,253	264,295
Total	$1,101,277	$1,180,159

LAND USE RIGHT

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

A shareholder contributed the land use rights on August 16, 2001. The land use right was recorded at a cost of $1,064,202. The land use right is for fifty years. The land use right consists of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Land use right	$1,064,202	$1,062,898
Less: accumulated amortization	(163,178)	(147,034)
Total	$901,024	$915,864

CONTRIBUTION OF TECHNOLOGY

A shareholder contributed the technology to Techteam on August 16, 2001. The technology is recorded at a cost of $858,225. This technology is a formulation for the production of humic acid and is amortized over a period of 10 years. The technology consists of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Technology	$858,225	$857,174
Less: accumulated amortization	(657,972)	(592,879)
Total	$200,253	$264,295

Total amortization expenses of intangible assets for the three months ended March 31, 2009 and 2008 amounted to $26,774 and $29,784, respectively. Total amortization expenses of intangible assets for the nine months ended March 31, 2009 and 2008 amounted to $80,267 and $78,693, respectively.

Amortization expenses of intangible assets for the next five years after March 31, 2009 are as follows:

March 31, 2010	$107,107
March 31, 2011	107,107
March 31, 2012	49,892
March 31, 2013	21,284
March 31, 2014	21,284
Total	$306,674

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties was the advances from the Company’s officers and shareholders, which are unsecured, non-interest bearing and due on demand. As of March 31, 2009 and June 30, 2008, the amount due to related parties is $31,157 and $31,121, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Payroll payable	$13,864	$15,379
Welfare payable	173,378	178,500
Accrued expenses	180,932	148,070
Other levy payable	113,352	113,279
Total	$481,526	$455,228

NOTE 9 - LOAN PAYABLES

As of March 31, 2009 and June 30, 2008, the loan payables were as follows:

	March 31, 2009	June 30, 2008
Short term loans payable:
Xi’an Commercial Bank Xincheng Branch	$2,191,189	$2,188,502
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	555,101	554,421
Agriculture Bank Yanglingshifangqu Branch	934,907	1,459,002
Total	$3,681,197	$4,201,925

As of March 31, 2009, the Company had a loan payable of $2,191,189 to Xi’an Commercial Bank Xincheng Branch in China, with an annual interest rate of 10.585%, and due on April 1, 2009. The loan is pledge by the land use right and property of the Company. The Company renewed the loan with a term of one year and a new annual interest rate of 12.70%

As of March 31, 2009, the Company had a loan payable of $555,101 to Xi’an Beilin District Rural Credit Union Wenyibeilu Branch with an annual interest rate of 11.79%, and due on September 16, 2009. The loan is guaranteed by a former shareholder.

As of March 31, 2009, the Company had a loan payable of $934,907, to Agriculture Bank in China Yanglingshifangqu Branch, with an annual interest rate of 7.02% and due on December 28, 2009. The loan is guaranteed by a former shareholder.

The interest expenses from these short-term loans are $112,334 and $86,761 for three months ended March 31, 2009 and 2008, respectively. The interest expenses from these short-term loans are $361,633 and $284,361 for the nine months ended March 31, 2009 and 2008, respectively.

NOTE 10 - TAXES PAYABLE

Taxes payable consist of the following as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
VAT payable	$582,925	4,495,140

Income tax payable	525,716	1,038,651

Other levies	361,908	344,484

Total	$1,470,549	5,878,275

NOTE 11 – ADVANCES FROM UNRELATED COMPANIES

Advances from unrelated companies were $324,957 and $344,628 at March 31, 2009 and June 30, 2008, respectively. The advances were due on demand, unsecured and non interest bearing.

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

From January 1, 2008, TechTeam Jinong is subject to an income tax at a rate of 15%. Jintai is exempt from paying income tax for calendar year 2008 and calendar year 2009 as it produces the products which fall into the tax exemption list newly issued by the government.

The provision for income taxes as of March 31, 2009 and March 31, 2008 consisted of the following:

	2009	2008
Current income tax - Provision for China income and local tax	$1,597,833	$301,841
Deferred taxes	-	-
Total provision for income taxes	$1,597,833	$301,841

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of March 31, 2009 and 2008:

	2009	2008
Tax at statutory rate	34%	34%
Foreign tax rate difference	(19)%	(19)%
Net operating loss in other tax jurisdiction for where no benefit is realized	(1)%	(11)%
Total	14%	4%

United States of America

The Company has significant income tax net operating losses carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of $2,272,338 NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code. Due to the uncertainty of the realizability of the related deferred tax assets of $847,582, a reserve equal to the amount of deferred income taxes has been established at March 31, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of March 31, 2009.

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

MAJOR CUSTOMERS AND VENDORS

There were three vendors accounted for more than 10% of the Company’s total purchases for the three months ended March 31, 2009 with each vendor individually accounting for about 16%, 15% and 10%. Accounts payable to those venders amounted to $0, $298,377 and $152,281 as of March 31, 2009.

There were three vendors that accounted for more than 10% of the Company’s total purchases for the three months ended March 31, 2008 with each vendor individually accounting for about 19%, 15% and 10%. Accounts payable to the vendor amounted to $0, $385, and $49,697 as of March 31, 2008.

There was no customer that accounted for more than 10% of the total sales for the nine months ended March 31, 2009 and 2008.

NOTE 15– STOCKHOLDERS’ EQUITY

On December 26, 2007 the Company issued 6,313,617 shares of common stock to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement (the “Private Placement”). If any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Exchange Agreement, and the Company cannot undo such governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the Investors within sixty (60) days of the occurrence of such governmental action, then, upon written demand from an Investor, the Company shall promptly, and in any event within thirty (30) days from the date of such written demand, pay to that Investor, as liquidated damages, an amount equal to that Investor’s entire Investment Amount with interest thereon from the Closing date until the date paid at the rate of 10% per annum. As a condition to the receipt of such payment, the Investor shall return to the Company for cancellation of the certificates evidencing the Shares acquired by the Investor under the Agreement. In accordance with EITF D-98: “Classification and Measurement of Redeemable Securities”, the Company has classified the equity as temporary equity, as “Common Stock, $.001 par value, 6,313,617 shares subject to redemption”.

The Company issued 977,948 shares of common stock to consultants relating to the Private Placement. Net proceeds from the Private Placement were $18,602,723, of which $188,388 was received in January 2008. The direct costs related to this placement, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. The total of $4,250,000 was placed in escrow and booked as restricted cash as of December 31, 2007. The total of $4,250,000 in escrow is pursuant to a Securities Purchase Agreement and the Holdback Make Good Agreement entered into in connection with the placement for the following:

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

As of March 31, 2009, the balance of restricted cash is $118,318.

In connection with the Securities Purchase Agreement and the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) and a lockup agreement (the “Lockup Agreement”). Among other things, the Securities Purchase Agreement: (i) establishes targets for after tax net income and earnings per share for our fiscal year ending June 30, 2009 at not less than $12,000,000 and $0.609, respectively (the “2009 Targets”); (ii) provides for liquidated damages in the event that PRC governmental policies or actions have a material adverse effect on the transactions contemplated by the Share Exchange (a “Material Adverse Effect”); and (iii) requires us to hire a new, fully qualified chief financial officer (“CFO”) satisfactory to the Investors. In order to secure our obligations to meet the 2009 profit target and earnings per share target, Mr. To has placed 3,156,808 shares of Common Stock (“2009 Make Good Shares”) into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. To, the Investors and the escrow agent named therein. In the event we do not achieve either of the 2009 Targets, the 3,156,808 shares of Common Stock will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that we meet the 2009 Targets, the 3,156,808 shares will be transferred to Mr. Tao Li.

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

As of December 29, 2008, the Company reached an agreement with the holders of a majority shares issued in the Private Placement to issue an aggregate of 213,484 shares of common stock to the Investors on a pro rata basis in lieu of the cash payment of the Effectiveness Damages. On January 16, 2009, the Company issued an aggregate of 213,484 shares of restricted common stock on a pro rata basis to the Investors in the Private Placement.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of March 31, 2009 and June 30, 2008 amounted to $2,988,308 and $1,882,797, respectively.

NOTE 17 – STOCK OPTIONS

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

On April 8, 2008, the Company issued 35,000 stock options to two directors with an exercise price of $6 and term of two years. 10,500 options vested on June 29, 2008 and 24,500 options will vest on July 1, 2009. Compensation expense for the nine months ended March 31, 2009 recorded was $47,767.

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

On September 10, 2008, the Company issued 28,000 stock options to the CFO with an exercise price of $4 and term of two years.  The options will vest on July 1, 2009.  Compensation expense for the nine months ended March 31, 2009 recorded was $64,480.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	584%
Expected dividend yield	0%

Options outstanding as of March 31, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$3.25-$6	121,500	1.55	$4.49	69,000	$4.15	$4,650

The following table summarizes the options outstanding as of March 31, 2009:

Options Outstanding
Outstanding, June 30, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	-
Outstanding, March 31, 2009	121,500

NOTE 18 - COMMITMENTS AND LEASES

In July 2007, the Company signed an office lease with the shareholder and started to pay the rent for $1,702 per month. The Company recorded rent expenses of $5,106 and $2,739 as rent expenses for the three months ended March 31, 2009 and 2008, respectively. The Company recorded rent expenses of $15,318 and $7,908 as rent expenses for the nine months ended March 31, 2009 and 2008, respectively. Rent expenses for the 5 years after March 31, 2009 are as follows:

March 31, 2010	$20,423
March 31, 2011	20,423
March 31, 2012	20,423
March 31, 2013	20,423
March 31, 2014	20,423
Total	$102,115

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We, through our indirect wholly owned subsidiaries, Techteam and Jintai, have two business segments: (i) research, development, production and distribution of humic acid based liquid compound fertilizer (conducted through Techteam); and (ii) development, production and distribution of agricultural products (conducted through Jintai), namely, top-grade fruits, vegetables, flowers and colored seedlings. The fertilizer business has been our main business which generated 77.6% and 79.4% of our total revenues in the three months ended March 31, 2009 and 2008, respectively. In the nine months ended March 31, 2009 and 2008, the fertilizer business has generated 78.6% and 77.1% of our total revenues, respectively.

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

Currently, we sell our products through a network of approximately 511 regional distributors covering 27 provinces in China. We sold 3,364 and 2,091 metric tons of our fertilizer products for the three months ended March 31, 2009 and 2008, respectively. In the nine months ended March 31, 2009 and 2008, we sold 10,799 and 6,992 metric tons of our fertilizer products respectively.

We have developed over 131 different fertilizer products, including six new products introduced to the market in the three months ended March 31, 2009. The leading five provinces by revenue for the three months ended March 31, 2009 are Shannxi (12.2%), Shandong (10.6%), Anhui (6.2%), Xinjiang (6.0%) and Henan (5.4%), which in total accounted for 40.5% of our total fertilizer sales from the sale of our fertilizer products for the quarter ended March 31, 2009. Our top five fertilizer products by revenue for the three months ended March 31, 2009 accounted for 24.4% of the total fertilizer sales during that period.

We also export our humic acid based liquid compound fertilizer to some foreign countries, including India, Ecuador, Pakistan and Lebanon through contracted distributors. Total revenues from exported fertilizer products currently account for approximately 0.4% of fertilizer sales for the three months ended March 31, 2009.

We conduct our research and development activities through our wholly-owned subsidiary, Jintai, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

Recent Developments

During the three months ended March 31, 2009, we launched six new fertilizer products under the Company’s high-end brand, Techteam. They generated approximately $146,213, or 2.1% of the revenues from our fertilizer products sold for the quarter ended March 31, 2009.

As of March 31, 2009, we have completed the construction of a three-story building totaling approximately 13,803 square meters (i.e., approximately 148,574 square feet) for our new production facility with an annual production capacity of up to 40,000 metric tons of our fertilizer products. We also completed the installation of the liquid fertilizer production line. While our current factory is already highly automated, our new addition will have the added feature of automatic packaging equipment which increases efficiency and further reduces reliance on manual labor. In addition, while we currently specialize in liquid fertilizer products, our new facility will give us the flexibility to expand into the production of highly concentrated fertilizer. We anticipate our new facility could commence actual production in August 2009 and we could ramp up to full utilization of our new facility over the three years thereafter when our total annual production capacity could be expanded to 55,000 metric tons considering our current production capacity of 15,000 metric tons.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008.

The following table shows the operating results of the Company on a consolidated basis for the three months ended March 31, 2009 and 2008.

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Net Sales	$8,841,675	$4,434,926
Cost of Goods Sold	(3,776,138)	(1,982,084)
Gross Profit	5,065,537	2,452,842
Selling Expenses	(203,925)	(142,808)
General and Administrative Expenses	(408,740)	(256,800)
Income from Operations	4,452,872	2,053,234
Total Other Income (expense)	51,083	(79,348)
Income Before Income Taxes	4,503,955	1,973,886
Provision for Income Taxes	(613,673)	(301,841)
Net Income	3,890,282	1,672,045

Net Sales

Total net sales for the three months ended March 31, 2009 increased $8,841,675, or 99.4%, from $4,434,926 for the three months ended March 31, 2008.

Techteam’s net sales, which accounted for 77.6% of our total net sales, were driven by the sales of humic acid based liquid compound fertilizers. For the three months ended March 31, 2009, Techteam’s net sales increased $3,344,201, or 95.0%, to $6,864,494 from $3,520,293 for the three months ended March 31, 2008. We have introduced 17 new products to the market during the past 12 months, which contributed approximately 63.8% to this increase. In addition, our recent upgrades to the current production facility increased annual capacity from 10,000 metric ton to 15,000 metric ton and enabled us to meet the strong demands for the fertilizer products. Sales volume increased 60.8% to 3,364 tons for the three months ended March 31, 2009 from 2,091 tons for the three months ended March 31, 2008.

Jintai’s net sales, which include sales of agricultural products, namely top-grade fruits, vegetables, flowers and colored seedlings by using our existing and new fertilizers, increased $1,062,547, or 116.2%, to $1,977,180 for the three months ended March 31, 2009 from $914,633 for the same period in 2008. This increase was largely due to the strong sales of our various decorative flowers, mainly butterfly orchids, big orchids and red leaf flowers during this year’s holiday seasons. The sales for these three products accounted for 82.6% of Jintai’s sales for the three months ended March 31, 2009.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2009 increased $1,794,054, or 90.5%, to $3,776,138 for the three months ended March 31, 2008.

Cost of goods sold by Techteam for the three months ended March 31, 2009 increased $1,058,520, or 70.5%, to $2,560,795 compared to the same period in 2008. As a percentage of total net sales, cost of goods sold by Techteam approximated 29.0% and 33.9% for the three months ended March 31, 2009 and 2008, respectively.

Cost of goods sold by Jintai increased $735,534, or 153.3%, to $1,215,343 for the three months ended March 31, 2009 compared to that for the three months ended March 31, 2008. This increase was partly due to the increases in raw materials and allocated overhead as a result of the addition of new machinery. As a percentage of total net sales, cost of goods sold by Jintai approximated 13.7% and 10.8% for the three months ended March 31, 2009 and 2008, respectively.

Gross Profit

Total gross profit for the three months ended March 31, 2009 increased $2,612,695, or 106.5%, to $5,065,537 compared to $2,452,842 for the three months ended March 31, 2008. Gross profit margin approximated 57.3% and 55.3% for the three months ended March 31, 2009 and 2008, respectively.

Gross profit from Techteam increased $2,285,681, or 113.3%, to $4,303,699 for the three months ended March 31, 2009 from $2,018,018 for the three months ended March 31, 2008. Gross profit margin from Techteam sales approximated 62.7% and 57.3% for the three months ended March 31, 2009 and 2008, respectively. The increase in gross profit margin was mainly due to the relatively low purchase costs in packaging materials and the increasing focus on high-end products comparing to those of the same period a year ago.

Gross profit from Jintai increased $327,013, or 75.2% for the three months ended March 31, 2009, to $761,837 compared to $434,824 for the three months ended March 31, 2008. Gross profit margin from Jintai sales approximated 38.5% and 47.5% for the three months ended March 31, 2009 and 2008, respectively. The decrease in gross profit margin was primarily due to the increasing amortization as a result of the greenhouse upgrades in March 2008. In addition, we adjusted our sales price on decorative flowers to make them more competitive given the entry of more competitors in this field and the slow-down of the overall economy.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $203,925, or 2.3% of net sales for the three months ended March 31, 2009 as compared to $142,808, or 3.2% of net sales for the three months ended March 31, 2008, an increase of $61,117, or approximately 42.8%. Most of this increase was due to an increase in the number of sales representatives, marketing expenses for our new products and freight-out expenses.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $408,740, or 4.6% of net sales for the three months ended March 31, 2009, as compared to $256,800, or 5.8% for the three months ended March 31, 2008, an increase of $151,940. The increase was largely attributable to professional and management compensation expenses related to the Company’s status as a public company in the US.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended March 31, 2009 was $51,083 and total other expenses for the three months ended March 31, 2008 were $79,348. The increase of $130,431 was mainly due to the interest income from a certificate of deposit.

Income Taxes

Techteam is subject to a preferred tax rate of 15% as a result of Techteam’s operation being classified as a High-Tech project under the new PRC Enterprise Income Tax Law (“EIT”) effective on January 1, 2008. Techteam incurred income tax expenses of $613,673 for the three months ended March 31, 2009, compared to $301,841 for the same period in the prior year, an increase of $311,832, primarily contributable to our increased operating income.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption will last as long as the related EIT does not change.

Net Income

Our net income was $3,890,282 for the three months ended March 31, 2009, an increase of $2,218,237 or 132.7% from $1,672,045 for the three months ended March 31, 2008. The increase in net income was largely due to the increase in net sales. Net income as a percentage of total net sales approximated 44.0% and 37.7% for the three months ended March 31, 2009 and 2008, respectively.

NINE MONTHS ENDED MARCH 31, 2009 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2008.

The following table shows the operating results of the Company on a consolidated basis for the nine months ended March 31, 2009 and 2008.

	Nine months ended	Nine months ended
	March 31, 2009	March 31, 2008
Net Sales	$24,721,802	$15,382,089
Cost of Goods Sold	(10,608,336)	(6,377,066)
Gross Profit	14,113,466	9,005,023
Selling Expenses	(786,462)	(614,646)
General and Administrative Expenses	(1,432,514)	(1,430,762)
Income from Operations	11,894,490	6,959,615
Total Other Income (expense)	(250,596)	(223,933)
Income Before Income Taxes	11,643,894	6,735,682
Provision for Income Taxes	(1,597,833)	(301,841)
Net Income	10,046,061	6,433,842

Net Sales

Total net sales for the nine months ended March 31, 2009 increased $9,339,713, or 60.7%, from $15,382,089 for the nine months ended March 31, 2008.

Techteam’s net sales, which accounted for 78.6% of total net sales, were driven by the sales of humic acid based liquid compound fertilizers. For the nine months ended March 31, 2009, Techteam’s net sales increased $7,582,407, or 64.0%, to $19,435,021 from $11,852,614 for the nine months ended March 31, 2008. We have introduced 17 new products to the market during the past 12 months, which contributed approximately 49.8% to this increase. In addition, our recent upgrades to the current production facility increased annual capacity from 10,000 metric ton to 15,000 metric ton and enabled us to meet the strong demands for the fertilizer products. Sales volume increased 54.4% to 10,799 tons for the nine months ended March 31, 2009 from 6,992 tons for the nine months ended March 31, 2008.

Jintai’s net sales increased $1,757,307, or 49.8%, to $5,826,782 for the nine months ended March 31, 2009 from $3,529,475 for the same period in 2008. This increase was largely due to the sales of our various decorative flowers, such as butterfly orchids, big orchids and red leaf flowers during this year’s holiday seasons. The sales for these three products accounted for 76.7% of Jintai’s sales for the nine months ended March 31, 2009.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2009 increased $4,231,270, or 66.4%, to $10,608,336 compared to that for the nine months ended March 31, 2008.

Cost of goods sold by Techteam for the nine months ended March 31, 2009 increased $2,835,966, or 58.7%, to $7,667,116 compared to that for the same period in 2008. As a percentage of total net sales, cost of goods sold by Techteam approximated 31.0% and 31.4% for the nine months ended March 31, 2009 and 2008, respectively.

Cost of goods sold by Jintai increased $1,395,305, or 90.3%, to $2,941,221 for the nine months ended March 31, 2009 compared to that for the nine months ended March 31, 2008. This increase was primarily due to the increase in purchases of seedlings and flowers. In addition, the maintenance costs have increased comparing to those a year ago. As a percentage of total net sales, cost of goods sold by Jintai approximated 11.9% and 10.1% for the nine months ended March 31, 2009 and 2008, respectively.

Gross Profit

Total gross profit for the nine months ended March 31, 2009 increased $5,108,441, or 56.7%, to $14,113,466 compared to $9,005,023 for the nine months ended March 31, 2008. Gross profit margin approximated 57.1% and 58.5% for the nine months ended March 31, 2009 and 2008, respectively.

Gross profit from Techteam increased $4,746,441, or 67.6%, to $11,767,905 for the nine months ended March 31, 2009 from $7,021,464 for the nine months ended March 31, 2008. Gross profit margin from Techteam sales approximated 60.5% and 59.2% for the nine months ended March 31, 2009 and 2008, respectively.

Gross profit from Jintai increased $362,002, or 18.3% for the nine months ended March 31, 2009, to $2,345,561 compared to $1,983,559 for the nine months ended March 31, 2008. Gross profit margin from Jintai sales approximated 44.4% and 56.2% for the nine months ended March 31, 2009 and 2008, respectively. The decrease in gross profit margin was primarily due to the increasing maintenance costs and amortization expenses as a result of the greenhouse upgrades in March 2008. In addition, we adjusted our sales price on decorative flowers to make them more competitive given the entry of more competitors in this field and the slow-down of the overall economy.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $786,462 for the nine months ended March 31, 2009, an increase of $171,816, or approximately 28.0% as compared to $614,646 for the nine months ended March 31, 2008. Most of this increase was due to higher travel and salary expenses for our expended sales force. However, as a percentage of net sales, the selling expenses accounted for 3.2% of net sales for the nine months ended March 31, 2009 as compared to 4% for the same period in the prior year.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $1,432,514, or 5.8% of net sales for the nine months ended March 31, 2009, as compared to $1,430,762, or 9.3% for the nine months ended March 31, 2008, an increase of $1,752.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the nine months ended March 31, 2009 and 2008 were $250,596 and $223,933, respectively. The increase in interest income was offset by an increase in interest expenses related to the liquidated damages the Company incurred in the quarter ended September 30, 2008 arising from its contractual obligations for the late effectiveness of our registration statement.

Income Taxes

Techteam incurred income tax expenses of $1,597,833 for the nine months ended March 31, 2009, compared to $301,841 for the same period in the prior year. The main reason for the increase is that Techteam enjoyed tax exemption during the first two quarters in the prior fiscal year due to its status as a wholly foreign owned enterprise (“WFOE”) and the PRC regulations provided such a tax incentive through December 31, 2007. The increased income tax is also attributable to our increased operating income.

As set forth above, Jintai is exempt from paying income tax under the PRC Enterprise Income Tax Law.

Net Income

Our net income was $10,046,061 for the nine months ended March 31, 2009, an increase of $3,612,219 or 56.1% from $6,433,842 for the nine months ended March 31, 2008. The increase was mainly a result of our increased net sales. Net income as a percentage of total net sales approximated 40.6% and 41.8% for the nine months ended March 31, 2009 and 2008, respectively.

Discussion of Segment Profitability Measures

Our business consists of two segments – the sales of fertilizer products through Techteam and the sales of agricultural products through Jintai. Each of the segments prepares its own quarterly and annual projections with regard to marketing, research and development, production and sales along with financial budgets.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of $18,602,723 from our private placement consummated in December 2007 (the “Private Placement”).

As of March 31, 2009, cash and cash equivalents were $13,632,961, a decrease of $2,979,455 from $16,612,416 as of June 30, 2008, primarily due to payments made with respect to our new production facility of $3,059,913. This does not include restricted cash from our escrow account. Pursuant to the Securities Purchase Agreement and Holdback Escrow Agreement by and among the Company and the investors in the Private Placement, a total of $250,000 cash from the Private Placement proceeds was escrowed for investor relations expenditures. The funds are being released to the Company on a monthly basis to pay invoices issued by the Company’s investor relations firm. As of March 31, 2009, there was $118,318 left in the escrow account.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended March 31,
	2009	2008
Net cash provided by operating activities	980,997	5,481,516
Net cash used in investing activities	(3,525,561)	(5,348,106)
Net cash provided by/ (used in) financing activities	(450,401)	13,257,854
Effect of exchange rate change on cash and cash equivalents	15,509	513,415
Net increase in cash and cash equivalents	(2,979,455)	13,904,679
Cash and cash equivalents, beginning balance	16,612,416	81,716
Cash and cash equivalents, ending balance	13,632,961	13,986,395

Operating Activities

Net cash provided by operating activities was $980,997 for the nine months ended March 31, 2009, a decrease of $4,500,519 from $5,481,516, net cash provided by operating activities for the same period in 2008. The decrease was mainly due to an increase in accounts receivable as a result of the strong sales in the second half of the quarter ended March 31, 2009 and a decrease in tax payables as a result of payment of an accrued income tax and VAT obligation.

Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2009 was $3,525,561, mainly due to the upgrades to the existing production line and additions made for our new production line. The net cash used in investing activities for the same period in 2008 was $5,348,106, mainly due to the acquisition of Techteam and advances for construction in progress of upgrading our greenhouse facilities.

Financing Activities

Net cash used by financing activities in the nine months ended March 31, 2009 totaled $450,401. The release of $75,074 from the escrow account was offset by the repayment of $525,475 of our short-term loans. The net cash provided from financing activities for the same period in 2008 was $13,257,854, primarily due to the Private Placement.

On March 13, 2009 we paid off principal of $146,079 to Agriculture Bank Yangling Shifangqu Branch. As of March 31, 2009, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date

Xi’an Commercial Bank Xincheng Branch	$2,191,189	Annual Interest Rate: 12.699%, repaid on a monthly basis	03/31/2010

Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	$555,101	Annual Interest Rate: 11.794%, repaid on a monthly basis	09/16/2009

Agriculture Bank Yanglingshifangqu Branch	$934,907	Annual Interest Rate: 7.02%, repaid on a monthly basis	06/29/2009
Total	$3,681,197

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Accounts Receivable

Our accounts receivable, net of allowance for doubtful accounts, was $6,866,974 as of March 31, 2009, compared to $3,590,552 as of June 30, 2008, an increase of $3,276,422. $3,052,933, the increase in accounts receivables at Techteam was mainly due to strong sales in March 2009. Compared to the balance of net accounts receivable as of December 31, 2008, the balance for Techteam increased $2,491,607 and that for Jintai decreased $160,962.

Our allowance for doubtful accounts was $62,998 as of March 31, 2009 compared with $96,065 as of June 30, 2008, a decrease of $33,066 due to improvements we made to collect accounts receivables that were greater than 90 days past due. Jintai did not have any allowance for bad debt as of March 31, 2009.

Inventories

We had inventory of $8,258,769 as of March 31, 2009 as compared to $3,988,979 as of June 30, 2008, an increase of $4,269,790. Of this increase, $1,524,232 was an increase in Techteam mainly due to the increased purchase of raw materials and packaging materials for higher production demands and $2,745,557 in Jintai as a result of the increased work in progress at Jintai to accommodate the demands for the decorative flowers and for new fertilizer products testing.

Accounts Payable

We had accounts payable of $1,235,570 as of March 31, 2009 as compared to $232,417 as of June 30, 2008, an increase of $1,003,153. Of this increase, $976,959 was due to increased purchases of raw materials and packaging materials at Techteam at the end of the quarter ended March 31, 2009, to prepare for the peak sales season in the next quarter.

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

During the three months ended March 31, 2009, the Company was organized into two main business segments: produce fertilizer (Techteam) and agricultural products (Jintai).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item does not apply to smaller reporting company such as us.

Item 4T.	Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

CHINA GREEN AGRICULTURE, INC.

Date: May 11, 2009	BY:	/s/Tao Li
Tao Li
President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2009	BY:	/s/ Ying Yang
Ying Yang
Chief Financial Officer
(principal financial officer and accounting officer)