Form 10-K
period 2009-06-30
China Green Agriculture, Inc.
filed 2009-09-17
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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
 (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number:  +86-29-88266368

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 Par Value Per Share	NYSE_Amex

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,902,260.54 as of December 31, 2008, based on the average bid and asked price ($2.67) of the Company’s common stock on such date as reported by the Over-the-Counter Bulletin Board.

The number of outstanding shares of the registrant’s common stock on September 3, 2009 was 22,681,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after June 30, 2009 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED JUNE 30, 2009

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements". Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors including risks described in “Risk Factors” in Item 1A of this Report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of September 10, 2009, US $1.00 = 6.83060 yuan (or 1 yuan = US$ 0.14640).

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

PART I

ITEM 1.	BUSINESS

Overview

We, through our indirect wholly owned subsidiaries in China, Techteam and Jintai, have two business segments: (i) research, development, production and distribution of humic acid based compound fertilizer (conducted through Techteam); and (ii) development, production and distribution of agricultural products (conducted through Jintai), namely, top-grade fruits, vegetables, flowers and colored seedlings. The fertilizer business has been, and will continue to be, our main business. The fertilizer business produced approximately 82.1% and 82.5% of our total revenues in the years ended June 30, 2009 and 2008, respectively.

Humic acid is an essential natural, organic ingredient for a balanced, fertile soil, and it is one of the major constituents of organic matter. All of our fertilizer products are certified as green food production material by China Green Food Development Center, an agency that reports to the Ministry of Agriculture in China.

Currently, we sell our products through a network of 530 regional distributors covering 21 provinces, 4 autonomous regions and 3 municipal cities in China.

We currently sell more than 130 different fertilizer products. We conduct our research and development activities through Techteam’s wholly-owned subsidiary, Jintai, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sale.

Our existing production facility was upgraded in December 2008 from a capacity of 10,000 metric tons to a capacity of 15,000 metric tons. We have completed the construction of a three-story building totaling approximately 13,803 square meters (i.e., approximately 148,574 square feet) for our new production facility. With the commencement of production of new facility in August 2009, we have a total annual capacity of 55,000 metric tons and we anticipate reaching a full utilization in three years.

Jintai’s existing greenhouse facility covers approximately 137,000 square meters. It consists of six intelligent greenhouses, made by ACM-China Greenhouse Engineering (Shanghai) Co., Ltd., the China branch of the Spanish manufacturer of greenhouse facilities. The facility is equipped with an advanced drip irrigation system supplied by Eldar-Shany Technology Co., Ltd. of Israel. We also have water purification equipment supplied by Beijing Nuobaijing Science & Technology Development Co., Ltd., a professional supplier of water purification facilities, which allow us to perform tests with water at different pH levels. We plan to build new greenhouse facility on a separate parcel of land of approximately 88 acres to expand our output of high quality agricultural products for commercial sale while providing an advanced testing field for our new fertilizer products.

Our History

The Company was incorporated under the laws of the state of Kansas on February 6, 1987 under the name Videophone, Inc.  The Company had no operations from December 1996 to December 2007. In October 2007, the Company was reincorporated in the state of Nevada, and, on December 26, 2007, acquired all of the issued and outstanding capital stock of Green New Jersey which owns 100% of the capital stock of Techteam through a share exchange (the “Share Exchange”). As a result of the Share Exchange, the Company owns 100% of Green New Jersey, which is a holding company for Techteam. The Share Exchange occurred simultaneously with a private placement of $20,519,255 on December 26, 2007.

After the acquisition of Green New Jersey, the Company changed its name to China Green Agriculture, Inc., effective February 5, 2008. The trading symbol changed from DCOV.OB to CGAG.OB on the same day. On March 9, 2009, the Company’s common stock was listed on NYSE Amex. The trading symbol changed to CGA.

Organization Structure

Our current corporate structure is set forth in the following diagram:

Recent Developments

In July 2009, the Company completed a public offering of its common stock for gross proceeds of $28,778,750.00. As previously reported, the Company intends to use all of the net proceeds to expand its existing research and development facilities through the construction of new intelligent green-houses, research and training centers. The Company estimates that these new facilities will require an aggregate investment of approximately $38.6 million over the course of two years.

The Company plans to build 12 new greenhouses over an 88 acre parcel of land to expand output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products. The new facility will continue to increase the Company’s capability to produce more products while shortening the new product development cycle, which allows us to get products to market quickly, thus increasing revenues and market share. In addition to developing new humic acid based fertilizer products, the Company is planning to develop other agricultural derivatives from humic acid, such as humic-acid based organic pesticides, which can provide additional revenue sources and increase profitability. The new facility is anticipated to reach full capacity in 2012.

The expanded research and development efforts will also support the new 40,000 metric ton production facility, which is the cornerstone of the Company’s growth strategy. The Company currently manufactures only liquid fertilizer products.  However, the new production facility is capable of producing both liquid and highly concentrated fertilizer (i.e. powdered fertilizer). The Company anticipates that it can reach full utilization of its 55,000 metric ton capacity over the next three years. The Company currently projects that sales volume can increase 40-45% with a utilization rate of 35%-38% by the end of the 2010 fiscal year.

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

Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process holds the nutrients in the soil solution and prevents them from leaching and prevents runoff. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilizing soils. The regular use of humic acid organic liquid compound fertilizer can reduce the use of fertilizer, insecticide, herbicide and water by 50% or more.  This mechanism is important to environmental protection, because it can prevent contamination of water sources caused by runoff.

In nature, humic acid improves soil structure and aeration, nutrient absorption, water retention.  It also increases soil’s buffering capacity against fluctuations in pH levels, and reduces soil crusting and erosion problems from wind and water as well as radical toxic pollutants.  Humic acid promotes the development of root systems, seed germination, and overall plant development.  It also enhances health, resistance to stress and overall appearance of plants.  We believe that there is no synthetic material currently known to match humic acid's effectiveness and versatility.

The pure humic acid used in our fertilizers is distilled and extracted from weathered coal by way of alkaline digestion and acid recrystallization. Our products are dark brown to black in color, and principally used as a foliar fertilizer (a liquid, water soluble fertilizer applied to a plant’s foliage by a fine spray so that the plant can absorb the nutrients through its leaves), or sprayed directly on soil or injected into the irrigation systems.  Benefits of using our products are to stimulate growth, yield, and protect plants from drought, disease and temperature damage while improving soil structure and enhancing soil fertility. We have a multi-tiered product line which offers 134 products, covering three product categories: Broad Spectrum Fertilizers for general use, Functional Fertilizers for the enhancement of certain characteristics and Tailored Fertilizers for very specific crops. In addition to liquid fertilizer products, our new facility is capable of producing powdered products and we have already obtained the necessary fertilizer registration certificates to enable us to produce such products.

During the fiscal year ended June 30, 2009, we earned $28,889,131 in gross revenues from our fertilizer products, or 82.1% of our total revenues.

Agricultural Products

Jintai, Techteam’s wholly-owned subsidiary, was formed for the research and development of humic acid fertilizers produced by Techteam. During the process of testing Techteam’s fertilizers, it produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. Jintai produces the following categories of products:

Top-grade flowers:  including principally, faber cymbidium and phalaenopsis. These two types of flowers are mainly distributed to the middle and high-end consumers in Shaanxi Province and its adjacent areas. Their seedlings are distributed across the country, primarily the southern regions of China.

Green vegetables and fruits:  including, principally, Holland cucumbers, sweet and colored pimientos and eggplant and Japanese watermelons which are distributed to middle and high-end consumers in Shaanxi Province, primarily in Xi’an city.

Multicolored seedlings: including, principally, photinia serrulata, which are distributed to customers across China.

During the year ended June 30, 2009, we earned $6,318,866 in gross revenues from the sale of our agricultural products, or 17.9% of our total revenues.

Fertilizer Manufacturing Process

Our production procedure is scientifically designed and our automated production line and strict quality control system ensure consistent high quality. Our fully-automated production line is run by a central control system and only needs the input of control technicians. The machinery and vats for the line are supplied by a local medical machinery manufacturer and the automated control systems were developed by us. Our access rights management system ensures that our proprietary ingredient mixes are protected at all times from being used by unauthorized personnel. Also, by linking our computer server with the electronic scales on each of the material input bins, the exact quantity of each element is delivered every time, thus maintaining quality and reducing waste. Our new production line, which can produce liquid fertilizer and powered fertilizer, is fully-automated and centrally controlled with a wireless panoramic audio and video monitoring system that allows connectivity with mobile terminals such as cell phones.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials that can be utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as our principal raw material because it is abundant and relatively cheap (about $50/metric ton). Although there are numerous weathered coal suppliers available to us, to date, we have been using, as our sole supplier Lupoling Coal Mine Industry and Trade Company of Jinzhong City located in the Shaanxi Province (“Lupoling”) because of the high-quality weathered coal it provides and its close proximity to our facility. We utilize spectral analysis technology to select the raw materials with the best quality, and we have specially-trained buyers to make sure that the quality and consistency of the raw materials are maintained.

In addition to weathered coal, we also use approximately 50 different components in our production process, including microelements such as sodium, calcium, zinc, iron and potassium, all of which can be readily obtained from numerous sources in local markets.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is purchased from 3 to 4 manufacturers. These materials are readily available.

Agricultural Products

The maternal plants of our top-grade flowers and multi-colored seedlings are mainly planted and cultivated in our research and development center maintained by Jintai. We purchase the seeds of green vegetables and fruits from the agents that import them. We apply fertilizers produced by Techteam to those products.

Inventory

For our fertilizer products, our efficient production methods allow us to maintain low inventory levels, which keeps inventory costs down. Raw materials and packaging materials are purchased based on production demands. Typically, we carry less than one month’s supply of such materials. The majority of sales orders are shipped directly to distributors after production. We normally carry finished goods up to a week and don’t have any working-in-process.

For our agricultural products, we carry a significant amount of inventory because we need a significant amount of agricultural products to serve as our research and development base for our fertilizer research and development.

Return Policy

The Company only accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2009, the Company did not experience any significant returns.

Industry and Principal Markets

Market

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 21 provinces, 4 autonomous regions and 3 municipal cities in China. The leading five provinces, which collectively accounted for 36.4% of our fertilizer revenue for the year ended June 30, 2009; are Shandong (9.5%), Shaanxi (8.3%), Heilongjiang (6.5%), Xinjiang (6.3%) and Anhui (5.9%). We believe this geographically diverse distribution protects our leading national market position from regional competitors. We also manufacture our humic fertilizer products for export to some foreign countries, including India, Ecuador, Pakistan and Lebanon, through contracted distributors. Total revenues from exported products currently account for less than 1% of our total sales revenue.

Our agricultural products are distributed through various distribution channels in Shaanxi and its neighboring provinces in China. For example, decorative flowers are usually sold to flower shops, luxury hotels, government agencies; fruits and vegetables are sold to high-end supermarkets and upscale restaurants; and seedlings are normally sold to city planning departments.

We utilize a multi-tiered product strategy that allows us to tailor our products to different needs and preferences of the different geographic regions across China with different climate and soil conditions which grow different crops with varied needs for fertilizers. For example, in Southern and Eastern China, farmers are able to grow high margin crops such as fruit and seasonal vegetables where climate and rainfall condition permits.  Therefore, they can gain more return on investment from using more expensive and specialized fertilizers. In the Northwest areas, however, where farmers’ low profit margin crops prevent them from investing too much in fertilizer, we market a broader spectrum, low-cost fertilizer.

During the fiscal year ended June 30, 2009, we produced and sold approximately 15,000 metric tons of organic fertilizer products per year. Our fertilizers are very concentrated liquids that generally require an application of approximately 120 milliliter (“ml”) per mu (1 mu = .165 acres).

Our research and development capabilities, which are described more fully below, allow us to develop products that are tailored to farmers’ specific needs in different regions, different crops, humidity, weather and soil conditions that require special fertilizers. For example, our “Red Medlar” product is specially designed for medlar (a small, brown, apple like fruit, hard and bitter when ripe and eaten only when partly decayed) in the Ningxia Autonomous Region.  This product can effectively increase medlar yield and protect it from foliar disease (the most common culprit for decreased yields of medlar) and at the same time increase the quality of the fruit.

Marketing

Our sales staff is trained to closely work with distributors and customers, providing professional advice on customizing our products to the customers’ needs and offering extensive customer support.  In addition, our sales staff educates and informs our customers by organizing training courses about agricultural techniques that are offered to the public on a regular basis.

We have a team of 8 marketing personnel in our principal office who collect and analyze marketing data from across 21 provinces, 4 autonomous regions and 3 municipal cities in China. By industry norms, we believe that our product development cycle of 3 to 9 months is relatively short. Because we collect information that includes the growth records of a variety of plants cultivated in different soil and climate conditions and feedback from our end-users, we are able to conduct nationwide market analysis, ascertain new product needs, estimate demand and customer demographics and develop new products that are tailored to current market needs.

Although we utilize television advertisements and mass media, the majority of our marketing efforts are conducted through joint activities with our distributors. TechTeam has approximately 120 independent contractors and 110 full-time employees in marketing and sales. Our staff works with and trains distributors and retail clients through lectures and interactive meetings. Our staff emphasizes the technological components of our products to help end-users understand the differences in products and how to use them. Word-of-mouth advertising and sample trials of new products in new areas are also an essential component of our marketing efforts. Also, we have set up nationwide hotlines to answer customer questions and have constructed an SMS text message platform to have real-time interaction with our customers.

Our best-selling fertilizers, which had the highest sales volumes for the fiscal year ended June 30, 2009, are listed below:

Ranking in Techteam	Product Names	Volume(Ton)	Revenues (US$)	Percent in total Revenues of our Fertilizer Products
1	100ml*40 Jin Jia	708.54	1,317,601.59	4.56%
2	100ml*40 Sheng Gen Zhuang Miao	543.83	1,059,099.85	3.67%
3	500ml*20 High-energy Iron, Zinc & Calcium	649.27	1,001,928.73	3.47%
4	250ml*20 Ding Hao	422.65	879,393.93	3.04%
5	500ml*20 Guo Kang Mei	357.90	832,491.79	2.88%

Seasonality

The peak selling season for our fertilizer products is from March through October. We experience seasonal variations in our revenues and our operating costs. Periods of cold weather may delay the application of the fertilizer, or render it unnecessary thereby reducing demand for our fertilizer products. During the fiscal year ended June 30, 2009, approximately 57.3% of our annual fertilizer sales volume occurred in the first fiscal quarter (summer) and the fourth fiscal quarter (spring), when demand for our fertilizer products typically peaks during planting season and prior to harvest. We have developed our customer base in southern China such as Hainan and Guangdong provinces, which have a warm winter, to mitigate the seasonal variations in our revenues.

The peak selling season for our agricultural products is from October through March the next calendar year during our second fiscal quarter (fall) and the third fiscal quarter (winter). During the period from October 2008 through March 2009, Jintai generated approximately $4.0 million, or 63.8% of annual sales of agricultural products. It was mainly due to the strong demand for our high-end fruits and decorative flowers during the holiday seasons.

Distribution, Sales Network and Customers

Fertilizer Products

The fertilizer product market is highly fragmented.  Our strategy is to operate our own sales network by establishing our distribution through contractual relationships with distributors, who distribute our products to wholesalers and retailers, and ultimately, the end-users.

Currently, we sell our products through a carefully constructed network of about 530 regional distributors covering 21 provinces, 4 autonomous regions and 3 municipal cities in China. We developed approximately 65 new distributors during the fiscal year ended June 30, 2009 and terminated approximately 15 distributors based on our evaluation of their performance.

The distributors sell our products to the smaller, local wholesale and retail outlets who then sell to the end-users (typically farmers). We do not grant provincial or regional exclusivity because there is currently no single distributor sufficiently strong enough to warrant exclusivity. We enter into non-exclusive written distribution agreements with chosen distributors that demonstrate their ability in local business experience and sufficient regional sales networks. The distribution agreements do not dictate distribution quantity because changes in local market condition and weather changes can dramatically affect sales quotas.

We have established representative offices and sales outlets in Beijing, Tianjin, Shanghai and Chongqing, with each office having three to four representatives. These regional offices allow us to more effectively coordinate national sales and marketing teams.  In addition, our sales department works closely with distributors in various provinces to promote our products, maintain our profile and to continue to cultivate relationships.

For the fiscal year ended June 30, 2009, sales through our top 10 distributors accounted for approximately 6.9% of our fertilizer product revenue, with the top distributor accounting for approximately 0.8% of fertilizer sales revenue. As we do not have a significant concentration of customers, we believe that the loss of any one customer would not have any significant effect on our business.

As of June 30, 2009, we had a backlog of orders in the amount of $164,278, while we had $230,000 in backlog orders as of June 30, 2008.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. The top-grade flowers are mainly distributed through our fertilizer distribution network; the green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an City, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products in the fiscal 2009. These customers accounted for  approximately 40.4% revenues of the total revenues of our agricultural products.

Ranking	Customer Name	Amount (USD)	Percentage as of Jintai's sales
1	Shaanxi Fengshu Yuanli Lvhua Co.	$563,510	8.91%
2	Hujiamiao Grocery Market	$521,038	8.24%
3	Taiyuan Yuanlong Lvhua Co.	$478,746	7.57%
4	Xinjiamiao Grocery Market	$401,873	6.35%
5	Shaanxi Qintong Agriculture Co.	$374,116	5.91%

Research and Development

We conduct our research and development activities through our wholly-owned subsidiary, Jiantai, through which we also sell high-quality flowers and green vegetables and fruits which are grown in our research greenhouses to airlines, hotels and restaurants. We own a 137,000 square meter research and development facility. Two of the main benefits of the green research and development facility are as follows: (i) it provides testing and an experimental data collection base for the function and feature of the new fertilizer products by imitating the various growing conditions and stages or cycle for a variety of plants, such as flowers, vegetables and seedlings on which the fertilizer is applied and (ii) the plants we produce can be sold to our customers to generate sales. Our research and development capabilities allow us to develop products that are tailored to farmers’ specific needs in different regions, different crops, humidity, weather and soil conditions that require special fertilizers.

In January 2007, we invested approximately $10 million to purchase and construct an advanced intelligent greenhouse to serve as our research and development base. We believe it has quickly become one of the leading green fertilizer research facilities in China. Flowers, fruits and vegetables that are grown for experimental testing of TechTeam’s humic acid organic liquid compound fertilizers in the greenhouses are of high quality and value and are sold to local supermarkets and airline companies. We sold approximately $6,318,866 of these products during the fiscal 2009.

In July 2009, we consummated an underwritten public offering of our common stock for gross proceeds of approximately $28.8 million. We intend to use all of the net proceeds from the offering to expand our existing research and development facilities through the construction of new intelligent green-houses, research and training centers. We plan to build 12 new greenhouses over an 88 acre parcel of land to expand output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products. The new facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to get products to market quickly, thus increasing revenues and market share. In addition to developing new humic acid based fertilizer products, we are planning to develop other agricultural derivatives from humic acid, such as humic-acid based organic pesticides, which can provide additional revenue sources and increase profitability. The expanded research and development efforts will also support the new 40,000 metric ton production facility, which is the cornerstone of the Company’s growth strategy. The Company currently manufactures only liquid fertilizer products.  However, the new production facility is capable of producing both liquid and highly concentrated fertilizer (i.e. powdered fertilizer).

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

2.           Feasibility Study Report: A team of five staff members correlate the data from across China and compile a written feasibility study report on the basis of the information collected detailing the product, expected market size, pricing, segmentation and competition.

3.           Research and Development Budget: A budget is prepared to determine the potential revenue and cost of developing the new product.

4.           Research and Development Approval: The budget report is presented for the CEO approval.

5.           Laboratory Sample and Test: Samples are made and tested in the laboratory using advanced spectral analysis equipment.

6.           Field Experiments:   Field experiments are carried out, usually in the greenhouse.

7.           Trial Sales.

8.           Mass Production.

New Products

With our strong and advanced research and development, we have developed more than 134 products and continue to develop new products.

During the fiscal year ended June 30, 2009, the following 15 new products were developed, which contributed $5,900,234 to the increase of our sales revenue for that period.

1. Sanbao:  Sanbao is a non-polluting fertilizer that has the ability to reverse damage previously caused by harsh chemical fertilizers. The product provides a variety of nutrient supplements, facilitates photosynthesis and promotes budding.  Sanbao also prevents the yellowing of leaves and improves the ratio of male to female flowers, resulting in higher pollination rates.  Fruit grown using Sanbao will be more resistant to cold and drought, and remain fresh for longer periods of storage or transportation.

2. Jinjia: Jinjia fertilizer is highly-concentrated, maximizing the absorbability rate in plants to 100%.  Jinjia promotes the synthesis of fruit sugars and acids, improves fruit appearance, and enhances water absorption through sand follicle cells.  Use of Jinjia will promote fruit growth and strengthen the connection between fruit and branches, preventing premature dropping.

3. Chongshifei: Chongshifei improves fruit color and speeds growth by 10-30%, allowing it to reach the market five to seven days earlier.  The product also increases fruit thickness and lengthens shelf life.

4. Concentrated Chongshifei: Concentrated Chongshifei dramatically improves soil conditions and inhibits the growth of soil-borne bacteria which lead to root degradation. Chongshifei products also improve fruit yields, increase vitamin and nutrient contents and hasten fruit ripening by seven to ten days.

5. Jinong Gaibao: Jinong Gaibao is produced by a special process of combining the highly purified humic acid and calcium-based multi-nutrient with the highly active, quickly absorbed features, and it can eliminate fruit cracking disease, yellow leaf disease, lobular disease and other physiological diseases, and  to prevent the tomato navel rot, cabbage and other dry calcium deficiency disease.

6. Tu Mo Bao Dian:  Tu Mo Bao Dian can enhance the activity of root system to increase the root of nutrient absorption, enhance the anti-freezing, drought, anti-sandstorm ability to promote early sprouting, early flowering, pollination rate,  and  promote plant growth robust, fruit enlargement, fruit flavor and  effectively prevent rot, dry disease, early defoliation incidence of disease and other diseases

7. Miao Qing：a new generation of products specifically developed to strengthen the immune system for transplanted seedlings. It stimulates root cell division, enhances photosynthesis and increases the immunity of new seedlings

8. Miao Wang：works as a medical treatment as well as a nutrition supplement for crops in general. It improves the overall development of the root system while increasing transplant survival rates and relieving the adverse effects from herbicides, pesticides and fungicides.

9. Chongshifei II：improves the soil, increases soil permeability, and inhibits bacterial growth in the soil which leads to root degradation. It improves the survival rate of transplant and grafted seedlings and accelerates growth.

10. Fu Guang Jia：promotes growth in crops by enhancing the absorption of nitrogen, phosphorus, and other nutrients. It reduces potassium deficiency and extends the shelf life of plants.

11. Hong Jia：reduces harmful effects caused by cold and/or frigid temperatures. It reduces the falling rate of flowers and fruits, cracking and premature aging due to potassium deficiency and naturally regulates the supply of nutrients to strengthen plants and branch stems. It improves resistance to plant disease, cold, drought, lodging, and over-watering.

12. Stabilized Growth Control for Cotton：a new generation of product promoting healthy growth of cotton by promoting pollination and protecting the flower and buds from falling. It also speeds up recovery after any damages to the cotton plant due to plant disease, drought, flood and lodging.

13. Dao Sheng: is specifically developed to strengthen the immune system for transplanted rice seedlings. It can effectively prevent rice from diseases, such as rice blast, rice sheath blight and check blight, while increasing output.

14. Jin Wang Ting: can be applied to crops in three different growing stages. It improves the development of the root system in the early stage, strengthens the vegetative parts (trunk, stems and leaves) and stimulates more buds in the flowering stage. It promotes fullness of the fruits and relieves the adverse effects from drought, flood and diseases in the last growth stage.

15. Xian Jian: hinders bacterial growth in the soil which leads to root degradation, improves the survival rate of transplant and grafted seedlings for melon and increases sugar and vitamin contents in melon.

In addition to developing new humic acid organic fertilizer products, we are carrying out some projects to develop derivatives from humic acid; examples are humic acid liquid film mulch, humic acid sodium fodder additives, highly concentrated humic acid powder fertilizer, humic acid-based pesticide and humic acid compound fertilizers. Also, some soil-less seeding and breeding of colored-leaf plants, rare-flowers and new species of fruits and vegetables are in the research stages.

Intellectual Property

Techteam is the holder of the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Registration Number	Valid Term

Jinong (“Farmers’ Helper”)	No. 1357523	01/28/2000—01/27/2010
	No. 3906984	05/07/2007—05/06/2017
Zhimeizi (“Make Plants Grow with Luster”)	No. 3724882	07/21/2005—07/20/2015

Lepushi (“Make Farming Pleasant”)	No. 3724883	10/21/2005—10/20/2015

Techteam is in the process of applying for the following trademark:

Trademark	Application Type	Application Number	Application Receipt Date (as evidence from Trademark Office’s Acknowledgment Receipt)

Libangnong (“Farmer’s Mighty Helper”)	Type 5 – for the application to pesticide and other chemical products	6253154	10/17/2007

	Type 1 – for the application to fertilizer and other chemical products	6253155	10/17/2007

A registered trademark is protected for a term of ten years, renewable for another term of ten years under the trademark law of the PRC, so long as an application for renewal is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Techteam has one patent for a fertilizer formulation and one pending patent application for our proprietary production line and manufacturing processes as follows:

Patent/Pending Patent Application	Type of Patent	Patent No. /Application No.	Inventor’s Name and Patent Holder	Date of Application	Date of Publication and Term
Patent: Production facility of Humic Acid Products	Utility Model Patent	Patent No.: ZL 2007 2 0031884.2	Inventor: Tao Li Patent Holder: Techteam	5/29/2007	5/14/2008; term: 10 years from
Pending Patent Application: Method and recipe of the water soluble humic acid fertilizers	Utility Model Patent	Application No.: 200710017334.x	Applicant: Techteam	2/1/2007	Pending.

The PRC Patent Law was adopted by the National People's Congress, the parliament in PRC, in 1984 and was subsequently amended in 1992 and 2000. A patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. Our patents are all utility models and subject to the ten years’ protection. Any use of patent without consent or a proper license from the patent owner constitutes an infringement of patent rights.

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

Competition

Fertilizer Products

Currently, our competitors are numerous small-sized local manufacturers, 3 to 4 larger national competitors, such as China Agritech, Inc., Qiqihaer Fuer Agriculture Co., Ltd., a company located at Heilongjiang Province in the PRC, Heze Exploitation Region Caozhou Chamurgy Co., Ltd. and Guangxi Beihai Penshibao Co., Ltd. and 2 to 3 international companies.

Small competitors are generally amino acid compound fertilizer producers, who are very price competitive. The smaller companies, however, tend to lack sufficient quality control or process control technologies which leads to inconsistent quality.

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

Our competitive position can be described in the following five aspects for our fertilizer products:

1. Nation-wide sales network

In this highly fragmented market, we were able to set up our own distribution channels with private distributors and link them together. We have over 530 distributors nationwide across 21 provinces, 4 autonomous regions and 3 municipalities which sell our products to retail stores scattered in villages and townships across China. Our distribution system and sales network is one of the largest in the humic acid fertilizer manufacturing industry in China. Most of our competitors, including larger competitors, do not have a sales team as large as ours that specializes in the sale of humic acid fertilizer products; however, certain of our larger competitors have better access in certain local markets due to years of cooperation they have had with particular local distributors. Despite  our existing wide sales network, we lack of full coverage in certain cities and counties. We are continuing to expand our sales network coverage to cover more areas where we have distributors and also expand our distribution to new areas.

2. Strong Research and Development

Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based at our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. As a result, 60%-70% of TechTeam’s experimental work can be done in the greenhouse, thereby speeding up product development cycles, and cutting costs without sacrificing accuracy of results. During the fiscal year ended June 30, 2009, we generated approximately $6,318,866 revenue from our research and development base (i.e. from the sale of Jintai’s agricultural products) and we anticipate that this source of revenue can grow in the future. We plan to build 12 new greenhouses over a 88-acre parcel of land to expand output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products. The new facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share. In addition to developing new humic acid based fertilizer products, we are planning to develop other agricultural derivatives from humic acid, such as humic-acid based organic pesticides, which can provide additional revenue sources and increase profitability. The new facility is expected to reach full capacity in 2012.

We believe that our greenhouse facility is in the leading position among our competitors including larger competitors; however, our larger competitors may have better understanding in certain local markets where they have developed over the years and have specifically formulated fertilizers for local plant, soil and climate conditions. We seek to diversify our fertilizers to benefit a wider range of plants.

3.  Well-known Brand

TechTeam believes that its customers’ purchasing decisions are often based on strong brand recognition. We are well recognized by end users in our specialty humic acid fertilizers; however, certain large international fertilizer producers and traders who import fertilizers to China, such as Cuikang of Cuikang (Hong Kong) Co., Ltd., a distributor for a British fertilizer company, Yara Phosyn Ltd., PRC have strong brand recognition and domestic customers generally perceive the quality of the imported products as higher or more stable than fertilizers currently produced in China.

4.  Automated Production Line and Process

All of our major production procedures are controlled by a centralized computer system that can only be accessed by authorized personnel as programmed by such system, and our 47,000 square meter production facility’s production line is fully automated. Our automated systems ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each of the material input bins. In addition, spectral analysis is used to accurately check the composition of materials. Management believes that our automated production line is one of the few advanced lines in our industry. We have patent protection for our proprietary production line; we currently have an annual production capacity of 15,000 metric tons. With the completion of the new production line, our maximum annual production capacity could reach 55,000 metric tons. However, there can be no assurance that our competitors will not develop similar production lines with larger production capacity.

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

Agricultural Products

The competition position for our agriculture products can be analyzed based on the following three main products’ types:

Top-grade flowers: (1) flowers: Our main competitors in Xi'an city and its surrounding regions are Western Lanhua Company, Ningdong Branch of State Forestry Administration. Management believes that our flower products have comparative advantages in terms of the advanced technologies they are based on, the superior species of the seedlings we select and the efficiency and stability of our products; (2) Flower seedlings. The main competitors of nationwide market are, Sanyi Agriculture Techology Co.,Ltd in Gansu Province, Yunnan QianHui Company. Our management believes that the qualities of our flower seedlings are superior and the performance of the seedlings is stable. In addition, unlike most of our competitors that lack comprehensive greenhouse facilities, our flower seedlings can be supplied all year long and are not limited to the change of seasons.

Green Vegetables and Fruits: Our competitors are mainly the vegetable planting centers and planters in Shaanxi, Shangdong and Gansu provinces that produce vegetables such as cucumbers and peppers. Our selling point, which distinguishes us from other competitors, is our Techteam Green Garden for pollution-free green vegetables and fruits. We apply our green fertilizer to our vegetables and fruits and the middle and high-end consumers recognize the advantages on that.

Multi-colored Seedlings: Our main competitors are Zhejiang Senhe Company and Chang’an Jiahe Seedling Co., Ltd. Our multi-colored seedlings, mainly red photinia serrulata, is pure in species. We offer a fair market price with quality plants that have higher survival rates.

Employees

We have a total of 201 full-time employees, of which 156 are employed by TechTeam and 45 are employed by Jintai.  Of TechTeam’s 156 employees, 29 are in administration, finance and research and development, 17 in production and logistics and 110 in marketing and sales. Of Jintai’s 45 full-time employees, 15 are in research and development, 7 in management and administration and 23 in technology and marketing. Jintai also has approximately an average of 100 temporary employees per year.

Government Regulation

Our products and services are subject to regulation by governmental agencies in the PRC and Shaanxi Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses and certificates as following:

“Green” Certification: All of our fertilizer products are certified by China Green Food Development Center (“CGFDC”), an agency that reports to the Ministry of Agriculture in China as green food production material. Our Green Food Production Material Certificate was issued on March 30, 2009 and will expire in March 2012.  The certificate is renewable with an application within 90 days prior to its expiration. Currently, CGFDC provides two different certification within the Green Food industry: namely, "Green Food Certification" which is granted to edible foods and "Green Food Production Material Certification" which is granted to production materials such as our fertilizer products that meet criteria such as standards that increase human safety and ecological protection of the environmental, in addition to promoting non-polluting product growth and the use of non-genetically modified raw materials. Prior to July 2007, the two categories mentioned above were under one category: the "Green Food Certificate." In an effort to improve social sustainable development and optimize the regulation of policy for the green food industry, CGFDC separated the certification system into categories.

Operating license:  Our operating license enables us to undertake research and development, production, sales and services of humic acid liquid fertilizer, sales of pesticides, and export and import of products, technology and equipment. The registration No. is 6100001020488, and it is valid from March 7, 2006 through March 6, 2010.  Once the term has expired, the license is renewable.

Fertilizer Registration:  Fertilizer registration is required for the production of fertilizer and issued by the Ministry of Agriculture of the PRC. The registration numbers are: Agriculture Fertilizer No. 0079, No. 1085, No. 1083, No. 1084, No. 467, No. 0865 and No. 0896. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Our certificates with No. 467, No. 0865 and No. 0896 are interim fertilizer registration certificates. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. Our other certificates as listed from No. 0079 through No. 1084 below are formal fertilizer registration certificates.

	Registration No.	Trademark	Product Name	Main Technique Index	Certificate Issuance Date	Expiration Date
1	No. 0079	Ji Nong	Formula Fertilizer (Special Type)	N+P2O5+K2O≥150g/l;Humic Acid≥20 g/l	12/31/2004	12/30/2009
2	No. 1085	Ji Nong	Humic Acid Liquid Fertilizer	Fe+Mn+Zn+B+Mo≥20 g/l; Amino acid ≥100 g/l	04/23/2008	04/22/2013
3	No. 1083	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥200g/l;Humic Acid≥40 g/l	04/23/2008	04/22/2013
4	No. 1084	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥350g/l;Humic Acid≥30 g/l	04/23/2008	04/22/2013
5	No. 467	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥23g/l;Humic Acid≥80g/l Cu+Fe+Mn+Zn+B+Mo≥60 g/l	03/19/2009	10/18/2010*
6	No.0865	Ji Nong	Refined Organic Fertilizer	N+P2O5+K2O≥10% ; organic matter≥30%	01/20/2009	01/19/2010*
7	No.0896	Ji Nong	Refined Organic Fertilizer	N+P2O5+K2O≥8% ; organic matter≥30%	04/27/2009	04/26/2010*

* Certificates No. 467, No. 0865 and No. 0896 are interim fertilizer registration certificates with a one-year term. The Company will apply the formal certificates before the expiration date.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Report before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

Risks Related to our Business

Our proprietary fertilizer formula may become obsolete which could materially adversely affect the competitiveness of our future fertilizer products. In addition, our proprietary fertilizer formula is in the process of applying for patent. There is no assurance such patent will be granted.

The production of our fertilizer products is based on our proprietary fertilizer formula. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging humic acid fertilizer products and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our proprietary formula becomes obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we entered into confidentiality agreements with our key employees, we cannot assure you if there would be any breach of such agreement in which case our rights over such proprietary fertilizer formula would be adversely affected.

In addition, Techteam is in the process of applying for patent for its proprietary formula under the name of Method and Recipe of the Water Soluble Humic Acid Fertilizers; however, the process of seeking patent protection can be lengthy and expensive and we cannot assure you that such patent application will result in patent being issued, or that existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantage.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

Our success depends, in part, on our ability to protect our proprietary technologies. Techteam is the patent holder of a patent named Production Facility of Humic Acid Products in the PRC. Our existing production facility is protected by such a patent. Our patents and patent applications may be challenged, invalidated or circumvented in the future. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to humic acid fertilizer production technology and related devices and machine patents involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards, to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Our sales have seasonal variations and adverse weather conditions could reduce demand for our products.

We will experience seasonal variations in our revenues and our operating costs due to seasonality. The peak selling season for our fertilizer products is from March through October. Periods of cold weather may delay the application of the fertilizer, or render it unnecessary thereby reducing demand for our fertilizer products. During the fiscal year ended June 30, 2009, approximately 57.3% of our annual fertilizer sales volume came from the first fiscal quarter (summer) and the fourth fiscal quarter (spring), when demand for our fertilizer products typically peaks during planting season and prior to harvest. The peak selling season for our agricultural products is from October through March the next calendar year during our second fiscal quarter (fall) and the third fiscal quarter (winter). During the period from October 2008 through March 2009, Jintai generated approximately $4.0 million, or 63.8% of annual sales of agricultural products. It was mainly due to the strong demand for our high-end fruits and decorative flowers during the holiday seasons. Although the peak selling seasons for our two business segments as referenced above can mitigate the seasonality in their combined revenues, since fertilizer products generated 82.1% of our total revenues, we may still experience seasonal variations. Further, if any natural disasters, such as a snowstorm, flood, drought, hail, tornadoes or earthquakes, occur, demand for our products would likely be reduced.

The industry in which we do business is highly fragmented and competitive and we face competition from numerous fertilizer manufacturers in China and elsewhere.

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies, it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. We also compete with a few large PRC national competitors. Although we have advanced automated humic acid based fertilizer production lines and a green house supported research and development center, we cannot assure you that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization could lead to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. If they are localized and become familiar enough of the type of fertilizer we produce, we may face additional competition. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price.

Our major competitors may be better able than we to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Any significant fluctuation in our production costs may have a material adverse effect on our operating results.

The prices for the raw materials and other inputs to manufacture our fertilizer products are subject to market forces largely beyond our control, including the price of weathered coal, our energy costs, mineral and non-mineral elements, and freight costs. The costs for these inputs may fluctuate significantly based upon changes in the economy and markets. Although we may pass any increase of such costs through to our customers, in the event we are unable to do so, we could incur significant losses and a diminution of our share price.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand, which could result in the loss of customers and net sales.

Weathered coal is the primary raw material that we use to manufacture our products. Although there are numerous weathered coal suppliers available to us, to date, we have been using, as our sole supplier Lupoling Coal Mine Industry and Trade Company of Jinzhong City located in the Shaanxi Province (“Lupoling”) because of the high quality weathered coal it provides and its closeness in location. If there are any business interruptions at Lupoling and we are unable to locate an alternative supply in a timely manner, we may not be able to meet customer demand, which could result in the loss of customers and net sales.

We may be subject to more stringent governmental regulation on our products.

The manufacture and sale of our agricultural products in the PRC is regulated by the PRC and the Shaanxi Provincial Government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to us. While we believe a more stringent standard will have a bigger impact on those manufacturers with poor quality products, we cannot assure you any regulatory change will not adversely affect our business.

If we cannot renew our five fertilizer registration certificates, we will be unable to sell some or all of our products. If we cannot receive the formal fertilizer registration certificates for our new products, powdered fertilizers, upon the expiration of the temporary registration certificates, we cannot continue to produce such new products.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. We have obtained formal Fertilizer Registration Certificates covering all of our liquid compound fertilizer products from the PRC Ministry of Agriculture. Four of our five liquid compound fertilizer registration certificates will expire in 2013, and one will expire on December 30, 2009. We have received two interim fertilizer registration certificates for our new products, powdered fertilizers, or refined organic fertilizer.

Our belief is that the PRC Ministry of Agriculture generally will grant an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China which will cause the termination of part or all of our commercial operations for fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our two interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to certain unexpected incidents occurred in China, including but not limited to the polluted baby formula accident originated from Sanlu Group in 2008, we cannot assure you that our formal fertilizer registration certificates can be obtained without delay or  can be obtained at all in which case our production could be adversely affected.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

To our knowledge, neither the production nor the sale of our products constitutes activities, or generate materials that create any environmental hazards or requires our business operations to comply with PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

We do not presently maintain business disruption insurance. Any disruption of the operations in our factories would damage our business.

Our operations could be interrupted by fire, flood, earthquake and other events beyond our control for which we do not carry adequate insurance. While we have property damage insurance and automobile insurance, we do not carry business disruption insurance, which is not readily available in China. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. We cannot assure you that we will not face liability in the event of the failure of any of our products. We cannot assure you that, especially as China’s domestic consumer economy and industrial economy continues to expand, product liability exposure and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets, such as the United States, where product liability claims are more prevalent.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Tao Li, our CEO, President and Chairman of the Board. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Li will continue to be available to us, or that we will be able to find a suitable replacement for him. We do not carry key man life insurance for our key personnel. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future. If we are unsuccessful in our efforts in this regard, it could have an adverse effect on our business, financial condition, results of operations and share price.

Mr. Tao Li, our Chairman, President and CEO may not devote all of his time into our business.

Our Chairman, President and CEO, Mr. Tao Li, also serves as Chairman of Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company that is engaged in hi-tech application fields in China. This may give rise to a conflict of interest for Mr. Li in allocating his time to each business.  While Mr. Li anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we will be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K for our fiscal year ending June 30, 2010. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.

Risks Related to Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals (Source: President Hu’s Report at 17th Party Congress). Policies of the PRC government can have significant effects on economic conditions in China. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

·	changes in laws, regulations or their interpretation
·	confiscatory taxation
·	restrictions on currency conversion, imports or sources of supplies
·	expropriation or nationalization of private enterprises

Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, and the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and almost all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years (Source: National Bureau of Statistics of China and Xinhuanet.com), we cannot assure you that such growth will continue. The humic acid based fertilizer industry in the PRC is growing (Source: Ministry of Agriculture in the PRC), according to the PRC National Bureau of Statistics, the PRC’s economy expended 6.8% from a year earlier in the fourth quarter of 2008, which means that a full-year growth for 2008 was 9.0%. It is the first time since 2002 that China has expanded by less than 10% annually. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, it has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products do not rise at a rate that is sufficient to fully absorb inflation-driven increases in our costs of supplies, our profitability can be adversely affected.

During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

TechTeam and Jintai are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, TechTeam and Jintai. As a result of our holding company structure, we rely entirely on dividends payments from TechTeam and Jintai, our subsidiaries in PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time and administrative delay from the China State Administration of Foreign Exchange (“SAFE”), the approval of which is necessary to obtain and remit foreign currency. Furthermore, if Green New Jersey, TechTeam or Jintai incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from TechTeam and Jintai’s operations, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars be reduced and therefore could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Techteam constitutes a Round-trip Investment without the PRC Ministry of Commerce (“MOFCOM”) approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Merger and Acquisition of Domestic Companies by Foreign Investors (the “2006 M&A Rules”), which became effective on September 8, 2006. According to   the   2006 M&A Rules, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned, directly or indirectly, by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) and their PRC affiliates. Under the 2006 M&A Rules, any Round-trip Investment must be approved by the MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Prior to obtaining the approval from the Shaanxi Department on August 3, 2007 and the approval from the Xi’an Administration for Industry and Commerce on August 24, 2007, pending the full payment of the purchase price, for Green New Jersey purchasing 100% capital stock of Techteam (the “Techteam Acquisition”), Techteam was a PRC business whose shareholders were two PRC individuals and a PRC entity, of which Mr. Tao Li was the controlling shareholder holding 52% of its shares. The PRC entity owned 66% of the shares of Techteam prior to the conversion of Techteam from a domestic company to a wholly foreign owned company. Mr. Tao Li is now our President, Chairman, Chief Executive Officer and significant shareholder. After the consummation of the transaction contemplated by the Share Exchange Agreement and a simultaneous private placement of $20,519,255 on December 26, 2007 (the “Private Placement”), Techteam received the Techteam Purchase Price on January 2, 2008 paid by Green New Jersey by using part of the Private Placement proceeds to Techteam’s shareholders. When Green New Jersey was incorporated on January 27, 2007 and when the Techteam Acquisition was approved, none of the shareholders of Green New Jersey was a PRC citizen. Immediately after the consummation of the Share Exchange Agreement, shareholders of Green New Jersey became our shareholders, among whom Yinshing David To became our controlling shareholder. To incentivize Mr. Tao Li in connection with the continuous development of Techteam’s business, a Call Option Agreement was entered into by and between Mr. Yinshing David To and Mr. Tao Li on December 24, 2007, pursuant to which Mr. Tao Li has the opportunity to acquire 6,535,676 shares of Common Stock, or Earn In Shares, which are majority of Mr. To’s common stock of our company, from Mr. To. All of the shares subject to the Call Option Agreement have been transferred to Mr. Tao Li as of February 24, 2009, and upon such transfer Mr. Li became our largest shareholder.  In addition, in conjunction with the Private Placement, Mr. To placed additional shares of common stock of our company held by him in an escrow account pursuant to the Make Good Escrow Agreement providing that such shares would be conveyed to investors for no additional consideration if certain 2009 performance targets were not met. In the event that we meet the 2009 targets, the escrowed shares will be transferred to Mr. Tao Li. On May 28, 2009, Mr. To executed a proxy to appoint Mr. Li as his proxy, with full power of substitution for and in his name, with respect to the escrowed shares, to vote and act or to give written consent at any shareholders’ meeting or at any time such escrowed shares are required to be voted or acted upon, further providing Mr. Li significant voting rights in the Company.

The PRC regulatory authorities may take the view that the Techteam Acquisition, the Share Exchange, the Call Option, Make Good Escrow and proxy arrangement are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the same PRC Individual who controlled Techteam became effective controlling party of a foreign entity that acquired ownership of Techteam. The PRC regulatory authorities may also take the view that the registration of the Techteam Acquisition with Shaanxi Department of Commerce and Administration of Industry and Commerce (“AIC”) in Xi’an may not be evidence that the Techteam Acquisition has been properly approved because the relevant parties did not fully disclose to the MOFCOM or AIC of the overall restructuring arrangements, the existence of the Share Exchange and its link with the Techteam Acquisition. The PRC legal counsel of Techteam has opinioned that the Techteam Acquisition did not violate any PRC law, which would include the 2006 M&A Rules.  We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Techteam Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Techteam Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of Techteam. Additionally, the PRC regulatory authorities may take the view that the Techteam Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of Techteam’s business operations through a series of contractual arrangements rather than an outright purchase of Techteam. We cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of Techteam’s business than if the Company had direct ownership of Techteam. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Techteam, our business and financial performance will be materially adversely affected.

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents and registration requirements for employee stock ownership plans or share option plans may subject our PRC resident beneficial owners or the plan participants to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE issued a public notice in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC domestic residents who are shareholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident shareholders are also required to amend their registrations with the local SAFE in certain circumstances. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75. After consultation with China counsel, we do not believe that any of our PRC domestic resident shareholders are subject to the SAFE registration requirement, however, we cannot provide any assurances that all of our shareholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Regulations on Employee Share Options may subject us and/or our PRC employees to regulatory liability.

Under the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, or the Individual Foreign Exchange Rules, issued on January 5, 2007 by the SAFE (“SAFE #78”), PRC citizens who are granted shares or share options by an overseas listed company (a company that is listed on a stock exchange) according to its employee share option or share incentive plan are required, through the PRC subsidiary of such overseas listed company or any other qualified PRC agent, to register with the SAFE and complete certain other procedures related to the share option or other share incentive plan. Foreign exchange income received from the sale of shares or dividends distributed by the overseas listed company may be remitted into a foreign currency account of such PRC citizen or be exchanged into RMB. Although our PRC citizen employees have been granted share options prior to our listing on NYSE Amex on March 9, 2009 and therefore are not subject to SAFE #78, any PRC citizen employees who will receive options in the future while we are listed on NYSE Amex or any other qualifying stock exchange shall be subject to SAFE #78. If we or our PRC citizen employees fail to comply with these regulations, we or our PRC option holders may be subject to fines and legal sanctions.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, such as H1N1 flu, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States and because almost all of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers and most of our directors or to enforce judgments of United States courts against us or our officers and most of our directors in the PRC.

Almost all of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries, TechTeam and Jintai, are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us and our officers and most of our directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and most of our directors of criminal penalties, under the United States Federal securities laws or otherwise.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. If our competitors engage in these practices they may receive preferential treatment, giving our competitors an advantage in securing business, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in our Stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

As of September 3, 2009, our Chairman, President and CEO, Mr. Tao Li, had the voting rights on 7,897,710, or 34.82% of our common stock outstanding. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of Mr. Li may differ from other stockholders.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with the NYSE Amex, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. During the past fifty-two weeks, our stock price has fluctuated from a low of $1.84 to a high of $33.00. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We may be required to take a substantial charge with respect to potential stock-based compensation.

In connection with our private placement in December 2007, our then largest shareholder, Mr. Yinshing David To, entered into an escrow agreement with the Company, the private placement investors and an escrow agent pursuant to which he agreed to deposit 3,156,808 shares of common stock of the Company, to be equitably adjusted for stock splits, stock dividends and similar adjustments, into escrow for satisfaction of certain "make good" provisions in the securities purchase agreement. In the escrow agreement, we established certain performance targets for our fiscal year ending June 30, 2009, including obtaining a minimum after tax net income threshold of at least $12,000,000 and obtaining an earnings per share of at least $0.60938 per share, in each case as defined, calculated and adjusted pursuant to the terms of the "make good" provisions of the securities purchase and escrow agreements.  We expect to achieve these targets for the fiscal year ended June 30, 2009. The escrow agreement provides that in the event that the fiscal year 2009 targets are not achieved, then the private placement investors will be entitled to receive distribution of the escrowed shares based on a pre-defined formula agreed to among the Company, the investors and Mr. To. If the 2009 targets are met, the escrowed shares will instead be released to Mr. Tao Li, our Chief Executive Officer, President and Chairman of the Board, and our current largest shareholder.  Pursuant to SFAS No. 123R, Accounting for Stock-Based Compensation, if the net income threshold is met and the shares are released back to Mr. Li, such release could be viewed as compensatory and trigger recognition of a non-cash expense equal to the fair value of the escrowed shares on the date of release. However, we did not recognize such a non-cash expense for the year ended June 30, 2009, as we believe it is inapplicable to the aforementioned situation regarding Mr. Li. Notwithstanding the foregoing, if it is subsequently determined that we should have in fact recognized the non-cash expense in accordance with SFAS No. 123R for the fiscal year ended June 30, 2009, our actual financial results for 2009 will be materially adversely affected and we may be required to restate certain or all of our financial statements for the fiscal year ended June 30, 2009 to reflect the amortization of the non-cash expense during the year. The restatement of our financial statements and the existence of a non-cash charge to earnings may have a material adverse effect on the market price of our common stock.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3rd floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi province, PRC, 710065. The office space is approximately 800 square meters in area. It is leased from the Group Company, which is controlled by Mr. Li, our Chairman, President and CEO, for a term of five years from January 2008 at an annual rent of $19,266, which is the market rate in that area.

We own a factory in Yang Ling Agriculture High-tech Demonstration Zone, situated in No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC, 712100. The factory occupies an aggregate of approximately 47,081 square meters of land and contains our production lines, office buildings, warehouses and research laboratories. The office buildings of 340 square meters are leased from the Group Company, which is controlled by Mr. Li, our Chairman, President and CEO, for a five-year term from July 1, 2007 at an annual rent of $4,091, which is the market rate in that area. The production lines have a capacity of 15,000 tons of fertilizer per annum. We have completed the construction of a three-story building totaling approximately 13,803 square meters (i.e., approximately 148,574 square feet) for our new production facility of up to 40,000 metric tons of our fertilizer products. The building was located adjacent to the 15,000 ton production facility.

TechTeam’s wholly owned subsidiary, Jintai, is located in Caotan Modern Agriculture Development Zone in the northern suburb area of Xi’an. Jintai has nine intelligent greenhouses and six affiliated buildings, occupying a total area of approximately 137,000 square meters.

There is no private ownership of land in China. All land ownership is held by the government of the PRC, its agencies and collectives. Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee. We own the land use rights for the land on which our manufacturing facility is situated, which has a term of 50 years from 2001. There is a mortgage on the land use right as of June 30, 2009 for a loan of $2,191,445 from Xi’an City Commercial Bank in China. We lease the 137,000 square meters of land used for our research and development facility from Xi’an Jinong Hi-tech Agriculture Demonstration Zone for 10 years from January 2008 with an annual rent of approximately $11,333.

ITEM 3  LEGAL PROCEEDINGS

We know of no material, active, pending or threatened proceeding against us, Green New Jersey, TechTeam or Jintai, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2009 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 22,681,425 shares of which were outstanding as of September 3, 2009, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of September 3, 2009. Since March 9, 2009, our common stock has been listed and traded on the NYSE Amex under the symbol “CGA”. From February August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

Table I below sets forth the high and low bid prices for our common stock for the fiscal quarters ended September 30, 2008 and December 31, 2008 based on reports of transactions on the Over-the-Counter Bulletin Board. Such prices reflect inter-dealer prices, without retail markup, markdowns or commissions and may not necessarily represent actual transactions.

Table I

Quarter Ended	High Bid	Low Bid
09/30/2008	$25.01	$0.00
12/31/2008	$3.40	$1.84

Table II below sets forth the high and low list prices for our common stock for the fiscal quarters ended March 31, 2009 and June 30, 2009 based on reports of transactions on the NYSE Amex.

Table II

Quarter Ended	High	Low
03/31/2009	$3.36	$3.35
06/30/2009	$8.59	$8.02

On September 10, 2009, the last sale price for our common stock on the NYSE Amex was $13.05 per share.

Holders

As of September 3, 2009, there were approximately 643 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiaries, Techteam and Jintai, to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency. Pleaser read “TechTeam and Jintai are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.” under Item 1A “Risk Factors” of this Report.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any formal equity compensation plans.

The following table sets forth the details of  outstanding options to purchase an aggregate of 75,000 of shares of our common stock that were granted to the directors and officers as of the date of this Report. The options have a term of two years from the applicable vesting date.

Name of Grantee	Exercise Price	Number of Common Stock Underlying the Options		Grant Date	Vest Date
Yizhao Zhang	$6.00	3,000		4/8/2008	6/29/2008
		7,000		4/8/2008	7/1/2009	(1)
		10,000	(2)

Barry Raeburn	$6.00	7,500		4/8/2008	6/29/2008
		17,500		4/8/2008	7/1/2009	(1)
		25,000

Huan Chen (3)	$6.00	12,000		4/23/2008	6/29/2008

Ying Yang	$4.00	28,000	(4)	9/10/2008	7/1/2009

Total:		75,000

(1)	If the director or officer is terminated prior to the vesting date, such unvested options will terminate immediately on the date of such termination.
(2)	On August 17, 2009, Yizhao Zhang exercised 10,000 shares of options in a cashless manner from which he received 5,681 shares of common stock.
(3)	Effective September 10, 2008, our former CFO, Mr. Huan Chen’s employment was terminated. Consequently, 28,000 unvested options were terminated effective September 10, 2008.
(4)	On August 17, 2009, Ying Yang exercised 28,000 shares of options in a cashless manner from which he received 19,938 shares of common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

On December 29, 2008, the Company reached an agreement with the holders of a majority shares issued in the private placement in 2007 to issue an aggregate of 213,484 shares of common stock to the thirty-one investors on a pro rata basis in lieu of the cash payment of the liquidated damages. On January 16, 2009, the Company issued an aggregate of 213,484 shares of restricted common stock on a pro rata basis to the investors.

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

Overview

We, through our direct and indirect wholly owned subsidiaries, Techteam and Jintai, have two business segments: (i) research, development, production and distribution of humic acid based compound fertilizer; and (ii) development, production and distribution of agricultural products, namely, top-grade fruits, vegetables, flowers and colored seedlings. The fertilizer business has been our main business which generated 82.1% and 82.5% of our total revenues in the years ended June 30, 2009 and 2008, respectively.

We employ a multi-tiered product strategy in which we tailor our products to different needs and preferences of the different geographic regions across China. Each region has varying climate and soil conditions and grows different crops which require different fertilizers to address local unique conditions. As of June 30, 2009, we developed and produced 134 different fertilizer products and sold approximately 15,042 and 10,677 metric tons for the years ended June 30, 2009 and 2008, respectively. The five provinces in which we had the most sales accounted for 36.4% of our fertilizer revenue for the year ended June 30, 2009.  Those provinces were Shandong (9.5%), Shaanxi (8.3%), Heilongjiang (6.5%), Xinjiang (6.3%) and Anhui (5.9%).

Our fertilizers are sold through a large number of distributors and we are not dependent on any one or group of distributors. As of June 30, 2009, we had approximately 530 distributors in China. The top five distributors accounted for 3.7% of fertilizer revenues for the year ended June 30, 2009.

We also export our humic acid based compound fertilizer to some foreign countries, including India, Ecuador, Pakistan and Lebanon through contracted distributors. Total revenues from exported products currently account for less than 1% of our sales revenue.

Through our wholly-owned subsidiary Jintai, we sell high quality flowers, green vegetables and fruits to airlines, hotels and restaurants, among other customers. We also currently use Jintai to conduct our fertilizer research and development activities. Jintai has a 137,000 square meter greenhouse facility. The leading five provinces, which accounted for 100% of our agriculture product revenue for the year ended June 30, 2009, were Shaanxi (79.0%), Shanxi (7.6%), Sichuan (5.7%), Gansu (4.2%) and Jilin (3.5%). Jintai’s top five distributors accounted for 37.0% of Jintai’s sales for the year ended June 30, 2009.

The peak selling season for our fertilizer products is from March through October. During the fiscal year ended June 30, 2009, approximately 57.3% of our annual fertilizer sales volume occurred in the first fiscal quarter (summer) and the fourth fiscal quarter (spring), when demand for our fertilizer products typically peaks during planting season and prior to harvest. We have developed our customer base in southern China such as Hainan and Guangdong provinces, which have a warm winter, to mitigate the seasonal variations in our revenues.

The peak selling season for our agricultural products is from October through March the next calendar year during our second fiscal quarter (fall) and the third fiscal quarter (winter). During the period from October 2008 through March 2009, Jintai generated approximately $4.0 million, or 63.8% of annual sales of agricultural products. It was mainly due to the strong demand for our high-end fruits and decorative flowers during the holiday seasons.

Recent Development

We have completed the construction of a new 40,000 metric ton production line facility adjacent to our existing 15,000 metric ton facility. Our new facility includes 27 vats for mixing ingredients and pharmaceutical grade, electronically calibrated measuring equipment spread over approximately 148,000 square feet. The new facility commenced production in August 2009 to meet the growing demand for our green fertilizer products. We are the first company in China to build an entirely automated manufacturing system which precisely measures and mixes key ingredients to formulate our humic acid compound fertilizer products. While our current facility incorporates a high degree of automation, new equipment has been added in the new facility to further increase efficiency and reduce reliance on manual labor. The advanced production techniques in the new facility reduce waste which in turn reduces costs. In addition, the new facility is capable of producing both liquid-based and powdered fertilizer products. We have received manufacturing permit  for powdered fertilizer products.

We plan to build new greenhouse facility over an 88-acre parcel of land to expand our output of high quality agricultural products for commercial sale while providing an advanced testing field for our new fertilizer products (“New Greenhouse”). While we anticipate that our fertilizer business will continue to generate most of our total revenue over the next four years, once our New Greenhouse reaches full output capacity, we anticipate a greater percentage of revenues from the sale of agricultural products.

The New Greenhouse requires an aggregate investment of approximately a total of $38.6 million over the course of two years. We received a total of approximately $28.8 million from a public offering of our common stock on July 24, 2009 and we anticipate the balance of the funds necessary will be provided by operating income.

Results of Operations

The following table shows the operating results of the Company on a consolidated basis for the fiscal years ended June 30, 2009 and 2008.

	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Net Sales	$35,207,997	$22,604,719
Cost of Goods Sold	14,712,066	9,792,856
Gross Profit	20,495,931	12,811,862
Selling Expenses	1,412,101	927,285
Operating and Administrative Expenses	1,993,817	2,567,661
Operating Income	17,090,013	9,316,917
Total Other Income (expense)	(294,043)	(845,916)
Income Before Income Taxes	16,795,970	8,471,001
Provision for Income Taxes	2,331,548	692,474
Net Income	14,464,422	7,778,527

Net Sales

Total net sales for the year ended June 30, 2009 were $35,207,997, an increase of $12,603,277, or 55.8%, from $22,604,719 for the year ended June 30, 2008.

Techteam’s net sales, which accounted for 82.1% of our total net sales, were driven by the sales of humic acid based compound fertilizers. For the year ended June 30, 2009, Techteam’s net sales increased $10,246,167, or 55.0%, to $28,889,131 from $18,642,964 for the year ended June 30, 2008. Sales volume increased 40.9% to 15,042 tons for the year ended June 30, 2009 from 10,677 tons for the year ended June 30, 2008. This increase was attributable to production capacity upgrades, the introduction of 15 new products and the net addition of 50 new distributors.

Jintai’s net sales, which include sales of agricultural products, namely top-grade fruits, vegetables, flowers and colored seedlings by using our existing and new fertilizers, increased $2,357,111, or 59.5%, to $6,318,866 for the year ended June 30, 2009 from $3,961,755 for the same period in 2008. This increase was largely due to the strong sales of our various decorative flowers, mainly butterfly orchids, big orchids and red leaf flowers during this year’s holiday seasons. The sales for these three products accounted for 71.0% of Jintai’s sales for the year ended June 30, 2009.

Cost of Goods Sold

Total cost of goods sold for the year ended June 30, 2009 were $14,712,066, an increase of $4,919,211, or 50.2%, from $9,792,856 for the year ended June 30, 2008.

Cost of goods sold by Techteam for the year ended June 30, 2009 were $11,173,236, an increase of $3,180,615, or 39.8%, from $7,992,621 for the same period in 2008. As a percentage of total net sales, cost of goods sold by Techteam approximated 31.7% and 35.4% for the years ended June 30, 2009 and 2008, respectively. The decrease in cost of goods sold is primarily attributable to the upgrade of our production lines, which resulted in increased efficiency and cost savings, and economies of scale achieved through increased production.

Cost of goods sold by Jintai for the year ended June 30, 2009 were $3,538,830, an increase of $1,738,595, or 96.6%, from $1,800,235 for the same period in 2008. As a percentage of total net sales, cost of goods sold by Jintai approximated 10.1% and 8.0% for the years ended June 30, 2009 and 2008, respectively. The direct material used by Jintai for the year ended June 30, 2009, which accounted for 86.7% of total cost of goods sold by Jintai, has increased 90.8% compared to the same period a year ago due to increasing demand for agricultural products.

Gross Profit

Total gross profit for the year ended June 30, 2009 increased $7,684,068, or 60.0%, to $20,495,931 compared to $12,811,863 for the year ended June 30, 2008. Gross profit margin approximated 58.2% and 56.7% for the years ended June 30, 2009 and 2008, respectively.

Gross profit from Techteam increased $7,065,552, or 66.3%, to $17,715,895 for the year ended June 30, 2009 from $10,650,343 for the year ended June 30, 2008. Gross profit margin from Techteam sales approximated 61.3% and 57.1% for the years ended June 30, 2009 and 2008, respectively. The increase in gross profit margin was mainly due to the relatively low purchase costs in packaging materials and the increasing focus on high-end and higher margin products comparing to a year ago.

Gross profit from Jintai increased $618,516, or 28.6% for the year ended June 30, 2009, to $2,780,036 compared to $2,161,520 for the year ended June 30, 2008. Gross profit margin from Jintai sales approximated 44.0% and 54.6% for the years ended June 30, 2009 and 2008, respectively. The decrease in gross profit margin was primarily due to additional amortization expenses relating to  greenhouse upgrades completed in March 2008.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $1,412,101, or 4.0% of net sales for the year ended June 30, 2009 as compared to $927,285, or 4.1% of net sales for the year ended June 30, 2008, an increase of $484,816 or 52.3%. The increase was primarily attributable to the increase in the number of sales, additional marketing promotions and a higher number of sales representatives.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $1,993,817, or 5.7% of net sales for the year ended June 30, 2009, as compared to $2,567,661, or 11.4% for the year ended June 30, 2008, a decrease of $573,844. The decrease was mainly attributable to cost savings in professional service fees.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the year ended June 30, 2009 were $294,043, as compared to $845,916 for the year ended June 30, 2008, a decrease of $551,873. The decrease was mainly attributable to a one time charge of $506,142 that we incurred in the year ended June 30, 2008 in connection with the liquidated damages we paid to certain investors resulting from the late effectiveness of our registration statement on Form S-1.

Income Taxes

Techteam is subject to a preferred tax rate of 15% as a result of Techteam’s operation being classified as a High-Tech project under the new PRC Enterprise Income Tax Law (“EIT”) effective on January 1, 2008. Techteam incurred income tax expenses of $2,331,548 for the year ended June 30, 2009, compared to $692,474 a year ago, an increase of $1,639,074, primarily attributable to our increased operating income and an income tax holiday Techteam enjoyed from August 24, 2007, the date on which it was acquired by Green Holding until December 31, 2007 due to its status as a wholly foreign owned enterprise (“WFOE”). The PRC tax incentive expired on December 31, 2007.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the related EIT does not change.

Net Income

Net income for the year ended June 30, 2009 was $14,464,422, an increase of $6,685,895 from $7,778,527, or 86.0% compared with that of the year ended June 30, 2008. The increase was attributable to the increase in net sales. Net income as a percentage of total net sales approximated 41.1% and 34.4% for the years ended June 30, 2009 and 2008, respectively.

Discussion of Segment Profitability Measures

Our business consists of two segments – the sales of fertilizer products through Techteam and the sales of agricultural products through Jintai. Each of the segments prepares its own quarterly and annual projections with regard to marketing, research and development, production and sales along with financial budgets.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and proceeds of offerings of our securities consummated in December 2007 (the “Private Placement”) and July 2009 (the “Public Offering”).  We received $28,778,750.00 in gross proceeds from a public offering consummated on July 24, 2009.

As of June 30, 2009, cash and cash equivalents were $17,795,447, an increase of $1,183,031 from $16,612,416 as of June 30, 2008. This does not include restricted cash from our escrow account. Pursuant to the Securities Purchase Agreement and Holdback Escrow Agreement by and among the Company and the investors in the Private Placement, a total of $250,000 cash from the Private Placement proceeds was escrowed for investor relations-related expenditures. The funds are being released to the Company on a monthly basis to pay invoices issued by the Company’s investor relations firm. As of June 30, 2009, there was $83,579 left in the escrow account.

We intend to use all of the net proceeds we received in the Public Offering to expand our production of agricultural products through the construction of the New Greenhouse, as set forth above. We anticipate using existing cash reserves, operating profits and bank loans to provide the difference between the total required investment of the new green-house facilities and the net proceeds from the Public Offering. The management believes that the Company has sufficient cash, along with projected cash to be generated by the business of the Company to support its operations for the next twelve months.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended June 30;
	2009	2008
Net cash provided by / (used in) operating activities	7,184,086	9,117,611
Net cash used in investing activities	(5,097,721)	(10,623,021)
Net cash provided by / (used in) financing activities	(926,957)	17,258,183
Effect of exchange rate change on cash and cash equivalents	23,623	777,927
Net increase in cash and cash equivalents	1,183,031	16,530,700
Cash and cash equivalents, beginning balance	16,612,416	81,716
Cash and cash equivalents, ending balance	17,795,447	16,612,416

Operating Activities

Net cash provided by operating activities was $7,184,086 for the year ended June 30, 2009, a decrease of $1,933,525 from $9,117,611 of net cash provided by operating activities for the year ended June 30, 2008. The decrease was mainly due to an increase in accounts receivable as a result of the increased sales and a decrease in tax payables as a result of payment of accrued income tax and VAT obligation.

Investing Activities

Net cash used in investing activities in the year ended June 30, 2009 was $5,097,721, mainly for  upgrades to our existing production line and additions made to our new production line. The net cash used in investing activities for the same period in 2008 was $10,623,021, most of which was used in connection with the acquisition of Techteam shares in our going-public transaction in 2007 and upgrading of our greenhouse facilities.

Financing Activities

Net cash used by financing activities in the year ended June 30, 2009 totaled $926,957. The net cash provided from financing activities for the same period in 2008 was $17,258,183, primarily due to the Private Placement.

As of June 30, 2009, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date

Xi’an Commercial Bank Xincheng Branch	$2,191,445	Annual Interest Rate: 7.965%, repaid on a monthly basis	Initial Due Date: 04/01/2009 Renewed Due Date: 04/01/2010

Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	$555,166	Annual Interest Rate: 11.794%, repaid on a monthly basis	Initial Due Date: 09/16/2008 Renewed Due Date: 09/16/2009

Agriculture Bank Yanglingshifangqu Branch	$423,679	Annual Interest Rate: 7.02%, repaid on a monthly basis	Initial Due Date: 12/29/2008 Renewed Due Date: 06/29/2009*

Total	$3,170,290

*In July 2009, we paid in full the remaining outstanding balance of $423,679 with Agriculture Bank Yangling Shifangqu Branch.

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Accounts Receivable

We had $8,167,715 accounts receivable as of June 30, 2009, compared to 3,590,552 as of June 30, 2008, an increase of 127.5% or $4,577,162. The increase was primarily due to the increase in our sales.

Our allowance for doubtful accounts was $119,178 as of June 30, 2009 compared with $96,065 as of June 30, 2008, an increase of 24.1% or $23,113.

Inventories

We had an inventory of $7,162,249 as of June 30, 2009 as compared to $3,988,979 as of June 30, 2008, an increase of 79.6% or $3,173,270. Inventory in Techteam decreased to $252,537 as of June 30, 2009 from $414,793 in the prior period and inventory in Jintai increased to $6,909,712 as of June 30, 2009 from $3,574,186 in the prior period mainly due to the increased work in progress at Jintai’s greenhouses.

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

During the year ended June 30, 2009, the Company was organized into two main business segments: produce fertilizer (Techteam) and agricultural products (Jintai).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

This item is not required for smaller reporting companies like us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of June 30, 2009 and 2008, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2009 and 2008, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of the Company's employees. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2009, the Company's disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Commission's rules and forms.

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

Management assessed our internal control over financial reporting as of June 30, 2009, the end of our fiscal year of 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of June 30, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Report does not include an attestation report of registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this  Report.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2009 Proxy Statement.

ITEM 11   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2009 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2009 Proxy Statement.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2009 Proxy Statement.

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

China Green Agriculture, Inc.

Date: September 17, 2009	By:	/s/ Tao Li
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

September 17, 2009	/s/ Tao Li
Tao Li, Chairman of the Board of Directors

September 17, 2009	/s/ Yu Hao
Yu Hao, Director

September 17, 2009	/s/ Lianfu Liu
Lianfu Liu, Director

September 17, 2009	/s/ Yizhao Zhang
Yizhao Zhang, Director

September 17, 2009	/s/ Barry Raeburn
Barry Raeburn, Director

S-1

China Green Agriculture, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended June 30, 2009

1.1
Underwriting Agreement dated July 20, 2009 between the Company and Roth Capital Partners, LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2009).

3.1
Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2
Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Waiver and Consent dated June 30, 2009 by and among the Company and shareholders holding a majority of the shares issued in the 2007 private placement.

10.1
Employment Agreement, dated September 10, 2008, by and between the Company and Ms. Ying Yang  (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on September 11, 2008).

10.2	Option Agreement, dated September 10, 2008, by and between the Company and Ms. Ying Yang (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on September 11, 2008).

10.3	Lock-up Agreement dated July 20, 2009 by and between Roth Capital Partners, LLC and Mr. Tao Li.

14.1	Code of Ethics (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 26, 2008).

21	Description of Subsidiaries of the Company (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 2, 2008).

23	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

E-1

31.1	Certification of Tao Li pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ying Yang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying balance sheets of China Green Agriculture Inc. and its subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture Inc. and its subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
September 8, 2009

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008

	June 30, 2009	June 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$17,795,447	$16,612,416
Restricted cash	83,579	193,392
Accounts receivable, net	8,167,715	3,590,552
Inventories	7,162,249	3,988,979
Other assets	129,213	128,091
Deferred offering cost	160,500	-
Advances to suppliers	95,255	512,845
Total Current Assets	33,593,958	25,026,275

Plant, Property and Equipment, Net	17,341,654	18,199,456

Construction In Progress	9,609,649	5,115,492

Intangible Assets, Net	1,073,165	1,180,159

Total Assets	$61,618,426	$49,521,382

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$926,883	$232,417
Advances from customers	24,000	88,950
Other payables and accrued expenses	1,091,168	455,228
Registration rights liability	-	506,142
Advances from other unrelated companies	326,970	344,628
Amount due to related parties	31,160	31,121
Taxes payable	2,887,828	5,878,275
Short term loans	3,170,290	4,201,925
Total Current Liabilities	8,458,299	11,738,686

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	20,519,255	20,519,255

Commitment	-	-

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, None issued and outstanding	-	-
Common stock, $.001 par value, 780,000,000 shares authorized, 12,281,569 and 12,068,086 shares issued and outstanding as of June 30, 2009 and 2008	12,282	12,068
Additional paid-in capital	2,060,162	1,200,077
Statuary reserve	3,468,530	1,882,797
Retained earnings	24,642,768	11,764,079
Accumulated other comprehensive income	2,457,130	2,404,419
Total Stockholders' Equity	32,640,872	17,263,441

Total Liabilities and Stockholders' Equity	$61,618,426	$49,521,382

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Year Ended June 30
	2009	2008

Net sales	$35,207,997	$22,604,719
Cost of goods sold	14,712,066	9,792,856
Gross profit	20,495,931	12,811,863
Operating expenses
Selling expenses	1,412,101	927,285
General and administrative expenses	1,993,817	2,567,661
Total operating expenses	3,405,918	3,494,945
Income from operations	17,090,013	9,316,917
Other income (expense)
Other income(expense)	5,202	43,694
Interest income	334,948	50,106
Interest expense	(632,446)	(933,053)
Bank charges	(1,747)	(6,663)
Total other income (expense)	(294,043)	(845,916)
Income before income taxes	16,795,970	8,471,001
Provision for income taxes	2,331,548	692,474
Net income	14,464,422	7,778,527
Other comprehensive items
Foreign currency translation gain	52,711	2,160,701
Comprehensive income	$14,517,133	$9,939,228

Basic weighted average shares outstanding	18,478,474	14,688,250
Basic net earnings per share	$0.78	$0.53
Diluted weighted average shares outstanding	18,532,591	14,695,626
Diluted net earnings per share	$0.78	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders'
	Of Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2007	10,770,669	10,771	2,642,517	880,252	4,988,097	243,718	8,765,355

Recapitalization for reverse merger	251,784	252	(12,565)	-	-	-	(12,313)

Stock issued in relation to fund raising	977,948	978	(978)	-	-	-	-

Shares issuance cost	-	-	(1,916,532)	-	-	-	(1,916,532)

Contribution by related parties	-	-	10,216	-	-	-	10,216

Issuance of stock options for compensation	-	-	477,487	-	-	-	477,487

Exercised of stock options-cashless	67,685	68	(68)	-	-	-	-

Net income for the year ended June. 30, 2008	-	-	-	-	7,778,527	-	7,778,527

Transfer to statutory reserve	-	-	-	1,002,545	(1,002,545)	-	-

Accumulative other comprehensive loss	-	-	-	-	-	2,160,701	2,160,701

BALANCE, JUNE 30, 2008	12,068,086	12,068	1,200,077	1,882,797	11,764,079	2,404,419	17,263,441

Net income for the year ended June 30, 2009	-	-	-	-	14,464,422	-	14,464,422

Stock options compensation	-	-	155,804	-	-	-	155,804

Issuance of stock for liquidated damages	213,483	213	704,281	-	-	-	704,494

Transfer to statutory reserve	-	-	-	1,585,733	(1,585,733)	-	-

Accumulative other comprehensive loss	-	-	-	-	-	52,711	52,711

BALANCE, JUNE 30, 2009	12,281,569	$12,282	$2,060,162	$3,468,530	$24,642,768	$2,457,130	$32,640,872

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Cash flows from operating activities
Net income	$14,464,422	7,778,527
Adjustments to reconcile net income to net cash
provided by operating activities
Share capital contribution - rental and interest paid by shareholders	-	10,216
Issuance of stock options for compensation	155,804	477,487
Depreciation	1,494,489	988,240
Amortization	108,525	105,266
Decrease / (Increase) in current assets
Accounts receivable	(4,570,071)	(1,412,479)
Other receivables	(13,234)	89,759
Inventories	(3,166,338)	(1,905,399)
Advances to suppliers	418,072	(265,955)
Other assets	10,875	(14,477)
(Decrease) / Increase in current liabilities
Accounts payable	693,896	(73,799)
Unearned revenue	(65,037)	(1,309)
Tax payables	(2,996,862)	3,161,272
Other payables and accrued expenses	649,544	180,261
Net cash provided by operating activities	7,184,086	9,117,611

Cash flows from investing activities
Acquisation of plant, property, and equipment	(612,662)	(5,840,159)
Additions to construction in progress	(4,485,059)	(4,782,862)
Net cash used in investing activities	(5,097,721)	(10,623,021)

Cash flows from financing activities
Repayment of loan	(1,036,770)	(481,914)
Shares issuane cost	-	(1,916,532)
Proceeds issuance of shares subject to redemption	-	20,519,255
Restricted cash	109,813	(193,392)
(Payments)/proceeds to/from related parties	-	(669,233)
Net cash provided by (used in) financing activities	(926,957)	17,258,183

Effect of exchange rate change on cash and cash equivalents	23,623	777,927
Net increase in cash and cash equivalents	1,183,031	16,530,700

Cash and cash equivalents, beginning balance	16,612,416	81,716
Cash and cash equivalents, ending balance	$17,795,447	$16,612,416

Supplement disclosure of cash flow information
Interest expense paid	$(433,821)	$(222,260)
Income taxes paid	$(2,112,985)	$-

Non Cash Transaction:
Stock issued for settlement of registration rights liability	$704,494	$-

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of June 30, 2009 and 2008, cash and cash equivalents amounted to $17,795,447 and $16,612,416 respectively.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2009 and 2008, the Company had accounts receivable of $8,167,715 and $3,590,552, net of allowance for doubtful accounts of $119,178 and $96,065 respectively.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its materials. As of June 30, 2009 and 2008, the advances to suppliers amounted to $95,255 and $512,845 respectively.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the fiscal year ended June 30, 2009.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.  As of June 30, 2009 and 2008, the Company had advances from customers of $24,000 and $88,950, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the fiscal year ended June 30, 2009 and 2008 were $62,717 and $260,764, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accumulated other comprehensive income amounted to $2,457,130 and $2,404,419 as of June 30, 2009 and 2008, respectively.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended June 30, 2009, the Company was organized into two main business segments: produce fertilizer (Jinong) and agricultural products (Jintai). The following table presents a summary of operating information and year-end balance sheet information for the fiscal years ended June 30, 2009 and 2008.

	For the year ended June 30,
	2009	2008
Revenues from unaffiliated customers:
Fertilizer	$28,889,131	$18,658,426
Agricultural products	6,318,866	3,946,293
Consolidated	$35,207,997	$22,604,719

Operating income:
Fertilizer	$15,846,248	$9,126,583
Agricultural products	2,445,913	1,974,488
Reconciling item (1)	-	(588,888)
Reconciling item (2)	(1,060,976)	(1,195,266)
Reconciling item (2)—stock compensation	(155,804)	-
Consolidated	$17,075,381	$9,316,917

Net income:
Fertilizer	$13,411,090	$8,050,577
Agricultural products	2,446,238	1,974,869
Reconciling item (1)	7,867	(574,499)
Reconciling item (2)	(1,400,733)	(1,672,420)
Consolidated	$14,464,422	$7,778,527

Depreciation and Amortization:
Fertilizer	$1,512,212	$1,093,505
Agricultural products	90,803	-
Consolidated	$1,603,015	$1,093,505

Interest expense:
Fertilizer	$433,822	$426,478
Agricultural products	-	-
Reconciling item (1)		433
Reconciling item (2)	198,624	506,142
Consolidated	$632,446	$933,053

Capital Expenditure:
Fertilizer	$5,097,721	$10,623,021
Agricultural products	-	-
Consolidated	$5,097,721	$10,623,021

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets:	As of 06/30/09	As of 06/30/08
Fertilizer	$53,096,423	$43,930,733
Agricultural products	8,250,834	4,601,269
Reconciling item (1)	30,995	795,988
Reconciling item (2)	240,174	193,392
Consolidated	$61,618,426	$49,521,382

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

Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per share” requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations are presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding for the year. “Diluted” earnings per share is computed by dividing net income or loss by the total of the weighted average number of shares outstanding, and the dilutive effect of outstanding stock options (applying the treasury stock method).

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had 69,000 of granted stock options that were exercisable as of June 30, 2009 and 69,000 of granted stock options exercisable at June 30, 2008.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended June 30, 2009	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$14,464,422	18,478,474	$0.78
Effect of dilutive securities:
Stock options		54,117
Diluted earnings per share:	$14,464,422	18,532,591	$0.78

Year ended June 30, 2008	Net Income	Shares	Per Share
Basic earnings per shares:
Net income available to common stockholders	$7,778,527	14,688,250	$0.53
Effect of dilutive securities:
Stock options		7,376
Diluted earnings per share:	$7,778,527	14,695,626	$0.53

Recent accounting pronouncements

In December 2007, FAS 141(R), “Business Combinations," was issued. FAS 141R replaces FAS 141. FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting, which FAS 141 called the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141R also requires the acquirer in a business combination achieved in stages, sometimes referred to as a step acquisition, to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values, or other amounts determined in accordance with FAS 141R. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company has not adopted FAS 141R for the year ended June 30, 2009; however, the Company adopted FAS 141R as of July 1, 2009 and believes that if the Company consummated a business combination transaction, the Company’s adoption of FAS 141R would have a material impact on the consolidated financial statements.

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

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

NOTE 3 – INVENTORIES

Inventories consist of the following as of June 30, 2009 and 2008:

	2008	2008

Raw materials	$67,046	$77,000

Supplies and packing materials	87,081	207,138

Work in progress	6,901,124	3,570,127

Finished goods	106,279	134,714

Totals	$7,162,249	$3,988,979

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER ASSETS

Other assets consist of the following as of June 30, 2009 and 2008
	2008	2008
Advances to employees and others	$91,334	$93,987
Promotion material	37,879	34,104
Total	$129,213	$128,091

NOTE 5 – DEFERRED OFFERING COST

Deferred offering cost, related to the public offering in July 2009, consists of the following as of June 30, 2009 and 2008
	2008	2008
Legal costs	$130,000	$-
Accounting costs	30,500	-
Total	$160,500	$-

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property, plant and equipment consist of the following as of June 30, 2009 and 2008:

	2009	2008
Building and improvements	$10,632,055	$8,795,804
Vehicles	23,784	23,753
Machinery and equipment	8,620,173	10,263,668
Agriculture assets	1,334,538	887,518
Total	20,610,551	19,970,743
Less: accumulated depreciation	(3,268,897)	(1,771,287)
Total property, plant and equipment	$17,341,654	$18,199,456

Depreciation expenses for the fiscal years ended June 30, 2009 and 2008 were $1,494,489 and $988,240, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

Construction in Progress:

As of June 30, 2009 and 2008, construction in progress, representing construction for a new product line, amounted to $9,609,649 and $5,115,492, respectively.

NOTE 7 - INTAGIBLE ASSETS

The intangible assets comprised of following as of June 30, 2009 and 2008:

	2009	2008
Land use right, net	$895,808	$915,864
Technology know-how, net	177,358	264,295
Total	$1,073,165	$1,180,159

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LAND USE RIGHTS

Under the People's Republic of China's governmental regulations, the government owns all land. However, the government grants the user a “land use right” (the Right) to use land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizing over a period of fifty years which was approved by the government.

A shareholder contributed the land use rights on August 16, 2001. The land use right was recorded at cost of $1,064,326. The land use right is for fifty years. The land use right consists of the following as of June 30, 2009 and 2008:

	2009	2008

Land use right	$1,064,326	$1,062,898

Less: accumulated amortization	(168,518)	(147,034)

Total	$895,808	$915,864

TECHNOLOGY KNOW-HOW

A shareholder contributed the technology know-how on August 16, 2001. The technology know-how is recorded at cost of $858,326. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of June 30, 2009 and 2008:

	2009	2008

Technology Know-how	$858,326	$857,174
Less: accumulated amortization	(680,968)	(592,879)

Total	$177,358	$264,295

Total amortization expenses of intangible assets for the fiscal years ended June 30, 2009 and 2008 amounted to $108,525 and $105,266, respectively.

Amortization expenses of intangible assets for the next five years after June 30, 2009 are as follows:

June 30, 2010	$107,119
June 30, 2011	107,119
June 30, 2012	26,979
June 30, 2013	21,287
June 30, 2014	21,287
Total	$283,790

NOTE 8 - RELATED PARTIES TRANSACTIONS

The “Amount due to related parties” represents the advances from one of the Company’s shareholder. The amounts were unsecured, non-interest bearing and due on demand. As of June 30, 2009 and 2008, amount due to related parties amounted to $31,160 and $31,121, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of June 30, 2009 and 2008:

	2009	2008
Payroll payable	$8,766	$15,379
Welfare payable	177,865	178,500
Accrued expenses	791,172	148,070
Other levy payable	113,365	113,279
Total	$1,091,168	$455,228

NOTE 10 - LOANS PAYABLES

As of June 30, 2009 and 2008, the loan payables were as follows:

	2009	2008

Short term loans payable:

Xi’an Commercial Bank Xincheng Branch	$2,191,445	$2,188,502
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	555,166	554,421
Agriculture Bank Yanglingshifangqu Branch	423,679	1,459,002
Total	$3,170,290	$4,201,925

At June 30, 2009, the Company had a loan payable of $2,191,445 to Xi’an Commercial Bank Xincheng Branch in China, with an annual interest rate of 7.965%, and due on March 30, 2010.  The loan is secured by the land use right and property of the Company.

At June 30, 2009, the Company had a loan payable of $555,166 to Xi’an Beilin District Rural Credit Union Wenyibeilu Branch with an annual interest rate of 11.7936%, and due on September 16, 2009. The loan is guaranteed by a former shareholder.

At June 30, 2009, the Company had a loan payable of $423,679 to Agriculture Bank in China Yanglingshifangqu Branch, with an annual interest rate of 7.02%, and due on June 29, 2009. The loan is guaranteed by the former shareholder.

The interest expense was $424,510 and $426,911 for the fiscal years ended June 30, 2009 and 2008, respectively.

NOTE 11 - TAXES PAYABLES

Taxes payables consist of the following as of June 30, 2009 and 2008:

	2009	2008

VAT payable	$1,216,191	4,495,140
Income tax payable	1,290,777	1,038,651

Other levies	380,860	344,484

	$2,887,828	5,878,275

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – ADVANCES FROM UNRELATED COMPANIES

Advances from unrelated companies were $326,970 and $344,628 at June 30, 2009 and 2008, respectively. The advances were due on demand, unsecured and non- interest bearing.

NOTE 13 - OTHER INCOME (EXPENSES)

Other income (expenses) mainly consists of interest expense and subsidy income from the government.

NOTE 14 - INCOME TAXES

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

The provision for income taxes as of June 30, 2009 and 2008 consisted of the following:

	2009	2008

Current income tax - Provision for China income and local tax	$2,331,548	$692,474
Deferred taxes	-	-

Total provision for income taxes	$2,331,548	$692,474

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of June 30, 2009 and 2008:

	2009	2008
Tax at statutory rate	34%	34%
Foreign tax rate difference	(19)%	(19)%

Net operating loss in other tax jurisdiction for where no benefit is realized	(8)%	(8)%
Total	7%	7%

Beginning January 1, 2008, in the People's Republic of China (PRC) the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Techteam Jinong has been subject to income tax at a rate of 15%. Xi’an Jintai was exempt from paying income tax for calendar 2008 as it produces the products which fall into the tax exemption list issued by the government.

Due to non-operation in U.S. and tax free status in China, the Company had no deferred tax for the fiscal year ended June 30, 2009 and 2008.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

MAJOR CUSTOMERS AND VENDORS

There was one vendor from which the Company purchased more than 10% of its raw materials for the fiscal year ended June 30, 2009 which accounted for about 11.4%. Accounts payable to the venders amounted to $0 as of June 30, 2009.

There were three venders from which the Company purchased more than 10% of its raw material for the fiscal year ended Jun 30, 2008 with each vendor individually accounting for about 12%, 10%, 10%. Account payable to the venders amounted to $0, $26,907, and $0 as of June 30, 2008.

There was no customer that accounted for over 10% of the total sales for the fiscal years ended June 30, 2009 or 2008.

CONCENTRATION OF CASH

For purposes of the statements of cash flows, cash equivalents include cash on hand and deposits with financial institutions. The cash deposit with one bank amounted to $17,535,579 and 13,731,284 as of June 30, 2009 and 2008, respectively.  The Company believes there is no significant risk with respect to these deposits.

NOTE 16– STOCKHOLDERS’ EQUITY

COMMON STOCK

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	$2,000,000 was held pending the company hiring a qualified CFO. The Company appointed a CFO in April 2008 and $2,000,000 was released to the Company accordingly.
2.
$2,000,000 was held pending the company hiring two independent directors, therefore constituting a majority independent directors in the board. The Company appointed a majority of independent directors in April 2008 and $2,000,000 was released to the Company accordingly.

3.	$250,000 was held for the retention of an Investor Relations firm. The Company retained an Investor Relations firm in January 2008 and the money was released to the Company on a monthly basis.

As of June 30, 2009, the balance of restricted cash is $83,579.

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

If the registration statement is not declared effective by the Commission within 150 days after the closing of the Private Placement (the “Effective Date”), the Company will be obligated to pay liquidated damages to the Investors in amount equal to one percent (1%) of the principal amount subscribed for by the Investors starting from the first day following the Effective Date for each 30-day period (or part thereof) after the Effective Date until the registration statement is effective (“Effectiveness Damages”). The aggregate of Filing Damages and Effectiveness Damages is subject to a cap of ten percent (10%). The Company incurred Effectiveness Damages of $704,494.

As of December 29, 2008, the Company reached an agreement with the holders of a majority shares issued in the Private Placement to issue an aggregate of 213,484 shares of common stock to the Investors on a pro rata basis in lieu of the cash payment of the Effectiveness Damages. On January 16, 2009, the Company issued an aggregate of 213,483 shares of restricted common stock on a pro rata basis to the Investors in the Private Placement.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK

Under the Company’s articles of incorporation, the  board of directors has the authority, without further action by stockholders, to designate up to 20,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock.  If the Company sells shares of preferred stock under a registration statement on Form S-3, we will fix the rights, preferences, privileges, qualifications and restrictions of the preferred stock of each series in the certificate of designation relating to that series and will file the certificate of designation that describes the terms of the series of preferred stock the Company offers  before the issuance of the related series of preferred stock.

As of June 30, 2009, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

NOTE 17– STATUTORY RESERVE

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $1,585,733 and $1,002,545 for the fiscal years ended June 30, 2009 and 2008, respectively.

NOTE 18– STOCK OPTIONS

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 8, 2008, the Company issued 35,000 stock options to two directors with an exercise price of $6 and term of two years.  10,500 options vested on June 29, 2008, and 24,500 options vested on July 1, 2009.  Compensation expense recorded for the year ended June 30, 2009 was $63,689.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.87%
Expected life of the options	2 year
Expected volatility	540%
Expected dividend yield	0%

On April 23, 2008, the Company issued 40,000 stock options to the CFO with an exercise price of $6 and term of two years.  12,000 options vested on June 29, 2008, and 28,000 options were forfeited due to the former CFO’s resignation..  Compensation expense recorded for the year ended June 30, 2009 was $0.

On September 10, 2008, the Company issued 28,000 stock options to the CFO with an exercise price of $4 and term of two years.  The options will vest on July 1, 2009.  Compensation expense recorded for the year ended June 30, 2009 was $92,116.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	584%
Expected dividend yield	0%

Options outstanding as of June 30, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$3.25-$6	121,500	1.30	$4.49	69,000	$4.15	437,810

The following table summarizes the options outstanding as of June 30, 2009:

Options Outstanding
Outstanding, July 1, 2007	-
Granted	198,000
Forfeited/Canceled	-
Exercised	(76,500)
Outstanding, July 1, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	-
Outstanding, June 30, 2009	121,500

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - COMMITMENT

In July 2007, the Company signed an office lease with a shareholder and started to pay the rent for $1,705 per month. The Company recorded rent expenses of $20,456 and $19,266 for the fiscal years ended June 30, 2009 and 2008, respectively.  Rent expenses for the 5 years after June 30, 2009 are as follows:

June 30, 2010	$20,456
June 30, 2011	20,456
June 30, 2012	20,456
June 30, 2013	20,456
June 30, 2014	20,456
Total	$102,282

NOTE 20 - SUBSEQUENT EVENTS

The Company issued 4,025,000 shares of common stock at a public offering price of $7.15 per share and received a total of approximately $28.8 million on July 24, 2009. The shares were sold under the Company's previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission on June 12, 2009. The Company intends to use all of the net proceeds to expand its production of agricultural products through the construction of a new greenhouse.