Form 10-Q
period 2009-09-30
China Green Agriculture, Inc.
filed 2009-11-12
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 000-18606

CHINA GREEN AGRICULTURE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3rd Floor, Borough A, Block A. No.181, South Taibai Road, Xi’an, Shaanxi Province,
People’s Republic of China	710065
(Address of principal executive offices)	(Zip Code)

+86-29-88266368
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,681,425 shares of Common Stock, $.001 par value, were outstanding as of November 9, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009
(UNAUDITED)

	September 30, 2009	June 30, 2009

ASSETS

Current Assets
Cash and cash equivalents	$35,156,962	$17,795,447
Restricted cash	58,813	83,579
Accounts receivable, net	11,709,073	8,167,715
Inventories	8,143,916	7,162,249
Other assets	160,826	129,213
Deferred offering cost	-	160,500
Advances to suppliers	77,423	95,255
Total Current Assets	55,307,013	33,593,958

Plant, Property and Equipment, Net	28,973,205	17,341,654

Construction In Progress	-	9,609,649

Intangible Assets, Net	11,734,412	1,073,165

Total Assets	$96,014,630	$61,618,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$595,166	$926,883
Unearned revenue	67,458	24,000
Other payables and accrued expenses	1,719,745	1,091,168
Advances from other unrelated companies	298,546	326,970
Amount due to related parties	69,464	31,160
Taxes payable	5,544,691	2,887,828
Short term loans	2,193,752	3,170,290
Total Current Liabilities	10,488,822	8,458,299

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	-	20,519,255

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 22,681,425 shares issued and outstanding (12,281,569 as of June 30, 2009)	22,682	12,282
Additional paid-in capital	49,712,354	2,060,162
Statuary reserve	4,026,529	3,468,530
Retained earnings	29,332,043	24,642,768
Accumulated other comprehensive income	2,432,200	2,457,130
Total Stockholders' Equity	85,525,808	32,640,872

Total Liabilities and Stockholders' Equity	$96,014,630	$61,618,426

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Net sales	$11,276,820	$8,880,002
Cost of goods sold	4,317,862	3,930,893
Gross profit	6,958,958	4,949,109
Operating expenses
Selling expenses	215,672	216,376
General and administrative expenses	534,179	437,129
Total operating expenses	749,850	653,505
Income from operations	6,209,108	4,295,604
Other income (expense)
Other income (expense)	966	4,275
Interest income	29,266	140,395
Interest expense	(61,309)	(320,864)
Total other income (expense)	(31,077)	(176,194)
Income before income taxes	6,178,031	4,119,410
Provision for income taxes	930,757	621,483
Net income	5,247,274	3,497,927
Other comprehensive income
Foreign currency translation gain/(loss)	(24,930)	(6,179)
Comprehensive income	$5,222,344	$3,491,748

Basic weighted average shares outstanding	21,632,488	18,381,702
Basic net earnings per share	$0.24	$0.19
Diluted weighted average shares outstanding	21,650,546	18,381,702
Diluted net earnings per share	$0.24	$0.19

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$5,247,274	$3,497,927
Adjustments to reconcile net income to net cash provided by operating activities

Issuance of stock options for compensation	-	25,133
Depreciation	444,215	368,094
Amortization	43,185	26,740
Decrease / (Increase) in current assets
Accounts receivable	(3,532,758)	(2,750,170)
Other receivables	(30,915)	8,258
Inventories	(974,125)	(2,583,908)
Advances to suppliers	17,933	(66,825)
Other assets	2,171	15,756
(Decrease) / Increase in current liabilities
Accounts payable	(332,626)	30,941
Unearned revenue	43,432	91,989
Tax payables	2,653,822	1,603,503
Other payables and accrued expenses	709,662	174,431
Net cash provided by operating activities	4,291,270	441,868

Cash flows from investing activities
Acquisition of plant, property, and equipment	(2,437,738)	(897)
Acquisition of intangible assets	(10,703,302)	-
Additions to construction in progress	-	(41,223)
Net cash used in investing activities	(13,141,040)	(42,120)

Cash flows from financing activities
Repayment of loan	(979,876)	(116,701)
Proceeds issuance of shares	27,143,338	-
Restricted cash	24,766	28,311
Net cash provided by / (used in) financing activities	26,188,228	(88,391)

Effect of exchange rate change on cash and cash equivalents	23,057	(4,671)
Net increase in cash and cash equivalents	17,361,515	306,686

Cash and cash equivalents, beginning balance	17,795,447	16,612,416
Cash and cash equivalents, ending balance	$35,156,962	$16,919,102

Supplement disclosure of cash flow information
Interest expense paid	$(61,309)	$(122,511)
Income taxes paid	$-	$-

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

Green Agriculture was incorporated on January 27, 2007 under the laws of the State of New Jersey. On August 24, 2007, Green Agriculture acquired 100% outstanding shares of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Techteam Jinong”, or “Jinong”) which owns 100% equity of Xi’an Jintai Agriculture Technology Development Company (“Xi’an Jintai” or “Jintai”). Jinong is engaged in the research and development, manufacture, distribution and sale of humic acid based compound fertilizer. It was incorporated in the People’s Republic of China (the “PRC”) on June 19, 2000 under the name of Yangling Techteam Jinong Humic Acid Product Co., Ltd. On February 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed its name to Shaanxi Techteam Jinong Humic Acid Product Co., Ltd.

On January 19, 2007, Jinong incorporated Xi’an Jintai which provides testing and experimental data collection base for the function and feature of the new fertilizer products produced by Jinong by imitating the various growing conditions and stages or cycles for a variety of plants, such as flowers, vegetables and seedlings which the fertilizers apply on. Xi’an Jintai also sells such plants themselves to its customers and generates sales.

On December 23, 2008, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Xi’an Yuxing”) was established and registered in Hu County, Xi’an by two related parties. The purpose of establishing this entity is mainly to facilitate the research and development of agriculture technology. On July 23, 2009, 100% ownership of Xi’an Yuxing was transferred to Techteam Jinong for $146,250 which was the original contribution for the share capital. On September 25, 2009, Xi’an Yuxing was granted the Land Use Right for approximately 88 acres of land for 50 years by the People’s Government and Land & Resources Bureau of Hu County. The company will use the proceeds from the public offering on July 24, 2009 to build 12 additional greenhouse facilities to further strengthen its R&D base and support its greenhouse capacity expansion.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result, the Company’s corporate structure is as follows:

The Company, through its subsidiaries are engaged in the following business: Techteam Jinong’s main business is to produce and sell fertilizers, and Xi’an Jintai’s and Xi’an Yuxing’s main business is to conduct research and development on new fertilizer products and sell high quality agricultural products.

NOTE 2 – BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries—Green Agriculture, Techteam Jinong, Xi’an Jintai and Xi’an Yuxing. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of September 30, 2009 and June 30, 2009, cash and cash equivalents amounted to $35,156,962 and $17,795,447 respectively.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2009 and June 30, 2009, the Company had accounts receivable of $11,709,073 and $8,167,715, net of allowance for doubtful accounts of $119,304 and $119,178 respectively.

Advances to suppliers

The Company makes advances to certain vendors for purchase of its materials. As of September 30, 2009 and June 30, 2009, the advances to suppliers amounted to $77,423 and $95,255 and respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Building	10-40 years
Agricultural assets	8 years
Machinery and equipment	5-15 years
Vehicles	3-5 years

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is shorter.

Impairment

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 (ASC 360) requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended September 30, 2009.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 (ASC 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. As of September 30, 2009 and June 30, 2009, the Company had advances from customers of $67,458 and $24,000, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the fiscal periods ended September 30, 2009 and June 30, 2009 were $5,850 and $62,717, respectively.

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

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of China Green Agriculture and Green Holding is the US dollar. The functional currency of Jinong and its subsidiary Xi’an Jintai is the Chinese Yuan or Renminbi (“RMB”). For the subsidiaries whose functional currencies are other than the US dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income amounted to $2,432,200 and $2,457,130 as of September 30, 2009 and June 30, 2009, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of financial instruments

The Company adopts the standard of fair value of financial instruments. The standard requires that the Company disclose estimated fair values of financial instruments. The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

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

Segment reporting

The Company adopts the standard of segment reporting. The standard requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company was organized into three main business segments: fertilizer production (Jinong), agricultural products production (Jintai) and future research and development center (Yuxing). The following table presents a summary of operating information and quarter-end balance sheet information for the three months ended September 30, 2009 and 2008, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Revenues from unaffiliated customers:
Jinong	$10,178,649	$7,625,501
Jintai	1,098,171	1,254,501
Consolidated	$11,276,820	$8,880,002

Operating income :
Jinong	$6,124,274	$4,125,086
Jintai	437,906	454,104
Yuxing	(17,846)	-
Reconciling item (1)	-	-
Reconciling item (2)	(335,226)	(283,586)
Consolidated	$6,209,108	$4,295,604

Net income:
Jinong	$5,159,879	$3,521,739
Jintai	437,956	454,229
Yuxing	(17,847)	-
Reconciling item (1)	2,512	4,043
Reconciling item (2)	(335,226)	(482,084)
Consolidated	$5,247,274	$3,497,927

Depreciation and Amortization:
Jinong	$444,215	$367,103
Jintai	25,346	27,731
Yuxing	17,839
Consolidated	$487,400	$394,834

Interest expense:
Jinong	$61,309	$122,365
Reconciling item (1)	-
Reconciling item (2)	-	198,498
Consolidated	$61,309	$320,864

Capital Expenditure:
Jinong	$2,583,988	$42,120
Yuxing	10,703,302	-
Consolidated	$13,287,290	$42,120

Identifiable assets:	As of 09/30/09	As of 06/30/09
Jinong	$72,836,864	$53,096,423
Jintai	8,998,140	8,250,834
Yuxing	10,685,981
Reconciling item (1)	3,438,492	30,995
Reconciling item (2)	55,153	240,174
Consolidated	$96,014,630	$61,618,426

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Reconciling amounts refer to the unallocated assets or expenses of Green Agriculture Holding.

(2) Reconciling amounts refer to the unallocated assets or expenses of China Green Agriculture.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (ASC 230), cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories consist of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Raw materials	$223,721	$67,046
Supplies and packing materials	89,558	87,081
Work in progress	7,658,472	6,901,124
Finished goods	172,165	106,279
Totals	$8,143,916	$7,162,249

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OTHER ASSETS

As of September 30, 2009 and June 30, 2009, other assets comprised of the following:

	September 30, 2009	June 30, 2009
Other receivable	$125,077	$91,334
Promotion material	35,749	37,879
Total	$160,826	$129,213

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Building and improvements	$18,833,392	$10,632,055
Vehicles	88,670	23,784
Machinery and equipment	12,431,754	8,620,173
Agriculture assets	1,335,944	1,334,538
Total	32,689,760	20,610,551
Less: accumulated depreciation	(3,716,555)	(3,268,897)
Total property, plant and equipment	$28,973,205	$17,341,654

Depreciation expenses for the three months ended September 30, 2009 and 2008 were $444,215 and $368,094, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

Construction in Progress:

As of September 30, 2009 and June 30, 2009, construction in progress, representing construction for a new product line, amounted to $0 and $9,609,649, respectively.

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following at September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Land use right, net	$11,576,887	$895,808
Technology know-how, net	157,525	177,357
Total	$11,734,412	$1,073,165

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LAND USE RIGHT

Under PRC governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortizes the cost over a period of fifty years.

A former shareholder of Jinong contributed the land use right for a parcel of land of approximately 7.6 acres on August 16, 2001. The land use right was recorded at cost of $1,065,447. On August 13, 2009, Xi’an Yuxing was granted a certificate of Land Use Right for a parcel of land of approximately 88 acres. The purchase cost is recorded at $10,703,302. Both certificates of land use right are valid for fifty years. The land use right consists of the followings as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Land use right	$11,768,749	$1,064,326
Less: accumulated amortization	(191,862)	(168,518)
Total	$11,576,887	$895,808

TECHNOLOGY KNOW-HOW

A former shareholder of Jinong contributed certain technology know-how on August 16, 2001. The technology know-how is recorded at cost of $859,230. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Technology Know-how	$859,230	$858,326
Less: accumulated amortization	(701,705)	(680,969)
Total	$157,525	$177,357

Total amortization expenses of intangible assets for the fiscal years ended September 30, 2009 and 2008 amounted to $43,185 and $26,740, respectively.

Amortization expenses of intangible assets for the next five years after September 30, 2009 are as follows:

September 30, 2010	$321,298
September 30, 2011	306,977
September 30, 2012	235,375
September 30, 2013	235,375
September 30, 2014	235,375

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties consisted of the advances to the Company’s officers and shareholders, and was unsecured, non-interest bearing and due on demand. As of September 30, 2009 and June 30, 2009, the amount due to related parties was $69,464 and $31,160, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
Payroll payable	$13,608	$8,766
Welfare payable	178,053	177,865
Accrued expenses	1,414,600	791,172
Other levy payable	113,484	113,365
Total	$1,719,745	$1,091,168

NOTE 9 - LOAN PAYABLES

As of September 30, 2009 and June 30, 2009, the loan payables were as follows:

	September 30, 2009	June 30, 2009
Short term loans payable:
Xi’an Commercial Bank Xincheng Branch	$2,193,752	$2,191,445
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	-	555,166
Agriculture Bank Yanglingshifangqu Branch	-	423,679
Total	$2,193,752	$3,170,290

As of September 30, 2009, the Company had a loan payable of $2,193,752 to Xi’an Commercial Bank Xincheng Branch in China, with an annual interest rate of 7.965%, and due on March 30, 2010. The loan is secured by the land use right and property of the Company. On July 24, 2009, the Company repaid in full all of the outstanding balance under the short term loans from Agriculture Bank Yanglingshifangqu Branch. On August 27, 2009, the Company repaid in full all of the outstanding balance under the short term loans from Xi’an Beilin District Rural Credit Union Wenyibeilu Branch.

The interest expenses from these short-term loans are $61,309 and $122,365 for three months ended September 30, 2009 and 2008.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - TAX PAYABLES

Tax payables consist of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009

VAT payable	$2,191,772	1,216,191

Income tax payable	2,972,679	1,290,777

Other levies	380,240	380,860

Total	$5,544,691	2,887,828

NOTE 11 – ADVANCES FROM UNRELATED COMPANIES

Advances from unrelated companies were $298,546 and $326,970 at September 30, 2009 and June 30, 2009, respectively. The advances were due on demand, unsecured and non-interest bearing.

NOTE 12 - OTHER INCOME (EXPENSES)

Other incomes (expenses) mainly consist of interest expenses and interest income.

NOTE 13 - INCOME TAXES

The Company adopts the standard which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Since January 1, 2008, Jinong has been subject to income tax at a rate of 15%. Xi’an Jintai has been exempt from paying income tax since its formation as it produces products that qualify for a government tax exemption.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes as of September 30, 2009 and 2008 consisted of the following:

	September 30, 2009	September 30, 2008
Current income tax - Provision for China income and local tax	$930,757	$621,483
Deferred taxes	-	-
Total provision for income taxes	$930,757	$621,483

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Tax at statutory rate	34%	34%
Foreign tax rate difference	(19)%	(19)%
Net operating loss in other tax jurisdiction for where no benefit is realized	(8)%	(8)%
Total	7%	7%

Due to non-operation in U.S. and tax free status in China, the Company had no deferred tax as of September 30, 2009 and 2008.

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

MAJOR CUSTOMERS AND VENDORS

There were three vendors from which the Company purchased more than 10% of its raw materials for the three months ended September 30, 2009 with each vendor individually accounting for about 13%, 12% and 10%. Accounts payable to those venders amounted to $0 as of September 30, 2009.

There were two vendors from which the Company purchased more than 10% of its raw materials for the three months ended September 30, 2008 with each vendor individually accounting for about 14% and 11%. Accounts payable to those venders amounted to $15,806 as of September 30, 2008.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no customer that accounted over 10% of the total sales as of three months ended September 30, 2009 and September 30, 2008.

NOTE 15– STOCKHOLDERS’ EQUITY

COMMON STOCK

On December 26, 2007 the Company issued 6,313,617 shares of common stock to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement (the “Private Placement”). If any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Exchange Agreement, and the Company cannot undo such governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the Investors within sixty (60) days of the occurrence of such governmental action, then, upon written demand from an Investor, the Company shall promptly, and in any event within thirty (30) days from the date of such written demand, pay to that Investor, as liquidated damages, an amount equal to that Investor’s entire Investment Amount with interest thereon from the Closing date until the date paid at the rate of 10% per annum. As a condition to the receipt of such payment, the Investor shall return to the Company for cancellation of the certificates evidencing the Shares acquired by the Investor under the Agreement. The Company has classified the equity as temporary equity, as “Common Stock, $.001 par value, 6,313,617 shares subject to redemption”. In July 2009, the Company signed the Waiver and Consent with the Investors where the Investors consented to waive all their rights associated with the liquidated damages arising from any material adverse effect due to PRC governmental actions as stated above. As a result, such temporary equity was no longer necessary for the purposes of the Company’s balance sheet as of September 30, 2009.

The Company issued 977,948 shares of common stock to consultants relating to the Private Placement. Net proceeds from the Private Placement were $18,602,723, of which $188,388 was received in January 2008. The direct costs related to this placement, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. The total of $4,250,000 was placed in escrow and booked as restricted cash as of December 31, 2007. A total of $4,250,000 was placed in escrow pursuant to a Securities Purchase Agreement and the Holdback Make Good Agreement entered into in connection with the Private Placement for the following purposes:

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
3.           $250,000 was held for the retaining of an Investors Relation firm. The Company retained an Investors Relation firm in January 2008 and the money is being released to the company on a monthly basis.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2009, the balance of restricted cash is $58,813.

In connection with the Securities Purchase Agreement and the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) and a lockup agreement (the “Lockup Agreement”). Among other things, the Securities Purchase Agreement establishes targets for after tax net income and earnings per share for our fiscal year ending June 30, 2009 at not less than $12,000,000 and $0.609, respectively (the “2009 Targets”); In order to secure our obligations to meet the 2009 profit target and earnings per share target, Mr. To, the nominee holder for our CEO Mr. Tao Li, has placed 3,156,808 shares of Common Stock (“2009 Make Good Shares”) into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. To, the Investors and the escrow agent named therein. In the event we do not achieve either of the 2009 Targets, the 3,156,808 shares of Common Stock will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that we meet the 2009 Targets, the 3,156,808 shares will be transferred to Mr. Tao Li.

The Company issued 4,025,000 shares of common stock at a public offering price of $7.15 per share and received a total of approximately $28.8 million on July 24, 2009. The shares were sold under the Company's previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission on June 12, 2009. The Company intends to use all of the net proceeds to expand its production of agricultural products through the construction of new greenhouse facilities.

PREFERRED STOCK

Under the Company’s articles of incorporation, the board of directors has the authority, without further action by stockholders, to designate up to 20,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock.  If the Company sells under the preferred stock under the registration statement on Form S-3, we will fix the rights, preferences, privileges, qualifications and restrictions of the preferred stock of each series in the certificate of designation relating to that series and will file the certificate of designation that describes the terms of the series of preferred stock the Company offers before the issuance of the related series of preferred stock.

As of September 30, 2009, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - STATUTORY RESERVES

As stipulated by the Company Law of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus. The balance as of September 30, 2009 and June 30, 2009 amounted to $4,026,529 and $3,468,530, respectively.

NOTE 17 - STOCK OPTIONS

Effective January 1, 2006, the Company adopted the standard which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values.

On January 31, 2008, the Company issued 123,000 stock options to its employees with an exercise price of $3.25 and term of three years. Compensation expense as of June 30, 2008 recorded was $388,452. On June 24, 2008, the employees requested a cashless exercise of 76,500 options at an exercise price of $3.25 per share. Based on the formula provided in the option agreements, the employees received 67,685 shares. On August 17, 2009, the employees requested a cashless exercise of 46,500 options and received 35,620 shares of common stock.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.27%
Expected life of the options	3 year
Expected volatility	252%
Expected dividend yield	0%

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 8, 2008, the Company issued 35,000 stock options to two directors with an exercise price of $6 and a term of two years. 10,500 options vested on June 29, 2008, and 24,500 options vested on July 1, 2009. On August 17, 2009, one director requested a cashless exercise and received 5,681 shares of common stock.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.87%
Expected life of the options	2 year
Expected volatility	540%
Expected dividend yield	0%

On April 23, 2008, the Company issued 40,000 stock options to its Chief Financial Officer at that time with an exercise price of $6 and a term of two years. 12,000 options vested on June 29, 2008, and 28,000 options were forfeited due to the former CFO’s resignation.

On September 10, 2008, the Company issued 28,000 stock options to its Chief Financial Officer with an exercise price of $4 and a term of two years.  The options will vest on July 1, 2009.  On August 17, 2009, the CFO requested a cashless exercise and received 19,938 shares of common stock.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	584%
Expected dividend yield	0%

Options outstanding as of June 30, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Aggregate Intrinsic Value

$3.25-$6	37,000	0.85	$6.00	37,000	211,640

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the options outstanding as of June 30, 2009:

Options Outstanding
Outstanding, July 1, 2007	-
Granted	198,000
Forfeited/Canceled	-
Exercised	(76,500)
Outstanding, July 1, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	-
Outstanding, June 30, 2009	121,500
Exercised	(84,500)
Outstanding, September 30, 2009	37,000

NOTE 18 - COMMITMENT

From July 2007, the company signed an office lease with the shareholder and started to pay the rent for $1,704 per month. The Company recorded rent expenses of $5,113 and $5,104 as rent expenses for the three months ended September 30, 2008 and 2008, respectively. Rent expenses for the 5 years after September 30, 2008 is as follows:

September 30, 2010	$20,453
September 30, 2011	20,453
September 30, 2012	20,453
September 30, 2013	20,453
September 30, 2014	20,453
Total	$102,265

NOTE 19 – SUBSEQUENT EVENTS

3,156,808 shares of Common Stock (“2009 Make Good Shares”) were placed into an escrow account pursuant to the terms of the Make Good Escrow Agreement in order to secure the Company’s obligations to meet the 2009 Targets established by the Securities Purchase Agreement. We met the 2009 Targets for the fiscal year of 2009, and consequently, the 3,156,808 shares were transferred to Mr. Tao Li on October 9, 2009 pursuant to the Make Good Escrow Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial market and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context indicates otherwise, as used in the following discussion, "Company”, "we,” "us,” and "our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”, formerly known as Discovery Technologies, Inc.), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); (vi) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), a wholly-owned subsidiary of Techteam in the PRC and (vii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a wholly-owned subsidiary of Techteam in the PRC.

Overview

We, through our indirect wholly-owned subsidiaries, Jinong, Jintai and Yuxing, are engaged in the following business: (i) research, development, production and distribution of humic acid based compound fertilizer (conducted through Jinong); and (ii) development, production and distribution of agricultural products (conducted through Jintai and will also be conducted through Yuxing), namely top-grade fruits, vegetables, flowers and colored seedlings. Jintai also serves as a research and development base for our fertilizer products. The fertilizer business which is our main business, generated 90.3% and 85.9% of our total revenues in the three months ended September 30, 2009 and 2008, respectively.

We employ a multi-tiered product strategy whereby we tailor our products to different needs and preferences of the different geographic regions across China. Each region has varying climate and soil conditions and grows different crops which require different fertilizers to address local unique conditions. As of September 30, 2009, we developed and produced 137 different fertilizer products and sold approximately 4,315 and 4,114 metric tons of fertilizer for the years ended September 30, 2009 and 2008, respectively. The five provinces in which we had the most sales accounted for a total of 36.0% of our fertilizer revenue for the three months ended September 30, 2009. These provinces were Shandong (10.5%), Shaanxi (8.3%), Heilongjiang (6.4%), Henan (5.6%) and Anhui (5.2%).

Our fertilizers are sold through a large number of distributors and we are not dependent on any one or group of distributors. As of September 30, 2009, we had approximately 537 distributors in China. The top five distributors accounted for a total of 3.3% of fertilizer revenues for the three months ended September 30, 2009.

Through our wholly owned subsidiary Jintai, we sell high quality flowers, green vegetables and fruits to airlines, hotels and restaurants, among other customers. We also currently use Jintai to conduct our fertilizer research and development activities. Jintai has a 137,000 square meter greenhouse facility. The four provinces, which accounted for 100% of our agriculture product revenue for the three months ended September 30, 2009, were Shaanxi (89.4%), Shanxi (5.1%), Sichuan (2.8%) and Henan (2.6%). Jintai’s top five customers accounted for a total of 45.9% of Jintai’s sales for the three months ended September 30, 2009.

Recent Developments

During the three months ended September 30, 2009, we launched three new fertilizer products under the Company’s premium brand, Jinong. These new products accounted for revenues of approximately $849,711, representing 8.3% of our total revenues from our fertilizer products sold for the quarter ended September 30, 2009.

Our new production line with 40,000 metric ton capacity adjacent to our existing 15,000 metric ton capacity started production in August 2009. The new facility increased our production capacity from 15,000 tons per year to 55,000 tons per year to meet the growing demand for our organic compound fertilizer products. We believe that we are the first company in the PRC to build an entirely automated manufacturing system that precisely measures and mixes key ingredients to formulate both liquid and highly concentrated fertilizer (i.e. powder fertilizer) products.

In July 2009, we received net proceeds of approximately $27.1 million from a public offering of our common stock. The majority of the proceeds are being used to expand our greenhouse facility, which requires an aggregate investment of approximately $38.6 million over the course of two years from the first quarter of fiscal year of 2010. On August 14, 2009, Yuxing, a newly formed corporation under the laws of the PRC at Hu County in Shaanxi province, became a wholly-owned subsidiary of Jinong. In September 2009, Yuxing obtained the land use right over a piece of 353,850-square-meter (or approximately 88-acre) land for a term of 50 years from the local Chinese government and will start the design phase of the new 95,000 square-meter greenhouse facility.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008.

The following table shows the operating results of the Company on a consolidated basis for the three months ended September 30, 2009 and 2008.

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
Net Sales	$11,276,820	$8,880,002
Cost of Goods Sold	(4,317,862)	(3,930,893)
Gross Profit	6,958,958	4,949,109
Selling Expenses	(215,672)	(216,376)
General and Administrative Expenses	(534,179)	(437,129)
Income from Operations	6,209,108	4,295,604
Total Other Income (expense)	(31,077)	(176,194)
Income Before Income Taxes	6,178,031	4,119,410
Provision for Income Taxes	(930,757)	(621,483)
Net Income	5,247,274	3,497,927

Net Sales

Total net sales for the three months ended September 30, 2009 were $11,276,820, an increase of $2,396,818, or 27.0%, from $8,880,002 for the three months ended September 30, 2008.

Jinong’s net sales, which accounted for 90.3% of our total net sales, mainly were driven by the sale of humic acid based liquid compound fertilizers. For the three months ended September 30, 2009, Jinong’s net sales increased $2,553,148, or 33.5%, to $10,178,649 from $7,625,501 from the three months ended September 30, 2008. This increase was mainly attributable to the commencement of our new production line in August 2009 and the sales of more high-end products including our newly released highly-concentrated powdered fertilizer products.

Jintai’s net sales, which include sales of agricultural products, namely top-grade fruits, vegetables, flowers and colored seedlings decreased $156,331, or 12.5%, to $1,098,171 for the three months ended September 30, 2009 from $1,254,501 for the same period in 2008. Sales of our butterfly orchids and red leaf flowers accounted for 86.6% of Jintai’s sales for the three months ended September 30, 2009.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2009 was $4,317,862, an increase of $386,968, or 9.8%, from $3,930,893 for the three months ended September 30, 2008.

Jinong’s costs of goods sold primarily consist of costs for packaging materials, raw materials, direct labor and overhead allocation. Cost of goods sold by Jinong for the three months ended September 30, 2009 increased $509,418, or 15.8%, to $3,735,364 compared to the same period in 2008. As a percentage of total net sales, cost of goods sold by Jinong approximated 33.1% and 36.3% for the three months ended September 30, 2009 and 2008, respectively.

Jintai’s costs of goods sold primarily consist of costs for direct materials, direct labor, utility costs and depreciation expenses. Cost of goods sold by Jintai decreased $122,450, or 17.4%, to $582,497 for the three months ended September 30, 2009 as compared to costs of goods sold of $704,947 for the three months ended September 30, 2008. This decrease was partly due to the decreases in raw material purchases resulting from the cultivation of our own plants as opposed to purchasing maternal plants from other companies. As a percentage of total net sales, cost of goods sold by Jintai approximated 5.2% and 7.9% for the three months ended September 30, 2009 and 2008, respectively.

Gross Profit

Total gross profit for the three months ended September 30, 2009 was $6,958,958, an increase of $2,009,849, or 40.6%, from $4,949,109 for the three months ended September 30, 2008. Gross profit margin approximated 61.7% and 55.7% for the three months ended September 30, 2009 and 2008, respectively.

Gross profit from Jinong for the three months ended September 30, 2009 was $6,443,285, an increase of $2,043,730, or 46.5%, from $4,399,555 for the three months ended September 30, 2008. Gross profit margin from Jinong sales approximated 63.3% and 57.7% for the three months ended September 30, 2009 and 2008, respectively. The increase in gross profit margin was mainly due to the introduction of three new highly-concentrated powdered fertilizer products, which have high profit margins, and an increase in sales of other high-margin products during the three months ended September 30, 2009.

Gross profit from Jintai for the three months ended September 30, 2009 was $515,674, a decrease of $33,881, or 6.2%, from $549,554 for the three months ended September 30, 2008. Gross profit margin from Jintai sales approximated 47% and 43.8% for the three months ended September 30, 2009 and 2008, respectively. The increase in gross profit margin was primarily due to a higher percentage of sales on high-end flowers during the three months ended September 30, 2009 as compared to the same period a year ago.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $215,672, or 1.9% of net sales, for the three months ended September 30, 2009 as compared to $216,376, or 2.4% of net sales, for the three months ended September 30, 2008, a decrease of $704, or approximately 0.3%. The increased salaries and marketing promotion expenses were offset by the reduction in freight-out expenses.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $534,179, or 4.7% of net sales, for the three months ended September 30, 2009, as compared to $437,129, or 4.9% of net sales, for the three months ended September 30, 2008, an increase of $97,050. The increase was largely attributable to research and development on new products and professional service fees.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other expenses were $31,077 and $176,194 for the three months ended September 30, 2009 and 2008, respectively. The decrease in expenses of $145,117 was mainly due to the decrease in interest expense on two short-term loans that were paid in full during the three months ended September 30, 2009.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of Jinong’s operation being classified as a High-Tech project under the new PRC Enterprise Income Tax Law (“EIT”) effective on January 1, 2008. Jinong incurred income tax expenses of $930,757 for the three months ended September 30, 2009, as compared to $621,483 for the same period in the prior year, an increase of $309,274. This increase was primarily attributable to our increased operating income during the three months ended September 30, 2009.

Jintai has been exempt from paying income tax since its formation as it produces products that fall into the tax exemption list set out in the EIT. The duration of exemption is indefinite so long as there are no amendments to the relevant provisions of the EIT.

Net Income

Our net income was $5,247,274 for the three months ended September 30, 2009, an increase of $1,749,347, or 50.0%, from $3,497,927 for the three months ended September 30, 2008. The increase in net income was largely due to the increase in our net sales during the three months ended September 30, 2009. Net income as a percentage of total net sales approximated 46.5% and 39.4% for the three months ended September 30, 2009 and 2008, respectively.

Discussion of Segment Profitability Measures

Our business consists of three segments – the sales of fertilizer products through Jinong ,the sales of agricultural products through Jintai and greenhouse facility expansion through Yuxing. Each of the segments prepares its own quarterly and annual projections with regard to marketing, research and development, production and sales along with financial budgets.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds from our public offering in July 2009 (the “Public Offering”).

As of September 30, 2009, cash and cash equivalents were $35,156,962, an increase of $17,361,515, or 97.6%, from $17,795,447 as of June 30, 2008, primarily due to the net proceeds from the Public Offering. This does not include restricted cash from our escrow account. Pursuant to the Securities Purchase Agreement and Holdback Escrow Agreement by and among the Company and the investors in the Private Placement, a total of $250,000 cash from the Private Placement proceeds was escrowed for investor relations expenditures. The funds are being released to the Company on a monthly basis to pay invoices issued by the Company’s investor relations firm. As of September 30, 2009, there was $58,813 left in the escrow account.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended September 30,
	2009	2008
Net cash provided by operating activities	$4,291,270	$411,868
Net cash used in investing activities	(13,141,040)	(42,120)
Net cash provided by/ (used in) financing activities	26,188,228	(88,391)
Effect of exchange rate change on cash and cash equivalents	23,057	(4,671)
Net increase in cash and cash equivalents	17,361,515	306,686
Cash and cash equivalents, beginning balance	17,795,447	16,612,416
Cash and cash equivalents, ending balance	35,156,962	16,919,102

Operating Activities

Net cash provided by operating activities was $4,291,270 for the three months ended September 30, 2009, an increase of $3,849,402 from net cash of $441,868, provided by operating activities for the same period in 2008. The increase was mainly due to a decrease in inventory and an increase in tax payables as a result of payment of an accrued income tax and VAT obligation.

Investing Activities

Net cash used in investing activities in the three months ended September 30, 2009 was ,$13,141,040, an increase of $13,098,920 from $42,120 for the same period in 2008. This increase was mainly due to the obtaining land use right over a piece of 353,850-square-meter (or approximately 88-acre) land for the expansion of our new greenhouse facility.

Financing Activities

Net cash provided by financing activities in the three months ended September 30, 2009 was $26,188,228, mainly due to the Public Offering. The net cash used in financing activities for the same period in 2008 was $88,391, primarily for repayment of short-term loans.

On July 24, 2009, we paid off the outstanding balance of our short-term loans from Agriculture Bank Yanglingshifangqu Branch. On August 27, 2009, we paid off the outstanding balance of our short term loans from Xi’an Beilin District Rural Credit Union Wenyibeilu Branch. As of September 30, 2009, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date

Xi’an Commercial Bank Xincheng Branch	$2,193,752	Annual Interest Rate: 7.965%, payable monthly	03/31/2010
Total	$2,193,752

Accounts Receivable

Our accounts receivable, net of allowance for doubtful account, was $11,709,073, as of September 30, 2009 as compared to $8,167,715 as of June 30, 2009 representing an increase of $3,541,358. This increase was mainly due to increased sales by Jinong.

Our allowance for doubtful accounts was $119,178 as of September 30, 2009 as compared to $119,304 as of June 30, 2009, representing a decrease of $126.

Inventories

We had inventory of $8,143,916 as of September 30, 2009 as compared to $7,162,249 as of June 30, 2009, representing an increase of $981,667. Of this increase, $222,116 was an increase in Jinong inventory which was mainly due to the increased purchase of raw materials and packaging materials to meet higher production demands and $759,551 was an increase in Jintai inventory which was mainly due to the increased work in progress at Jintai to meet the higher demand for the decorative flowers and for new fertilizer products testing.

Accounts Payable

We had accounts payable of $595,166 as of September 30, 2009 as compared to $926,883 as of June 30, 2009, representing a decrease of $331,717, all of which was from Jinong. Jintai did not have any accounts payable as of September 30, 2009.

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

Segment reporting

FASB ASC 280, (previously SFAS No. 131, Segment Reporting) requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the three months ended September 30, 2009, the Company was organized into three main business segments: fertilizer production (Jinong), agricultural products production (Jintai) and future research and development center (Yuxing).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item does not apply to smaller reporting company such as us.

Item 4T.	Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 5.	Other Information

Adoption of Cash Based Compensation Plan for Fiscal Year 2010

On November 6, 2009, the Compensation Committee (the “Committee”) of the Board of Directors of the Company adopted the Company’s Cash Based Compensation Plan for Fiscal Year 2010 (the “2010 Plan”), effective retroactively as of July 1, 2009, the first day of FY2010.

Pursuant to the 2010 Plan, Mr. Tao Li, President and Chief Executive Officer, receives an increase in his annual base salary from $129,000 to $189,000 and Ms. Ying Yang, Chief Financial Officer, receives an increase in her annual base salary from $130,000 to $160,000.

The 2010 Plan provides for the payment of cash incentive bonuses upon achievement of certain quarterly and annual corporate financial targets, including revenue and operating income (“Targets”). The total annual cash bonus pool for all participants in the 2010 Plan is the lesser of 2% of our operating income for the fiscal year 2010 or $500,000.

Mr. Li’s bonus target was set at 40% of his base salary and Ms. Yang’s at 35% of her base salary. Bonus targets ranging from 30%, 20% and 10% of base salaries were assigned to other senior management, mid-level management and employees, respectively.

Under the 2010 Plan, 80% of the annual base cash bonus is payable evenly based on the quarterly performance and 20% of the annual base cash bonus is payable at the year-end based on the full year results. For a quarterly bonus, both revenue and operating income targets must be met for the corresponding quarter. For a year-end bonus, if one but not both Targets has been met for the full 2010 fiscal year, then only 50% of the year-end bonus is payable. If we fail to achieve at least 90% of the full year Targets, then no year-end bonus will be paid. If we achieve 110% of the 2010 year-end Targets, the year-end bonus will be 150% of base year-end bonus, which would be 30% of the annual base cash bonus, not to exceed the total amount available in the bonus pool.

The Company elected to disclose the information above under Item 5 of Part II of this report in lieu of disclosing it under Item 5.02 of the Current Report on Form 8-K.

Item 6.	Exhibits

(a) Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: November 12, 2009	BY:	/s/Tao Li
Tao Li
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2009	BY:	/s/ Ying Yang
Ying Yang
Chief Financial Officer
(principal financial officer and accounting officer)