Form 10-Q
period 2009-12-31
China Green Agriculture, Inc.
filed 2010-02-08
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number 000-18606

CHINA GREEN AGRICULTURE, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3rd Floor, Borough A, Block A, No. 181,
South Taibai Road, X’ian, Shaanxi Province,
People’s Republic of China  710065
 (Address of principal executive offices) (Zip Code)

+86-29-88266368
(Registrant's telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,443,128 shares of Common Stock, $.001 par value, were outstanding as of February 4, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009
(UNAUDITED)

ASSETS
	December 31, 2009	June 30, 2009
Current Assets
Cash and cash equivalents	$61,183,492	$17,795,447
Restricted cash	36,897	83,579
Accounts receivable, net	10,993,124	8,167,715
Inventories	9,906,700	7,162,249
Other assets	166,305	129,213
Deferred offering cost	—	160,500
Advances to suppliers	238,277	95,255
Total Current Assets	82,524,795	33,593,958

Plant, Property and Equipment, Net	28,482,504	17,341,654

Construction In Progress	4,738	9,609,649

Intangible Assets, Net	11,592,769	1,073,165

Total Assets	$122,604,806	$61,618,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$533,021	$926,883
Unearned revenue	165,732	24,000
Other payables and accrued expenses	1,599,455	1,091,168
Advances from other unrelated companies	301,605	326,970
Amount due to related parties	68,164	31,160
Taxes payable	3,288,349	2,887,828
Short term loans	2,197,512	3,170,290
Total Current Liabilities	8,153,838	8,458,299

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	—	20,519,255

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	—	—
Common stock, $.001 par value, 115,197,165 shares authorized, 24,283,989 shares issued and outstanding (12,281,569 as of June 30, 2009)	24,284	12,282
Additional paid-in capital	73,883,634	2,060,162
Statuary reserve	4,525,550	3,468,530
Retained earnings	33,554,015	24,642,768
Accumulated other comprehensive income	2,463,485	2,457,130
Total Stockholders' Equity	114,450,968	32,640,872

Total Liabilities and Stockholders' Equity	$122,604,806	$61,618,426

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2009	2008	2009	2008
Sales
Jinong	$19,289,446	$12,570,527	$9,110,797	$4,945,026
Jintai	3,159,490	3,309,601	2,061,319	2,055,100
Net sales	$22,448,936	$15,880,128	$11,172,116	$7,000,126
Cost of goods sold
Jinong	7,002,486	5,106,321	3,267,122	1,880,375
Jintai	1,717,718	1,725,877	1,135,221	1,020,930
Cost of goods sold	8,720,204	6,832,199	4,402,343	2,901,306
Gross profit	13,728,732	9,047,929	6,769,773	4,098,820
Operating expenses
Selling expenses	735,767	582,537	520,096	366,161
General and administrative expenses	1,348,730	1,023,774	814,551	586,645
Total operating expenses	2,084,497	1,606,311	1,334,647	952,806
Income from operations	11,644,235	7,441,618	5,435,126	3,146,014
Other income (expense)
Other income (expense)	553	4,275	(413)	—
Interest income	81,922	143,019	52,656	2,624
Interest expense	(105,644)	(447,923)	(44,335)	(127,059)
Total other income (expense)	(23,169)	(301,679)	7,908	(125,485)
Income before income taxes	11,621,066	7,139,939	5,443,034	3,020,529
Provision for income taxes	1,652,798	984,159	722,041	362,676
Net income	9,968,268	6,155,780	4,720,993	2,657,852
Other comprehensive income
Foreign currency translation gain/(loss)	6,354	(8,321)	31,284	(2,142)
Comprehensive income	$9,974,622	$6,147,459	$4,752,277	$2,655,711

Basic weighted average shares outstanding	22,450,562	18,381,702	23,266,097	18,381,702
Basic net earnings per share	$0.44	$0.33	$0.20	$0.14
Diluted weighted average shares outstanding	22,471,118	18,381,702	23,286,653	18,381,702
Diluted net earnings per share	0.44	0.33	0.20	0.14

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$9,968,268	6,155,780
Adjustments to reconcile net income to net cash
provided by operating activities
Issuance of stock options for compensation	—	68,690
Depreciation	986,663	737,464
Amortization	150,318	53,494
Decrease / (Increase) in current assets
Accounts receivable	(2,797,999)	(950,555)
Other receivables	(321)	32,262
Inventories	(2,719,957)	(3,306,067)
Advances to suppliers	(142,513)	(72,015)
Other assets	(35,952)	9,508
(Decrease) / Increase in current liabilities
Accounts payable	(395,573)	(26,200)
Unearned revenue	141,422	253,800
Tax payables	391,854	(2,485,151)
Other payables and accrued expenses	436,338	243,560
Net cash provided by operating activities	5,982,548	714,571

Cash flows from investing activities
Acquisition of plant, property, and equipment	(2,440,748)	(460,797)
Acquisition of intangible assets	(10,703,302)	—
Additions to construction in progress	(4,730)	(1,464,432)

Net cash used in investing activities	(13,148,780)	(1,925,229)

Cash flows from financing activities
Repayment of loan	(979,876)	(379,384)
Proceeds issuance of shares	51,373,234
Restricted cash	46,683	58,914
Net cash provided by / (used in) financing activities	50,440,041	(320,470)

Effect of exchange rate change on cash and cash equivalents	114,236	(2,024)
Net increase in cash and cash equivalents	43,388,045	(1,533,151)

Cash and cash equivalents, beginning balance	17,795,447	16,612,416
Cash and cash equivalents, ending balance	$61,183,492	15,079,265

Supplement disclosure of cash flow information
Interest expense paid	$(88,936)	242,459
Income taxes paid	$—	621,367

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

Green Agriculture was incorporated on January 27, 2007 under the laws of the State of New Jersey. On August 24, 2007, Green Agriculture acquired 100% outstanding shares of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”) which owns 100% equity of Xi’an Jintai Agriculture Technology Development Company (“Xi’an Jintai” or “Jintai”). Jinong is engaged in the research and development, manufacture, distribution and sale of humic acid based compound fertilizer. It was incorporated in the People’s Republic of China (the “PRC”) on June 19, 2000 under the name of Yangling Techteam Jinong Humic Acid Product Co., Ltd. On February 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed its name to Shaanxi Techteam Jinong Humic Acid Product Co., Ltd.

On January 19, 2007, Jinong incorporated Xi’an Jintai which provides testing and experimental data collection base for the function and feature of the new fertilizer products produced by Jinong by imitating the various growing conditions and stages or cycles for a variety of plants, such as flowers, vegetables and seedlings on which the fertilizers are applied. Xi’an Jintai also sells such plants to its customers.

On December 23, 2008, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Xi’an Yuxing”) was established and registered in Hu County, Xi’an by two related parties. The purpose of establishing this entity is mainly to facilitate the research and development of agriculture technology. On July 23, 2009, 100% ownership of Xi’an Yuxing was transferred to Jinong for $146,250 which was the original contribution for the share capital. On September 25, 2009, Xi’an Yuxing was granted the Land Use Right for approximately 88 acres of land for 50 years by the People’s Government and Land & Resources Bureau of Hu County. The Company applied a portion of the proceeds from its public offering in July 2009 and November/December 2009 toward construction of 12 additional greenhouse facilities to further strengthen its R&D base and support its greenhouse capacity expansion.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s current corporate structure is set forth in the diagram below:

The Company, through its subsidiaries are engaged in the following business: Jinong’s main business is to produce and sell fertilizers, and Xi’an Jintai’s and Xi’an Yuxing’s main business is to conduct research and development on new fertilizer products and sell high quality agricultural products.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 2009. The results of the six month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2010.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries—Green Holding Agriculture, Jinong, Xi’an Jintai and Xi’an Yuxing. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of December 31, 2009 and June 30, 2009, cash and cash equivalents amounted to $61,183,492 and $17,795,447, respectively.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and June 30, 2009, the Company had accounts receivable of $10,993,124 and $8,167,715, net of allowance for doubtful accounts of $169,359 and $4,122, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Advances to suppliers

The Company provides advances to certain vendors for purchase of its material. As of December 31, 2009 and June 30, 2009, the advances to suppliers amounted to $238,227 and $95,255, respectively.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended December 31, 2009.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of December 31, 2009 and June 30, 2009, the Company had unearned revenues of $165,732 and $24,000, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended December 31, 2009 and 2008, were $37,497 and $26,650, respectively. Advertising costs for the six months ended December 31, 2009 and 2008, were $43,357 and $51,031, respectively.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accumulated other comprehensive income amounted to $2,463,485 and $2,457,130 as of December 31, 2009 and June 30, 2009, respectively.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company was organized into three main business segments: fertilizer production (Jinong), agricultural products production (Jintai) and future research and development center (Yuxing). The following tables present a summary of operating information for the six and three months ended December 31, 2009 and 2008, respectively and quarter-end balance sheet information as of December 31, 2009.

	For the six months ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues from unaffiliated customers:
Jinong	$19,289,446	$12,570,527
Jintai	3,159,490	3,309,601
Consolidated	$22,448,936	$15,880,128

Operating income :
Jinong	$11,049,785	$6,669,921
Jintai	1,277,140	1,376,295
Yuxing	(72,924)	—
Reconciling item (1)	—	(561,041)
Reconciling item (2)	(609,766)	(43,557)
Consolidated	$11,644,235	$7,441,618

Net income:
Jinong	$9,373,129	$5,575,915
Jintai	1,277,260	1,376,529
Yuxing	(72,918)
Reconciling item (1)	7,835	6,558
Reconciling item (2)	(617,038)	(803,222)
Consolidated	$9,968,268	$6,155,780

Depreciation and Amortization:
Jinong	$1,008,924	$715,276
Jintai	56,701	75,682
Yuxing	71,356
Consolidated	$1,136,981	$790,958

Interest expense:
Jinong	$105,644	$249,299
Reconciling item (1)	—
Reconciling item (2)	—	198,624
Consolidated	$105,644	$447,923

Capital Expenditure:
Jinong	$2,440,748	$1,925,229
Yuxing	10,708,032	—
Consolidated	$13,148,780	$1,925,229

Identifiable assets:	As of 12/31/09	As of 06/30/09
Jinong	$88,658,686	$46,329,125
Jintai	10,161,564	6,572,315
Yuxing	10,724,673
Reconciling item (1)	13,026,892	314,346
Reconciling item (2)	32,991	134,478
Consolidated	$122,604,806	$53,350,264

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the three months ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Revenues from unaffiliated customers:
Jinong	$9,110,797	$4,945,026
Jintai	2,061,319	2,055,100
Consolidated	$11,172,116	$7,000,126

Operating income :
Jinong	$4,925,511	$2,544,835
Jintai	839,233	922,191
Yuxing	(55,077)
Reconciling item (1)	—	—
Reconciling item (2)	(274,541)	(277,455)
Reconciling item (2)--stock compensation	—	(43,557)
Consolidated	$5,435,126	$3,146,014

Net income:
Jinong	$4,213,250	$2,054,176
Jintai	839,304	922,300
Yuxing	(55,071)
Reconciling item (1)	5,323	2,515
Reconciling item (2)	(274,541)	(321,139)
Consolidated	$4,728,266	$2,657,852

Depreciation and Amortization:
Jinong	$564,709	$348,173
Jintai	31,355	47,951
Yuxing	53,517
Consolidated	$649,581	$396,124

Interest expense:
Jinong	$44,335	$126,933
Reconciling item (1)	—
Reconciling item (2)	—	126
Consolidated	$44,335	$127,059

Capital Expenditure:
Jinong	$3,010	$1,883,109
Yuxing	4,730	—
Consolidated	$7,740	$1,883,109

Identifiable assets:	As of 12/31/09
Jinong	$88,658,686	$46,329,125
Jintai	10,161,564	6,572,315
Yuxing	10,724,673
Reconciling item (1)	13,026,892	314,346
Reconciling item (2)	32,991	134,478
Consolidated	$122,604,806	$53,350,263

(1) Reconciling amounts refer to the unallocated assets or expenses of Green Agriculture.
(2) Reconciling amounts refer to the unallocated assets or expenses of the parent Company.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (ASC230), cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2009-14 on its financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – INVENTORIES

Inventories consist of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Raw materials	$465,068	$67,046
Supplies and packing materials	151,056	87,081
Work in progress	8,678,615	6,901,124
Finished goods	611,960	106,279
Totals	$9,906,700	$7,162,249

NOTE 4 – OTHER ASSETS

As of December 31, 2009 and June 30, 2009, other assets comprised of the following:

	December 31, 2009	June 30, 2009
Other receivable	$92,307	$91,334
Promotion material	73,998	37,879
Total	$166,305	$129,213

Other receivables represent advances made to non-related companies and employees. The amounts were unsecured, interest free, and due on demand.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Building and improvements	$18,868,689	$10,632,055
Vehicles	88,822	23,784
Machinery and equipment	12,453,062	8,620,173
Agriculture assets	1,338,234	1,334,538
Total	32,748,807	20,610,551
Less: accumulated depreciation	(4,266,303)	(3,268,897)
Total property, plant and equipment	$28,482,504	$17,341,654

Depreciation expenses for the three months ended December 31, 2009 and 2008 were $542,448 and $369,370, respectively. Depreciation expenses for the six months ended December 31, 2009 and 2008 were $986,663 and $737,464, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

Construction in Progress:

As of December 31, 2009 and June 30, 2009, construction in progress, representing construction for a new product line, amounted to $4,738 and $9,609,649, respectively.

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following at December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Land use right, net	$11,478,009	$895,808
Technology know-how, net	114,760	177,357
Total	$11,592,769	$1,073,165

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

LAND USE RIGHT

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

A shareholder contributed the land use rights on August 16, 2001. The land use right was recorded at a cost of $1,012,833. On August 13, 2009, Xi’an Yuxing was granted a certificate of Land Use Right for a parcel of land of approximately 88 acres. The purchase cost is recorded at $10,721,648. Both certificates of land use right are valid for fifty years. The land use right consists of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Land use right	$11,734,481	$1,064,326
Less: accumulated amortization	(256,472)	(168,518)
Total	$11,478,009	$895,808

TECHNOLOGY KNOW-HOW

A shareholder contributed the technology know-how on August 16, 2001. The technology know-how is recorded at a cost of $860,702. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Technology Know-how	$860,702	$858,326
Less: accumulated amortization	(745,942)	(680,969)
Total	$114,760	$177,357

Total amortization expenses of intangible assets for the three months ended December 31, 2009 and 2008 amounted to $107,132 and $26,754, respectively. Total amortization expenses of intangible assets for the six months ended December 31, 2009 and 2008 amounted to $150,318 and $53,494, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization expenses of intangible assets for the next five years after December 31, 2008 are as follows:

December 31, 2010	$320,760
December 31, 2011	263,380
December 31, 2012	234,690
December 31, 2013	234,690
December 31, 2014	234,690
Total	$1,288,208

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties were the advances to the Company’s officers and shareholders, and was unsecured, non-interest bearing and due on demand. As of December 31, 2009 and June 30, 2009, the amount due to related parties is $68,164 and $31,160, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
Payroll payable	$8,790	$8,766
Welfare payable	176,834	177,865
Accrued expenses	1,300,151	791,172
Other levy payable	113,679	113,365
Total	$1,599,454	$1,091,168

NOTE 9 - LOAN PAYABLES

As of December 31, 2009 and June 30, 2009, the loan payables were as follows:

	December 31, 2009	June 30, 2009
Short term loans payable:
Xi’an Commercial Bank Xincheng Branch	$2,197,512	$2,191,445
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch		555,166
Agriculture Bank Yanglingshifangqu Branch		423,679
Total	$2,197,512	$3,170,290

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2009, the Company had a loan payable of $2,197,512 to Xi’an Commercial Bank Xincheng Branch in China, with an annual interest rate of 7.965%, and due on March 31, 2010. The loan is pledge by the land use right and property of the Company.

The interest expenses from this short-term loans are $44,236 and $119,948 for three months ended December 31, 2009 and 2008, respectively. The interest expenses from these short-term loans are $105,644 and $242,313 for the six months ended December 31, 2009 and 2008, respectively.

NOTE 10 - TAXES PAYABLE

Taxes payable consist of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
VAT payable	$4,536	1,216,191
Income tax payable	2,978,062	1,290,777
Other levies	305,752	380,860
Total	$3,288,349	2,887,828

NOTE 11 – ADVANCES FROM UNRELATED COMPANIES

Advances from unrelated companies were $301,605 and $326,970 as of December 31, 2009 and June 30, 2009, respectively. The advances were due on demand, unsecured and non interest bearing.

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

Since January 1, 2008, Jinong has been subject to income tax at a rate of 15%. Xi’an Jintai was exempt from paying income tax for calendar 2009  as it produces products that qualify for a government tax exemption.

The provision for income taxes as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Current income tax - Provision for China income and local tax	$1,645,525	$—
Deferred taxes	—	—
Total provision for income taxes	$1,645,525	$—

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of December 31, 2009 and 2008:

	2008	2008	2007
Tax at statutory rate	34%	34%	34%
Foreign tax rate difference	(19%)	(19%)	(19%)
Net operating loss in other tax jurisdiction for where no benefit is realized	(8%)	(1%)	(15%)
Total	7%	14%	0%

Due to non-operation in U.S. and tax free status in China, the Company had no deferred tax as of December 31, 2009 and 2008.

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

MAJOR CUSTOMERS AND VENDORS

There was one vendor accounted for 10% of the Company’s total purchases for the three months ended December 31, 2009. Accounts payable to this vender amounted to $0 as of December 31, 2009.

There were three vendors that are over 10% of the Company’s total purchases for the three months ended December 31, 2008 with each vendor individually accounting for about 14.5%, 12.7% and 11.5%. Accounts payable to the vender amounted to $0 as of December 31, 2008.

There was no customer that accounted for more than 10% of the total sales for the six months ended December 31, 2009 and 2008.

MAJOR CONCENTRATION OF CASH

The Company maintained bulk of cash in two major banks in China. The balance as of December 31, 2009 under these two banks amounted approximately $45,400,000. There is no insurance securing these deposits in China. In addition, the Company had approximately $10,400,000 of cash in a bank in the United States as of December 31, 2009 with $250,000 secured by the FDIC.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15– STOCKHOLDERS’ EQUITY

COMMON STOCK

On December 26, 2007, the Company issued 6,313,617 shares of common stock to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement (the “Private Placement”). If any governmental agency in the PRC challenges or otherwise takes any action that adversely affects the transactions contemplated by the Exchange Agreement, and the Company cannot undo such governmental action or otherwise address the material adverse effect to the reasonable satisfaction of the Investors within sixty (60) days of the occurrence of such governmental action, then, upon written demand from an Investor, the Company shall promptly, and in any event within thirty (30) days from the date of such written demand, pay to that Investor, as liquidated damages, an amount equal to that Investor’s entire Investment Amount with interest thereon from the Closing date until the date paid at the rate of 10% per annum. As a condition to the receipt of such payment, the Investor shall return to the Company for cancellation of the certificates evidencing the Shares acquired by the Investor under the Agreement. In accordance with EITF D-98: “Classification and Measurement of Redeemable Securities”, the Company has classified the equity as temporary equity, as “Common Stock, $.001 par value, 6,313,617 shares subject to redemption”. In July 2009, the Company signed the Waiver and Consent with the Investors where the Investors consented to waive all their rights associated with the liquidated damages arising from any material adverse effect due to PRC governmental actions as stated above. As a result, such temporary equity was no longer necessary for the purposes of the Company’s balance sheet as of September 30, 2009.

The Company issued 977,948 shares of common stock to consultants relating to the Private Placement. Net proceeds from the Private Placement were $18,602,723, of which $188,388 was received in January 2008. The direct costs related to this placement, including legal and professional fees, were deducted from the related proceeds and the net amount in excess of par value was recorded as additional paid-in capital. The total of $4,250,000 was placed in escrow and booked as restricted cash, pursuant to a Securities Purchase Agreement and the Holdback Make Good Agreement entered into in connection with the placement for the following:

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

As of December 31, 2009, the balance of restricted cash is $36,897.

In connection with the Securities Purchase Agreement and the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) and a lockup agreement (the “Lockup Agreement”). Among other things, the Securities Purchase Agreement establishes targets for after tax net income and earnings per share for our fiscal year ending June 30, 2009 at not less than $12,000,000 and $0.609, respectively (the “2009 Targets”). In order to secure our obligations to meet the 2009 profit target and earnings per share target, Mr. To, the nominee holder for our CEO Mr. Tao Li, has placed 3,156,808 shares of Common Stock (“2009 Make Good Shares”) into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. To, the Investors and the escrow agent named therein. In the event we do not achieve either of the 2009 Targets, the 3,156,808 shares of Common Stock will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that we meet the 2009 Targets, the 3,156,808 shares will be transferred to Mr. Tao Li. We have met the 2009 Targets for the fiscal year of 2009, and consequently, the 3,156,808 shares were transferred to Mr. Tao Li on October 9, 2009 pursuant to the Make Good Escrow Agreement.

The Company issued 4,025,000 shares of common stock at a public offering price of $7.15 per share and received a total of approximately $28.8 million on July 24, 2009. The shares were sold under the Company's previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission on June 12, 2009. On November 23, 2009 and December 17, 2009, the Company issued 1,281,051 shares and 320,512 shares of common stock, respectively, and received total proceeds of approximately $24.5 million. The Company intends to use all of the net proceeds to expand its production of agricultural products through the construction of new greenhouse facilities.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

As of December 31, 2009, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of December 31, 2009 and June 30, 2009 amounted to $4,525,550 and $3,468,530, respectively.

NOTE 17– STOCK OPTIONS

Effective January 1, 2006, the Company adopted the standard which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS No. 123-R (ASC 718) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance on SFAS No. 123-R (ASC 718). The Company has applied SAB 107 in its adoption of SFAS No. 123-R (ASC 718).

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

On September 10, 2008, the Company issued 28,000 stock options to the CFO with an exercise price of $4 and term of two years.  The options vested on July 1, 2009.  On August 17, 2009, the CFO requested a cashless exercise and received 19,938 shares of common stock.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	2 year
Expected volatility	584%
Expected dividend yield	0%

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Options outstanding as of December 31, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6	37,000	0.6	$6	37,000	$6	$302,179

The following table summarizes the options outstanding as of December 31, 2009:

Options Outstanding
Outstanding, July 1, 2007	—
Granted	198,000
Forfeited/Canceled	—
Exercised	(76,500)
Outstanding, July 1, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	—
Outstanding, June 30, 2009	121,500
Exercised	(84,500)
Outstanding, December 31, 2009	37,000

NOTE 18 - COMMITMENTS AND LEASES

In July 2007, the Company signed an office lease with the shareholder and started to pay the rent for $1,702 per month. The Company recorded rent expenses of $5,122 and $5,104 as rent expenses for the three months ended December 31, 2009 and 2008, respectively. The Company recorded rent expenses of $10,244 and $10,208 as rent expenses for the six months ended December 31, 2009 and 2008, respectively. Rent expenses for the 5 years after December 31, 2009 are as follows:

December 31, 2010	$20,490
December 31, 2011	20,490
December 31, 2012	20,490
December 31, 2013	20,490
December 31, 2014	20,490
Total	$102,450

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 19 – SUBSEQUENT EVENTS

On January 3, 2010, the Compensation Committee (the “Committee”) of the Board of Directors of China Green Agriculture, Inc. (the “Company”) approved the grant of restricted stock and non-qualified stock options to certain executive officers and directors of the Company under the Company’s 2009 Equity Incentive Plan (the “Plan”). The Plan was approved by a majority of shareholders on the annual shareholder meeting on December 11, 2009.

Pursuant to a one-time grant under the Plan, the Committee granted  (i) 25,000 shares of restricted stock and non-qualified stock options to purchase 25,000 shares of common stock, par value $.001 per share, of the Company (“Common Stock”) to Mr. Tao Li, the Company’s chairman and chief executive officer, (ii) 15,000 shares of restricted stock and non-qualified stock options to purchase 15,000 shares of Common Stock to Ms. Ying Yang, the Company’s chief financial officer, and (iii) non-qualified stock options to purchase 3,334 shares of Common Stock to each of Mr. Yizhao Zhang, Mr. Barry Raeburn and Mr. Lianfu Liu, the Company’s independent directors.  The non-qualified stock options are exercisable at a price of $14.70 per share, the closing price of the Common Stock on the last trading day preceding the grant date, and have a five-year term.  Both the restricted stock and the non-qualified stock options granted pursuant to this one time grant vest on February 2, 2010.

Also pursuant to a one-time grant under the Plan, the Committee granted (i) 50,000 shares of restricted stock and non-qualified stock options to purchase 50,000 shares of Common Stock to Mr. Li, (ii) 30,000 shares of restricted stock and non-qualified options to purchase 30,000 shares of Common Stock to Ms. Yang, and (iii) non-qualified stock options to purchase 6,666 shares of Common Stock to each of Mr. Zhang, Mr. Raeburn and Mr. Liu.  The non-qualified stock options are exercisable at a price of $14.70 per share and have a five-year term.  Both the restricted stock and the non-qualified stock options granted pursuant to this one-time grant vest in two equal installments on December 31, 2010 and December 31, 2011, so long as certain target thresholds of net sales and operating income are achieved by the Company with respect to each vesting date.

As an annual equity award under the Plan, the Committee granted (i) 15,307 shares of restricted stock and non-qualified stock options to purchase 30,194 shares of Common Stock to Mr. Li, and (ii) 7,654 shares of restricted stock and non-qualified options to purchase 15,097 shares of Common Stock to Ms. Yang. The non-qualified stock options are exercisable at a price of $14.70 per share and have a five-year term.  Both the restricted stock and the non-qualified stock options granted pursuant to this annual equity award vest in three equal installments on September 30, 2010, September 30, 2011 and September 30, 2012, so long as certain target thresholds of net sales and operating income are achieved by the Company with respect to its fiscal year ending June 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial market and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”, formerly known as Discovery Technologies, Inc.), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); (vi) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Techteam in the PRC and (vii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a wholly-owned subsidiary of Jinong in the PRC.

Overview

We, through our indirect wholly-owned subsidiaries, Jinong, Jintai and Yuxing, are engaged in the following business: (i) research, development, production and distribution of humic acid-based compound fertilizer (conducted through Jinong); and (ii) development, production and distribution of agricultural products (conducted through Jintai and Yuxing); namely, top-grade fruits, vegetables, flowers and colored seedlings. Jintai also serves as a research and development base for our fertilizer products. The fertilizer business is our main business, which generated 81.5% and 70.6% of our total revenues in the three months ended December 31, 2009 and 2008, respectively. In the six months ended December 31, 2009 and 2008, the fertilizer business generated 85.9% and 79.2% of our total revenues, respectively.

We employ a multi-tiered product strategy in which we tailor our products to different needs and preferences of the different geographic regions across China. Each region has varying climate and soil conditions and grows different crops which require fertilizer which addresses local conditions. We sold approximately 3,065 and 1,611 metric tons of our fertilizer products in the three months ended December 31, 2009 and 2008, respectively. In the six months ended December 31, 2009 and 2008, we sold approximately 7,435 and 4,901 metric tons of our fertilizer products, respectively.

As of December 31, 2009, we developed and produced 141 different fertilizer products. For the three months ended December 31, 2009 and 2008, we sold approximately 3,836 and 3,065 metric tons of fertilizer, respectively. The five provinces in which we had the most sales accounted for a total of 34.7% of our fertilizer revenue for the three months ended December 31, 2009. These provinces were Shaanxi (9.1%), Shandong (6.8%), Guangdong (6.7%), Heilongjiang (6.2%), and Hebei (5.9%).

Our fertilizers are sold through a large number of distributors and we are not dependent on any one or group of distributors. As of December 31, 2009, we had approximately 540 distributors in China. The top five distributors accounted for a total of 3.8% of fertilizer revenues for the three months ended December 31, 2009.

Through our wholly-owned subsidiary Jintai, we sell high quality flowers, green vegetables and fruits to airlines, hotels and restaurants, among other customers. Jintai, which has a 137,000 square meter greenhouse facility, also conducts our fertilizer research and development activities. Four provinces accounted for 100% of our agriculture product revenue for the three months ended December 31, 2009. These were Shaanxi (89.9%), Shanxi (4.7%), Henan (2.8%) and Sichuan (2.6%). Jintai’s top five customers accounted for a total of 63.9% of Jintai’s sales for the three months ended December 31, 2009.

Recent Developments

During the three months ended December 31, 2009, we launched two new liquid-based and two powder-based fertilizer products. They generated approximately $293,668, or 3.2% of the revenues from our fertilizer products sold for the three months ended December 31, 2009. During the six months ended December 31, 2009, we launched a total of seven new fertilizer products, including four powder-based products, two liquid-based products and one granular-based product, which accounted for 21.9% of the fertilizer revenues for the six month ended December 31, 2009.

We received net proceeds of approximately $24.5 million from a public offering of our common stock with 1,282,052 shares issued on November 25, 2009 and 320,512 shares on December 17, 2009. The shares were sold under the Company’s previously filed shelf registration statement, which was declared effective by the Securities and Exchange Commission on June 12, 2009. The net proceeds are being used for new green house expansion in Yuxing, which is expected to complete in two years and working capital purposes. We plan to use the new greenhouse facilities to expand our research and development base for our humic-acid based fertilizer products and other humic-acid related agricultural products.

On December 7, 2009, our common stock became listed on the New York Stock Exchange (“NYSE”) and we voluntarily delisted our common stock from the NYSE Amex. On November 23, 2009, we changed our stock transfer agent to Continental Stock Transfer & Trust Company.

On October 9, 2009, we engaged a compensation consulting firm in the U.S. to conduct a comprehensive compensation analysis study and a Board of Director analysis and to develop an annual cash-based and equity-based incentive program for our directors, officers and key management under our 2009 Equity Incentive Plan, which were approved and adopted by our shareholders at our annual meeting of stockholders on December 11, 2009. On November 6, 2009, our Compensation Committee approved the cash-based compensation plan. On January 3, 2010, our Compensation Committee approved the equity-based compensation plan.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2008.

The following table shows the operating results of the Company on a consolidated basis for the three months ended December 31, 2009 and 2008.

	Three months ended	Three months ended
	December 31, 2009	December 31, 2008
Net Sales	$11,172,116	$7,000,126
Cost of Goods Sold	4,402,343	2,901,306
Gross Profit	6,769,773	4,098,820
Selling Expenses	520,096	366,161
General and Administrative Expenses	814,551	586,645
Income from Operations	5,435,126	3,146,014
Total Other Income (expense)	7,908	(125,485)
Income Before Income Taxes	5,443,034	3,020,529
Provision for Income Taxes	722,041	362,676
Net Income	4,720,993	2,657,852

Net Sales

Total net sales for the three months ended December 31, 2009 were $11,172,116, an increase of $4,171,990, or 59.6%, from $7,000,126 for the three months ended December 31, 2008.

Jinong’s net sales, which accounted for 81.5% of total net sales, were driven by increased sales of humic acid-based compound fertilizers. Jinong’s net sales increased $4,165,771, or 84.2%, to $9,110,797 for the three months ended December 31, 2009, from $4,945,026 for the three months ended December 31, 2008. Sales volume increased 25.2% to 3,836 tons for the three months ended December 31, 2009 from 3,065 tons for the three months ended December 31, 2008. These increases were mainly attributable to the increased production due to greater capacity from our new production line and the sales of more high-end products, including our highly-concentrated powdered fertilizer products.

Jintai’s net sales, which include sales of agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings, increased $6,219, or 0.3%, to $2,061,319 for the three months ended December 31, 2009 from $2,055,100 for the same period in 2008. The sales for the top three products accounted for 82.6% of Jintai’s sales for the three months ended December 31, 2009.

We do not currently derive revenue from Yuxing.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2009 was $4,402,343, an increase of $1,501,037, or 51.7%, from $2,901,306 for the three months ended December 31, 2008.

Jinong’s costs of goods sold primarily consist of costs for packaging materials, raw materials, direct labor and overhead allocation. Cost of goods sold by Jinong increased $1,386,747, or 73.7%, to $3,267,122 for the three months ended December 31, 2009 compared to $1,880,375 for the same period in 2008. This increase was primarily due to increased sales. As a percentage of total net sales, cost of goods sold by Jinong approximated 29.2% and 26.9% for the three months ended December 31, 2009 and 2008, respectively.

Jintai’s costs of goods sold primarily consist of costs for direct materials, direct labor, utility costs and depreciation expenses. Cost of goods sold by Jintai increased $114,291, or 11.2%, to $1,135,221 for the three months ended December 31, 2009 compared to $1,020,930 for the three months ended December 31, 2008. This increase was partly due to the increased sales of decorative flowers which have higher costs than costs associated with fruits and vegetables. As a percentage of total net sales, cost of goods sold by Jintai approximated 10.2% and 14.6% for the three months ended December 31, 2009 and 2008, respectively.

Gross Profit

Total gross profit for the three months ended December 31, 2009 was $6,769,773, an increase of $2,670,953, or 65.2%, from $4,098,820 for the three months ended December 31, 2008. Gross profit margin approximated 60.6% and 58.6% for the three months ended December 31, 2009 and 2008, respectively. As further detailed below, our margins for fertilizer products are approximately 10% higher than our margins for agriculture products.

Gross profit from Jinong for the three months ended December 31, 2009 was $5,843,675, an increase of $2,779,024, or 90.7%, from $3,064,651 for the three months ended December 31, 2008. Gross profit margin from Jinong sales approximated 64.1% and 62.0% for the three months ended December 31, 2009 and 2008, respectively. The increase in gross profit margin was mainly due to the value-added tax (“VAT”) exemption although the increase resulting from the VAT exemption was partially offset by the increased amortization expenses from the new production line.

Gross profit from Jintai for the three months ended December 31, 2009 was $926,098, a decrease of $108,072 or 10.5% from $1,034,170 for the three months ended December 31, 2008. Gross profit margin from Jintai sales approximated 44.9% and 50.3% for the three months ended December 31, 2009 and 2008, respectively. The decrease in gross profit margin was mainly due to a shift of our product mix. In the recent period, we sold more decorative flowers, which have higher costs, than fruits and vegetables as compared to the corresponding prior period in order to meet the market demand.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $520,096, or 4.7% of net sales for the three months ended December 31, 2009 as compared to $366,161, or 5.2% of net sales for the three months ended December 31, 2008, an increase of $153,935, or approximately 42.0%. Most of this increase was due to higher promotion expenses on brochures and other educational kits for new products.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation, travel expenses and other professional expenses. General and administrative expenses were $814,551, or 7.3% of net sales for the three months ended December 31, 2009, as compared to $586,645, or 8.4% for the three months ended December 31, 2008, an increase of $227,906, or 38.8%. The increase was largely attributable to expenses associated with our activities as a public company, including our NYSE application and our annual shareholder meeting.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended December 31, 2009 was $7,908 as compared to total other expenses for the three months ended December 31, 2008 of $125,485. The interest expense incurred during the recent period was offset by the higher interest income we received in the same period.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of Jinong’s operation being classified as a High-Tech project under the new PRC Enterprise Income Tax Law (“EIT”) effective on January 1, 2008. Jinong incurred income tax expenses of $722,041 for the three months ended December 31, 2009, as compared to $362,676 for the same period in the prior year, an increase of $359,365. This increase was primarily attributable to our increased operating income during the three months ended December 31, 2009.

Jintai has been exempt from paying income tax since its formation as it produces products that fall into the tax exemption category set out in the EIT. The duration of exemption is indefinite so long as there are no amendments to the relevant provisions of the EIT.

Net Income

Our net income was $4,720,993 for the three months ended December 31, 2009, an increase of $2,063,414, or 77.6%, from $2,657,852 for the three months ended December 31, 2008. The increase in net income was largely due to the increase in our net sales of fertilizer products which provide higher profit margins than that of our agriculture products. Net income as a percentage of total net sales approximated 42.3% and 38.0% for the three months ended December 31, 2009 and 2008, respectively.

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2008.

The following table shows the operating results of the Company on a consolidated basis for the six months ended December 31, 2009 and 2008.

	Six months ended	Six months ended
	December 31, 2009	December 31, 2008
Net Sales	$22,448,936	$15,880,128
Cost of Goods Sold	8,720,204	6,832,199
Gross Profit	13,728,732	9,047,929
Selling Expenses	735,767	582,537
General and Administrative Expenses	1,348,730	1,023,774
Income from Operations	11,644,235	7,441,618
Total Other Income (expense)	(23,169)	(301,679)
Income Before Income Taxes	11,621,066	7,139,939
Provision for Income Taxes	1,652,798	984,159
Net Income	9,968,268	6,155,780

Net Sales

Total net sales for the six months ended December 31, 2009 were $22,448,936, an increase of $6,568,808, or 41.4%, from $15,880,128 for the six months ended December 31, 2008.

Jinong’s net sales, which accounted for 85.9% of total net sales in the six months ended December 31, 2009, were driven mainly by the sales of humic acid-based compound fertilizers. Jinong’s net sales increased $6,718,919, or 53.4%, to $19,289,446 for the six months ended December 31, 2009, from $12,570,527 for the six months ended December 31, 2008. This increase was mainly attributable to the commencement of our new production line in August 2009 and the sale of more high-end products, including our recently introduced powdered fertilizer products.

Jintai’s net sales decreased $150,112, or 4.5%, to $3,159,490 for the six months ended December 31, 2009 from $3,309,601 for the same period in 2008.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2009 was $8,720,204, an increase of $1,888,005, or 27.6%, from $6,832,199 for the six months ended December 31, 2008.

Cost of goods sold by Jinong increased $1,896,165, or 37.1%, to $7,002,486 for the six months ended December 31, 2009, compared to $5,106,321 for the same period in 2008. This increase was primarily due to the increased total net sales. As a percentage of total net sales, cost of goods sold by Jinong approximated 31.2% and 32.2% for the six months ended December 31, 2009 and 2008, respectively.

Cost of goods sold by Jintai decreased $8,159, or 0.5%, to $1,717,718 for the six months ended December 31, 2009 compared to $1,725,877 for the six months ended December 31, 2008. The increase in cost of goods sold for the six months ended December 31, 2009 was primarily due to an increase in direct material, which was partially offset by a decrease in utility and other overhead costs.

Gross Profit

Total gross profit for the six months ended December 31, 2009 was $13,728,732, an increase of $4,680,803, or 51.7% from $9,047,929 for the six months ended December 31, 2008. Gross profit margin approximated 61.2% and 57.0% for the six months ended December 31, 2009 and 2008, respectively.

Gross profit from Jinong increased $4,822,754, or 64.6%, to $12,286,960 for the six months ended December 31, 2009 from $7,464,206 for the six months ended December 31, 2008. Gross profit margin from Jinong sales approximated 63.7% and 59.4% for the six months ended December 31, 2009 and 2008, respectively.

Gross profit from Jintai decreased $141,952, or 9.0%, for the six months ended December 31, 2009 to $1,441,772 compared to $1,583,724 for the six months ended December 31, 2008. The decrease was attributable to our higher proportion of sales of decorative flowers, which have a higher cost as compared to the costs associated with fruits and vegetables. Sales of our butterfly orchids and red leaf flowers, two types of decorative flowers, accounted for 75.2% of Jintai’s sales for the six months ended December 31, 2009, as compared to 48.6% for the same period a year ago. Gross profit margin from Jintai sales approximated 45.6% and 47.9% for the six months ended December 31, 2009 and 2008, respectively.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $735,767, or 3.3% of net sales for the six months ended December 31, 2009, an increase of $153,230, or approximately 26.3% as compared to $582,537, or 3.7% of net sales for the six months ended December 31, 2008. Most of this increase was due to an increase in promotion expense.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation, travel expenses and other professional expenses. General and administrative expenses were $1,348,730, or 6.0% of net sales for the six months ended December 31, 2009, as compared to $1,023,774, or 6.4% of net sales for the six months ended December 31, 2008, an increase of $324,956, or 31.7%. This was mainly attributable to the increased professional service fees as a result of our activities as a public company.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the six months ended December 31, 2009 and 2008 were $23,169 and $301,679, respectively. The decrease in total other expenses was due to the decrease in interest expenses as we paid off certain short-term loans.

Income Taxes

Jinong incurred income tax expenses of $1,652,798 for the six months ended December 31, 2009, compared to $984,159 for the same period in the prior year.

As set forth above, Jintai currently is exempted under PRC regulations from paying income tax.

Net Income

Our net income for the six months ended December 31, 2009 was $9,968,268, an increase of $3,812,488, or 61.9%, from $6,155,780 for the six months ended December 31, 2008. The increase was mainly a result of our increased net sales by Jinong. Net income as a percentage of total net sales approximated 44.4% and 38.7% for the six months ended December 31, 2009 and 2008, respectively.

Discussion of Segment Profitability Measures

Our business consists of three segments – the sales of fertilizer products through Jinong, the sales of agricultural products through Jintai and greenhouse facility expansion through Yuxing. For each segment, we prepare quarterly and annual projections with regard to marketing, research and development, production and sales along with financial budgets.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from China local commercial bank and proceeds from our public offerings in July 2009, and November/December, 2009. These two offerings provided aggregate gross proceeds of approximately $51.3 million.

As of December 31, 2009, cash and cash equivalents were $61,183,492, an increase of $43,388,045 from $17,795,447 as of June 30, 2009, which was primarily due to proceeds from the three public offerings. This amount does not include the restricted cash from our escrow account. Pursuant to the Securities Purchase Agreement and Holdback Escrow Agreement by and among the Company and the investors in the private placement in December 2007 (the “2007 Private Placement”), a total of $250,000 cash from the 2007 Private Placement proceeds was escrowed for investor relations purposes. The funds are released to the Company on a monthly basis to pay invoices issued by the Company’s investor relations firm. As of December 31, 2009, there was $36,897 left in the escrow account.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended December 31,
	2009	2008
Net cash provided by operating activities	$5,982,547	$714,571
Net cash used in investing activities	(13,148,780)	(1,925,229)
Net cash provided by / (used in) financing activities	50,440,041	(320,470)
Effect of exchange rate change on cash and cash equivalents	114,236	(2,024)
Net increase / (decrease) in cash and cash equivalents	43,388,045	(1,533,151)
Cash and cash equivalents, beginning balance	17,795,447	16,612,416
Cash and cash equivalents, ending balance	61,183,492	15,079,265

Operating Activities

Net cash provided by operating activities was $5,989,820 for the six months ended December 31, 2009, an increase of $5,275,249 from $714,571 for the same period in 2008. The increase was mainly due to an increase in net income and an increase in tax payables.

Investing Activities

Net cash used in investing activities in the six months ended December 31, 2009 was $13,148,780, a decrease of $11,223,551 as compared to $1,925,229 for the same period in 2008. This increase was mainly due to the purchase of the land use right for the expansion of our new greenhouse facility by Yuxing.

Financing Activities

Net cash provided by financing activities in the six months ended December 31, 2009 totaled $50,440,041, an increase of $50,760,511 as compared to the net cash used in financing activities for the same period in 2008, primarily due to the public offerings in July 2009, November 2009 and December 2009.

As of December 31, 2009, our loans payable were as follows:

Short term loans payable:	Amount Outstanding	Repayment Terms	Expiration Date
Xi’an Commercial Bank Xincheng Branch	$2,197,512	Annual Interest Rate: 7.965%, repaid on a monthly basis	03/31/2010
Total	$2,197,512

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Accounts Receivable

Our accounts receivable, net of allowance for doubtful accounts, was $10,993,124 as of December 31, 2009, compared to $8,167,715 as of June 30, 2009, an increase of $2,825,410. The increase is mainly to due to our increased sales.

Our allowance for doubtful accounts was $169,359 as of December 31, 2009 compared with $4,122 as of June 30, 2009, an increase of $165,237.

Inventories

We had inventory of $9,906,700 as of December 31, 2009 as compared to $7,162,249 as of June 30, 2009, an increase of $2,744,451. This increase was mainly due to the increased work in progress at Jintai to accommodate the increase in demand we typically experience during the Chinese New Year, which occurs in February.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

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

The Company’s revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Cash and cash equivalents

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Any accounts receivable that is outstanding for more than three months will be accounted as allowance for bad debts.

Segment reporting

FASB ASC 280, (previously SFAS No. 131, Segment Reporting) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the three months ended December 31, 2009, the Company was organized into three main business segments: fertilizer production (Jinong), agricultural products production (Jintai) and future research and development center (Yuxing).

Item 4T.	Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)    Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Our stockholders approved the following proposals at our Annual Meeting of Stockholders held on Friday, December 11, 2009:

1)	The election of the following five (5) directors, each to hold office for a term of one year or until their respective successors have been duly elected or appointed:

Nominee	Votes FOR	Votes WITHHELD
Tao Li	15,898,525	95,114
Yu Hao	15,873,204	120,435
Lianfu Liu	15,055,593	937,686
Barry Raeburn	15,068,628	925,011
Yizhao Zhang	15,066,349	927,290

2)	The ratification of the adoption of our 2009 Equity Incentive Plan:

Votes FOR	Votes AGAINST	Votes ABSTAINED	Broker Non-Votes
7,317,049	1,202,079	23,665	7,450,846

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.
Date:  February 8, 2010

By:  /s/ Tao Li

Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date:  February 8, 2010
By:  /s/ Ying Yang

Name: Ying Yang
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.