Form 10-Q
period 2010-03-31
China Green Agriculture, Inc.
filed 2010-05-13
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  24,572,328 shares of Common Stock, $.001 par value, were outstanding as of May 12, 2010.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements.	4

	Consolidated Balance Sheets
	As of March 31, 2010 (Unaudited) and June 30, 2009	4

	Consolidated Statements of Income and Comprehensive Income
	For the Three and Nine Months Ended March 31, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows
	For the Three and Nine Months Ended March 31, 2010 and 2009
	(Unaudited)	6

	Notes to Consolidated Financial Statements
	As of March 31, 2010 (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 4T.	Controls and Procedures	42

PART II	OTHER INFORMATION

Item 2	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	43

Item 6.	Exhibits	43

Signatures		44

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND JUNE 30, 2009
(UNAUDITED)

ASSETS

	March 31, 2010	June 30, 2009
Current Assets
Cash and cash equivalents	$58,233,311	$17,795,447
Restricted cash	431	83,579
Accounts receivable, net	13,316,354	8,167,715
Inventories	10,883,919	7,162,249
Other assets	342,339	129,213
Deferred offering cost	-	160,500
Advances to suppliers	161,800	95,255
Total Current Assets	82,938,154	33,593,958

Plant, Property and Equipment, Net	29,009,241	17,341,654

Construction In Progress	31,859	9,609,649

Advances to suppliers – Non Current	392,695	-

Intangible Assets, Net	11,592,939	1,073,165

Total Assets	$123,964,888	$61,618,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,096,241	$926,883
Unearned revenue	61,238	24,000
Other payables and accrued expenses	745,368	1,091,168
Advances from other unrelated companies	297,783	326,970
Amount due to related parties	68,164	31,160
Taxes payable	1,170,707	2,887,828
Short term loans	-	3,170,290
Total Current Liabilities	3,439,501	8,458,299

Commitments

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	-	20,519,255

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 24,564,328 shares issued and outstanding (12,281,569 as of June 30, 2009)	24,565	12,282
Additional paid-in capital	74,648,807	2,060,162
Statuary reserve	5,168,773	3,468,530
Retained earnings	38,243,589	24,642,768
Accumulated other comprehensive income	2,439,653	2,457,130
Total Stockholders' Equity	120,525,387	32,640,872

Total Liabilities and Stockholders' Equity	$123,964,888	$61,618,426

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Net Sales
Jinong	$30,554,200	$19,435,021	$11,264,754	$6,864,494
Jintai	5,337,013	5,286,782	2,177,523	1,977,180
Net sales	$35,891,213	$24,721,802	$13,442,277	$8,841,675
Cost of goods sold	-	-	-	-
Jinong	11,209,185	7,667,116	4,206,699	2,560,795
Jintai	2,842,736	2,941,221	1,125,017	1,215,343
Cost of goods sold	14,051,921	10,608,337	5,331,717	3,776,138
Gross profit	21,839,292	14,113,466	8,110,560	5,065,537
Operating expenses
Selling expenses	1,302,733	786,462	566,966	203,925
General and administrative expenses	2,683,959	1,432,514	1,335,229	408,740
Total operating expenses	3,986,692	2,218,976	1,902,195	612,665
Income from operations	17,852,601	11,894,490	6,208,366	4,452,872
Other income (expense)
Other income (expense)	1,045	4,482	492	207
Interest income	200,461	306,359	118,539	163,340
Interest expense	(112,457)	(560,257)	(6,813)	(112,334)
Total other income (expense)	89,049	(250,596)	112,218	51,083
Income before income taxes	17,941,649	11,643,894	6,320,584	4,503,955
Provision for income taxes	2,640,584	1,597,833	987,786	613,673
Net income	15,301,066	10,046,061	5,332,798	3,890,282
Other comprehensive income		-
Foreign currency translation gain/(loss)	(17,478)	49,570	(23,832)	57,891
Comprehensive income	$15,283,588	$10,095,631	$5,308,966	$3,948,173
	-	-
Basic weighted average shares outstanding	23,098,783	18,439,569	24,418,325	18,559,206
Basic net earnings per share	$0.66	$0.54	$0.22	$0.21
Diluted weighted average shares outstanding	23,105,783	18,439,569	24,425,325	18,559,206
Diluted net earnings per share	0.66	0.54	0.22	0.21

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income	$15,301,066	10,046,061
Adjustments to reconcile net income to net cash
provided by operating activities

Issuance of equity for compensation	1,259,992	112,247
Depreciation	1,545,413	1,121,989
Amortization	205,018	80,267
Decrease / (Increase) in current assets		-
Accounts receivable	(5,125,905)	(3,269,466)
Other receivables	(158,415)	12,465
Inventories	(3,701,733)	(4,261,570)
Advances to suppliers	(66,279)	372,837
Other assets	(73,784)	6,528
(Decrease) / Increase in current liabilities		-
Accounts payable	166,957	1,002,165
Unearned revenue	37,171	(30,100)
Tax payables	(1,725,159)	(4,411,497)
Other payables and accrued expenses	(282,450)	199,071
Net cash provided by operating activities	7,381,891	980,997

Cash flows from investing activities
Acquisition of plant, property, and equipment	(3,528,331)	(465,648)
Acquisition of intangible assets	(10,776,152)	-
Additions to construction in progress	(31,859)	(3,059,913)
Advances to suppliers - non current	(392,695)	-
Net cash used in investing activities	(14,729,037)	(3,525,561)

Cash flows from financing activities
Repayment of loan	(3,179,115)	(525,475)
Shares issuance cost	(2,232,302)	-
Proceeds from issuance of shares	53,063,824	-
Restricted cash	83,148	75,074
Net cash provided by / (used in) financing activities	47,735,555	(450,401)

Effect of exchange rate change on cash and cash equivalents	49,455	15,509
Net increase in cash and cash equivalents	40,437,864	(2,979,455)

Cash and cash equivalents, beginning balance	17,795,447	16,612,416
Cash and cash equivalents, ending balance	$58,233,311	13,632,961

Supplement disclosure of cash flow information
Interest expense paid	$(95,740)	(339,203)
Income taxes paid	$(3,081,381)	(2,112,985)

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

Green Agriculture was incorporated on January 27, 2007 under the laws of the State of New Jersey. On August 24, 2007, Green Agriculture acquired 100%of the outstanding shares of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”) which owns 100% of the equity of Xi’an Jintai Agriculture Technology Development Company (“Xi’an Jintai” or “Jintai”). Jinong is engaged in the research and development, manufacture, distribution and sale of humic acid based compound fertilizer. It was incorporated in the People’s Republic of China (the “PRC”) on June 19, 2000 under the name of Yangling Techteam Jinong Humic Acid Product Co., Ltd. On February 28, 2006, Yangling Techteam Jinong Humic Acid Product Co., Ltd changed its name to Shaanxi Techteam Jinong Humic Acid Product Co., Ltd.

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

On December 23, 2008, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Xi’an Yuxing”) was established and registered in Hu County, Xi’an by two related parties. The purpose of establishing this entity is mainly to facilitate the research and development of agriculture technology. On July 23, 2009, 100% ownership of Xi’an Yuxing was transferred to Jinong for $146,250 which was the original contribution for the share capital. On September 25, 2009, Xi’an Yuxing was granted a land use right for approximately 88 acres of land for 50 years by the People’s Government and Land & Resources Bureau of Hu County. The Company applied a portion of the proceeds from its public offering in July 2009 and November/December 2009 toward construction of 12 additional greenhouse facilities to further strengthen its R&D base and support its greenhouse capacity expansion.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended June 30, 2009. The results of the nine month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2010.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. As of March 31, 2010 and June 30, 2009, cash and cash equivalents amounted to $58,233,311 and $17,795,447, respectively.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and June 30, 2009, the Company had accounts receivable of $13,316,354 and $8,167,715, net of allowance for doubtful accounts of $184,988 and $119,178, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Advances to suppliers

The Company provides advances to certain vendors for purchase of its material. As of March 31, 2010 and June 30, 2009, the advances to suppliers amounted to $161,800 and $95,255, respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw material, work in process, finished goods and packaging materials.

Deferred Offering Cost

Deferred offering cost, related to the public offering in July 2009, consists of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Legal costs	$-	$130,000
Accounting costs	-	30,500
Total	$-	$160,500

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Building	10-25 years
Agricultural assets	8 years
Machinery and equipment	5-15 years
Vehicles	3-5 years

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine months ended March 31, 2010.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104 (ASC 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of March 31, 2010 and June 30, 2009, the Company had unearned revenues of $61,238 and $24,000, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation

The cost of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 0.80 years; 76% stock price volatility; risk-free interest rate of 2.22% and no dividends during the expected term. During the three and nine month period ended March 31, 2010, the Company recognized stock-based compensation expense of $1,259,992 and $1,259,992, respectively. No stock-based compensation expense was recognized in the three and nine month period ended March 31, 2009.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2010 and 2009, were $12,677 and $0, respectively. Advertising costs for the nine months ended March 31, 2010 and 2009, were $56,034 and $51,031, respectively.

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

Accumulated other comprehensive income amounted to $2,439,653 and $2,457,130 as of March 31, 2010 and June 30, 2009, respectively.

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

The Company was organized into three main business segments: fertilizer production (Jinong), agricultural products production (Jintai) and research and development (Yuxing). The following tables present a summary of operating information for the three and nine months ended March 31, 2010 and 2009, respectively and quarter-end balance sheet information as of March 31, 2010.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the nine months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues from unaffiliated customers:
Jinong	$30,554,200	$19,435,021
Jintai	5,337,013	5,286,781
Consolidated	$35,891,213	$24,721,802

Operating income:
Jinong	$17,396,134	$10,698,680
Jintai	2,249,711	2,013,618
Yuxing	(72,934)	-
Reconciling item (1)	-
Reconciling item (2)	(460,318)	(705,561)
Reconciling item (2)--stock compensation	(1,259,992)	(112,247)
Consolidated	$17,852,601	$11,894,490

Net income:
Jinong	$14,825,479	$9,041,228
Jintai	2,249,880	2,013,881
Yuxing	(72,927)
Reconciling item (1)	18,943	7,384
Reconciling item (2)	(1,720,310)	(1,016,432)
Consolidated	$15,301,066	$10,046,061

Depreciation and Amortization:
Jinong	$1,585,309	$1,119,014
Jintai	93,644	83,242
Yuxing	71,479
Consolidated	$1,750,431	$1,202,256

Interest expense:
Jinong	$112,457	$361,633
Reconciling item (1)	-
Reconciling item (2)	-	198,624
Consolidated	$112,457	$560,257

Capital Expenditure:
Jinong	$3,528,331	$3,525,561
Yuxing	11,200,705	-
Consolidated	$14,729,036	$3,525,561

Identifiable assets:	As of 03/31/10	As of 06/30/09
Jinong	$97,793,931	$46,329,125
Jintai	11,431,367	6,572,315
Yuxing	11,102,841
Reconciling item (1)	3,637,316	314,346
Reconciling item (2)	(568)	134,478
Consolidated	$123,964,888	$53,350,264

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues from unaffiliated customers:
Jinong	$11,264,754	$6,864,495
Jintai	2,177,523	1,977,180
Consolidated	$13,442,277	$8,841,675

Operating income:
Jinong	$6,346,349	$4,028,758
Jintai	972,571	637,323
Yuxing	(10)	-
Reconciling item (1)	-	-
Reconciling item (2)	127,882	(169,652)
Reconciling item (2)--stock compensation	(1,238,425)	(43,557)
Consolidated	$6,208,366	$4,452,872

Net income:
Jinong	$5,459,624	$3,465,313
Jintai	972,620	637,352
Yuxing	(9)	-
Reconciling item (1)	11,108	826
Reconciling item (2)	(1,110,544)	(213,209)
Consolidated	$5,332,798	$3,890,282

Depreciation and Amortization:
Jinong	$576,384	$403,738
Jintai	36,943	7,560
Yuxing	123	-
Consolidated	$613,450	$411,298

Interest expense:
Jinong	$6,813	$112,334
Reconciling item (1)	-	-
Reconciling item (2)	-	(0)
Consolidated	$6,813	$112,334

Capital Expenditure:
Jinong	$1,141,930	$1,600,332
Yuxing	492,673	-
Consolidated	$1,634,403	$1,600,332

Identifiable assets:	As of 03/31/10	As of 06/30/09
Jinong	$97,793,931	$46,329,125
Jintai	11,431,367	6,572,315
Yuxing	11,102,841	-
Reconciling item (1)	3, 637,316	314,346
Reconciling item (2)	(568)	134,478
Consolidated	$123,964,888	$53,350,264

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

NOTE 3 – INVENTORIES

Inventories consist of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Raw materials	$375,762	$67,046
Supplies and packing materials	162,490	87,081
Work in progress	10,018,330	6,901,124
Finished goods	327,337	106,279
Totals	$10,883,919	$7,162,249

NOTE 4 – OTHER ASSETS

As of March 31, 2010 and June 30, 2009, other assets comprised of the following:

	March 31, 2010	June 30, 2009
Other receivables	$219,740	$91,334
Promotion material	122,599	37,879
Total	$342,339	$129,213

Other receivables represent advances made to non-related companies and employees. The amounts were unsecured, interest free, and due on demand.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2010 and June 30, 2009:
	March 31, 2010	June 30, 2009
Building and improvements	$19,411,717	$10,632,055
Vehicles	88,824	23,784
Machinery and equipment	12,993,856	8,620,173
Agriculture assets	1,338,253	1,334,538
Total	33,408,791	20,610,551
Less: accumulated depreciation	(4,823,410)	(3,268,897)
Total property, plant and equipment	$29,009,241	$17,341,654

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $558,750 and $384,526, respectively. Depreciation expenses for the nine months ended March 31, 2010 and 2009 were $1,545,413 and $1,121,989, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

Construction in Progress:

As of March 31, 2010 and June 30, 2009, construction in progress, representing construction for a new product line, amounted to $31,859 and $9,609,649, respectively.

NOTE 6 - INTAGIBLE ASSETS

The intangible assets comprised of following at March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Land use right, net	$11,532,618	$895,808
Technology know-how, net	60,321	177,357
Total	$11,592,939	$1,073,165

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

LAND USE RIGHT

Per PRC governmental regulations, the PRC government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

A shareholder contributed the land use rights on August 16, 2001. The land use right was recorded at a cost of $1,067,289. On August 13, 2009, Xi’an Yuxing was granted a certificate of Land Use Right for a parcel of land of approximately 88 acres. The purchase cost is recorded at $10,721,805. Both certificates of land use rights are valid for fifty years. The land use rights consist of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Land use rights	$11,789,093	$1,064,326
Less: accumulated amortization	(256,475)	(168,518)
Total	$11,532,618	$895,808

TECHNOLOGY KNOW-HOW

A shareholder contributed the technology know-how on August 16, 2001. The technology know-how is recorded at a cost of $860,715. This technology is the special formula to produce humid acid. The technology know-how is valid for 10 years. The technology know-how consists of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Technology Know-how	$860,715	$858,326
Less: accumulated amortization	(800,394)	(680,969)
Total	$60,321	$177,357

Total amortization expenses of intangible assets for the three months ended March 31, 2010 and 2009 amounted to $54,701 and $26,754, respectively. Total amortization expenses of intangible assets for the nine months ended March 31, 2010 and 2009 amounted to $205,018 and $80,267, respectively.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization expenses of intangible assets for the next five years after March 31, 2010 are as follows:

March 31, 2011	$296,103
March 31, 2012	235,782
March 31, 2013	235,782
March 31, 2014	235,782
March 31, 2015	235,782
Total	$1,239,231

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties resulted from advances from the Company’s officers and shareholders, which were unsecured, non-interest bearing and due on demand. As of March 31, 2010 and June 30, 2009, the amount due to related parties was $68,164 and $31,160, respectively.

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
Payroll payable	$8,790	$8,766
Welfare payable	167,696	177,865
Accrued expenses	455,202	791,172
Other levy payable	113,680	113,365
Total	$745,368	$1,091,168

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 - LOAN PAYABLES

As of March 31, 2010 and June 30, 2009, the loan payables were as follows:

	March 31, 2010	June 30, 2009
Short term loans payable:	-
Xi’an Commercial Bank Xincheng Branch	$-	$2,191,445
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	-	555,166
Agriculture Bank Yanglingshifangqu Branch	-	423,679
Total	$-	$3,170,290

As of March 31, 2010, the Company had paid off the remaining balance [of what? – table above shows loans still outstanding as of 3/31/10].

The interest expenses from short-term loans are $6,813 and $112,334 for three months ended March 31, 2010 and 2009, respectively. The interest expenses from these short-term loans are $112,457 and $361,633 for the nine months ended March 31, 2010 and 2009, respectively.

NOTE 10 - TAXES PAYABLE

Taxes payable consist of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
VAT payable	$12,073	1,216,191
Income tax payable	852,878	1,290,777
Other levies	305,756	380,860
Total	$1,170,707	2,887,828

NOTE 11 – ADVANCES FROM UNRELATED COMPANIES

Advances from unrelated companies were $297,783 and $326,970 as of March 31, 2010 and June 30, 2009, respectively. The advances are due on demand, unsecured and non interest bearing.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 - OTHER INCOME (EXPENSES)

Other income (expenses) mainly consists of interest expense and subsidy income from the PRC government.

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

The provision for income taxes as of March 31, 2010 and 2009 consisted of the following:

	2010	2009
Current income tax - Provision for China income and local tax	$2,640,584	$1,597,833
Deferred taxes	-	-
Total provision for income taxes	$2,640,584	$1,597,833

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate as of March 31, 2010, 2009 and 2008:

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	2010	2009	2008
Tax at statutory rate	34%	34%	34%
Foreign tax rate difference	(19%)	(19%)	(19%)
Net operating loss in other tax jurisdiction for where no benefit is realized	-	(1%)	(11%)
Total	15%	14%	4%

Due to having no operations in the U.S. and having tax-free status in China, the Company had no deferred tax as of March 31, 2010 and 2009.

NOTE 14 - CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

MAJOR CUSTOMERS AND VENDORS

One vendor accounted for over 10% of the Company’s total purchases for the three months ended March 31, 2010. Accounts payable to this vender amounted to $104,812 as of March 31, 2010.

Three vendors each accounted for over 10% of the Company’s total purchases for the three months ended March 31, 2009, with each vendor individually accounting for about 16%, 15% and 10%, respectively. Accounts payable to these venders amounted to $0, $298,377 and $152,281, respectively, as of March 31, 2009.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There was no customer that accounted for more than 10% of the Company’s total sales for the three months ended March 31, 2010 and 2009.

MAJOR CONCENTRATION OF CASH

The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of March 31, 2010 was $54,081,894. There is no insurance securing these deposits in China. In addition, the Company also had $3,607,965 in cash in two banks in the United States as of March 31, 2010, with $500,000 secured by the FDIC.FDIC.

NOTE 15– STOCKHOLDERS’ EQUITY

COMMON STOCK

An amount of $4,250,000 was placed in escrow and booked as restricted cash, pursuant to a certain Securities Purchase Agreement and Holdback Make Good Agreement, the realease of which is subject to the following terms and conditions:

1.	$2,000,000 was held pending the Company’s hiring of a qualified CFO. The Company appointed a CFO in April 2008 and $2,000,000 was released to the Company accordingly.
2.
$2,000,000 was held pending the Company’s hiring of two independent directors, which would result in the Company having a majority of independent directors on its board. The Company appointed a majority of independent directors in April 2008 and $2,000,000 was released to the Company accordingly.

3.
An aggregate of $250,000 was held for retaining an investors relation firm. The Company retained an investors relation firm in January 2008 and the money was released to the Company in installments on a monthly basis.

The balance of restricted cash as of March 31, 2010 and June 30, 2009 is $431 and $83,579 respectively. On April 22, 2010, the remaining balance with an interest income of $3,338 was released to the Company due to the resignation of the escrow agent.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On January 3, 2010, the Company made a one-time grant of an aggregate of 120,000 shares of restricted common stock to certain officers under the 2009 Equity Incentive Plan of the Company. Pursuant to the terms of the grant, one-third of the shares were vested on February 2, 2010, one-third of the shares vest on December 31, 2010 and the remaining one-third of the shares vest on December 31, 2011. The Company also granted to certain officers a one-time grant of an aggregate of 22,961 shares of performance based restricted common stock, which vests in three equal installments on September 31, 2010, 2011 and 2012 if the Company has reached certain financial targets for fiscal year 2010.

On February 10, 2010, the Company made a one-time grant of an aggregate of 50,700 shares of restricted common stock to certain members of management and key employees under the 2009 Equity Incentive Plan. Pursuant to the terms of the grant, one-third of the shares vested on March 10, 2010, one-third of the shares vest on December 31, 2010 and the remaining one-third of the shares vest on December 31, 2011. Additionally, the Company also granted to certain members of management and key employees an aggregate of 70,500 shares of performance based restricted common stock, which vests in three equal installments on September 31, 2010, 2011 and 2012 if the Company has reached certain financial targets for fiscal year 2010.

On February 10, 2010, the Company issued a total of 8,000 shares of restricted common stock to a consultant pursuant to the terms of a service agreement, half of which shall vest in six months from the date of grant, and the other half of which shall vest in one year from the date of grant.

PREFERRED STOCK

Under the Company’s articles of incorporation, the board of directors has the authority, without further action by stockholders, to designate up to 20,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock.  If the Company sells preferred stock under its registration statement on Form S-3, it will fix the rights, preferences, privileges, qualifications and restrictions of the preferred stock of each series in the certificate of designation relating to that series and will file the certificate of designation that describes the terms of the series of preferred stock the Company offers before the issuance of the related series of preferred stock.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2010, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount included in the statutory reserves as of March 31, 2010 and June 30, 2009 amounted to $5,168,773 and $3,468,530, respectively.

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

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 8, 2008, the Company granted options to purchase 35,000 shares of common stock to two independent directors with an exercise price of $6.00 per share. The options had a term of two years, and 10,500 of the shares vested on June 29, 2008 and 24,500 of the shares vested on July 1, 2009. On August 17, 2009, one independent director requested a cashless exercise of his shares and received 5,681 shares of common stock. On January 12, 2010, the other independent director requested a cashless exercise of his shares and received 16,178 shares of common stock.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	1.87%
Expected life of the options	2 year
Expected volatility	540%
Expected dividend yield	0%

On January 3, 2010, the Company made a one-time grant of options to purchase 150,000 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share, the closing price of the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on February 2, 2010, one-third of the options vested on December 31, 2010 and the remaining one-third of the options vested on December 31, 2011.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	0.08 - 2 year
Expected volatility	76%
Expected dividend yield	0%

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 3, 2010, one independent director resigned and all his vested and unvested options were forfeited pursuant to this grant agreement with the Company.

On February 7, 2010, the Company appointed a new independent director and issued options to purchase 10,000 shares of common stock under the 2009 Equity Incentive Plan at an exercise price of $14.02 per share, the closing price on the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on March 8, 2010, one-third of the options vested on December 31, 2010 and the remaining one-third of the options vested on December 31, 2011.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	2.22%
Expected life of the options	0.08 - 2 year
Expected volatility	75%
Expected dividend yield	0%

Options outstanding as of March 31, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6-14.70	162,000	0.80	$14.01	12,000	$6	$98,004

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the options outstanding as of March 31, 2010:

Options Outstanding
Outstanding, July 1, 2007	-
Granted	198,000
Forfeited/Canceled	-
Exercised	(76,500)
Outstanding, July 1, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	-
Outstanding, June 30, 2009	121,500
Exercised	(84,500)
Outstanding, December 31, 2009	37,000
Granted	160,000
Forfeited/Canceled	(10,000)
Exercised	(25,000)
Outstanding, March 31, 2010	162,000

NOTE 18 - COMMITMENTS AND LEASES

In July 2007, the Company signed an office lease with the shareholder and started to pay the rent for $1,702 per month. The Company recorded rent expenses of $5,123 and $5,106 as rent expenses for the three months ended March 31, 2010 and 2009, respectively. The Company recorded rent expenses of $20,491 and $15,318 as rent expenses for the nine months ended March 31, 2010 and 2009, respectively. Rent expenses for the 5 years after March 31, 2010 are as follows:

March 31, 2011	$20,491
March 31, 2012	20,491
March 31, 2013	20,491
March 31, 2014	20,491
March 31, 2015	20,491
Total	$102,455

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2010, to assess the need for potential recognition or disclosure in this Report.  Such events were evaluated through May 12, 2010, the date these consolidated financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require adjustment or disclosure in the financial statements.

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

Overview

We, through our indirect wholly-owned subsidiaries, Jinong, Jintai and Yuxing, are engaged in the following businesses: (i) research, development, production and distribution of humic acid-based compound fertilizer (conducted through Jinong); and (ii) development, production and distribution of agricultural products (conducted through Jintai and Yuxing); namely, top-grade fruits, vegetables, flowers and colored seedlings. Jintai also serves as a research and development base for our fertilizer products. The fertilizer business is our main business, which generated 83.8% and 77.6% of our total revenues in the three months ended March 31, 2010 and 2009, respectively. In the nine months ended March 31, 2010 and 2009, the fertilizer business generated 85.1% and 78.6% of our total revenues, respectively.

We employ a multi-tiered product strategy in which we tailor our products to different needs and preferences of the different geographic regions across China. Each region has varying climate and soil conditions and grows different crops which require fertilizer which addresses local conditions. We sold approximately 5,369 and 3,364 metric tons of our fertilizer products in the three months ended March 31, 2010 and 2009, respectively. In the nine months ended March 31, 2010 and 2009, we sold approximately 13,520 and 10,799 metric tons of our fertilizer products, respectively.

As of March 31, 2010, we developed and produced 148 different fertilizer products. The five provinces in which we had the most sales accounted for a total of 40.4% of our fertilizer revenue for the three months ended March 31, 2010. These provinces were Shaanxi (11.2%), Shandong (10.8%), Anhui (7.9%), Henan (5.6%), and Sichuan (4.9%).

Our fertilizers are sold through a large number of distributors and we are not dependent on any one or group of distributors. As of March 31, 2010, we had approximately 552 distributors in China. The top five distributors accounted for an approximately 3.9% of fertilizer revenues for the three months ended March 31, 2010.

Through our wholly-owned subsidiary Jintai, we sell high quality flowers, green vegetables and fruits to airlines, hotels and restaurants, among other customers. Jintai, which has a 137,000 square meter greenhouse facility, also conducts our fertilizer research and development activities. Five provinces accounted for 100% of our agriculture product revenue for the three months ended March 31, 2010. Specifically, they are Shaanxi (86.7%), Shanxi (4.7%), Sichuan (3.3%), Gansu(3.1%) and Henan(2.2%). Jintai’s top five customers accounted for approximately 58.3% of Jintai’s sales for the three months ended March 31, 2010.

Recent Developments

During the three months ended March 31, 2010, the Company launched seven new liquid-based fertilizer products. They generated approximately 2.2% of the revenues from our fertilizer products sold for the three months ended March 31, 2010.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009.

The following table shows the operating results of the Company on a consolidated basis for the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net Sales	$13,442,277	$8,841,675
Cost of Goods Sold	(5,331,717)	(3,776,138)
Gross Profit	8,110,560	5,065,537
Selling Expenses	(566,966)	(203,925)
General and Administrative Expenses	(1,335,229)	(408,740)
Income from Operations	6,208,366	4,452,872
Total Other Income (expense)	112,218	51,083
Income Before Income Taxes	6,320,584	4,503,955
Provision for Income Taxes	(987,786)	(613,673)
Net Income	5,332,798	3,890,282

Net Sales

Total net sales for the three months ended March 31, 2010 were $13,442,277, an increase of $4,600,603, or 52%, from $8,841,675 for the three months ended March 31, 2009.

Jinong’s net sales, which accounted for 83.8% of total net sales, were driven by increased sales of humic acid-based compound fertilizers among which the powder fertilizer products contributed 12% of the increase. Jinong’s net sales increased $4,400,260, or 64.1%, to $11,264,754 for the three months ended March 31, 2010, from $6,864,494 for the three months ended March 31, 2009. Sales volume increased 59.6% to 5,369 tons for the three months ended March 31, 2010 from 3,364 tons for the three months ended March 31, 2009. These increases were mainly attributable to the increased production due to greater capacity from our new production line and the sales of more granular based fertilizer products.

Jintai’s net sales, which include sales of agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings, increased $200,342, or 10.1%, to $2,177,523 for the three months ended March 31, 2010 from $1,977,180 for the same period in 2009. The sales for the top three products accounted for 53.3% of Jintai’s sales for the three months ended March 31, 2010. The main reason for the increase is that the price in some high decorative flowers are higher due to better market conditions during the period.

We do not currently derive revenue from Yuxing.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2010 was $5,331,717, an increase of $1,555,579, or 64.3%, from $3,776,138 for the three months ended March 31, 2009.

Jinong’s costs of goods sold primarily consist of costs for packaging materials, raw materials, direct labor and overhead allocation. Cost of goods sold by Jinong increased $1,645,905, or 64.3%, to $4,206,699 for the three months ended March 31, 2010 compared to $2,560,795 for the same period in 2009. This increase was mainly due to increased sales and an increasing percentage of more expensive raw materials as we sold more high-end powder fertilizer products. As a percentage of total net sales, cost of goods sold by Jinong approximated 31.3% and 29.0% for the three months ended March 31, 2010 and 2009, respectively.

Jintai’s costs of goods sold primarily consist of costs for direct materials, direct labor, utility costs and depreciation expenses. Cost of goods sold by Jintai decreased $90,325, or 7.4%, to $1,125,017 for the three months ended March 31, 2010 compared to $1,215,343 for the three months ended March 31, 2009. This decrease was partly due to savings in utility costs and costs of raw materials. As a percentage of total net sales, cost of goods sold by Jintai approximated 8.4% and 13.7% for the three months ended March 31, 2010 and 2009, respectively.

Gross Profit

Total gross profit for the three months ended March 31, 2010 was $8,110,560 an increase of $3,045,024, or 60.1%, from $5,065,537 for the three months ended March 31, 2009. Gross profit margin approximated 60.3% and 57.3% for the three months ended March 31, 2010 and 2009, respectively. As further detailed below, our margins for fertilizer products are approximately 10% higher than our margins for agriculture products.

Gross profit from Jinong for the three months ended March 31, 2010 was $7,058,055, an increase of $2,754,355, or 64.0%, from $4,303,699 for the three months ended March 31, 2009. Gross profit margin from Jinong sales approximated 62.7% and 62.7% for the three months ended March 31, 2010 and 2009, respectively. The increase in raw materials was partially offset by the decreased packaging costs as we sold more concentrated powder fertilizer products.

Gross profit from Jintai for the three months ended March 31, 2010 was $1,052,506, an increase of $290,699 or 38.2% from $764,831 for the three months ended March 31, 2009. Gross profit margin from Jintai sales approximated 48.3% and 38.5% for the three months ended March 31, 2010 and 2009, respectively. The increase in gross profit margin was mainly due to a shift of our product mix as well as our savings in utility costs.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $566,966, or 4.2% of net sales for the three months ended March 31, 2010 as compared to $203,925, or 2.3% of net sales for the three months ended March 31, 2009, an increase of $363,041, or approximately 178%. Most of this increase was due to increasing our sales force and the higher promotion expenses as we started our new marketing strategy such as opening of Company-owned retail stores and selecting an “Authorized Retailer” to equip our distributors with more marketing resources.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation, travel expenses and other professional expenses. General and administrative expenses were $1,335,229, or 9.9%, of net sales for the three months ended March 31, 2010, as compared to $408,740, or 4.6%, for the three months ended March 31, 2009, an increase of $926,489, or 226.7%. The increase was largely attributable to the stock compensation expenses as we granted restricted shares and options to directors, officers and key management under the 2009 Equity Incentive Plan.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended March 31, 2010 was $112,218 as compared to total other income for the three months ended March 31, 2009 of $51,083, an increase of $61,135, or 119.7%. The increased other income was mainly due to the decreased interest expenses as we paid off our short-term bank loans in the beginning of the period.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of Jinong’s operation being classified as a High-Tech project under the new PRC Enterprise Income Tax Law (“EIT”) effective January 1, 2008. Jinong incurred income tax expenses of $987,786 for the three months ended March 31, 2010, as compared to $613,673 for the same period in the prior year, an increase of $374,112, or 61%. This increase was primarily attributable to our increased operating income during the three months ended March 31, 2010.

Jintai has been exempt from paying income tax since its formation as it produces products that fall into the tax exemption category set out in the EIT. The duration of exemption is indefinite so long as there are no amendments to the relevant provisions of the EIT.

Net Income

Our net income was $5,332,798 for the three months ended March 31, 2010, an increase of $1,442,516, or 37.1%, from $3,890,282 for the three months ended March 31, 2009. The increase in net income was largely due to the increase in our net sales of fertilizer products which provide higher profit margins than that of our agriculture products. Net income as a percentage of total net sales approximated 39.7% and 44.0% for the three months ended March 31, 2010 and 2009, respectively.

NINE MONTHS ENDED MARCH 31, 2010 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2009.

The following table shows the operating results of the Company on a consolidated basis for the nine months ended March 31, 2010 and 2009.

	Nine months ended	Nine months ended
	March 31, 2010	March 31, 2009
Net Sales	$35,891,213	$24,721,802
Cost of Goods Sold	(14,051,921)	(10,608,336)
Gross Profit	21,839,292	14,113,466
Selling Expenses	(1,302,733)	(786,462)
General and Administrative Expenses	(2,683,959)	(1,432,514)
Income from Operations	17,852,601	11,894,490
Total Other Income (expense)	89,049	(250,596)
Income Before Income Taxes	17,941,649	11,643,894
Provision for Income Taxes	(2,640,584)	(1,597,833)
Net Income	15,301,066	10,046,061

Net Sales

Total net sales for the nine months ended March 31, 2010 were $35,891,213, an increase of $11,169,411, or 45.2%, from $24,721,802 for the nine months ended March 31, 2009.

Jinong’s net sales, which accounted for 85.1% of total net sales in the nine months ended March 31, 2010, were driven mainly by the sales of humic acid-based compound fertilizers among which the powder fertilizer products contributed 26.0% of the increase. Jinong’s net sales increased $11,119,179, or 57.2%, to $30,554,200 for the nine months ended March 31, 2010, from $19,435,021 for the nine months ended March 31, 2009. This increase was mainly attributable to the commencement of our new production line in August 2009 and the sale of more high-end products, including our recently introduced powdered fertilizer products.

Jintai’s net sales increased $50,231, or 1.0%, to $5,337,013 for the nine months ended March 31, 2010 from $5,286,782 for the same period in 2009. The almost flat increase was mainly because the greenhouses in Jintai have reached their full capacity.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2010 was $14,051,921, an increase of $3,443,584, or 32.5%, from $10,608,336 for the nine months ended March 31, 2009.

Cost of goods sold by Jinong increased $3,542,069, or 46.2%, to $11,209,185 for the nine months ended March 31, 2010, compared to $7,667,116 for the same period in 2009. This increase was primarily due to the increased total net sales. As a percentage of total net sales, cost of goods sold by Jinong approximated 31.2% and 31.0% for the nine months ended March 31, 2010 and 2009, respectively.

Cost of goods sold by Jintai decreased $98,485, or 3.3%, to $2,842,736 for the nine months ended March 31, 2010 compared to $2,941,221 for the nine months ended March 31, 2009. The decrease in cost of goods sold for the nine months ended March 31, 2010 was primarily due to a decrease in raw materials, utility and other overhead costs. As a percentage of total net sales, cost of goods sold by Jintai approximated 7.9% and 11.9% for the nine months ended March 31, 2010 and 2009, respectively.

Gross Profit

Total gross profit for the nine months ended March 31, 2010 was $21,839,292, an increase of $7,7725,826, or 54.7% from $14,113,466 for the nine months ended March 31, 2009. Gross profit margin approximated 60.8% and 57.1% for the nine months ended March 31, 2010 and 2009, respectively.

Gross profit from Jinong increased $7,577,109, or 64.4%, to $19,345,014 for the nine months ended March 31, 2010 from $11,767,905 for the nine months ended March 31, 2009. Gross profit margin from Jinong sales approximated 63.3% and 60.5% for the nine months ended March 31, 2010 and 2009, respectively.

Gross profit from Jintai increased $148,716, or 6.3%, for the nine months ended March 31, 2010 to $2,494,277 compared to $2,345,561 for the nine months ended March 31, 2009. The slight increase was attributable to our cost savings and higher proportion of sales of decorative flowers such as cymbidium. Gross profit margin from Jintai sales approximated 46.7% and 44.4% for the nine months ended March 31, 2010 and 2009, respectively.

Selling Expenses

Selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $1,302,733 or 3.6%, of net sales for the nine months ended March 31, 2010, an increase of $516,271, or approximately 65.6%, as compared to $786,492, or 3.2%, of net sales for the nine months ended March 31, 2009. Most of this increase was due to an increase in sales personnel and promotion expenses.

General and Administrative Expenses

General and administrative expenses consisted primarily of rental expenses, related salaries, business development, depreciation, travel expenses and other professional expenses. General and administrative expenses were $2,683,959, or 7.5%, of net sales for the nine months ended March 31, 2010, as compared to $1,432,514, or 5.8%, of net sales for the nine months ended March 31, 2009, an increase of $1.251.445, or 87.4%. This was mainly attributable to the stock compensation expenses incurred by restricted shares and options under the 2009 Equity Incentive Plan recently granted to directs, officers and key management.

Total Other Income (Expenses)

Total other income (expenses) consisted of subsidy income from the PRC government, interest income, interest expenses and bank charges. Total other income for the nine months ended March 31, 2010 was $89,049 and total other expenses for the nine months ended March 31, 2009 were $250,596. The increase in total other income was due to the decrease in interest expenses as we paid off certain short-term loans and the increase in the interest income.

Income Taxes

Jinong incurred income tax expenses of $2,640,584 for the nine months ended March 31, 2010, compared to $1,597,833 for the same period in the prior year. This increase was primarily attributable to our increased operating income during the nine months ended March 31, 2010.

As set forth above, Jintai currently is exempted under PRC regulations from paying income tax.

Net Income

Our net income for the nine months ended March 31, 2010 was $15,301,066, an increase of $5,255,005, or 52.3%, from $10,046,061 for the nine months ended March 31, 2009. The increase was mainly a result of our increased net sales by Jinong. Net income as a percentage of total net sales approximated 42.6% and 40.6% for the nine months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, cash and cash equivalents were $58,233,311, an increase of $44,0437,866  from $17,795,447 as of June 30, 2009, which was primarily due to proceeds from the public offerings in 2009. This amount does not include the restricted cash from our escrow account. Pursuant to the Securities Purchase Agreement and Holdback Escrow Agreement by and among the Company and the investors in the private placement in December 2007 (the “2007 Private Placement”), a total of $250,000 cash from the 2007 Private Placement proceeds was escrowed for investor relations purposes. The funds are released to the Company on a monthly basis to pay invoices issued by the Company’s investor relations firm. As of April 22, 2010, the remaining balance of $3,338 including interest income in the escrow account was released to the Company due to the resignation of the escrow agent.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended March 31,
	2010	2009
Net cash provided by operating activities	$7,381,891	$980,997
Net cash used in investing activities	(14,729,037)	(3,525,561
Net cash provided by / (used in) financing activities	47,735,555	(450,401
Effect of exchange rate change on cash and cash equivalents	49,455	15,509
Net increase / (decrease) in cash and cash equivalents	40,437,864	(2,979,455
Cash and cash equivalents, beginning balance	17,795,447	16,612,416
Cash and cash equivalents, ending balance	58,233,311	13,632,961

Operating Activities

Net cash provided by operating activities was $7,381,891 for the nine months ended March 31, 2010, an increase of $6,400,893 from $980,997 for the same period in 2009. The increase was mainly due to an increase in net income.

Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2010 was $14,729,037, an increase of $11,203,476 as compared to $3,525,561 for the same period in 2009. This increase was mainly due to the purchase of the land use right for the expansion of our new greenhouse facility by Yuxing.

Financing Activities

Net cash provided by financing activities in the nine months ended March 31, 2010 totaled $47,735,555, an increase of $48,185,956 as compared to the net cash used in financing activities for the same period in 2009, primarily due to the public offerings in July 2009 and November/December 2009.

As of March 31, 2010, we have no short-term bank loans.

None of our officers or shareholders has made commitments to the Company for financing in the form of advances, loans or credit lines.

Accounts Receivable

Our accounts receivable, net of allowance for doubtful accounts, was $13,316,354 as of March 31, 2010, compared to $8,167,715 as of June 30, 2009, an increase of $5,148,640. The increase is mainly to due to our increased sales.

Our allowance for doubtful accounts was $184,988 as of March 31, 2010 compared with $119,178 as of June 30, 2009, an increase of $65,810.

Inventories

We had inventory of $10,883,919 as of March 31, 2010 as compared to $7,162,249 as of June 30, 2009, an increase of $3,721,670, or 52.0%. This increase was mainly due to the increased work in progress at Jintai to accommodate the increase in demand we typically experience during the Chinese New Year, which occurs in February.

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

During the three months ended March 31, 2010, the Company was organized into three main business segments: fertilizer production (Jinong), agricultural products production (Jintai) and future research and development center (Yuxing).

Item 4T.	Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II          OTHER INFORMATION

Item 2.	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In March 2010, we issued 8,000 shares of our common stock to a service provider in consideration for services rendered. This transaction was exempt from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: May 12, 2010	By:	/s/ Tao Li
Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2010	By:	/s/ Ken Ren
Name: Ken Ren
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