Form 10-K
period 2010-06-30
China Green Agriculture, Inc.
filed 2010-09-07
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
 (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number:  +86-29-88266368

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 Par Value Per Share	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $225,589,948.50 as of December 31, 2009, based on the closing price $14.70 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on August 26, 2010 was 26,848,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after June 30, 2010 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JUNE 30, 2010

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to http://www.safe.gov.cn/model_safe_en/index.jsp, the official website of the PRC State Administration of Foreign Exchange, as of August 26, 2010, US $1.00 = 6.8041 yuan (or 1 yuan = US$ 0.14697).

Unless otherwise specified in this Report, the "Company", "we," "us," "our," and the "Registrant" refer to (i) China Green Agriculture, Inc. (“Green Nevada”, formerly known as Discovery Technologies, Inc.), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); (iv) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), a wholly-owned subsidiary of Jinong in the PRC; (v) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a wholly-owned subsidiary of Jinong in the PRC, (vi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vii) its wholly-owned subsidiary in the PRC, Beijing Tianjuyuan Fertilizer Co., Ltd. (“Tianjuyuan”).

PART I

ITEM 1.	BUSINESS

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC though our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan.  Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer and mixed organic-inorganic compound fertilizer produced through Gufeng.  In addition, through Jintai, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

Jinong’s fertilizer business was our main business as it produced approximately $45,816,377 and $28,889,131, or 88.0% and 82.1% of our total revenues for the years ended June 30, 2010 and 2009, respectively.  Gufeng, a Beijing-based fertilizer producer, that we acquired on July 2, 2010, had sales revenues of $54,026,378 and $41,258,388 for the year ended December 20, 2009 and 2008, respectively.  Through the acquisition of Gufeng and its direct, wholly-owned subsidiary, Tianjuyuan, our total annual production capacity increased from 55,000 to 355,000 metric tons.

Our research and development system and plans underscore our strong commitment to producing high quality fertilizer and agricultural products, as evidenced by the following:

(i)  Our subsidiary Jintai operates advanced greenhouse facilities located on approximately 137,000 square meters (1,474,656 square feet) of land in Xi’an.  These facilities consist of six “intelligent” greenhouses that are equipped with automated systems, including advanced drip irrigation systems and water purification facilities, to control environmental variables for obtaining optimal results in the cultivation of our agriculture products and the testing of our new fertilizers.  Agricultural products manufactured by Jintai also serve as a research and development base for our fertilizer products.

(ii)  Our subsidiary Yuxing has the land use right to 353,000 square meters (approximately 3.8 million square feet) of land, on which we have constructed 100 sunlight greenhouses and are in the process of building 12 “intelligent” greenhouses as part of a pending research and development center to produce agricultural products, such as colored seedlings, for commercial sale and to be a testing field for new fertilizer products.  We expect the research and development center to become fully operational by 2012.

As of June 30, 2010, we sold our products through a network of Jinong’s 573 regional distributors covering 21 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.  We do not rely on any single distributor as our top five distributors accounted for an approximately 2.5% of our fertilizer revenues for the fiscal year ended June 30, 2010.  Through our acquisition of Gufeng and Tianjuyuan, there are over 150 additional distributors that will be integrated into our sales network.

As of June 30, 2010, we developed 157 different fertilizer products. We conduct our research and development activities through Jintai, Jinong’s direct, wholly-owned subsidiary, which tests new fertilizers and grow high quality flowers, vegetables and seedlings for commercial sale.  Our product offerings will increase by over 300 fertilizer products developed by Gufeng and Tianjuyuan.

During the fiscal years ended June 30, 2010 and 2009, excluding Gufeng, our revenues were $52,090,752 and $35,207,997, respectively, and our net income was $21,158,993 and $14,464,422, respectively.

Recent Developments

On July 2, 2010, we, through our wholly-owned subsidiary Jinong, acquired Gufeng and its direct, wholly-owned subsidiary, Tianjuyuan, pursuant to (i) a Share Transfer Agreement with Mr. Qing Xin Jiang and Ms. Qiong Jia (collectively, the “Gufeng Shareholders”) and (ii) a Supplementary Agreement with the Gufeng Shareholders, under which Jinong acquired all of the equity interests in Gufeng for a purchase price of RMB60 million (approximately $8.8 million) in cash and the issuance of an aggregate of 2,275,931 shares of common stock, par value $0.001 per share, of the Company to the Gufeng Shareholders or their designees.

Gufeng was founded in 1993, and Tianjuyuan was founded in 2001.  Both companies are Beijing-based producers of compound fertilizer, blended fertilizer, organic compound fertilizer and mixed, organic-inorganic compound fertilizer that sell their products throughout China and abroad, including to Malaysia and the Ukraine.

Our History

The Company was incorporated under the laws of the state of Kansas on February 6, 1987 under the name Videophone, Inc.  The Company had no operations from December 1996 to December 2007. In October 2007, the Company was reincorporated in the state of Nevada.  On December 26, 2007, the Company acquired all of the issued and outstanding capital stock of Green New Jersey, through a share exchange (the “Share Exchange”).  As a result of the Share Exchange, the Company owns 100% of Green New Jersey.  The Share Exchange occurred simultaneously with a private placement of $20,519,255 on December 26, 2007.

Green New Jersey was incorporated on January 27, 2007 under the laws of the State of New Jersey.  On August 24, 2007, Green New Jersey acquired 100% of the outstanding shares of Jinong, a company incorporated in the PRC on June 19, 2000.  On January 19, 2007, Jinong incorporated Jintai as its direct, wholly-owned subsidiary to be research and development base for fertilizer products manufactured by Jinong.

After the acquisition of Green New Jersey, the Company changed its name to China Green Agriculture, Inc., effective February 5, 2008. The trading symbol changed from DCOV.OB to CGAG.OB on the same day.

On July 23, 2009, Yuxing became a direct, wholly-owned subsidiary of Jinong to facilitate the research and development of agricultural products and fertilizers.

On March 9, 2009, the Company’s common stock was listed on the NYSE Amex Equities under the trading symbol “CGA”.  On December 4, 2009, the Company voluntarily ceased trading its common stock on the NYSE Amex Equities and transferred its listing to the New York Stock Exchange on December 7, 2009.  The Company’s ticker symbol remains “CGA”.

On July 2, 2010, the Company, through Jinong, consummated a transaction to acquire all of the equity interests of Gufeng and its subsidiary Tianjuyuan. As a result, Gufeng and Tianjuyuan are now wholly-owned subsidiaries of Jinong and indirect subsidiaries of the Company.  For further details, please see “Recent Developments”.

Our principal executive offices are located at 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China  710065 and our telephone number is +86-29-88266368.  Our website address is www.cgagri.com.

Our current corporate structure is set forth in the following diagram:

Industry Analysis

Fertilizer Market  in China

China is both the world’s largest manufacturer and consumer of fertilizer. According to the China Statistical Year Book, China’s fertilizer consumption grew at a compound annual growth rate of 2.5% from 1998 to 2007, reaching 51.1 million metric tons in 2007, as compared to 40.8 million metric tons in 1998.  According to a 2009 Market Analysis and Development Trend Report of the Fertilizer Industry by Ai Kai Data & Research Center, by the end of 2010, the total demand for fertilizer in China will be 56 million tons, up 40% from 2003.  The demand for fertilizer products is continuing to grow as arable land becomes scarce.

             China devotes less of its land to agricultural cultivation than most nations as reported in the October 3, 2008 article in China Daily, and arable land, which is defined as land that is capable of being cultivated and supporting agricultural production, has been steadily reduced in China due to factors such as increasing industrialization and urbanization, desertification, soil degradation and low availability of water.  According to the figures provided by the PRC Ministry of Land and Resources, in 2008, per capita farmland in China was only 1,400 square meters (15,070 square feet), which is approximately 48.6% of the world level. In addition, according to the Food and Agriculture Organization of the United Nations, the Chinese population is expected to reach over 1.4 billion by 2050.   As stated in a 2007 research report by Renmin University of China, arable land in China is predicted to decrease by 20% by 2050.  The implication is that by the middle of this century, per capita farmland in China may be only 16% of the world average level. Moreover, according to an article dated December 1, 2009 from the China Meteorological Administration, it is estimated that by 2030, global warming may further reduce China’s current grain production by 5-10%.

These statistics highlight the fact that if China is to remain largely self sufficient on an agricultural basis, its farmers will have to substantially increase crop yields to meet future demand. Fertilizer demand throughout China has continued to grow as a result of increased demand in food volume, low crop yields  compared to other producer nations and a decrease in arable land.

In addition to the fertilizer market demand, governmental support on agricultural industry may serve as another factor to our business growth. According to an article published in the Guangming Daily Newspaper, in 2009, China’s government budgeted RMB595.5 billion for spending on agriculture, rural areas and farmers, an increase of 37.9% from the previous year. The newspaper article also reported that the budget included RMB102.9 billion, twice the amount from the previous year, in direct subsidies for grain production and purchases of agricultural materials. China’s government is planning additional farm subsidies and land reform initiatives, and to eliminate certain agricultural taxes and promote the production of organically grown products by setting new standards. We believe that these supportive government policies will encourage growth in China’s agricultural industry as well as drive the sale of our fertilizers and agricultural products.

Organic versus Chemical Fertilizers

In general, fertilizer products are categorized as either organic or chemical fertilizers. Organic fertilizers can be natural or developed artificially. Natural organic fertilizers include manure, slurry, worm castings, peat, seaweed, humic acid, brassin and guano. Artificial organic fertilizers include compost, bloodmeal, bone meal, humic acid, and are typically supplemented with other nutrient ingredients.  Chemical fertilizers normally are composed of synthetic chemicals such as phosphate and potassium compounds. The primary difference between organic fertilizers and chemical fertilizers is in the sourcing process of ingredients as the nutrient contents are largely the same.

Over the last 20 years, the use of chemical fertilizers in China has substantially increased food production as ingredients in chemical fertilizers are fully absorbed into crops as compared to organic fertilizers. However, years of chemical fertilizer use has created unintended consequences for the Chinese agriculture industry.  Many chemical fertilizers lack minerals, which crops must absorb from soil to the extent available.  The overall effect is that soil with insufficient natural resources will yield agricultural products lacking certain minerals.

In addition, heavy use of chemical fertilizers may create in "fertilizer burn", which is over-fertilization of a single nutrient such as nitrogen.  The resulting imbalance in compound salts and soil acidification can dry roots and suspend crop growth.  Another drawback of chemical fertilizers is that they are more easily depleted from soil by irrigation, rainfall and flooding as compared to organic fertilizers.  The production of chemical fertilizers can be very intensive in energy consumption.  For example, the production of synthetic ammonia, a common chemical fertilizer, currently consumes about 5% of the world’s natural gas consumption.

Organic fertilizers, on the other hand, can improve the biodiversity and long-term productivity of soil.  Organic nutrients increase the abundance of soil organisms by providing organic matter and micronutrients.  Unlike chemical fertilizers, the content, solubility, and release rates of organic fertilizer nutrients are typically more dilutive and much less readily available to plants. Organic fertilizers provide nutrients for crops as well as improve physical and biological mechanisms for storing nutrients in soils, thus mitigating the risk of over-fertilization.  In addition, unlike chemical fertilizers, organic fertilizers require less application to maintain soil fertility, which averts the runoff caused by chemical fertilizers in components such as soluble nitrogen and phosphorus.  However, the composition of organic fertilizer is more complex than a standardized chemical product, and thus more costly to manufacture.  As an alternative to pure chemical fertilizer use, farmers can also use inorganic fertilizer supplemented with the application of organic fertilizers.

Since the 1980s, China has intensified the use of chemical fertilizers in order to increase crop yields.  While the increase in crop yield has slowed in recent years, the overuse of chemical fertilizers also caused many environmental issues ranging from water pollution to soil damage. As a result, the PRC government has been promoting the use of environmental friendly green fertilizers as an effective alternative to chemical fertilizers.  Green fertilizers, including humic acid-based organic compound fertilizers and mixed organic-inorganic compound fertilizers, assist crops to gain incremental yield by adding various nutrients essential to soil and crops, as well as protecting the environment.  At present, green fertilizer products are less used than chemical fertilizers in China, as they are relatively new to farmers.  However, the demand for these green fertilizers has been increasing and we expect this trend to continue in the coming years.  Although we recently began to distribute our products into several other Asian and Southeast Asian countries, the PRC is the principal market for our organic compound fertilizers and related agricultural products.

The “Green Food” Industry in the PRC

The rise of the PRC industry for food that is free from pollutants or harmful chemicals, or “green food”, is also increasing demand for organic fertilizers. According to the China Green Food Development Center, or CGFDC, an agency established by the PRC Ministry of Agriculture, China’s domestic sales of green food increased at a compound annual growth rate of 26.0% from RMB50 billion in 2001 to RMB200 billion in 2007, and during the same period, China’s exports of green food increased at a compound annual growth rate of 33.8%, from $400 million to $2.3 billion.

With the rapid development of the organic food industry in China, an increasing number of companies have been entering into the green food sector to take advantage of market opportunities. In 1990, the PRC Ministry of Agriculture began to encourage the production of green food. In 1992, the PRC Ministry of Agriculture established the CGFDC to oversee food quality and the development and management of green food at the national and provincial levels in the PRC.  In 1993, the PRC Ministry of Agriculture established regulations on the use of green food labeling. In 1996, an identifying trademark for green food was registered in the PRC and put into use.

Crops grown with the use of our products are eligible to qualify for the “AA Green Food” rating administered by the CGFDC.  The green food rating system consists of an “A” rating and a more stringent “AA” rating.  The “AA” rating indicates that the crops contain minimal chemical residue from fertilizers.  Although our products themselves do not bear the “AA green food” designation, they are (except for those produced by Gufeng) certified by the CGFDC as green food production material.

According to the statistics from the CGFDC, China's annual output of green food reached 15 million tons in 2008.  However, the domestic consumption level remains relatively low, comprising approximately 3% of the market share of food commodities.  The low consumption level is primarily due to: (i) small scale of production of green food; (ii) lack of consumer awareness of green food and (iii) the presence of counterfeit green food products that adversely affect consumers purchases.

As described by the CGFDC, the development strategy and goals of China’s green food industry are as follows: first, to assure the standards of quality and focus on the development of key products; second, to accelerate the industry’s pace of development to promote and facilitate the industrialization of green food; third, to implement an integrated development strategy emphasizing producers, production base and farmers; fourth, to accelerate the pace of development with the aid of the government and the market; and fifth, to carry out an international development strategy, aimed at promoting the export of agricultural products.

According to the China Green Food Industry Report 2008 by Research in China, a Chinese market research company, the green food industry is a high growth industry with significant investment potential.  According to the report, leading green food producers will experience growth as they achieve national and provincial agricultural industrialization, because they are supported by favorable government policies and tax breaks.

Growth Strategy

We believe that our increased production capacity to produce diverse fertilizer products and our research and development capabilities, makes us well positioned to benefit from the anticipated growth of the PRC fertilizer market.  We expect to expand sales and gain increased revenues through the following strategies:

Enhance Production Utilization.  The current utilization rate of the production facilities of Jinong and Gufeng are at 40% and 60%, respectively.  Jinong and Gufeng have a total annual production capacity of 55,000 metric tons and 300,000 metric tons, respectively. To meet the increasing customer demand, we plan to hire additional sale persons, upgrade certain existing facilities and construct new facilities.

Expand  Capacity and Diversify Product Offerings.    Through our acquisition of Gufeng, we increased our annual fertilizer production capacity to 350,000 metric tons and our portfolio of fertilizers to over 460 products.  To meet the needs of farmers in the PRC, we will expand our existing line of fertilizer products, develop new fertilizers and execute other strategic acquisitions of PRC fertilizer manufacturers that complement our strategies and product lines.

Capitalize on Synergies Created by Research and Development Efforts.     In connection with the pending construction of Yuxing’s research and development center, we have completed the construction of 100 sunlight greenhouses (Phase I) and are currently in the process of building 12 “intelligent” greenhouses (Phase II).  We expect the Yuxing facility to help us shorten the fertilizer market cycle by providing an advanced testing field for new fertilizer products manufactured by Jinong.  In addition, through our research and development efforts on fertilizers, we expect to simultaneously facilitate the production of  superior agricultural products, such as flower bulbs, flowers, fruits and vegetables, resulting in increased revenues.

Products

Our principal products are our fertilizers, which consist of liquid, granular and powdered fertilizers developed to increase crop yields and quality without the harmful effects of chemical fertilizers.  Our manufacture and sell over 460 fertilizer products from humic acid-based fertilizers to mixed organic-inorganic compound fertilizers.  In addition, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale.

Fertilizer Products

After our acquisition of Gufeng, we expect that approximately 70% of our fertilizer business, which is our main business, will continue to be the production and sale of humic acid-based fertilizers through Jinong. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China.  Humic acid is a complex natural, organic ingredient that is essential for  balanced, fertile soil. It is one of the major constituents of organic matter in fertile soil, making a vital contribution to the quality of the soil’s composition. When plant or animal matter decomposes, it naturally turns into a form of humic acid-rich material, such as peat, lignite or weathered coal.

Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution.  Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilizing soils. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of fertilizer, insecticide, herbicide and water.  This mechanism is important to environmental protection, because it can prevent contamination of water sources caused by runoff.

In nature, humic acid improves soil structure and aeration, nutrient absorption and water retention.  It also increases soil’s buffering capacity against fluctuations in pH levels, and reduces soil crusting and erosion problems from wind and water as well as radical toxic pollutants.  Humic acid promotes the development of root systems, seed germination and overall plant development.  It also enhances health, resistance to stress and overall appearance of plants.  We believe that there is no synthetic material currently known to match humic acid's effectiveness and versatility.

The pure humic acid used in our fertilizers is distilled and extracted from weathered coal by way of alkaline digestion and acid recrystallization. Our Jinong fertilizers are dark brown to black in color, and principally used as a foliar fertilizer (a liquid, water soluble fertilizer applied to a plant’s foliage by a fine spray so that the plant can absorb the nutrients through its leaves), or sprayed directly on soil or injected into the irrigation systems.  Benefits of using our products are to stimulate growth, yield, and protect plants from drought, disease and temperature damage while improving soil structure and enhancing soil fertility.  For example, green leafy vegetables will have more than 15% increase in yield by using our fertilizer to effectively promote the development of root systems.

Through Jinong, we have a multi-tiered product line of 157 fertilizer products, covering three product categories: Broad Spectrum Fertilizers for general use, Functional Fertilizers for the enhancement of certain characteristics in crops and Tailored Fertilizers for custom needs of very specific crops. In addition to liquid fertilizer products, Jinong also manufactures granular fertilizers and powdered fertilizers  such as Jinong Humic Acid Boron and Jinong HA high potassium.

During the fiscal years ended June 30, 2009 and 2010, we earned $28,889,131 and $45,816,377, respectively, in gross revenues from sales of our fertilizer products, representing 82.1% and 88.0 % of our total revenues for such periods.  Such amounts do not include revenues from Gufeng, which we acquired on July 2, 2010.  We expect Gufeng to contribute approximately $88.4 million in revenues and $10.6 million in net income in the fiscal year ending June 30, 2011.

Gufeng and Tianjuyuan produce compound fertilizer, blended fertilizer, organic compound fertilizer and mixed organic-inorganic compound fertilizer. Gufeng sells its products under four brands, namely “KEBA”, “Mei Er An”, “Huang Cheng Gen” and “SPR HOP”, which are all registered trademarks in the PRC.  Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” with T.J.Y. as a PRC registered trademark.

Gufeng and Tianjuyuan manufacture 168 and 135 fertilizer products, respectively.  Their principal products include:

•	KEBA fertilizer - a blended fertilizer composed of various elements such as humic acid, potassium chloride, and potassium sulphate. It is effective for preventing soil hardening.

•
T.J.Y. fertilizer - a slow release fertilizer composed of elements such as Sulfur Coated Urea and Potassium Chloride.  This fertilizer is effective in delivering necessary nutrients to crops at various growth stages of the crop.

Gufeng’s product lines are comprised of 50% hybrid organic-inorganic compound fertilizers, 40% inorganic formula fertilizer, and 10% water soluble fertilizer.  The relative sales revenues from these products is approximately the same as the relative product mix.

Agricultural Products

Our subsidiary, Jintai, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale.  Jintai produces the following categories of products:

•
Top-grade flowers, including principally, faber cymbidium and phalaenopsis. These two types of flowers are mainly distributed to the middle and high-end consumers in Shaanxi Province and its adjacent areas. Their seedlings are distributed across the country, primarily to the southern regions of China.

•
Green vegetables and fruits,  including, principally, Holland cucumbers, sweet and colored pimientos, eggplant and Japanese watermelons, which are distributed to middle and high-end consumers in Shaanxi Province, primarily in Xi’an.

•	Multicolored seedlings, including, principally, photinia serrulata (Chinese Photinia), which is distributed to customers across China.

The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2009 and 2010, were $6,318,866 and $6,274,375, respectively, representing 17.9% and 12.1% of our total revenues, respectively.

Jintai was originally established to be the research and development base for humic acid fertilizers produced by Jinong.   By simulating the various growing conditions and cycles of a variety of plants, such as flowers, vegetables and seedlings, Jintai can conduct experimental testing to enhance the efficacy of our new fertilizers.

Fertilizer Manufacturing Process

Our production lines employ scientifically-designed production procedures and strict quality control systems to ensure high quality in our products.  Our production lines are fully automated and run by a central control system with minimal manual input by control technicians. The machinery and vats for the line are supplied by a local medical machinery manufacturer and the automated control systems were developed by us. Our access rights management system ensures that our proprietary ingredient mixes are protected at all times from any unauthorized use.  Our computer server is connected to the electronic scales on each of the material input bins to ensure that the exact quantity of each element or ingredient is delivered every time, thus maintaining our quality standards and reducing waste.  Our production line that produces liquid fertilizer and powered fertilizer is centrally controlled with a wireless panoramic audio and video monitoring system that allows connectivity with mobile terminals such as cell phones.

Through Jinong, we operate a 6,500 square meter (69,965 square feet) production facility that manufactures liquid fertilizer products and a 31,000 square meter (333,681 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers.  The total annual production capacity of these facilities is 55,000 metric tons and their current utilization rate is 40%.

Through Gufeng and Tianjuyuan, we operate seven manufacturing facilities comprising 17,930 square meters (192,927 square feet) located in South of Nanzhangdai Village, Donggaocun Town in the Ping Gu District of Beijing.  These facilities produce powder based fertilizers and have a total annual production capacity of 300,000 metric tons.  The current utilization rate of these facilities is 60%.

The manufacturing techniques utilized by Gufeng include extruder granulation, rotary drum steam granulation, urea-based spraying granulation and resin-coated sustained release, which enable Gufeng to effectively meet the production requirements of its different compound fertilizers.  To ensure high standards of quality, Gufeng and Tianjuyuan employ strict quality controls on purchases of raw materials to sales of products to end users.

Excluding Gufeng and Tianjuyuan, we produced and sold approximately 22,834 metric tons of fertilizer products during the fiscal year ended June 30, 2010.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials that can be utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as our principal raw material because it is abundant and relatively cheap at approximately $50 per metric ton.  Although there are numerous weathered coal suppliers available, we have been using Lupoling Coal Mine Industry and Trade Company (“Lupoling”) as our sole supplier of weathered coal because of their high-quality weathered coal and close proximity to our production facilities in Shaanxi Province.    We do not have any purchase volume commitment pursuant to our supply agreement with Lupoling, which is renewable on a monthly basis.  Lupoling accounted for 0.37% of our purchases of raw materials in fiscal 2010.

In addition to weathered coal, we also use approximately 50 different components in our production process, including elements such as sodium, calcium, zinc, iron and potassium, all of which can be readily obtained from numerous sources in local markets.  We utilize spectral analysis technology to select the raw materials with the best quality, and we have specially-trained buyers to ensure the quality and consistency of the raw materials that we procure.

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid and NPK (nitrogen, phosphorus and kalium) related compounds such as amide and hydronitrogen.   Hubei Sanning Chemical Products Co., Ltd. and Shuangying Group are the primary suppliers of raw materials to Gufeng, accounting for approximately 20% and 10%, respectively, of Gufeng’s sales in 2009.  The loss of any of these suppliers would not have a material adverse effect on our business.  We do not believe there is any material risk of losing these suppliers during the next 12 months.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is readily available for purchase from three to four manufacturers in Shaanxi Province.

Agricultural Products

The plants that generate our top-grade flowers and multi-colored seedlings are mainly planted and cultivated in research and development facilities maintained by Jintai. We purchase the seeds of green vegetables and fruits from agricultural companies, such as Rijk Zwaan Company, that import the seeds from foreign markets including Holland and Japan.  We cultivate our agricultural products by applying fertilizers produced by Jinong.

Inventory

For our fertilizer products, our efficient production methods allow us to maintain low inventory levels, which keeps inventory costs down.  We purchase raw materials and packaging materials based on production demands.  Generally, we maintain less than one month’s supply of such materials. The majority of sales orders we receive are shipped directly to distributors after production.  We normally carry finished goods up to one week and do not maintain any work-in-process.

For our agricultural products, we maintain about one month’s inventory because we need a significant amount of agricultural products to serve as our product testing base for the research and development of our new fertilizers.

Return Policy

The Company only accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2010, the Company did not experience any significant returns.

Backlog

As of June 30, 2010, we had a backlog of orders in the amount of $125,885 as compared to $164,278 in backlog orders as of June 30, 2009.

Seasonality

The peak selling season for fertilizer products of Jinong used to be from April through September. However, during the fiscal year ended June 30, 2010, we did not have any seasonality with respect to our fertilizer sales as approximately 52.7% of our annual fertilizer sales volume occurred in the first fiscal quarter (summer) and the fourth fiscal quarter (spring) because our addition of granular and powder fertilizers   experienced demand during the off-peak season of our liquid fertilizers. Going forward, we may experience a different seasonality pattern for our fertilizers as compared that in the past because July through September is the off-peak season for fertilizers sold by Gufeng.

The peak selling season for our agricultural products is from October through March the next calendar year during our second fiscal quarter (fall) and the third fiscal quarter (winter). During the period from October 2009 through March 2010, Jintai generated approximately $4.2 million, or 67.6% of our annual sales of agricultural products.  This was primarily due to the strong demand for our high-end fruits and decorative flowers during the holiday seasons.

Marketing, Distribution and Customers

Overview

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 21 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.   For the year ended June 30, 2010, the following five PRC provinces, collectively accounted for 38.3% of our fertilizer revenue: Shandong (10.3%), Shaanxi (10.0%), Anhui (6.2%), Heilongjiang (6.0%) and Henan (5.8%).  We believe this geographically diverse distribution greatly helps us to become a leader in the humid acid fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand/product awareness over a broad geographic area.  We also manufacture our humic fertilizer products for export to contracted distributors in foreign countries, including India, Ecuador, Pakistan and Lebanon. Total revenues from exported products currently account for less than 1% of our total sales revenue in fiscal 2010.

Our agricultural products are distributed through various distribution channels in Shaanxi Province and neighboring provinces. Decorative flowers are usually sold through our fertilizer distributors to end-users such as flower shops, luxury hotels and government agencies.  Fruits and vegetables are sold to high-end supermarkets and upscale restaurants. Seedlings are sold primarily to city planning departments.

We utilize a multi-tiered product strategy that allows us to tailor our fertilizer products to the needs and preferences of the various geographic regions in China.   Our fertilizers can be tailored to different crops grown in varying climate and soil conditions.  For example, climate and rainfall conditions in Southern and Eastern China allow farmers to grow high margin crops such as fruit and seasonal vegetables.  As a result, these farmers can obtain more return on their investment by using more expensive and specialized fertilizers.  In contrast, we market a broader spectrum, low-cost fertilizer to farmers in the Northwest areas of China because climate conditions prevent them from investing in expensive fertilizers.

Our research and development capabilities, which are described more fully below, allow us to develop products that are tailored to specific farming needs in different regions, including different crops, humidity, weather and soil conditions.  For example, our “Red Medlar” product is specially designed for medlar (a small, brown, apple-like fruit, hard and bitter when ripe and eaten only when partly decayed) in the Ningxia Autonomous Region.  This product can effectively increase medlar yield and protect it from foliar disease (the most common culprit for decreased yields of medlar) and at the same time increase the quality of the fruit.

Marketing

Our marketing staff is trained to closely work with distributors and customers, including retailers and farmers, providing professional advice on customizing our products to customer needs and offering agricultural knowledge and other extensive customer support. In addition, our employees educate and inform our distributors and customers by regularly organizing training courses on new agricultural techniques.

            We have a total of 21 full-time marketing employees solely dedicated to collecting and analyzing marketing data from across 21 provinces, four autonomous regions and three central government-controlled municipalities in China.  By industry norms, we believe that our product development cycle of three to nine months is relatively short.  Through our regular collection of market data, including the growth records of a variety of plants cultivated in different soil and climate conditions, and feedback from our end-users, we are able to conduct nationwide market analysis, ascertain new product needs, estimate demand and customer demographics and develop new products that are tailored to current market needs.

Although we utilize television advertisements and mass media, the majority of our marketing efforts are conducted through joint activities with our distributors. Jinong has 121 independent contractors and 112 full-time employees in marketing and sales. Gufeng and Tianjuyuan collectively have 50 independent contractors and 21 full-time employees in marketing and sales.  Our sales and marketing staff works with and trains distributors and retail clients through lectures and interactive meetings.  We emphasize the technological components of our products to end-users to help them understand the differences in products and how to effectively use them.  Word-of-mouth advertising and sample trials of new products in new areas are also essential components of our marketing efforts.  In addition, we have established nationwide telephone hotlines to answer customer questions and have constructed an SMS text message platform to have real-time interaction with our customers.

Our best-selling fertilizers, based on sales volumes of Jinong for the fiscal year ended June 30, 2010, are listed below:

		Volume	Revenues	Percent of
Ranking	Product Names	(Tons)	(USD)	Jinong’s Sales

1	Sheng Gen Zhuang Miao	832.84	$1,900,426	4.15%

2	Guang Pu	764.64	$1,894,209	4.13%

3	Humic Acid Boron	293.75	$1,721,056	3.76%

4	Hong Jia	318.41	$1,628,960	3.56%

5	Guo Kang Mei	676.13	$1,537,870	3.36%

Fertilizer Products

The fertilizer product market in China is highly fragmented.  Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will  distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2010, we sold our products through a carefully constructed network of about 573 distributors covering 21 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.   We developed 43 new distributors during the fiscal year ended June 30, 2010 and terminated 15 distributors based on our evaluation of their performance.  By integrating Gufeng’s network of over 150 distributors in China, we now have a collective distribution system of over 723 distributors.

The distributors sell our products to the smaller, local wholesale and retail outlets who then sell to the end-users, typically farmers. We do not grant provincial or regional exclusivity because there is currently no single distributor sufficiently strong enough to warrant exclusivity. We enter into non-exclusive written distribution agreements with chosen distributors that demonstrate their ability in local business experience and sufficient regional sales networks. The distribution agreements do not dictate distribution quantity because changes in local market condition and weather changes can dramatically affect sales quotas.

We have representative offices and sales outlets in Beijing, Tianjin, Shanghai and Chongqing, with each office having three to four representatives. These regional offices allow us to more effectively coordinate national sales and marketing teams.  In addition, our sales department works closely with distributors in various provinces to promote our products, maintain our profile and to continue to cultivate retail relationships.

For the fiscal year ended June 30, 2010, sales to our top 10 distributors accounted for approximately 5.8% of our fertilizer product revenue. No single distributor accounted for more than 1% of our fertilizer sales in fiscal 2010 with the top distributor accounting for only 0.8%. As we do not have a significant concentration of customers, we believe that the loss of any one customer would not have any significant effect on our business. Neither Gufeng nor Tianjuyuan rely on any single distributor for 5% or more of their annual fertilizer revenue.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. Our top-grade flowers are mainly distributed through our fertilizer distribution network.   Our green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products in the fiscal 2010. These customers accounted for  approximately 56.45% of the total revenues from our agricultural products.

Ranking	Customer Name	Amount (USD)	Percentage of Jintai's sales

1	Shaanxi Fengshu Yuanli Luhua Co.	$1,034,462	16.49%
2	Tianxi Yuanyi Co.	$789,524	12.58%
3	Zhuque Gaoya shan	$702,027	11.19%
4	Shaanxi Qintong Agriculture Co.	$495,428	7.90%
5	Zhouzhi Ermiao Miaopu	$519,863	8.29%

Retail Stores and Authorized Retailers

In an effort to achieve full utilization of Jinong’s annual production capacity of 55,000 tons during the next three years while further expanding brand awareness of Jinong products, we have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces.  These marketing programs consist of the: (i) establishment of Company directly-owned retail stores to sell Jinong-branded fertilizer products through the Company’s designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base of retail customer to be designated "China Green Agriculture Authorized Retailers".  Under the Pilot Program, we currently have 16 directly-owned stores operating in Shaanxi Province, with each store having an assigned territory in order not to compete with any of the Company's existing distributors.  Since the launch of the Pilot Program in January 2010, we have worked closely with our existing distributors to designate over 600 retailers as “China Green Agriculture Retailers”. We have entered into agreements with these retailers to prominently display "China Green Agriculture Authorized Retailer" on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores.  In addition, we provide the retailers with educational materials on proper product use, the placement of our branded commercial ads on their delivery trucks and billboard ads with our product logo and tagline to target farmers.

Research and Development

We currently conduct the bulk of our research and development activities through Jintai, with Yuxing providing certain research and development work as well.  Through these subsidiaries, we cultivate high-quality flowers, green vegetables and fruits in our own greenhouses and sell them to various end-users, including airlines, hotels and restaurants.  Jintai operates a advanced research and development facilities that: (i) provides testing and an experimental data collection base for the function and feature of new fertilizers produced by Jinong by simulating the growing conditions and development stages of a variety of plants, such as flowers, vegetables and seedlings, which, in turn (ii) produces plants, flowers and vegetables that can be sold as commercial products to generate sales.  In addition, our research and development capabilities allow us to develop products that are tailored to specific farming needs, including those required by different crops, humidity, weather and soil conditions.  We act as a testing base for Northwest A&F University, an agriculture focused university in Shaanxi Province, and work together to develop fertilizer products with high potential for commercial success.

In January 2007, we invested approximately $10 million to purchase and construct advanced intelligent greenhouse facilities for Jintai to serve as our research and development base.  We believe it has quickly become one of the leading green fertilizer research facilities in China.  Flowers, fruits and vegetables that are grown for experimental testing of Jinong’s humic acid organic liquid compound fertilizers are of high quality and value and are sold to local supermarkets and airline companies. We sold approximately $6,274,375 of these agricultural products during the fiscal 2010.

 During fiscal 2010, we applied $12,956,621 of the proceeds from our public offerings in July 2009 and November/December 2009 (the “Public Offerings”) toward the partial payment of Yuxing’s pending research and development center, which includes the construction of 100 sunlight greenhouses and 12 “intelligent” greenhouses.  Upon completion, we expect the research and development center to expand our output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products.  The new facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to get products to market quickly, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we are planning to develop other agricultural derivatives from humic acid, such as humic-acid based organic pesticides, which can provide additional revenue sources and increase profitability.

New Products

With our strong and advanced research and development, we have developed more than 157 products and continue to develop new products.  During the fiscal year ended June 30, 2010, we developed 23 new products, which contributed $9,138,691 to our sales revenue for the period.

Among the new products we introduced in fiscal 2010 are several highly concentrated powder fertilizers, granular fertilizers and liquid fertilizers.  Of the new products, we expect Jinong Humic Acid Boron, a powder based fertilizer, to generate significant profit margins for us.  To supplement our diverse portfolio of fertilizers, we also introduced several tailored, functional and broad-spectrum fertilizers.

In addition to developing new humic acid-based fertilizer products, we are active in developing derivatives from humic acid, such as humic acid liquid film mulch, humic acid sodium fodder additives, highly concentrated humic acid powder fertilizer, humic acid-based pesticide and humic acid compound fertilizers.  We are also developing soil-less seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

We hold the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Registration Number	Valid Term
Jinong	No.3906984	May 7, 2007 to May 6, 2017

Mei Er An	No. 1508004	January 21, 2001 to January 20, 2011

SPR HOP	No. 3320282	May 28, 2004 to May 27, 2014

科霸KEBA	No. 760379	August 14, 2005 to August 13, 2015

天聚缘T.J.Y	No. 3320283	May 28, 2004 to May 27, 2014

Huang Cheng Gen	No. 5219720	June 28, 2009 to June 27, 2019

A registered trademark is protected in China for a term of 10 years, and renewable for another 10 year term under PRC trademark law, as long as the renewal application is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

We have one registered patent, which is held by Jinong.  Jinong has one patent for a fertilizer formulation and one pending patent application for our proprietary production line and manufacturing processes as follows:

Patent/Pending Patent Application	Type of Patent	Patent No. /Application No.	Inventor’s Name and Patent Holder	Date of Application	Date of Publication and Term
Patent: Production facility of Humic Acid Products	Utility Model Patent	Patent No.: ZL 2007 2 0031884.2	Inventor: Tao Li Patent Holder: Jinong	May 29, 2007	May 14, 2008; 10 years

Pending Patent Application: Method and recipe of the water soluble humic acid fertilizers	Utility Model Patent	Application No.: 200710017334.x	Applicant: Jinong	February 1, 2007	Pending.

The PRC Patent Law was adopted by the PRC National People's Congress in 1984 and was subsequently amended in 1992 and 2000.  Under the PRC Patent Law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. All of our registered patents are all utility patents.  Any use of patent without consent or a proper license from the patent owner constitutes an infringement of patent rights.

In addition to trademark and patent protection law in China, we also rely on contractual confidentiality provisions to protect our intellectual property rights and brand.  To help safeguard our intellectual property, our research and development personnel and executive officers are subject to confidentiality agreements.  They are also subject to a non-compete covenant following the termination of employment with us and they agree that any work product belongs to us.  Moreover, we also take steps to limit the number of people involved in the production process and, instead of disclosing fertilizer ingredients to production employees, we refer to the ingredients by numbers.

Competitive Strengths

We believe the following competitive advantages of our fertilizer products enable us to compete in the PRC fertilizer market.

Nation-wide sales network.  In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China.  With our acquisition of Gufeng and Tianjuyuan, we have over 723 distributors nationwide across 21 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.  Our distribution and sales network is one of the largest among manufacturers of humic acid  fertilizers in China.  Most of our competitors, including larger competitors, do not have a sales team as large as ours that specializes in the sale of humic acid fertilizer products.  Moreover, we expect the regional strengths of Gufeng’s distribution network to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development.  Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based at our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. As a result, most of Jinong’s experimental work is conducted in Jintai’s greenhouse facilities, thereby speeding up product development cycles, and cutting costs without sacrificing accuracy of results.  During the fiscal year ended June 30, 2010, we generated approximately $6,274,375 revenue from sales of Jintai’s agricultural products, and we anticipate that this source of revenue will grow in the future.   We are currently building 12 new greenhouses over an 88-acre parcel of land in connection with Yuxing's pending research and development center, which will expand output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products.  The new facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share.  In addition to developing new humic acid-based fertilizer products, we are planning to develop other agricultural derivatives from humic acid, such as humic-acid based organic pesticides, which can provide additional revenue sources and increase profitability. The new facility is expected to reach full capacity in 2012.

Gufeng and Tianjuyuan have a total of 10 employees in research and development.  They have independently developed six technologies: drying fan for urea-based compound fertilizer, heat balance control system for flexible compound fertilizer, automatic control system for the anti-block of compound fertilizer, water control technology for low nitrogen, low potassium and high phosphorus compound fertilizer,  manufacturing technology for salt-alkaline resistance and soil improvement of compound fertilizer and manufacturing technology for compound HA fertilizer with high density(NPK≥51%).  There is also one technology under development that is, manufacturing technology for the sustained release of blending and compound fertilizer.

While we believe that our greenhouse facilities provide us with a competitive advantage over our competitors, our larger competitors may have better understanding in certain local markets where they have successfully marketed products over a period of time and have specifically formulated fertilizers for local plant, soil and climate conditions.  To increase our competitiveness, we will seek to diversify our fertilizers to benefit a wider range of plants and soil conditions.

Well-known Brand.  We believe that purchasing decisions of customers are often based on strong brand recognition.  “Jinong” is a registered trademark and is well recognized by end users in our specialty humic acid fertilizers; however, certain large international fertilizer producers and traders who import fertilizers to China, such as Cuikang (Hong Kong) Co., Ltd., a distributor for Yara Phosyn Ltd., a British fertilizer company, have strong brand recognition and domestic customers generally perceive the quality of the imported products as higher or more stable than fertilizers currently produced in China.  Gufeng sells its products under four brands, namely Keba, Meier’an, Huangchenggen and SPR HOP.  Tianjuyuan’s products are marketed under the brands AGR GFJ and T.J.Y.   The primary products sold under the Gufeng and Tianjuyuan brands, include T.J.Y High Silicon compound fertilizer for rice cultivation, Keba blending fertilizer for corn and Keba HA compound fertilizer for watermelon.

Automated Production Line and Process.  All of our major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Our production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each of the material input bins.  In addition, spectral analysis is used to accurately check the composition of materials. During fiscal 2010, our highly advanced production lines manufactured a multi-tiered line of 157 fertilizer products, and we believe that our automated production lines are among the few advanced lines in our industry.  We have patent protection for Jinong’s proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other capable of producing liquid, powder and granular fertilizers.  With the addition of Gufeng, we currently have an annual production capacity of 355,000 metric tons.

Customer Support.  We have over 121 local sales and support people conducting on-site marketing for our products.  The sales personnel speak local dialects and are familiar with the needs of the local farmers.  We have 25 district managers who are responsible for all the marketing personnel and services in each region of our distribution network.  We believe our strong on-site marketing team with emphasis on after-sale services separates us from our competitors, including larger competitors.

Competition

Fertilizer Products

Based on our internal estimates, there are approximately 2,000 organic fertilizer manufacturers in China with no discernable market leaders in the sector.  We believe our competitors are currently comprised of approximately 80% numerous small-sized local manufacturers, 9% are large regional competitors such as China Agritech, Inc., 8% are international companies and 3% are larger national competitors such as Yongye International, Inc. We believe we are among the larger national fertilizer manufacturers.

Gufeng’s primary competitor is Yuntianhua Group Co., Ltd. (“Yuntianhua”), a large, state-owned fertilizer manufacturer based in Kunming, Yunnan Province.  Yuntianhua manufactures, among other things, chemical fertilizer, organic chemical products and salting chemical products.  Acetal Copolymer based, organic fertilizer is a Yuntianhua product that competes with Gufeng.

We have smaller competitors which are generally producers of amino acid compound fertilizers.  The products of these producers are very price competitive.  However, these companies often lack adequate quality control or process control technologies which produces inconsistent quality in their products.

The Chinese fertilizer market has been fully opened to foreign companies since China’s entry into the World Trade Organization in December 2006.  Accordingly, the PRC government has increased its fertilizer import quota and, since January 2007, has reduced the import tariffs on foreign fertilizer to 1%.   However, foreign fertilizers are generally more expensive than PRC manufactured fertilizers and are not customized to soil conditions presented by China’s diverse climate and terrains.

Agricultural Products

The competitive market faced by our agriculture products varies depending on the categories and market of our three main products.

Top-grade flowers:   The main competitors to our flowers are in Xi'an and its surrounding regions are Western Lanhua Company and the Ningdong Branch of State Forestry Administration. We believe that our flower products have comparative advantages in terms of the advanced technologies they are based on, the superior species of the seedlings we select and the efficiency and stability of our products.  The main competitors to our flower seedlings are Sanyi Agriculture Technology Co., Ltd in Gansu Province and Yunnan QianHui Company in Yunnan Province.  In addition, unlike most of our competitors that lack adequate greenhouses, our greenhouse facilities enable us to produce flower seedlings year-round.

Green Vegetables and Fruits:  Our competitors are primarily the vegetable planting centers and planters in Shaanxi, Shandong and Gansu provinces that produce vegetables such as cucumbers and peppers.  Our competitive advantage, which distinguishes us from other competitors, are our advanced greenhouse facilities, which produce pollution-free green vegetables and fruits, with the aid of our green fertilizers that improve soil conditions and limit bacterial growth.

Multi-colored Seedlings:  Our main competitors are Zhejiang Senhe Company and Chang’an Jiahe Seedling Co., Ltd.  Our multi-colored seedlings, primarily red photinia serrulata, are pure in species and are imported from other countries.  These seedlings have high survival rates and we sell them at fair market prices.

Employees

We have a total of 586 full-time employees, of which 160 are employed by Jinong, 47 are employed by Jintai, 16 are employed by Yuxing, 333 are employed by Gufeng and 30 are employed by Tianjuyuan.

None of our employees are under collective bargaining agreements.  We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in retaining our employees or recruiting staff for our operations.

Government Regulation

Our business operations are subject to various laws, including environmental, health and safety laws, and regulation by governmental agencies on the provincial and state levels.  Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses and certificates including the following:

“Green” Certification.  Except for those manufactured by Gufeng and Tianjuyuan, all of our fertilizer products are certified by the CGFDC as green food production material. Our Green Food Production Material Certificate was issued to Jinong on March 30, 2009 and will expire in March 2012.  The certificate is renewable with an application within 90 days prior to its expiration. Currently, the CGFDC provides two different certifications within the green food industry: namely, "Green Food Certification" which is granted to edible foods and "Green Food Production Material Certification" which is granted to production materials such as our fertilizer products that meet criteria such as standards that increase human safety and ecological protection of the environmental, in addition to promoting non-polluting product growth and the use of non-genetically modified raw materials.  Prior to July 2007, the two categories mentioned above were combined into one category under which companies were issued a "Green Food Certificate."  In an effort to improve social sustainable development and optimize the regulation of policy for the PRC green food industry, the CGFDC separated the certification system into two categories.

Operating license.  Our operating license enables us to undertake research and development, production, sales and services of humic acid liquid fertilizer, sales of pesticides, and export and import of products, technology and equipment. The license (registration no. 610000100003655) is valid through August 8, 2057.  Once the term has expired, the license is renewable.  Gufeng and Tianjuyuan maintain valid operating licenses, which expire on August 1, 2013 and August 7, 2021, respectively.

Fertilizer Registration.  Fertilizer registration is required for the production of fertilizer and issued by the Ministry of Agriculture of the PRC.  The registration numbers held by Jinong are: Agriculture Fertilizer Numbers. 1085, 1083, 1084, 467, 0865, 0896, 4081 and 4082. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Our certificates No. 467, No. 0865 and No. 0896 are interim fertilizer registration certificates. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which, if granted, is valid for five years, and thereafter must be renewed every five years. Our formal fertilizer registration certificates are listed from No. 0079 through No. 1084 below.   Gufeng and Tianjuyuan have 16 interim fertilizer certificates and over 300 formal certificates that are current and valid for the production of their fertilizer products.

	Registration No.	Trademark	Product Name	Main Technique Index	Certificate Issuance Date	Expiration Date
1	No. 1085	Ji Nong	Humic Acid Liquid Fertilizer	Fe+Mn+Zn+B+Mo≥20 g/l; Amino acid ≥100 g/l	April 23, 2008	April 22, 2013

2	No. 1083	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥200g/l; Humic Acid≥40 g/l	April 23,2008	April 22, 2013

3	No. 1084	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥350g/l; Humic Acid≥30 g/l	April 23,2008	April 22, 2013

4	No. 467	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥23g/l; Humic Acid≥80g/l Cu+Fe+Mn+Zn+B+Mo≥60 g/l	March 19, 2009	October 18, 2010*

5	No.0865	Ji Nong	Refined Organic Fertilizer	N2O52O≥10%; organic matter≥30%	January 25, 2010	January 2011*

6	No.0896	Ji Nong	Refined Organic Fertilizer	N2O52O≥8%; organic matter≥30%	January 25, 2010	April 2011*

7.	No. 4081	Ji Nong	Humic Acid	N+P2O2+K2O≥35.0%	November 4,	November 2010
			Liquid	Humic Acid≥3.0%	2009
Fertilizer

8.	No. 4081	Ji Nong	Humic Acid	Fe+Mn+Zn+B≥6.0%	November 4,	November 2010
			Liquid	Humic Acid≥3.0%	2009
Fertilizer

* Certificates No. 467, No. 0865 and No. 0896 are interim fertilizer registration certificates with a one-year term. The Company will apply for formal certificates before the expiration date.

As of the date of this Report, we believe we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required to conduct our businesses and operations.

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

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. We cannot assure you that, especially as China’s domestic consumer economy and industrial economy continues to expand, product liability exposure and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Our proprietary fertilizer formula may become obsolete or be illegally disclosed to competitors, which could materially adversely affect the competitiveness of our future fertilizer products.

The production of our fertilizer products is based on our proprietary fertilizer formula. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging humic acid fertilizer products and by developing and introducing enhancements to our existing products and new products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our proprietary formula becomes obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we have entered into confidentiality agreements with our key employees, we cannot assure you that if there is a breach of such agreement by an employee, we would not be adversely affected and lose any competitive advantage that we currently have with respect to our proprietary fertilizer formula.  If we are forced to take legal action to protect our proprietary formula, we will incur significant expense and further can not guarantee a favorable outcome.

If we fail to adequately protect or enforce our intellectual property rights, we may be exposed to intellectual property infringement and the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.  Jinong is in the process of applying for a patent in the PRC for its proprietary formula as referenced above under the name of Method and Recipe of the Water Soluble Humic Acid Fertilizers, which we expect to receive in the next three months; however, we cannot assure you such patent will be issued, or that existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantage.

Jinong is the patent holder of a patent named Production Facility of Humic Acid Products in the PRC. Our existing production facility is protected by such patent.  Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

If we need to initiate litigation or administrative proceedings, such actions may be costly and may divert management attention as well as expend other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation.

If we infringe on the intellectual property rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to humic acid fertilizer production technology and related devices and machine patents involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards, to third parties, require us to seek licenses from third parties (which may not be available on commercially reasonable terms, if at all), to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

The occurrence of any acts of God, war, terrorist attacks and other emergencies which are beyond our control may have a material adverse effect on our business operations and financial condition.

Acts of God, war, terrorist attacks and other emergencies which are beyond our control may have a material adverse effect on the economy and infrastructure in the PRC and on the livelihood of the Chinese population.  Our business operations and financial condition may be materially and adversely affected should such events occur.  We cannot give assurance that any acts of God such as floods, earthquakes, drought or any war, terrorist attack or other hostilities in any part of the PRC or even the world, potential or threatened, will not, directly or indirectly, have a material adverse effect on our business, financial condition and operating results.

The industry in which we do business is highly fragmented and competitive and we face competition from numerous fertilizer manufacturers in China and elsewhere.

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies, it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. We also compete with a few large PRC national competitors. Although we have advanced automated humic acid-based fertilizer production lines and green house supported research and development centers, we cannot assure you that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization could lead to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. If they are localized and become familiar enough of the type of fertilizer we produce, we may face additional competition. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price.

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

If we are unable to design, manufacture, and market fertilizer products in a timely and efficient manner, we may not remain as competitive.

Most of our fertilizer products are characterized by short product development cycles and targeted the unique climate and soil conditions where our customers are located.  Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop and offer new and/or improved fertilizer products that are suitable to evolving customer needs.  New fertilizers may be not widely proven. As a result, we may experience performance difficulties, which may result in delays, setbacks and cost overruns.  Our inability to develop and offer new and/or improved fertilizer products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at desired rates of growth.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand in a timely manner, which could result in the loss of customers and net sales or could result in a lower profit margin for us.

Jinong is supplied with over thirty types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and used to manufacture our products.  Although there are numerous weathered coal suppliers available to us, to date, we have been using Lupoling Coal Mine Industry and Trade Company of Jinzhong City located in the Shanxi Province (“Lupoling”) as our sole supplier of weathered coal because of the high quality weathered coal it provides and its closeness to us in location.  Our supply agreement with Lupoling is renewed on a monthly basis. If Lupoling does not intend to renew the supply agreement with us for any reason, or if there are any business interruptions at Lupoling and we are unable to locate an alternative supply in a timely manner or on the same terms, we may not be able to meet customer demand of humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers, which may result in the loss of customers and net sales or we may not be able to keep our profit margin on our humic acid-based fertilizers.

Gufeng and Tianjuyuan are supplied with approximately fifty types of raw materials from a diversified pool of suppliers.  Neither Gufeng nor Tianjuyuan are dependent on any single supplier for its raw materials; however, if we experience a significant increase in demand or if we need to replace any of these suppliers, we cannot be assured that the adequate supply of raw materials or a replacement supplier will be obtained in a timely manner to avoid any material adverse effect on our business operations and financial condition.

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

We may be subject to more stringent governmental regulation on our agricultural products.

The production and sale of our agricultural products in the PRC is regulated by the PRC and the Shanxi Provincial Government. The legal and regulatory regime governing our industry is evolving, and we may become subject to different, including more stringent, requirements than those currently applicable to us. While we believe a more stringent standard will have a bigger impact on those manufacturers with poor quality products, we cannot assure you any regulatory change will not adversely affect our business.

If we cannot renew our fertilizer registration certificates, we will be unable to sell some or all of our products. If we cannot receive the formal fertilizer registration certificates for our new products, upon the expiration of the temporary registration certificates, we cannot continue to produce such new products.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. We have obtained formal Fertilizer Registration Certificates covering all of our fertilizer products from the PRC Ministry of Agriculture.  After the acquisition of Gufeng, we currently have 19 interim fertilizer registration certificates for our fertilizer products, and will apply for formal registration after we have completed field tests for these products.

Our belief is that the PRC Ministry of Agriculture generally will grant an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China which will cause the termination of part or all of our commercial operations for fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our two interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to certain unexpected incidents occurred in China, we cannot assure you that our formal fertilizer registration certificates can be obtained without delay or  can be obtained at all in which case our production could be adversely affected.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to the environment, including, among others, the Integrated Emission Standard of Air Pollutants GB 16297-1996 and the Standard of Environmental Noise of Urban Area GB 3096-93.  Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.  Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to incur significant expenditures to comply with environmental regulations affecting our operations.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Tao Li, our CEO, President and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Li will continue to be available to us, or that we will be able to find a suitable replacement for him. We do not carry key man life insurance for our key personnel.

The agricultural chemicals business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a sizeable workforce of technically and scientifically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees. If we are unable to hire individuals with the requisite experience we may not be able to produce enough products to optimize profits, research and development initiatives may be delayed and we may encounter disruptions in production and research which will negatively impact our financial condition, results of operations and share price.

Mr. Tao Li, our Chairman, President and CEO may not devote all of his time to our business.

Our Chairman, President and CEO, Mr. Tao Li, also serves as Chairman of Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company that is engaged in hi-tech application fields in China, and Chairman of Kingtone Wirelessinfo Solution Holding Ltd, a publicly-traded, China-based developer and provider of mobile enterprise solutions. This may give rise for Mr. Li in allocating his time to each business.  While Mr. Li anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we will be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K for our fiscal year ending June 30, 2010. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.   We engaged a consulting firm in 2009 to help us design and implement effective internal controls; however we cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

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

Our inability to successfully integrate Gufeng or any other businesses we acquire could have adverse consequences on our business.

                On July 2, 2010, we consummated the acquisition of Gufeng and Tianjuyuan, Beijing-based producers of compound fertilizer, blended fertilizer, organic compound fertilizer and mixed, organic-inorganic compound fertilizer.  This acquisition and future acquisitions may result in greater administrative burdens and operating costs.  We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating Gufeng or other acquired businesses may be disruptive to our business and may cause an interruption of or a loss of momentum in our business as a result of the following factors, among others:

•	loss of key employees or customers;

•
possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information, production and other systems;

•	failure to maintain the quality of products that the companies have historically provided;

•	failure to upgrade existing production lines of Gufeng or effectively implement humic acid production technology into existing manufacturing process of Gufeng;

•	effectively coordinating sales, marketing and distribution functions, including the cross-selling of products;

•	the need to coordinate geographically diverse organizations, and

•	the diversion of management's attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.

                These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we may expect from such acquisitions and may cause material adverse short- and long-term effects on our operating results and financial condition.

Our inability to effectively improve the financial performance of Gufeng may have a material adverse effect on our business, financial condition and results of operations.

Although Gufeng had sales revenues of $54,026,378 for its fiscal year ended December 20, 2009,  Gufeng’s net income for such period was $3,755,409.  This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital.  In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products.  As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our production requirements and strategic goals.

            During the next 12 months, we will focus our efforts on integrating Gufeng’s employees, products and distribution network into our business.  However, there is no assurance that we will be able to effectively do so, which may result in a material adverse effect on our business, financial condition and results of operations.

We have not obtained the land use right over the premises on which certain facilities of Gufeng, our indirect, wholly-owned subsidiary, is located.  As a result, the lack of a proper title certificate may jeopardize our right to use  the premises and our possession of the buildings we built on such premises.

           Through Tianjuyuan, we lease approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”).  Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “Lease”), Tianjuyuan leases the land at an annual rent of RMB35,500 (approximately $5,217).  The term of the Lease is from February 1, 2004 to January 31, 2054.  We were recently informed by our PRC counsel that the Lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations.  Therefore, we are in the process of applying for the proper land use right certificate from the relevant government authorities in order to legitimize our right over the Premises.   However, there can be no assurance that such land use right certificate will be granted to us.  Until we obtain the land use right certificate, there exists a risk that the PRC government may declare the Lease invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises.  As of the date of this report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

Risks Related to Doing Business in the PRC

Substantially all of our assets and operations are located in the PRC, and substantially all of our revenue is sourced from the PRC.  Accordingly our results of operations and financial position are subject to a significant degree to economic, political and legal developments in the PRC, including the following risks:

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

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals (Source: President Hu’s Report at 17th Party Congress). Policies of the PRC government can have significant effects on economic conditions in China. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation

•	confiscatory taxation

•	restrictions on currency conversion, imports or sources of supplies

•	expropriation or nationalization of private enterprises

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

We derive a substantial portion of our revenues from sales in the PRC  and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our operations are conducted in the PRC and substantially all of our revenues are generated from sales in the PRC.  We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues in the near future.  Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of  -1.4% in 1999 to the highest rate of 5.9% in 2008.  The IMF estimates that the inflation rate in 2009 was -0.7%.   These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong and Jintai, Gufeng and Tianjuyuan.  As a result of our holding company structure, we rely entirely on dividends payments from our subsidiaries in PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and formality requirement on paperwork in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends on our common stock.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

Recent PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents may subject our PRC resident beneficial owners  to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE issued a public notice in October 2005 requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident stockholders are also required to amend their registrations with the local SAFE in certain circumstances. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement, however, we cannot provide any assurances that all of our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

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

We may be subject to fines and legal sanctions by SAFE or other PRC government authorities if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by offshore listed companies to PRC citizens.

On March 28, 2007, SAFE promulgated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies, or Circular 78.  Under Circular 78, Chinese citizens who are granted share options by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures, including applications for foreign exchange purchase quotas and opening special bank accounts.  We and our Chinese employees who have been granted share options are subject to Circular 78.  Failure to comply with these regulations may subject us or our Chinese employees to fines and legal sanctions imposed by SAFE or other PRC government authorities and may prevent us from further granting options under our share incentive plans to our employees. Such events could adversely affect our business operations.

The PRC’s labor law restricts our ability to reduce our workforce in the PRC in the event of an economic downturn and may increase our production costs.

In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law, which became effective on January 1, 2008. The legislation formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. Considered one of the strictest labor laws in the world, among other things, this new law provides for specific standards and procedures for the termination of an employment contract and places the burden of proof on the employer. In addition, the law requires the payment of a statutory severance pay upon the termination of an employment contract in most cases, including the case of the expiration of a fixed-term employment contract. Further, the law requires an employer to conclude an “employment contract without a fixed-term” with any employee who either has worked for the same employer for 10 consecutive years or more or has had two consecutive fixed-term contracts with the same employer. An “employment contract without a fixed term” can no longer be terminated on the ground of the expiration of the contract, although it can still be terminated pursuant to the standards and procedures set forth under the new law. Because of the lack of implementing rules for the new law and the precedents for the enforcement of such a law, the standards and procedures set forth under the law in relation to the termination of an employment contract have raised concerns among foreign investment enterprises in the PRC that such “employment contract without a fixed term” might in fact become a “lifetime, permanent employment contract.” Finally, under this law, downsizing of either more than 20 people or more than 10% of the workforce may occur only under specified circumstances, such as a restructuring undertaken pursuant to the PRC’s Enterprise Bankruptcy Law, or where a company suffers serious difficulties in production and/or business operations, or where there has been a material change in the objective economic circumstances relied upon by the parties at the time of the conclusion of the employment contract, thereby making the performance of such employment contract not possible.  To date, there has been very little guidance and precedents as to how such specified circumstances for downsizing will be interpreted and enforced by the relevant PRC authorities. All of our employees working for us exclusively within the PRC are covered by the new law and thus, our ability to adjust the size of our operations when necessary in periods of recession or less severe economic downturns may be curtailed. Accordingly, if we face future periods of decline in business activity generally or adverse economic periods specific to our business, this new law can be expected to exacerbate the adverse effect of the economic environment on our results of operations and financial condition.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Jinong constitutes a Round-trip Investment without the PRC Ministry of Commerce (“MOFCOM”) approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Merger and Acquisition of Domestic Companies by Foreign Investors (the “2006 M&A Rules”), which became effective on September 8, 2006. According to  the 2006 M&A Rules, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned, directly or indirectly, by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) and their PRC affiliates. Under the 2006 M&A Rules, any Round-trip Investment must be approved by the MOFCOM.  The application of the 2006 M&A Rules with respect to the definition of Round-trip Investment remains unclear with no consensus currently existing among the leading PRC law firms regarding the definition, scope of the applicability of the MOFCOM approval.

We, through Green New Jersey, acquired 100% capital stock of Jinong (the “Jinong Acquisition”), Jinong was a PRC business whose stockholders were two PRC individuals and a PRC entity, of which Mr. Tao Li, our current Chairman, President and CEO was the controlling stockholder holding 52% of its shares. The PRC regulatory authorities may take the view that the Jinong Acquisition could be part of a Round-trip Investment The PRC legal counsel of Jinong has opinioned that the Jinong Acquisition did not violate any PRC law, which would include the 2006 M&A Rules.  We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of Jinong. Additionally, the PRC regulatory authorities may take the view that the Jinong Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of Jinong’s business operations through a series of contractual arrangements rather than an outright purchase of Jinong. We cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of Jinong’s business than if the Company had direct ownership of Jinong. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Jinong, our business and financial performance will be materially adversely affected.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds we received from this offering to make loans to our PRC subsidiaries or to make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiaries. In utilizing the proceeds we received from any offering, we may make loans to our PRC subsidiaries, whether currently in existence or to be formed in the future, or make additional capital contributions to our PRC subsidiaries.

Any loans we make to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE, or its local counterparts. Under applicable PRC law, the government authorities must approve a foreign-invested enterprise’s registered capital amount, which represents the total amount of capital contributions made by the stockholders that have registered with the registration authorities. In addition, the authorities must also approve the foreign-invested enterprise’s total investment, which is equal to the company’s registered capital plus the amount of stockholder loans it is permitted to borrow under the law. The ratio of registered capital to total investment cannot be lower than the minimum statutory requirement. If we make loans to our operating subsidiaries in China that does not exceed its current maximum amount of borrowings, we will have to register each loan with SAFE or its local counterpart for the issuance of a registration certificate of foreign debts. In practice, it could be time-consuming to complete such SAFE registration process. Alternatively or concurrently with the loans, we might make capital contributions to our operating subsidiaries in China and such capital contributions involve uncertainties of their own. Further, SAFE promulgated a new circular (known as Circular 142) in August 2008 with respect to the administration of conversion of foreign exchange capital contributions of a foreign invested enterprise. The circular clarifies that RMB converted from foreign exchange capital contributions can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investments unless otherwise permitted.

We cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

If we were deemed as a “resident enterprise” by PRC tax authorities, we could be subject to tax on our global income at the rate of 25% under the new Enterprise Income Tax Law (“New EIT Law”) in the PRC and our non-PRC shareholders could be subject to certain PRC taxes.

Under the New EIT Law and the implementing rules, both of which became effective January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC may be considered a PRC “resident enterprise” and will be subject to the enterprise income tax at the rate of 25% on its global income as well as PRC enterprise income tax reporting obligations. The implementing rules of the New EIT Law define “de facto management” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. If we were to be considered a “resident enterprise” by the PRC tax authorities, our global income would be taxable under the New EIT Law at the rate of 25% and, to the extent we were to generate a substantial amount of income outside of PRC in the future, we would be subject to additional taxes. In addition, the dividends we pay to our non-PRC enterprise shareholders and gains derived by such shareholders from the transfer of our shares may also be subject to PRC withholding tax at the rate up to 10%, if such income were regarded as China-sourced income. In addition, the recent circular mentioned above details that certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and stockholders’ meetings; and half or more of the directors with voting rights or senior management. However, as of the date hereof, no final interpretation on the implementation of the “resident enterprise” designation is available. Moreover, any such designation, when made by PRC tax authorities, will be determined based on the facts and circumstances of individual cases. As a result, we cannot determine the likelihood or consequences of our being designated a “resident enterprise” as of the date hereof.

If the PRC tax authorities determine that we are a “resident enterprise,” we may be subject to enterprise income tax at a rate of 25% on our worldwide income and dividends paid by us to our non-PRC stockholders as well as capital gains recognized by them with respect to the sale of our stock may be subject to a PRC withholding tax. This will have an impact on our effective tax rate, a material adverse effect on our net income and results of operations, and may require us to withhold tax on our non-PRC stockholders.

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

Almost all of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us and our officers and most of our directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and most of our directors of criminal penalties, under the United States Federal securities laws or otherwise.

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

We have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends.  We intend to retain all earnings for our company’s operations.

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operations results;

•	changes in financial estimates by securities research analysts;

•	conditions in foreign or domestic fertilizer and agricultural markets;

•	changes in the economic performance or market valuations of other companies in the same industry;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	intellectual property litigation;

•	general economic or political conditions in the PRC; and

•	Other events or factors, many of which are beyond our control.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our Chairman, President and CEO, Mr. Tao Li, has the voting rights on 7,599,987, or 28.3%, of our issued and outstanding common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of Mr. Li may differ from other stockholders.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional debt or equity financing to fund future capital expenditures. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

ITEM 2. PROPERTIES

There is no private ownership of land in China.  All land is owned by the government of the PRC on behalf of all Chinese citizens or collectively owned by farmers. Land use rights can be allocated for free, granted or transferred with consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at 3rd floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi province, PRC 710065. The office space is approximately 800 square meters in area (8,611 square feet).  It is leased from Xi’an Techteam Science and Technology Industry (Group) Co., Ltd. (the “Group Company”), which is controlled by Mr. Li, our Chairman, President and CEO, for a term of five years from January 2008 at an annual rent of $11,355, which is the market rate in that area.

Through Jinong, we own an approximately 6,500 square meters (69,965 square feet) production facility and an approximately 31,000 square meters (333,681 square feet) production facility, located in the Yang Ling Agriculture High-tech Demonstration Zone, on No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC 712100.  The production facilities are located on approximately 47,000 square meters (505,904 square feet) of land, which also contains office buildings, warehouses and research laboratories. The production lines have a total annual production capacity of 55,000 metric tons and have a current utilization rate of 40%.  We own the land use rights for the land on which Jinong’s manufacturing facilities are situated for a term of 50 years from 2001.

            Jintai, Jinong’s wholly-owned subsidiary, is located in the Caotan Modern Agriculture Development Zone in the northern suburb area of Xi’an. Jintai has six intelligent greenhouses and six affiliated buildings, occupying approximately 137,000 square meters (1,474,656 square feet) of land.  We lease the land used for Jintai’s operations from Xi’an Jinong Hi-tech Agriculture Demonstration Zone for 10 years from January 2008 with an annual rent of approximately $9,140.

Yuxing, Jinong’s wholly-owned subsidiary, has land use rights to over 353,000 square meters (3,799,660 square feet) of land on which we have built 100 sunlight greenhouses as part of a research and development center currently under construction.  We expect to finish completion of 12 “intelligent” greenhouses on this property by 2012.

Through our acquisition of Gufeng and Tianjuyuan, we have added an additional 17,930 square meters (192,927 square feet) of manufacturing, office and warehouse space located on approximately 42,726 square meters (459,898 square feet) of land.  In addition, the seven manufacturing facilities of Gufeng and Tianjuyuan collectively increased our total annual production capacity by another 300,000 metric tons. The collective utilization rate of these facilities is 60%.

Tianjuyuan leases approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing.  Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan leases the land at an annual rent of RMB35,500 (approximately $5,217).  The lease term is from February 1, 2004 to January 31, 2054. However, according to our PRC counsel, such lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations.  Therefore, we are in the process of applying for the proper land use right certificate from the relevant government authority.  There can be no assurance such land use right certificate will be granted to us.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters / square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722)

Xi’an – Agricultural Products (Jintai)	Caotan Modern Agriculture Development Zone, Middle Section of Shangji Road, Caotan, Xi’an, Shaanxi Province	137,000 sq. m. (1,474,656 sq. ft.)	Lease from January 2008 to January 2018

Xi’an – research and development center (Yuxing)	North Xin’anVillage, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 *

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 *

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Lease from February 2004 to January 2054

* Tianjuyuan entered into three loan agreements with China Agriculture Bank in 2010. In exchange, Tianjuyuan mortgaged its land use right and building ownership. We summarize the major information in the table below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate	Property under Mortgage

1	RMB10.1 million ($1,484,399)	China Agriculture Bank - Beijing Ping Gu District Branch	May 31, 2010 to May 30, 2011	Mortgage	5.5755% (year)	Tianjuyuan’s land (Certificate #2003189) and building (Certificate #33142)

2	RMB8.4 million ($1,234,550)	China Agriculture Bank - Beijing Ping Gu District Branch	January 14, 2010 to January 13, 2011	Mortgage	6.372% (year)	Tianjuyuan’s land (Certificate #2003189) and building (Certificate #33142)

3	RMB8 million ($1,175,762)	China Agriculture Bank - Beijing Ping Gu District Branch	April 9, 2010 to April 8, 2011	Mortgage	5.5755% (year)	Tianjuyuan’s land (Certificate # 2003189) and building (Certificate #33142)

ITEM 3.  LEGAL PROCEEDINGS.

As of the date of this report, we are not a party to any legal proceedings that, individually or in the aggregate, are material to our company as a whole.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 26,848,259 shares of which were outstanding as of August 26, 2010, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of August 25, 2010.   Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”.  From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE Amex Equities.  From February August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

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

Table II below sets forth the high and low sales prices for our common stock for each fiscal quarter from the quarter ended March 31, 2009 through the quarter ended June 30, 2010 based on reports of transactions on the NYSE Amex Equities and NYSE.

Table II

Quarter Ended	High	Low
03/31/2009	$3.90	$2.60
06/30/2009	$9.00	$3.28
09/30/2009	$15.00	$6.81
12/31/2009	$18.70	$10.02
03/31/2010	$17.89	$12.31
06/30/2010	$14.49	$8.91

On August 26, 2010, the last sale price for our common stock on the NYSE was $10.52 per share.

Holders

As of August 26, 2010, there were approximately 635 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiaries, Jinong and Jintai, to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency. Pleaser read “Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.” under Item 1A “Risk Factors” of this Report.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board of Directors or the board of directors of any of our subsidiaries.

As of June 30, 2010, options to purchase an aggregate of 195,291 shares of common stock had been granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our board of directors or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	195,291	$14.67	1,792,548
Equity compensation plans not approved by security holders	—	—	—
Total	195,291	$14.67	1,792,548

Performance Graph

Not applicable to smaller reporting companies such as us.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

Sales of unregistered securities by the Company have been previously disclosed in our Form 8-Ks and 10-Qs filed with the SEC.

Issuer Purchases of Equity Securities

None.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies such as us.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial market and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. In light of this risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by U.S. federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  Further, the information about our intentions contained in this report is a statement of our intention as of the date of this report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices and our assumptions as of such date.  We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”, formerly known as Discovery Technologies, Inc.), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (vi) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC and (vii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a wholly-owned subsidiary of Jinong in the PRC.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We, through our indirect wholly-owned subsidiaries, Jinong, Jintai and Yuxing, are engaged in the following businesses: (i) research, development, production, distribution and sale of humic acid-based compound fertilizer; and (ii) development, production and sale of agricultural products; namely, top-grade fruits, vegetables, flowers and colored seedlings. Jintai and Yuxing also serve as a research and development base for our fertilizer products.  The fertilizer business conducted through Jinong has been our main business, generating approximately 88.0% and 82.1% of our total revenues in the fiscal year ended June 30, 2010 and 2009, respectively.

We employ a multi-tiered product strategy in which we tailor our products to the requirements and preferences of the different geographic regions across China. The vast land area of China produces varying characteristics including climate and soil conditions, which require specific fertilizers to have productive crop yields. As of June 30, 2010, we developed and produced 157 different fertilizer products and sold approximately 22,834 and 15,042 metric tons of fertilizer products for the years ended June 30, 2010 and 2009, respectively.  Our sales of fertilizer products to five provinces accounted for approximately 38.3% of our fertilizer revenue for the fiscal year ended June 30, 2010.  Specifically, the provinces and their respective percentage contribution to our fertilizer revenues were Shandong (10.3%), Shaanxi (10.0%), Anhui (6.2%), Heilongjiang (6.0%) and Henan (5.8%).

We sell our fertilizers products through a large number of distributors covering 21 provinces, 4 autonomous regions and 3 central government controlled municipalities in China. As of June 30, 2010, we had approximately 573 distributors in China. We are not dependent on any one or group of distributors. The top five distributors accounted for only 2.5% of our fertilizer revenues for the fiscal year ended June 30, 2010. In addition, we export our humic acid-based compound fertilizer to contracted distributors in foreign countries, including India, Ecuador, Pakistan and Lebanon.  However, the total revenues from exported products currently account for less than 1% of our fertilizer revenues.

Through Jintai, we develop, produce and sell high quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies.  We also use Jintai’s greenhouse facilities to conduct research and development activities for our fertilizer products. The five PRC provinces, which accounted for 100% of our agriculture product revenue for the fiscal year ended June 30, 2010, were Shaanxi (85.6%), Shanxi (5.7%), Sichuan (3.6%), Henan (2.9%) and Gansu (2.2%).  Jintai’s top five customers accounted for 56.4% of Jintai’s sales for the fiscal year ended June 30, 2010.

Recent Developments

During the three months ended June 30, 2010, we launched nine new humic acid-based liquid fertilizer products, including five tailored fertilizers, three functional fertilizers and one broad-spectrum fertilizer. These new products generated approximately $543,803, or 3.6% of our fertilizer revenues for the three months ended June 30, 2010. We also added 21 new distributors during the three months ended June 30, 2010. These new distributors accounted for approximately $426,285, or 2.8% of our fertilizer revenues for the three months ended June 30, 2010.

In an effort to achieve full utilization of Jinong’s annual production capacity of 55,000 tons during the next three years while further expanding brand awareness of Jinong products, we have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces.  As we have previously announced, these marketing programs consist of the: (i) establishment Company directly-owned retail stores to sell Jinong-branded fertilizer products through the Company’s designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base of retail customer to be designated "China Green Agriculture Authorized Retailers".  Under the Pilot Program, we currently have 16 directly-owned stores operating in Shaanxi Province, with each store having an assigned territory in order not to compete with any of the Company's existing distributors.  Since the launch of the Pilot Program in January 2010, we have worked closely with our existing distributors to designate over 600 retailers as “China Green Agriculture Retailer”. We have entered into agreements with these retailers to prominently display "China Green Agriculture Authorized Retailer" on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores.  In addition, we provide the retailers with educational materials on proper product use, the placement of our branded commercial ads on their delivery trucks and billboard ads with our product logo and tagline to target farmers.

In June 2010, in connection with the construction of Yuxing’s research and development center on 353,000 square meters (approximately 3.8 million square feet) land, we completed Phase I of the project of building 100 sunlight greenhouses.  In July 2010, we completed seedling cultivation and expect to finish seedling transplantation for these 100 sunlight greenhouses by October 2010 and estimate a small contribution to our total revenue in fiscal year 2011from the sales of the agricultural products produced by Yuxing. The new research and development center will further increase the Company's ability to introduce new customized, high-margin fertilizer products as well as expand its production of cultivated agricultural products which are currently sold to the local marketplace. Phase II of the project, which includes the construction of 12 intelligent greenhouses, is expected to be completed by the end of December 2011.

On July 2, 2010, we acquired Gufeng, and its wholly-owned subsidiary, Tianjuyuan, by purchasing all of the outstanding equity interests of Gufeng for a purchase price of RMB60 million (approximately $8.8 million) in cash plus an aggregate of 2,275,931 newly issued shares (the "Shares") of common stock of the Company to Gufeng shareholders or their designees. The value of the Shares equaled RMB156 million (approximately $23 million), using the exchange rate of 6.7858 (the middle price of US Dollar against the RMB on the issuing day of the Shares) and the per share value of $10.101 (the average price of the closing price of the Company’s common stock for ten consecutive trading days immediately before the date of execution of Share Transfer Contract with the Gufeng shareholders).  In accordance with the Share Transfer Contract, 40% of the Shares will be held in escrow pending satisfaction of certain conditions such as “Make Good” targets of $88.4 million in revenue and $10.6 million in net profit for Gufeng for the fiscal year ended June 30, 2011.  In addition, according to the Supplementary Agreement with the Gufeng shareholders, the Company will provide RMB100 million (approximately $14.7 million) as inter-company receivables to Gufeng for working capital purposes, with Jinong retaining full control over the use of such funds.  As a result of the acquisition by the Company, Gufeng and Tianjuyuan became wholly-owned subsidiaries of Jinong and indirect subsidiaries of the Company.

Gufeng was founded in 1993 and Tianjuyuan was founded in 2001. Both companies are Beijing-based producers of compound fertilizer, blended fertilizer, organic compound fertilizer and mixed, organic-inorganic compound fertilizer and sell their products throughout China and abroad. Currently, Gufeng and Tianjuyuan have a total of approximately 363 full-time employees.  For the three months ended March 31, 2010 and 2009, Gufeng had net sales of $17,075,083 and $13,946,656, gross profit of $1,798,489 and $1,300,235, and net income of $1,095,818 and 746,390, respectively.  As of March 31, 2010 and December 20, 2009, the total assets of Gufeng were $36,905,427 and $45,017,154, respectively.

Our acquisition of Gufeng improves our competitive position by (i) increasing our maximum production capacity of fertilizers from 55,000 metric tons to 355,000 metric ton per year, (ii) adding  over 150 new distributors to our existing nationwide distribution network of 573 distributors as of June 30, 2010, and (iii) broadening our fertilizer portfolio of organic and non-organic fertilizer products to serve a larger base of end-users.  In the next twelve months, we plan to upgrade one of Gufeng’s existing production facilities and build a new production line with an annual capacity of 200,000 metric tons.  Through our efforts on expanding Gufeng’s production capacity and improving its product margins, we expect Gufeng to contribute approximately $88.4 million in revenues and $10.6 million in net income for the fiscal year ending June 30, 2011.

Results of Operations

The following table shows the operating results of the Company on a consolidated basis for the fiscal years ended June 30, 2010 and June 30, 2009.

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2010	June 30, 2009
Net Sales	$52,090,752	$35,207,997
Cost of Goods Sold	21,138,551	14,712,066
Gross Profit	30,952,201	20,495,931
Selling Expenses	2,203,345	1,412,101
General and Administrative Expenses	3,822,234	1,993,817
Operating Income	24,926,621	17,090,013
Total Other Income (expense)	157,653	(294,043)
Income Before Income Taxes	25,084,274	16,795,970
Provision for Income Taxes	3,794,515	2,331,548
Net Income	21,289,758	14,464,422
Net Income Per Share (Basic and Fully Diluted)	0.91	0.78
Weighted Average Shares Outstanding	23,468,246 shares	18,532,591 shares

Net Sales

Our net sales for the fiscal year ended June 30, 2010 were $52,090,752, an increase of $16,882,755, or 48.0%, from $35,207,997 for the fiscal year ended June 30, 2009.

Jinong’s net sales, which accounted for 88.0% of our total net sales, were driven by sales of humic acid-based compound fertilizers. For the fiscal year ended June 30, 2010, Jinong’s net sales increased by $16,927,245, or 58.6%, to $45,816,377 from $28,889,131 for the fiscal year ended June 30, 2009. Sales volume increased 51.8% to 22,835 metric tons for the fiscal year ended June 30, 2010 from 15,042 metric tons for the fiscal year ended June 30, 2009. This increase was mainly attributable to expansion in production capacity and the introduction of 5 new powder and granular fertilizer products, which accounted for 35% of the increase in the net sales. Sales for the liquid based fertilizer group also increased in both volume and amount, especially, the sales for functional fertilizer products had contributed 32% of the increase in the net sales.

Jintai’s net sales, which include sales of agricultural products, namely top-grade fruits, vegetables, flowers and colored seedlings by using our existing and new fertilizers, decreased by $44,491, or 0.7%, to $6,274,375 for the fiscal year ended June 30, 2010 from $6,318,866 for the same period in 2009. As its greenhouse facility reached its full capacity last year, we did not expect any growth from Jintai in the near future unless we change dramatically our product mix and grow significantly more higher-end agricultural produce.  We are trying to grow gradually more higher-margin products such as butterfly orchids and red-leaf flowers and discontinue some lower margin products such as colored pepper and egg plant. Therefore, we do expect a flat growth in revenues with a slight better margin going forward.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2010 were $21,138,551, an increase of $6,426,485, or 43.7%, from $14,712,066 for the fiscal year ended June 30, 2009.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2010 were $17,700,532, an increase of $6,527,295, or 58.4%, from $11,173,236 for the same period in 2009.  As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 34.0% and 31.7% for the fiscal year ended June 30, 2010 and 2009, respectively.  The increase in cost of goods sold was primarily attributable to the increase in raw materials and packaging materials as a result of our newly introduced powder and granular fertilizer products.

Cost of goods sold by Jintai for the fiscal year ended June 30, 2010 were $3,438,020, a decrease of $100,810, or 2.8%, from $3,538,830 for the same period in 2009.  As a percentage of total net sales, cost of goods sold by Jintai accounted for approximately 6.6% and 10.1% for the fiscal year ended June 30, 2010 and 2009, respectively. The increase in direct materials such as seedlings was largely offset by the decrease in amortization and utility expenses.

Gross Profit

Gross profit for the fiscal year ended June 30, 2010 increased by $10,456,270, or 51.0%, to $30,952,201, as compared to $20,495,931 for the fiscal year ended June 30, 2009.  Gross profit margin was approximately 59.4% and 58.2% for the fiscal year ended June 30, 2010 and 2009, respectively.

Gross profit generated by Jinong increased by $10,399,950, or 58.7%, to $28,115,845 for the fiscal year ended June 30, 2010 from $17,715,895 for the fiscal year ended June 30, 2009. Gross profit margin from Jinong sales were approximately 61.4% and 61.3% for the fiscal year ended June 30, 2010 and 2009, respectively.  The increase in gross profit margin was mainly due to the introduction of our powder based fertilizer products, bringing 8.6% of our fertilizer revenues, which has a higher profit margin as compared to those of the liquid based fertilizer products we sold last year.

Gross profit from Jintai increased by $56,320, or 2.0%, for the fiscal year ended June 30, 2010, to $2,836,355, as compared to $2,780,036 for the fiscal year ended June 30, 2009.  Gross profit margin from Jintai sales were approximately 45.2% and 44.0% for the fiscal year ended June 30, 2010 and 2009, respectively. The increase in gross profit margin was primarily due to the increased sales in higher margin flowers compared to a year ago and discontinued production of less profitable products such as tomato, bitter melon and eggplant.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $2,203,345, or 4.2% of net sales for the fiscal year ended June 30, 2010 as compared to $1,412,101, or 4.0% of net sales for the fiscal year ended June 30, 2009, an increase of $791,244, or 56.0%. The increase was primarily attributable to the increase in shipping costs and marketing expenses due to our recently introduced granular based fertilizer products and new branding strategy with “Authorized distributors/retailers”.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $3,822,234, or 7.3% of net sales, for the fiscal year ended June 30, 2010, as compared to $1,993,817, or 5.7% of net sales, for the fiscal year ended June 30, 2009, an increase of $1,828,417.  The increase was mainly attributable to increased salaries and non-cash stock compensation expense of $1,695,449 as a result of our issuance of options and restricted shares to our directors, officers and employees under our 2009 Equity Incentive Plan.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the fiscal year ended June 30, 2010 was $157,653, as compared to total other expenses of $294,043 for the fiscal year ended June 30, 2009, an increase of $451,696.  The increase was mainly attributable to the increase in interest income from the proceeds of the equity financings in 2009 and the decrease in interest expenses due to repayment of our outstanding short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008.  Jinong incurred income tax expenses of $3,794,515 for the fiscal year ended June 30, 2010, as compared to $2,331,548 for fiscal 2009, an increase of $1,462,967, or 62.7%, which was primarily attributable to our increased operating income.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Net Income

Net income for the fiscal year ended June 30, 2010 was $21,289,758, an increase of $6,825,337, or 47.2%, compared $14,464,422 for the fiscal year ended June 30, 2009.  The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 40.9% and 41.1% for the fiscal year ended June 30, 2010 and 2009, respectively.

Discussion of Segment Profitability Measures

As of June 30, 2010, we engaged in the following business: the production and sale of fertilizers through Jinong, and the production and sale of high quality agriculture products and research and development on new fertilizer products by Jintai. Upon the completion of its research and development center, Yuxing’s main business will be to conduct research and development on new fertilizer products and sell high quality agricultural products. Each of the segments and subsidiaries has its own annual budget with regards to development, production and sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in the Public Offerings.

As of June 30, 2010, cash and cash equivalents were $62,335,437, an increase of $44,539,990 from $17,795,447 as of June 30, 2009.  This amount does not include restricted cash from our escrow account. Pursuant to the Securities Purchase Agreement and Holdback Escrow Agreement by and among the Company and the investors in the Private Placement, a total of $250,000 cash from the Private Placement proceeds was escrowed for investor relations-related expenditures. The funds are being released to the Company on a monthly basis to pay invoices issued by the Company’s investor relations firm. As of June 30, 2010, there was no outstanding balance left in the escrow account, as compared to a balance of $83,579 as of June 30, 2009.

We intend to use the net proceeds from the Public Offerings to acquire new businesses, upgrade production lines and complete the greenhouse facilities for agricultural products of Yuxing located on approximately 88-acres of land in Hu County, 18 kilometer southeast of Xi’an city. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. Notwithstanding the foregoing, we may seek additional financing for expansion purposes, which may include equity financing at certain point.  There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended June 30
	2010	2009
Net cash provided by / (used in) operating activities	$12,232,035	$7,184,086
Net cash used in investing activities	(16,524,694)	(5,097,721)
Net cash provided by / (used in) financing activities	48,451,549	(926,957)
Effect of exchange rate change on cash and cash equivalents	381,100	23,623
Net increase in cash and cash equivalents	44,539,990	1,183,031
Cash and cash equivalents, beginning balance	17,795,447	16,612,416
Cash and cash equivalents, ending balance	$62,335,437	$17,795,447

Operating Activities

Net cash provided by operating activities was $12,232,035 for the fiscal year ended June 30, 2010, an increase of $5,047,949 from $7,184,086 for the fiscal year ended June 30, 2009. The increase was mainly due to an increase in net income and non-cash expenses.

Investing Activities

Net cash used in investing activities in the fiscal year ended June 30, 2010 was $16,524,694, which was mainly used to implement our new production line and procure land purchase rights for the construction of Yuxing’s greenhouse facilities. The net cash used in investing activities for the same period in 2009 was $5,097,721, most of which was used for to implement new production lines and make upgrades of our existing lines.

Financing Activities

Net cash provided by financing activities in the fiscal year ended June 30, 2010 totaled $48,451,549, mainly due to the proceeds received from the Public Offerings. The net cash used in financing activities for the same period in 2009 was $926,957 as we repaid certain outstanding short-term loans.  We did not have any loans outstanding as of June 30, 2010.

Accounts Receivable

We had accounts receivable of $15,571,888 as of June 30, 2010, as compared to $8,167,715 as of June 30, 2009, an increase of 90.7%, or $7,404,173. The increase was primarily due to the increase in our sales. In addition, China has experienced significant adverse weather since early this year, which impacted the performance of our distributors across the country, especially for our distributors in the South China where the major floods are. The management had adjusted the credit terms and extended up to two months accordingly to our major distributors who have established a good credit with the company in the past.

Our allowance for doubtful accounts was $193,403 of June 30, 2010, as compared with $119,178 as of June 30, 2009, an increase of 62.3%, or $74,224.

Inventories

We had an inventory of $11,262,647 as of June 30, 2010, as compared to $7,162,249 as of June 30, 2009, an increase of 57.3%, or $4,100,398. Inventory in Jinong increased to $440,005 as of June 30, 2010 from $252,537 in the prior period and inventory in Jintai increased to $10,822,641 as of June 30, 2010 from $6,909,712 in the prior period mainly due to the increased work in progress at Jintai’s greenhouse facilities with more high-end flowers.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

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

The Company's revenue consists of invoiced value of goods, net of value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. The Company reviews its accounts receivable outstanding balance and its assessment of the collectability of specific customer accounts, the aging of accounts receivable, its history of bad debts, and the general condition of the industry at each fiscal year-end to determine if the bad debt allowance is adequate.

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

As of June 30, 2010, the Company, through its subsidiaries is engaged in the following business: the production and sale of fertilizers through Jinong, and the production and sale of high quality agriculture products and research and development on new fertilizer products by Jintai. Upon the completion of its research and development center, Yuxing’s main business will be to conduct research and development on new fertilizer products and sell high quality agricultural products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable to smaller reporting companies such as us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of June 30, 2010 and 2009, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2010 and 2009, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of the Company's employees. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that, as of June 30, 2010, the Company's disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Commission's rules and forms.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management assessed our internal control over financial reporting as of the year ended June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this assessment using the COSO criteria, management has identified the following material weaknesses:  we did not maintain effective controls over our process to ensure the timely completeness and accuracy of the preparation and review of our consolidated financial statements, resulting in several adjustments to the consolidated financial statements, principally including timely transfer of completed construction projects to property, plant and equipment, as well as a reclassification of negative balances in accounts payable and accounts receivable.

As a result of the existence of these material weaknesses, our chief executive officer and our chief financial officer have concluded that we did not maintain effective control over financial reporting as of June 30, 2010, based on the criteria in Internal Control — Integrated Framework.

To remediate the material weakness described above, we have begun a plan to implement new measures to address the internal control deficiency described above and will continue to evaluate and may in the future implement additional measures.

We plan to develop further controls to review and monitor the accounts in question, institute training to accounting personnel to understand the entries required, and institute better policies and procedures to ensure that entries are appropriately and timely recorded in the financial statements.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 has been audited by Kabani & Company, Inc., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Green Agriculture Inc. and its subsidiaries

We have audited China Green Agriculture Inc. and its subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective controls over its process to ensure the timely completeness and accuracy of the preparation and review of its consolidated financial statements This resulted in several adjustments to the Company’s consolidated financial statements, principally including timely transfer of completed construction projects to property, plant and equipment, as well as reclassification of negative balances in accounts payable and accounts receivable. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated September 3, 2010 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, China Green Agriculture Inc. and its subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of China Green Agriculture Inc. and its subsidiaries, and our report dated September 3, 2010 expressed an unqualified opinion.

/s/ KABANI & COMPANY, INC
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA
September 3, 2010

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2010 Proxy Statement.

ITEM 11   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2010 Proxy Statement.

ITEM12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2010 Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2010 Proxy Statement.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2010 Proxy Statement.

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

China Green Agriculture, Inc.

Date: September 3, 2010	By:	/s/ Tao Li
Tao Li, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 3, 2010	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO (principal executive officer)

September 3, 2010	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

September 3, 2010	/s/ Yu Hao
Yu Hao, Director

September 3, 2010	/s/ Lianfu Liu
Lianfu Liu, Director

September 3, 2010	/s/ Yizhao Zhang
Yizhao Zhang, Director

September 3, 2010	/s/ Robert B. Fields
Robert B. Fields, Director

S-1

China Green Agriculture, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended June 30, 2010

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

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

10.1	Employment Agreement, dated January 16, 2008, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Mr. Tao Li.

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3
Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4
Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.5	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.6	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

14.1	Code of Ethics (incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 26, 2008).

21.1	List of Subsidiaries of the Company.

E-1

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1	Certification of Tao Li pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ken Ren pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture Inc. and its subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture Inc. and its subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Green Agriculture Inc. and its subsidiary’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 3, 2010 expressed an adverse opinion.

/s/ KABANI & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA
September 3, 2010

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009
(AUDITED)

	June 30, 2010	June 30, 2009

ASSETS

Current Assets
Cash and cash equivalents	$62,335,437	$17,795,447
Restricted cash	-	83,579
Accounts receivable, net	15,571,888	8,167,715
Inventories	11,262,647	7,162,249
Other assets	86,824	129,213
Deferred offering cost	-	160,500
Advances to suppliers	221,280	95,255
Total Current Assets	89,478,076	33,593,958

Plant, Property and Equipment, Net	29,368,515	17,341,654

Construction In Progress	257,077	9,609,649

Other Assets - Non Current	1,098,704	-

Intangible Assets, Net	11,585,570	1,073,165

Total Assets	$131,787,942	$61,618,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$328,124	$926,883
Unearned revenue	41,645	24,000
Other payables and accrued expenses	507,705	1,091,168
Advances from other unrelated companies	-	326,970
Amount due to related parties	68,164	31,160
Taxes payable	2,304,382	2,887,828
Short term loans	-	3,170,290
Total Current Liabilities	3,250,020	8,458,299

Common Stock, $.001 par value, 6,313,617 shares subject to redemption	-	20,519,255

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 24,572,328 and 12,281,569 shares issued and outstanding as of June 30, 2010 and 2009, respectively)	24,573	12,282
Additional paid-in capital	75,755,682	2,060,162
Statuary reserve	5,864,648	3,468,530
Retained earnings	43,536,408	24,642,768
Accumulated other comprehensive income	3,356,611	2,457,130
Total Stockholders' Equity	128,537,922	32,640,872

Total Liabilities and Stockholders' Equity	$131,787,942	$61,618,426

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(AUDITED)

	For the Years Ended June 30,
	2010	2009
Sales
Jinong	$45,816,377	$28,889,131
Jintai	6,274,375	6,318,866
Net sales	$52,090,752	$35,207,997
Cost of goods sold
Jinong	17,700,532	11,173,236
Jintai	3,438,020	3,538,830
Cost of goods sold	21,138,551	14,712,066
Gross profit	30,952,201	20,495,931
Operating expenses
Selling expenses	2,203,345	1,412,101
General and administrative expenses	3,822,234	1,993,817
Total operating expenses	6,025,580	3,405,918
Income from operations	24,926,621	17,090,013
Other income (expense)
Other income (expense)	(5,321)	4,822
Interest income	275,449	334,948
Interest expense	(112,475)	(632,446)
Total other income (expense)	157,653	(294,043)
Income before income taxes	25,084,274	16,795,970
Provision for income taxes	3,794,515	2,331,548
Net income	21,289,758	14,464,422
Other comprehensive income
Foreign currency translation gain/(loss)	899,481	52,711
Comprehensive income	$22,189,239	$14,517,132

Basic weighted average shares outstanding	23,468,246	18,478,474
Basic net earnings per share	$0.91	$0.78
Diluted weighted average shares outstanding	23,468,246	18,532,591
Diluted net earnings per share	0.91	0.78

Effect of diluted security is anti-dliutive, therefore not considered in the calculation of diluted weighted average shares outstanding.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(AUDITED)

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders'
	Of Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity

BALANCE, JUNE 30, 2008	12,068,086	12,068	1,200,077	1,882,797	11,764,079	2,404,419	17,263,441

Net income for the year ended June 30, 2009	-	-	-	-	14,464,422	-	14,464,422

Stock options compensation	-	-	155,804	-	-	-	155,804

Issuance of stock for liquidated damages	213,483	213	704,281	-	-	-	704,494

Transfer to statutory reserve	-	-	-	1,585,733	(1,585,733)	-	-

Accumulative other comprehensive loss	-	-	-	-	-	52,711	52,711

BALANCE, JUNE 30, 2009	12,281,569	$12,282	$2,060,162	$3,468,530	$24,642,768	$2,457,130	$32,640,872

Net income for the year ended June 30, 2010	-	-	-	-	21,289,758	-	21,289,758

Reclass PIPE shares subject to redemption	6,313,617	6,314	20,512,941	-	-	-	20,519,255

Stock issued in relation to fund raising	5,627,564	5,628	51,487,208	-	-	-	51,492,835

Issuance of stock options for compensation	272,161	272	1,695,449				1,695,721

Exercised of stock options-cashless	77,418	77	(77)	-	-	-	-

Transfer to statutory reserve	-	-	-	2,396,118	(2,396,118)		-

Accumulative other comprehensive loss	-	-	-	-	-	899,481	899,481

BALANCE, MAR 31, 2010	24,572,329	$24,573	$75,755,682	$5,864,648	$43,536,408	$3,356,611	$128,537,922

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(AUDITED)

	2010	2009
Cash flows from operating activities
Net income	$21,289,758	$14,464,422
Adjustments to reconcile net income to net cash
provided by operating activities
Share capital contribution - rental and interest paid by shareholders	-	-
Issuance of equity for compensation	1,695,449	155,804
Depreciation	2,310,596	1,494,489
Amortization	287,521	108,525
Decrease / (Increase) in current assets
Accounts receivable	(7,278,914)	(4,570,071)
Other receivables	50,286	(13,234)
Inventories	(4,006,562)	(3,166,338)
Advances to suppliers	(124,298)	418,072
Other assets	(44,648)	10,875
(Decrease) / Increase in current liabilities
Accounts payable	(602,750)	693,896
Unearned revenue	17,304	(65,037)
Tax payables	(606,318)	(2,996,862)
Other payables and accrued expenses	(755,389)	649,544
Net cash provided by operating activities	12,232,035	7,184,086

Cash flows from investing activities
Acquisition of plant, property, and equipment	(14,092,793)	(612,662)
Acquisition of intangible assets	(10,719,653)	-
Advances for construction in progress	(1,091,354)	-
Amounts increase / (decrease) in construction in progress	9,379,107	(4,485,059)
Net cash used in investing activities	(16,524,694)	(5,097,721)

Cash flows from financing activities
Repayment of loan	(3,178,477)	(1,036,770)
Shares issuance cost	(2,232,302)	-
Proceeds from issuance of shares	53,778,748	-
Restricted cash	83,579	109,813
Net cash provided by / (used in) financing activities	48,451,549	(926,957)

Effect of exchange rate change on cash and cash equivalents	381,100	23,623
Net increase in cash and cash equivalents	44,539,990	1,183,031

Cash and cash equivalents, beginning balance	17,795,447	16,612,416
Cash and cash equivalents, ending balance	$62,335,437	$17,795,447

Supplement disclosure of cash flow information
Interest expense paid	$112,475	$188,798
Income taxes paid	$3,081,886	$2,112,985

Supplement disclosure of non-cash investing and financing activities
Completion of construction in progress	$9,379,107	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”, “we”, “us”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, and the development, production and distribution of agricultural products. The Company was incorporated in 1987.

On December 26, 2007, the Company acquired 100% of the equity of Green Agriculture Holding Corporation (“Green New Jersey”), through a share exchange (the “Share Exchange”). Green New Jersey was incorporated on January 27, 2007 under the laws of the State of New Jersey.

On August 24, 2007, Green New Jersey acquired 100% of the equity of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”). Jinong was incorporated in the People’s Republic of China (the “PRC”) on June 19, 2000. On January 19, 2007, Jinong incorporated Xi’an Jintai Agriculture Technology Development Company (“Jintai”).

On December 23, 2008, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”) was established and registered in Hu County, Xi’an by two employees of Jinong. On July 23, 2009, 100% ownership of Yuxing was transferred to Jinong for $146,250 which was the original contribution for the share capital to establish Yuxing.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Jintai and Yuxing. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ from those results.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Subsequent Events
The Company evaluates events subsequent to the end of the fiscal year through the date the financial statements are filed with the Securities and Exchange Commission for recognition or disclosure in the consolidated financial statements. Events that provide additional evidence about material conditions that existed at the date of the balance sheet are evaluated for recognition in the consolidated financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but occurred after the balance sheet date are evaluated for disclosure in the notes to the consolidated financial statements.

Cash and Cash Equivalents and Concentration of Cash
For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Cash overdrafts are recorded as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts Receivable
The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2010 and 2009, the Company had accounts receivable of $15,571,888 and $8,167,715, net of allowance for doubtful accounts of $193,403 and $119,178, respectively.

Inventories
Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Cost is determined using the last-in, first-out method (LIFO). Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Building	10-25 years
Agricultural assets	8 years
Machinery and equipment	5-15 years
Vehicles	3-5 years

Construction in Progress
Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all cost of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

Long-Lived Assets
The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Intangible Assets
The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Revenue Recognition
Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2010 and 2009, the Company had unearned revenues of $41,645 and $24,000, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Stock-Based Compensation
The costs of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income Taxes
The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Foreign Currency Translation
The reporting currency of the Company is the US dollar. The functional currency of the Company and Green New Jersey is the US dollar. The functional currency of Jinong and its subsidiaries Jintai and Yuxing is the Chinese Yuan or Renminbi (“RMB”). For the subsidiaries whose functional currencies are other than the US dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

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

Statement of Cash Flows
The Company's cash flows from operations are calculated based on the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per Share
Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stock awards.

The components of basic and diluted earnings per share as of June 30, 2010 and 2009 were as follows:

	2010	2009
Net Income for Basic Earnings Per Share	$21,289,758	$14,464,422
Basic Weighted Average Number of Shares	23,468,246	18,478,474
Net Income per Share – Basic	0.91	0.78
Net Income for Diluted Earnings Per Share	21,289,758	14,464,422
Diluted Weighted Average Number of Shares	23,468,246	18,532,591
Net Income per Share – Diluted	$0.91	$0.78

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 3 – INVENTORIES

Inventories consist of the following as of June 30, 2010 and 2009:

	2010	2009
Raw materials	$314,268	$67,046
Supplies and packing materials	113,146	87,081
Work in progress	10,686,325	6,901,124
Finished goods	148,909	106,279
Totals	$11,262,647	$7,162,249

NOTE 4 – OTHER ASSETS

Other assets consist of the following as of June 30, 2010 and 2009:

	2010	2009
Advances	$41,875	$91,334
Promotion material	44,949	37,879
Total	$86,824	$129,213

Advances represent advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand.

NOTE 5 – DEFERRED OFFERING COST

Deferred offering cost, related to the public offering in July 2009, consists of the following as of June 30, 2010 and 2009:

	2010	2009
Legal costs	$-	$130,000
Accounting costs	-	30,500
Total	$-	$160,500

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of June 30, 2010 and, 2009:

	2010	2009
Building and improvements	$11,719,363	$10,632,055
Vehicles	117,295	23,784
Machinery and equipment	21,628,525	8,620,173
Agriculture assets	1,528,898	1,334,538
Total	34,994,081	20,610,551
Less: accumulated depreciation	(5,625,566)	(3,268,897)
Total property, plant and equipment	$29,368,515	$17,341,654

Total depreciation for the years ended June 30, 2009 and 2008 was $2,356,669 and $1,497,610, respectively, of which 93% was recorded in cost of goods sold and 7% was recorded in general, and administrative expense in each year.

NOTE 7 – CONSTRUCTION IN PROGRESS

As of June 30, 2010 and, 2009, construction in progress, representing construction for a new product line and other buildings amounted to $257,077 and $9,609,649, respectively.

NOTE 8 - INTAGIBLE ASSETS

The intangible assets are comprised of the following as of June 30, 2010 and 2009:

	2010	2009
Land use right, net	$11,495,059	$895,808
Technology know-how, net	90,512	177,357
Total	$11,585,570	$1,073,165

Land Use Rights
On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of $10,791,845. The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be $1,064,326. The intangible asset is being amortized over the grant period of 50 years.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The Land Use Rights consist of the following as of June 30, 2010 and 2009:

	2010	2009
Land use rights	$11,866,105	$1,064,326
Less: accumulated amortization	(371,047)	(168,518)
Total	$11,495,059	$895,808

Technology Patent
On august 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of $866,338. The intangible asset is being amortized over the patent period of 10 years.

The technology patent consists of the following as of June 30, 2010 and 2009:

	2010	2009
Technology Know-how	$866,338	$858,326
Less: accumulated amortization	(775,826)	(680,969)
Total	$90,512	$177,357

Total amortization expenses of intangible assets for the fiscal years ended June 30, 2010 and 2009 amounted to $287,251 and $108,525, respectively.

Amortization expenses of intangible assets for the next five years after June 30, 2010 are as follows:

June 30, 2011	$323,956
June 30, 2012	241,200
June 30, 2013	237,322
June 30, 2014	237,322
June 30, 2015	237,322
Total	$1,277,122

NOTE 9 - AMOUNT DUE TO RELATED PARTIES

The amount due to related parties is comprised of advances from the Company’s officers and shareholders, which were unsecured notes, non-interest bearing and due on demand. As of June 30, 2010 and 2009, the amount due to related parties was $68,164 and $31,160, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 10 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following as of June 30, 2010 and 2009:

	2010	2009
Payroll payable	$8,848	$8,766
Welfare payable	164,051	177,865
Accrued expenses	334,806	791,172
Other levy payable	-	113,365
Total	$507,705	$1,091,168

NOTE 11 - LOAN PAYABLES

Loan payables consist of the following as of June 30, 2010 and 2009:

	2010	2009
Short term loans payable:	-
Xi’an Commercial Bank Xincheng Branch	$-	$2,191,445
Xi’an Beilin District Rural Credit Union Wenyibeilu Branch	-	555,166
Agriculture Bank Yanglingshifangqu Branch	-	423,679
Total	$-	$3,170,290

The interest expenses from these short-term loans are $112,475 and $424,510 for the fiscal years ended June 30, 2010 and 2009, respectively.

NOTE 12 - INCOME TAXES

Enterprise Income Tax
Effective January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the PRC replaced the existing tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% rate that was applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007, and accordingly, it made provision for income taxes as of June 30, 2010 and 2009 of $3,794,515, and $2,331,548, respectively, which is mainly due to the operating income from Jinong. Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Value-Added Tax
All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was received effective September 1, 2009, continuing through December 31, 2015. The VAT exemption applies to all agricultural products sold by Jingtai, and all but a nominal amount of agricultural products sold by Jinong.

Income Taxes and Related Payables
In November 2009, the Company made a lump sum VAT payment of $2,994,100 to SAT, representing the balance of VAT payable under the previous VAT tax structure. As a result of this payment and the newly received VAT exemption, the Company experienced a significant decrease in taxes payable.

Taxes payable consist of the following as of June 30, 2010 and 2009:

	2010	2009
VAT (credit) provision	$(24,655)	$1,216,191
Income tax payable	2,020,253	1,290,777
Other levies	308,784	380,860
Total	$2,304,382	$2,887,828

Income Taxes in the Consolidated Statements of Operations and Comprehensive Income
Income taxes consist of the following as of June 30, 2010 and 2009:

	2010	2009
Current Tax	$3,794,515	$2,331,548
Deferred Tax	-	-
Total	$3,794,515	$2,331,548

Tax Rate Reconciliation
Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the two years ended June 30, 2010 and 2009 for the following reasons:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

FY 2010	China	United States
	15%	34%
Pretax income (loss)	$27,755,696	$(2,671,463)
Expected income tax expense (benefit)	4,163,354	(908,284)
Nontaxable income on Jintai	(396,035)
Expected income tax expense on Yuxing	27,196
Change in valuation allowance		908,284
Actual tax expense	$3,794,515	$0

FY 2009	China	United States
	15%	34%
Pretax income (loss)	$18,188,877	$(1,392,907)
Expected income tax expense (benefit)	2,728,332	(473,588)
Nontaxable income on Jintai	(366,936)
Nontaxable income on Jinong	(29,848)
Change in valuation allowance		473,588
Actual tax expense	$2,331,548	$0

Significant Components of Current and Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2010 and 2009 are presented below.

	2010	2009
Net operating loss carryforwards	1,381,872	473,588
Less valuation allowance	(1,381,872)	(473,588)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of June 30, 2010 and 2009 was related to Federal net operating loss carryforwards that in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Management considers the scheduled reversal of deferred tax balances, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences. As a result of the exemptions received as well as the calculation methodology for those taxes that are payable, the Company has nominal deferred tax assets or liabilities in the PRC tax jurisdiction.

NOTE 13 – STOCKHOLDERS’ EQUITY

Reclassification of Temporary Equity
On December 26, 2007 the Company issued 6,313,617 shares (the “Shares”) of common stock to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement (the “Private Placement”). The Securities Purchase Agreement (“SPA”) set forth a contingency which gave the Investors the right to redeem the Shares in the event the Share Exchange was forced to be unwound as a result of any material adverse effect due to PRC governmental actions. As a result of the redemption feature, the Company recorded the Private Placement as temporary equity. In July 2009, the Investors and the Company entered into a Waiver and Consent where the Investors consented to waive all their rights associated with the liquidated damages under Section 4.16 of SPA. As a result, such temporary equity was no longer necessary for the purposes of the Company’s balance sheet as of June 30, 2010.

Common Stock
The Company issued 4,025,000 shares of common stock at a public offering price of $7.15 per share in an underwritten offering and received total gross proceeds of approximately $28.8 million on July 24, 2009. The shares were sold under the Company's previously filed shelf registration statement, which was declared effective by the SEC on June 12, 2009. The Company intends to use the net proceeds to expand its production facilities through the construction of new greenhouse at Yuxing.

The Company completed the sale of 1,282,052 shares of common stock at a public offering price of $15.60 per share on November 25, 2009 in a registered direct offering for gross proceeds of $20,000,011. On December 16, 2009, the placement agent exercised rights to place up to 320,512 additional shares of common stock at a price of $15.60 per share, for additional gross proceeds of $4,999,987. The Company intends to use all of the net proceeds for working capital purposes. The shares were sold under the Company's previously filed shelf registration statement, which was declared effective by the SEC on June 12, 2009.

On January 3, 2010, the Company made a one-time grant of an aggregate of 120,000 shares of restricted common stock of the Company to certain officers and independent directors under the 2009 Equity Incentive Plan of the Company. Pursuant to the terms of the grant, one-third of the shares vested on February 2, 2010, one-third of the shares will vest on December 31, 2010 and the remaining one-third of the shares will vest on December 31, 2011. Additionally, the Company made a one-time grant of an aggregate of 22,961 shares of performance based restricted common stock to certain officers, which vests in three equal installments on September 30, 2010, 2011 and 2012 if the Company reaches certain financial targets.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

On February 10, 2010, the Company made a one-time grant of an aggregate of 50,700 shares of restricted common stock to certain members of management and key employees under the 2009 Equity Incentive Plan. Pursuant to the terms of the grant, one-third of the shares vested on March 10, 2010, one-third of the shares will vest on December 31, 2010 and the remaining one-third of the shares will vest on December 31, 2011. Additionally, the Company also granted to certain members of management and key employees an aggregate of 70,500 shares of performance based restricted common stock, which vests in three equal installments on September 30, 2010, 2011 and 2012 if the Company achieves certain financial targets for fiscal year 2010.

On February 10, 2010, the Company issued a total of 8,000 shares of restricted common stock to a consultant pursuant to the terms of a service agreement and its 2009 Equity Incentive Plan, half of which shall vest in six months from the date of grant, and the other half of which shall vest in one year from the date of grant.

As of June 30, 2010 and 2009, the Company’s common stock had a par value of $.001, and had 115,197,165 shares of commons stock authorized, and 24,572,328 and 12,281,569 shares issued and outstanding.

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

As of June 30, 2010 and 2009, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

NOTE 14 – STOCK OPTIONS

On August 17, 2009, 84,500 options were exercised by certain officers, directors and employees in a cashless manner, where the option holders received 61,239 shares of common stock.

On January 3, 2010, the Company made a one-time grant of options to purchase 150,000 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share, the closing price of the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on February 2, 2010, one-third of the options will vest on December 31, 2010 and the remaining one-third of the options will vest on December 31, 2011.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

On January 3, 2010, the Company also made a performance-based grant of options to purchase 45,291 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share, the closing price of the previous trading day. Pursuant to the terms of the grant, one-third of the options will vest on September 30, 2010, one-third of the options will vest on September 30, 2011 and the remaining one-third of the options will vest on September 30, 2012, if the Company achieves both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 3, 2010, one independent director resigned and all his vested and unvested options were forfeited pursuant to his grant agreement with the Company.

On February 7, 2010, the Company appointed a new independent director and issued options to him to purchase 10,000 shares of common stock under the 2009 Equity Incentive Plan at an exercise price of $14.02 per share, the closing price on the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on March 8, 2010, one-third of the options will vest on December 31, 2010 and the remaining one-third of the options will vest on December 31, 2011.

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2 years; 75.2%-75.6% stock price volatility; risk-free interest rate of 1.63% and no dividends during the expected term. Stock compensation expense is recognized based on awards expected to vest. The forfeitures are estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it is differ from those estimates. During the fiscal year ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense of $1,695,449 and $155,804, respectively.

Options outstanding as of June 30, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Aggregate Intrinsic Value
$14.02-14.70	195,291	1.81	$14.67	50,002	-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

The following table summarizes the options outstanding as of June 30, 2010:

Outstanding, July 1, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	-
Outstanding, June 30, 2009	121,500
Granted	205,291
Forfeited/Canceled	(22,000)
Exercised	(109,500)
Outstanding, June 30, 2010	195,291

NOTE 15 – SIGNIFICANT RISKS AND UNCERTAINTIES INCLUDING BUSINESS AND CREDIT CONCENTRATIONS

Market Concentration
All of the Company's revenue-generated operations are all conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

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

Vendor Concentration
One vendor of Jintai accounted for 12.4% of the Company’s total purchases for the fiscal year ended June 30, 2010. There is no accounts payable to this vender as of June 30, 2010.

Concentration of Cash
The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of June 30, 2010 was $56,134,409. There is no insurance securing these deposits in China. In addition, the Company also had $3,309,036 in cash in two banks in the United States as of June 30, 2010, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 16 – SEGMENT REPORTING

The Company is organized into three main business segments: fertilizer production (Jinong), agricultural products production (Jintai) and future research and development centre that is currently under construction (Yuxing). The following tables present a summary of operating information for the fiscal year ended June 30, 2010 and 2009, respectively and the balance sheet information as of June 30, 2010.

Revenues from unaffiliated customers:	2010	2009
Jinong	$45,816,377	$28,889,131
Jintai	6,274,375	6,318,866
Consolidated revenues	$52,090,752	$35,207,997

Operating income :	2010	2009
Jinong	$25,160,683	$15,846,248
Jintai	2,640,016	2,445,913
Yuxing	(181,313)	-
Reconciling item (2)	(997,316)	(1,060,976)
Reconciling item (2) - stock compensation	(1,695,449)	(155,804)
Consolidated operating income	$24,926,621	$17,075,381

Net income:	2010	2009
Jinong	$21,502,252	$13,411,090
Jintai	2,640,233	2,446,238
Yuxing	(181,304)
Reconciling item (1)	21,342	7,867
Reconciling item (2)	(2,692,765)	(1,400,733)
Consolidated net income	$21,289,758	$14,464,422

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Depreciation and amortization:	2010	2009
Jinong	$2,299,483	$1,512,212
Jintai	119,973	90,803
Yuxing	178,661
Consolidated depreciation and amortization	$2,598,117	$1,603,015

Interest expense:	2010	2009
Jinong	$112,475	$433,822
Reconciling item (1)	-
Reconciling item (2)	-	198,624
Consolidated interest expense	$112,475	$632,446

Capital expenditures:	2010	2009
Jinong	$4,243,089	$5,097,721
Jintai	180,686	-
Yuxing	12,100,918	-
Consolidated capital expenditures	$16,524,694	$5,097,721

Identifiable assets:	2010	2009
Jinong	$103,519,520	$53,096,423
Jintai	12,198,845	8,250,834
Yuxing	12,748,003
Reconciling item (1)	3,311,943	30,995
Reconciling item (2)	(9,631)	240,174
Consolidated assets	$131,787,942	$61,618,426

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

NOTE 17 - COMMITMENTS AND LEASES

In July 2007, the Company signed an office lease with the Group Company and started to pay the rent for $946 (RMB 6,460) per month. In January 2008, the Company signed a land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $762 (RMB 5,200). Accordingly, the Company recorded an aggregate of $20,494 and $20,456 as rent expenses for the fiscal years ended June 30, 2010 and 2009, respectively. Rent expenses for the 5 years after June 30, 2010 are as follows:

June 30, 2011	$20,494
June 30, 2012	20,494
June 30, 2013	20,494
June 30, 2014	20,494
June 30, 2015	20,494
Total	$102,470

NOTE 18 – RESTRICTED NET ASSETS

The Company’s operations are primarily conducted through its PRC subsidiaries, which can only pay dividends out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves. In addition, the Company’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries to transfer their net assets to the Parent Company through loans, advances or cash dividends.

The Company’s PRC subsidiaries net assets amounted to $125,484,815 as of June 30, 2010, and thus exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Parent Company Financial Statements
PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC

Condensed Balance Sheets	June 30, 2010	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,309,036	$28,499
Restricted cash	(2,907)	83,579
Other assets	15,445	(1,410)
Deferred offering cost	-	160,500
Total Current Assets	$3,321,574	$271,168

Long-term investments	66,426,628	19,167,863
Total Assets	$69,748,202	$19,439,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$64,520	$64,520
Unearned revenue	-	38,343
Other payables and accrued expenses	165,604	376,038
Amount due to related parties	38,343	1,300
Total Current Liabilities	$268,467	$480,201

Common Stock, $.001 par value, 6,313,617 shares subject to redemption		20,519,255

Stockholders’ Equity:
Common Stock	$24,573	$12,282
Additional paid-in Capital	75,755,682	2,060,162
Foreign currency translation	6,989	6,959
Retained earnings	(6,307,509)	(3,639,829)
Total Stockholders' Equity	69,479,735	(1,560,426)

Total Liabilities and Stockholders' Equity	$69,748,202	$19,439,031

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC

Condensed Statements of Income	June 30, 2010	June 30, 2009
Revenue	$-	$-
General &Administrative expenses	2,646,338	1,202,149
Interest expense	-	198,624
Interest income	21,342	7,867
Net Income	$(2,667,680)	$(1,392,907)

Condensed Statements of Cash Flows	June 30, 2010	June 30, 2009
Net cash provided by operating activities	$(1,156,400)	$(1,577,100)
Net cash used in investing activities	86,456	109,813
Net cash provided by financing activities	4,350,480	699,798
Cash and cash equivalents, beginning of year	28,499	795,988
Cash and cash equivalents, end of year	$3,309,036	$28,499

Notes to Condensed Parent Company Financial Information
As of June 30, 2010 and 2009, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2010, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through September 1, 2010, the date these consolidated financial statements were issued.

On July 2, 2010, the Company closed an acquisition agreement with Beijing Gufeng Chemical Products Co., Ltd (“Gufeng) and its wholly-owned subsidiary Beijing Tianjuyuan Fertilizer Co., Ltd (“Tianjuyuan”) to purchase all of Gufeng’s outstanding equity interests. The Company, through its wholly-owned subsidiary Jinong, acquired Gufeng and its direct, wholly-owned subsidiary, Tianjuyuan, pursuant to (i) a Share Transfer Agreement with Mr. Qing Xin Jiang and Ms. Qiong Jia (collectively, the “Gufeng Shareholders”) and (ii) a Supplementary Agreement with the Gufeng Shareholders, under which Jinong acquired all of the equity interests in Gufeng for a purchase price of $8,849,558 in cash and the issuance of an aggregate of 2,275,931 shares of common stock, par value $0.001 per share, of the Company to the Gufeng Shareholders or their designees.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010 and 2009

Gufeng was founded in 1993, and its wholly-owned subsidiary Tianjuyuan was founded in 2001. Both companies are Beijing-based producers of compound fertilizer, blended fertilizer, organic compound fertilizer and mixed, organic-inorganic compound fertilizer that sell their products throughout China and abroad.

On July 23, 2010, the Company filed a shelf registration statement on Form S-3 with the SEC. The registration statement, when declared effective, will permit the Company to issue up to an aggregate of $200 million of securities, including equity, debt and other securities as described in the registration statement.