Form 10-Q
period 2010-09-30
China Green Agriculture, Inc.
filed 2010-11-12
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ____________ to ____________

Commission File Number 001-34260

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,848,260 shares issued and 25,937,887 shares outstanding of Common Stock, $.001 par value, as of November 5, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010
(UNAUDITED)

ASSETS
	September 30, 2010	June 30, 2010
Current Assets
Cash and cash equivalents	$53,947,094	$62,335,437
Accounts receivable, net	16,482,643	15,571,888
Inventories	27,248,954	11,262,647
Other assets	369,733	86,824
Related party receivables	68,668	-
Advances to suppliers	14,616,112	221,280
Total Current Assets	112,733,204	90,414,167

Plant, Property and Equipment, Net	46,277,708	29,368,515

Construction In Progress	1,179,818	257,077

Other Assets - Non Current	3,181,561	1,098,704

Intangible Assets, Net	27,302,650	11,585,570

Goodwill	448,146	-

Total Assets	$191,123,087	$131,787,942

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,251,015	$328,124
Unearned revenue	22,851,799	41,645
Accrued expenses and other payables	1,565,979	507,705
Advances from other unrelated companies	923,599	-
Amount due to related parties	444,877	68,164
Taxes payable	4,119,590	2,304,382
Short term loans	6,227,481	-
Other short-term liability	2,894,987	-
Total Current Liabilities	41,279,327	3,250,020

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding
Common stock, $.001 par value, 115,197,165 shares authorized, 26,848,260 and 24,572,328 shares issued, and 25,937,887 and 24,572,328,shares outstanding as of September 30, 2010 and June 30, 2010, respectively)	25,938	24,573
Additional paid-in capital	87,978,324	75,755,682
Statuary reserve	6,632,554	5,864,648
Retained earnings	50,556,287	43,536,408
Accumulated other comprehensive income	4,650,657	3,356,611
Total Stockholders' Equity	149,843,760	128,537,922

Total Liabilities and Stockholders' Equity	$191,123,087	$131,787,942

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended September 30,
	2010	2009
Sales
Jinong	$16,571,293	$10,178,649
Gufeng	21,801,034	-
Jintai	1,110,594	1,098,171
Net sales	$39,482,921	$11,276,820
Cost of goods sold
Jinong	6,853,787	3,735,364
Gufeng	18,900,513	-
Jintai	589,294	582,497
Cost of goods sold	26,343,594	4,317,862
Gross profit	13,139,327	6,958,958
Operating expenses
Selling expenses	1,415,985	215,672
General and administrative expenses	2,098,187	534,179
Total operating expenses	3,514,172	749,850
Income from operations	9,625,155	6,209,108
Other income (expense)
Other income (expense)	(11,943)	966
Interest income	64,991	29,266
Interest expense	(176,675)	(61,309)
Total other income (expense)	(123,627)	(31,077)
Income before income taxes	9,501,528	6,178,031
Provision for income taxes	1,713,743	930,757
Net income	7,787,785	5,247,274
Other comprehensive income
Foreign currency translation gain/(loss)	1,294,047	(24,930)
Comprehensive income	$9,081,832	$5,222,344

Basic weighted average shares outstanding	25,922,880	21,632,488
Basic net earnings per share	$0.30	$0.24
Diluted weighted average shares outstanding	26,035,426	21,650,546
Diluted net earnings per share	0.30	0.24

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income	$7,787,785	$5,247,274
Adjustments to reconcile net income to net cash
provided by operating activities
Issuance of equity for compensation	644,075	-
Depreciation	852,693	444,215
Amortization	81,143	43,185
Decrease / (Increase) in current assets, net of effects from acquisitions:
Accounts receivable	(383,146)	(3,532,758)
Other receivables	16,653	(30,915)
Inventories	2,345,622	(974,125)
Advances to suppliers	(15,847,463)	17,933
Other assets	(296,554)	2,171
(Decrease) / Increase in current liabilities, net of effects from acquisitions:
Accounts payable	(3,972,787)	(332,626)
Unearned revenue	3,347,743	43,432
Tax payables	1,750,338	2,653,822
Other payables and accrued expenses	(23,333)	709,662
Net cash (used in) / provided by operating activities	(3,697,231)	4,291,270

Cash flows from investing activities
Acquisition of plant, property, and equipment	(776,669)	(2,437,738)
Acquisition of intangible assets	-	(10,703,302)
Acquisition of Gufeng, net of cash acquired	(6,720,539)	-
Amounts increase in construction in progress	(141,985)	-
Net cash used in investing activities	(7,639,193)	(13,141,040)

Cash flows from financing activities
Repayment of loan	-	(979,876)
Proceeds from loan	2,240,468	-
Proceeds from issuance of shares	-	27,143,338
Restricted cash	-	24,766
Net cash provided by financing activities	2,240,468	26,188,228

Effect of exchange rate change on cash and cash equivalents	707,613	23,057
Net (decrease) increase in cash and cash equivalents	(8,388,343)	17,361,515

Cash and cash equivalents, beginning balance	62,335,437	17,795,447
Cash and cash equivalents, ending balance	$53,947,094	$35,156,962

Supplement disclosure of cash flow information
Interest paid	$179,941	$61,309
Income taxes paid	$11,738	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”, “we”, “us”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, and the development, production and distribution of agricultural products. The Company was incorporated in 1987, but entered its current lines of business in December 2007.

The Company’s corporate structure as of September 30, 2010 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Subsequent Events

The Company evaluates events subsequent to the end of the fiscal quarter through the date the financial statements are filed with the Securities and Exchange Commission for recognition or disclosure in the consolidated financial statements. Events that provide additional evidence about material conditions that existed at the date of the balance sheet are evaluated for recognition in the consolidated financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but occurred after the balance sheet date are evaluated for disclosure in the notes to the consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
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

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of September 30, 2010 and June 30, 2010, the Company had accounts receivable of $16,482,643 and $15,571,888, net of allowance for doubtful accounts of $234,804 and $193,403, respectively.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Construction in Progress

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all costs of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

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
The Company has not recorded impairment of intangible assets as of September 30, 2010 and June 30, 2010, respectively.

Fair Value Measurement and Disclosures

Our accounting for Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

Revenue recognition

Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of September 30, 2010 and June 30, 2010, the Company had unearned revenues of $22,851,799 and $ 41,645, respectively.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
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

Fair values of financial instruments

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

Statement of cash flows

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's cash flows from operations are calculated based on the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Earnings per share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

The components of basic and diluted earnings per share as of September 30, 2010 and 2009 were as follows:

	2010	2009
Net Income for Basic Earnings Per Share	$7,787,785	$5,247,274
Basic Weighted Average Number of Shares	25,922,880	21,632,488
Net Income per Share – Basic	0.30	0.24
Net Income for Diluted Earnings Per Share	7,787,785	5,247,274
Diluted Weighted Average Number of Shares	26,035,426	21,650,546
Net Income per Share – Diluted	$0.30	$0.24

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal year beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU -2010-06 on its financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financials statements and notes.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION

Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) and its wholly-owned subsidiary Beijing Tianjuyuan Fertilizer Co., Ltd. (“Tianjuyuan”):

Gufeng was founded in 1993. Its wholly-owned subsidiary Tianjuyuan was founded in 2001 and was acquired by Gufeng on May 4, 2010. Both companies are based in Beijing, and registered to produce compound fertilizer, blended fertilizer, organic compound fertilizer and mixed, organic-inorganic compound fertilizer and sell their products throughout China and abroad.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan by purchasing all of Gufeng’s outstanding equity interests and delivering acquisition consideration of approximately $8.8 million cash and approximately 1.4 million shares of the Company’s common stock (valued at approximately $11.6 million) to the former shareholders of Gufeng or their designees (the “Gufeng Shareholders”). Additionally, the Company may be required to deliver up to an additional 0.9 million shares of common stock, which are being held in escrow (the “Escrowed Shares”), to be released based upon achievement of following conditions:

1)  If Gufeng achieves certain sales revenue targets for its fiscal year ending June 30, 2011 (the “Sales Target”), 341,390 of the Escrowed Shares will be released from escrow to the Gufeng Shareholders, which is subject to adjustment based on a three-tier system.   If Gufeng achieves at least 80% of the Sales Target, then 227,593 of the Escrowed Shares will be released from escrow to the Gufeng Shareholder, and if Gufeng achieves at least 60% of the Sales Target, then 113,797 of the Escrowed Shares will be released from escrow to the Gufeng Shareholders.

2)  If Gufeng achieves certain net profit after tax targets for its fiscal year ending June 30, 2011 (the “Profit Target”), 341,390 of the Escrowed Shares will be released from escrow to the Gufeng Shareholders, which is subject to adjustment based on a three-tier system.   If Gufeng achieves at least 80% of the Profit Target, then 227,593 of the Escrowed Shares will be released from escrow to the Gufeng Shareholders, and if Gufeng achieves at least 60% of the Profit Target, then 113,797 of the Escrowed Shares will be released from escrow to the Gufeng Shareholders.

3)  If Gufeng obtains a land use right with respect to certain real property located in China, along with ownership of the buildings thereon, then 227,593 of the Escrowed Shares will be released from escrow to the Gufeng Shareholders.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Any Escrowed Shares that are not released from escrow to the Gufeng Shareholders for failure to achieve the conditions described above will be forfeited and returned to the Company for cancellation.  While the Escrowed Shares are held in escrow, the Gufeng Shareholders will retain all voting rights with respect to the Shares.

The Company has recognized a liability based on the acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the targets. Based on the Company’s estimation, an initial liability of $2.9 million (341,390 shares) was recorded. Changes in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue and net income expected to be achieved and changes in their stock price, are being recognized in earnings in the period in which the estimated fair value changes. The accompanying consolidated financial statements include the financial results of these companies from the date of acquisition.

The estimated fair values of net assets acquired and presented below are preliminary and are based on the information that was available as of the acquisition date and prior to the filing of this Form 10-Q. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Gufeng. Since the acquisition and the initial preliminary purchase price allocation were included in the Company’s Form 8-K for the quarter ended June 30, 2010, net adjustments of $12.5 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below.

($ in millions)
Purchase Price	$23.3
Fair Value of Assets Acquired:
Current assets	25.1
Fixed assets	17.3
Intangible assets	15.8
Other assets	-
Total Assets Acquired	$58.2

Fair Value of Liabilities Assumed:
Current liabilities	$15.9
Deferred revenue	19.4
Deferred tax liabilities, net	-
Total Liabilities Assumed	$35.3

Goodwill (1)	$0.4
(1)   The goodwill of $0.4 million is non-deductible for tax purposes.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary fair value of amortizable and indefinite-lived intangible assets as of their respective acquisition dates:

	Gufeng at July 2, 2010
($ in millions)	Fair Value	Estimated useful life (in years)
Amortizable intangible assets:
Customer relationships	$8.4	10

Indefinite-lived intangibles:
Trademarks	$7.4

Total intangible assets acquired	$15.8

Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined comparative financial information presents the results of operations of the Company as they may have appeared if the acquisition of Gufeng had been completed on July 1, 2009.

For the Three Months Ended September 30,
($ in millions, except per share data)	2009
Net Sales	$28.8
Net Income	$6.8
Basic earnings per share	$0.30
Diluted earnings per share	$0.29

Acquisition related expenses consist of integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A pretax charges approximating $0.2 million were recorded for acquisition and integration related costs in the period ended September 30, 2010.  These charges were recorded as General and administrative expenses.  As the acquisition took place on July 2, 2010, statement of income for the period ended September 30, 2010 included the operations of the Company and Gufeng.

NOTE 4 – INVENTORIES

Inventories consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Raw materials	$5,829,268	$314,268
Supplies and packing materials	657,819	113,146
Work in progress	2,203,926	10,686,325
Finished goods	18,557,941	148,909
Total	$27,248,954	$11,262,647

NOTE 5 – OTHER CURRENT ASSETS

As of September 30, 2010 and June, 30 2010, other current assets comprised of the following:

	September 30, 2010	June 30, 2010
Advancement	$65,630	$41,875
Promotion material	304,103	44,949
Total	$369,733	$86,824

Advancement represents advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of September 30, 2010 and June, 30, 2010:

	September 30, 2010	June, 30, 2010
Building and improvements	$32,277,792	$11,719,363
Auto	961,775	117,295
Machinery and equipment	21,398,234	21,628,525
Agriculture assets	1,365,316	1,528,898
Total property, plant and equipment	56,003,117	34,994,081
Less: accumulated depreciation	(9,725,409)	(5,625,566)
Total property, plant and equipment, net	$46,277,708	$29,368,515

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended September 30, 2010 and 2009 were $852,963 and $444,215, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 – CONSTRUCTION IN PROGRESS

As of September 30, 2010 and June 30, 2010, construction in progress, representing construction for a new product line and other buildings amounted to $1,179,818 and $257,077, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The intangible assets comprised of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Land use right, net	$11,708,070	$11,495,059
Technology patent, net	69,790	90,512
Customer relationships, net	8,159,802	-
Trademarks	7,364,988	-
Total	$27,302,650	$11,585,570

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of $10,938,628 (or RMB 73,184,895). The intangible asset is being amortized over the grant period of 50 years.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at $156,334 (or RMB 1,045,950). The intangible asset is being amortized over the grant period of 50 years.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be $1,088,872 (or RMB 7,285,099). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Land use rights	$12,183,834	$11,866,105
Less: accumulated amortization	(475,764)	(371,047)
Total Land use rights, net	$11,708,070	$11,495,059

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of $878,121 (or RMB 5,875,068). The intangible asset is being amortized over the patent period of 10 years.

The technology know-how consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Technology know-how	$878,121	$866,338
Less: accumulated amortization	(808,331)	(775,826)
Total Technology know-how, net	$69,790	$90,512

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be $8,369,028 (or RMB 80,720,740) and is amortized over the remaining useful life of ten years. See Note 3.

	September 30, 2010	June 30, 2010
Customer relationships	$8,369,028	$-
Less: accumulated amortization	(209,226)	-
Total Customer relationships, net	$8,159,802	$-

TRADEMARKS

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be $7,364,988 and is subject to an annual impairment test. See Note 3.

Total amortization expenses of intangible assets for the periods ended September 30, 2010 and 2009 were $290,369 and $43,185, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next twelve month periods September 30, are as follows:

September 30, 2011	$1,150,369
September 30, 2012	1,080,579
September 30, 2013	1,080,579
September 30, 2014	1,080,579
September 30, 2015	1,080,579

NOTE 9 - AMOUNT DUE TO RELATED PARTIES

As of September 30, 2010 and June 30, 2010, the amount due to related parties was $444,877 and $68,164, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.  The large increase in amounts due to related parties as of September 30, 2010 is attributable to the previously outstanding loans payable by Gufeng to Mr. Qing Xin Jiang, the Chief Executive Officer and former controlling shareholder of Gufeng, which we acquired in the Gufeng acquisition.

NOTE 10 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Payroll payable	$211,050	$8,848
Welfare payable	319,010	164,051
Accrued expenses	888,773	334,806
Other levy payable	147,146	-
Total	$1,565,979	$507,705

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOAN PAYABLES

As of September 30, 2010and June 30, 2010, the loan payables were as follows:

	September 30, 2010	June 30, 2010
Short term loans payable:	$6,227,481	$-
Total	$6,227,481	$-

The interest expense from these short-term loans was $176,675 and $61,309 for the three months ended September 30, 2010 and 2009, respectively.

NOTE 12 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the PRC replaced the existing tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% rate that was applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007, and accordingly, it made provision for income taxes for the three months ended September 30, 2010 and 2009 of $1,713,743 and $930,757, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $426,334 for the three months ended September 30, 2010. Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. The VAT exemption applies to all agricultural products sold by Jingtai, and all but a nominal amount of agricultural products sold by Jinong.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes and Related Payables

Taxes payable consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
VAT provision (credit)	$40,718	(24,655)
Income tax payable	3,766,933	2,020,253
Other levies	311,939	308,784
Total	$4,119,590	2,304,382

Income Taxes in the Consolidated Statements of Operations and Comprehensive Income

Income taxes consisted of the following as of September 30, 2010 and 2009:

	2010	2009
Current Tax	$1,713,743	$930,757
Deferred Tax	-	-
Total	$1,713,743	$930,757

Tax Rate Reconciliation

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended September 30, 2010 and 2009 for the following reasons:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	10,702,296		(1,200,768)		9,501,528

Expected income tax expense (benefit)	2,636,058	9.50%	(408,261)	34.00%
High-tech income benefits on Jinong	(858,273)	-3.09%
Income tax benefit of nontaxable income on Jintai	(109,368)	-0.39%
Income tax benefit of nontaxable income on Yuxing	45,326	0.16%
Change in valuation allowance on deferred tax asset from US tax benefit			408,261	-34.00%
Actual tax expense	1,713,743	6.17%	-	0.00%	18.04%

September 30, 2009	China		United States
	15%		34%		Total

Pretax income (loss)	6,513,257		(335,226)		6,178,031

Expected income tax expense (benefit)	993,774	15.00%	(113,977)	34.00%
Income tax benefit of nontaxable income on Jintai	(65,694)	-2.02%
Income tax benefit of nontaxable income on Yuxing	2,677	-0.16%
Change in valuation allowance on deferred tax asset from US tax benefit			113,977	-34.00%
Actual tax expense	930,757	3.35%	-	0.00%	15.07%

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

Common Stock

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 4,025,000 shares of common stock at a public offering price of $7.15 per share in an underwritten offering and received total gross proceeds of approximately $28.8 million on July 24, 2009. The shares were sold under the Company's previously filed shelf registration statement, which was declared effective by the SEC on June 12, 2009. The Company uses the net proceeds to expand its production facilities through the construction of new greenhouse at Yuxing.

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

On January 3, 2010, the Company made a one-time grant of an aggregate of 120,000 shares of restricted common stock of the Company to certain members of management and officers under the 2009 Equity Incentive Plan of the Company. Pursuant to the terms of the grant, one-third of the shares vested on February 2, 2010, one-third of the shares will vest on December 31, 2010 if certain financial targets are achieved and the remaining one-third of the shares will vest on December 31, 2011 if certain financial targets are achieved. Additionally, the Company made a one-time grant of an aggregate of 22,961 shares of performance-based restricted common stock to certain officers, which vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 10, 2010, the Company made a one-time grant of an aggregate of 50,700 shares of restricted common stock to certain independent directors and key employees under the 2009 Equity Incentive Plan. Pursuant to the terms of the grant, one-third of the shares vested on March 10, 2010, one-third of the shares will vest on December 31, 2010 if certain financial targets are achieved and the remaining one-third of the shares will vest on December 31, 2011 if certain financial targets are achieved. Additionally, the Company also granted to certain independent directors and key employees an aggregate of 70,500 shares of performance-based restricted common stock, which automatically vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 10, 2010, the Company issued a total of 8,000 shares of restricted common stock under its 2009 Equity Incentive Plan to a consultant pursuant to the terms of a service agreement, half of which was vested on August 9, 2010 and half of which was forfeited due to the disengagement of the service on September 15, 2010.

On July 2, 1010, the Company issued a total of 2,275,931 shares of common stock to Gufeng’s previous shareholders or their designees. Of the shares being issued in the acquisition, 40% will be held in escrow pending satisfaction of certain conditions such as make good targets set for Gufeng for the fiscal year ended June 30, 2011. See Note 3.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2010, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

NOTE 14 – STOCK OPTIONS

On August 17, 2009, some directors, officers and employees exercised 84,500 options to purchase an aggregate of 84,500 shares of common stock in a cashless manner and received 61,239 shares of common stock as a result of the cashless exercise.

On January 3, 2010, the Company made a one-time grant of options to purchase an aggregate of 150,000 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share, the closing price of common stock on the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on February 2, 2010, one-third of the options will vest on December 31, 2010 if certain financial targets are achieved and the remaining one-third of the options will vest on December 31, 2011 if certain financial targets are achieved.

On January 3, 2010, the Company also made a grant of performance-based options to purchase an aggregate of 45,291 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share, the closing price of the common stock on the previous trading day. Pursuant to the terms of the grant, the options automatically vest in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 3, 2010, one independent director resigned and all his vested and unvested options were forfeited pursuant to his grant agreement with the Company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 7, 2010, the Company appointed a new independent director and issued to him performance-based options to purchase 10,000 shares of common stock under the 2009 Equity Incentive Plan at an exercise price of $14.02 per share, the closing price of the common stock on the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on March 8, 2010, one-third of the options will vest on December 31, 2010 if certain financial targets are achieved and the remaining one-third of the options will vest on December 31, 2011 if certain financial targets are achieved.

The Company’s calculations are made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2 years; 75.2%-75.6% stock price volatility; risk-free interest rate of 1.63% and no dividends during the expected term. Stock compensation expense is recognized based on awards expected to vest. The forfeitures are estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it is different from those estimates. During the three months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense of $644,075 and $0, respectively.

Options outstanding as of September 30, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Aggregate Intrinsic Value
$14.02-14.70	195,291	1.56	$14.67	65,100	-

The following table summarizes the options outstanding as of September 30, 2010:

Options Outstanding
Outstanding, July 1, 2008	121,500
Granted	28,000
Forfeited/Canceled	(28,000)
Exercised	-
Outstanding, June 30, 2009	121,500
Granted	205,291
Forfeited/Canceled	(22,000)
Exercised	(109,500)
Outstanding, June 30, 2010	195,291

Outstanding, September 30, 2010	195,291

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SIGNIFICANT RISKS AND UNCERTAINTIES INCLUDING BUSINESS AND CREDIT CONCENTRATIONS AND LITIGIATION

Market Concentration
All of the Company's revenue-generated operations are all conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in governmental policies with respexct to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Vendor and Customer Concentration
There was one vendor from which the Company purchased more than 10% of its raw materials for the three months ended September 30, 2010. There is no accounts payable to this vender as of September 30, 2010.

There were three vendors from which the Company purchased more than 10% of its raw materials for the three months ended September 30, 2009 with each vendor individually accounting for about 13%, 12% and 10%. Accounts payable to those venders amounted to $0 as of September 30, 2009.

There was no customer that accounted over 10% of the total sales as of three months ended September 30, 2010 and September 30, 2009.

Concentration of Cash
The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of September 30, 2010 was $51,199,499. There is no insurance securing these deposits in China. In addition, the Company also had $2,747,595 in cash in two banks in the United States as of September 30, 2010, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation.

Litigation
On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  The complaint alleges that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making material misstatements and omissions about the Company’s true financial condition. The complaint alleges, among other things, that the financial statements for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission are materially false and misleading on the basis that such financial statements materially differ from certain financial information the Company reported to certain governmental agencies in the People’s Republic of China.  The plaintiffs claim that such allegedly misleading financial statements inflated the price of the Company’s common stock and seek monetary damages in an amount to be determined at trial.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company believes the allegations are without merit and it intends to vigorously defend this lawsuit. However, it is possible that additional similar complaints and related derivative actions may be filed in the future. If this does occur, the Company expects that all similar class action complaints will eventually be consolidated into a single action.

NOTE 16 – SEGMENT REPORTING

The Company was organized into four main business segments: fertilizer production (Jinong & Gufeng), agricultural products production (Jintai) and future research and development center that is currently under construction (Yuxing). The following tables present a summary of our businesses’ and operating segments’ results.

	For the three months ended September 30,
	2010	2009
Revenues from unaffiliated customers:
Jinong	$16,571,293	$10,178,649
Gufeng	21,801,034	-
Jintai	1,110,594	1,098,171
Yuxing	-	-
Consolidated	$39,482,921	$11,276,820

Operating income :
Jinong	$8,519,558	$6,124,274
Gufeng	1,922,981	-
Jintai	437,446	437,906
Yuxing	(54,062)	(17,846)
Reconciling item (1)	-	-
Reconciling item (2)	(556,693)	(335,226)
Reconciling item (2)--stock compensation	(644,075)	-
Consolidated	$9,625,155	$6,209,108

Net income:
Jinong	$7,295,318	$5,159,879
Gufeng	1,307,706	-
Jintai	437,473	437,956
Yuxing	(53,731)	(17,846)
Reconciling item (1)	1,787	2,512
Reconciling item (2)	(1,200,768)	(335,226)
Consolidated	$7,787,785	$5,247,274

Depreciation and Amortization:
Jinong	$578,765	$444,215
Gufeng	268,613	-
Jintai	31,374	25,346
Yuxing	55,084	17,839
Consolidated	$933,836	$487,400

Interest expense:
Jinong	$-	$61,309
Gufeng	176,675	-
Consolidated	$176,675	$61,309

Capital Expenditure:
Jinong	$553,899	$2,437,738
Gufeng	209,432	-
Jintai	-	-
Yuxing	13,338	10,703,302
Consolidated	$776,669	$13,141,040

Identifiable assets:	As of 09/30/10	As of 06/30/10
Jinong	$95,724,716	$103,519,520
Gufeng	64,428,315	-
Jintai	13,144,736	12,198,845
Yuxing	15,077,316	12,748,003
Reconciling item (1)	2,753,409	3,311,943
Reconciling item (2)	(5,405)	(9,631)
Consolidated	$191,123,087	$131,787,942

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND LEASES

In July 2007, Jinong signed an office lease with the Group Company and started to pay the rent for $954 (RMB 6,460) per month. On September 30, 2010, Jinong cancelled the lease agreement with the Group Company without penalty and signed a two year lease starting from July 1, 2010 directly with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), who owns the property. Kingtone Information is a Variable Interest Entity (“VIE”) with Kingtone Wirelessinfo Solution Holoding Ltd. (“Kingtone Wirelessinfo”), whose Chairman and majority shareholder is Mr. Tao Li, the Chairman, President and Chief Executive Officer of the Company. According to the new lease agreement, the monthly rent is $1,596 (RMB 10,800).

In January 2008, Jintai signed a ten year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $768 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty year lease with village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, with a monthly rent of $437 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $8,403 and $5,113 as rent expenses for the three months ended September 30, 2010 and 2009, respectively. Rent expenses for the next twelve month periods ended September 30, 2010 is as follows:

September 30, 2011	$33,611
September 30, 2012	28,824
September 30, 2013	14,464
September 30, 2014	14,464
September 30, 2015	14,464

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial markets and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. In light of this risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iv) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC, (v) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a wholly-owned subsidiary of Jinong in the PRC; (vi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan.  Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng and Tianjuyuan. In addition, through Jintai and Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and future research and development (Yuxing).

Jintai and Yuxing also serve as a research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng, which we acquired in July 2010, generated approximately 97.2% and 90.3% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. See “Recent Developments” for a discussion of the Gufeng acquisition.

Fertilizer Products

As of September 30, 2010, we had a total of 464 different fertilizer products, of which 162 were developed and produced by Jinong and 302 by Gufeng.

For the three months ended September 30, 2010, we sold approximately 86,463 metric tons of fertilizer products, as compared to 4,315 metric tons for the three months ended September 30, 2009, which did not include sales of products by Gufeng. During the 2010 period, Jinong sold approximately 10,641 metric tons of fertilizer products, as compared to 4,315 for the three months ended September 30, 2009. Gufeng sold approximately 75,822 metric tons of fertilizer products during the 2010 period.

For the three months ended September 30, 2010, the top five provinces of our total fertilizer sales accounted for 28.2% of total fertilizer revenues. The five provinces and their respective percentage contribution to total revenues were Hebei (7.6%), Heilongjiang (6.1%), Liaoning (5.2%), Jilin (4.8%) and Shaanxi (4.6%). Jinong’s sales to the top five provinces accounted for approximately 36.0% of Jinong’s fertilizer revenue (or 15.1% of our total revenues). The five provinces and their respective percentage contribution to Jinong’s fertilizer revenues were Shaanxi (11.0%), Shandong (8.3%), Anhui (6.1%), Sichuan (5.6%) and Henan (5.0%). For the three months ended September 30, 2010, Gufeng’s sales of fertilizer products to the top five provinces accounted for approximately 40.5% of Gufeng’s fertilizer revenue (or 22.4% of the total revenues). The five provinces and their respective percentage contribution to Gufeng’s fertilizer revenues were Hebei (10.1%), Liaoning (9.4%), Jilin (8.6%), Heilongjiang (7.2%) and Inner Mongolia (5.2%).

A significant portion of our revenues are derived from sales in other countries. Gufeng exports blended fertilizer through contracted distributors to other countries including India, Zimbabwe, Mongolia, the Philippines and Brazil. The export revenues accounted for 55.3% of Gufeng’s fertilizer revenues (or 30.5% of total revenues) for the three months ended September 30, 2010.In addition, we export humic-acid based compound fertilizer products and blended fertilizer products via contracted distributors. Jinong exports its humic-acid based compound fertilizers to other countries, including India, Ecuador, Pakistan and Lebanon. However, the revenues from Jinong’s export products currently account for less than 1% of our fertilizer revenues.

As of September 30, 2010, we had a total of 740 distributors covering 21 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 588 distributors in China. Jinong’s sales are not dependent on any one or group of distributors. Its top five distributors accounted for 2.0% of Jinong’s fertilizer revenues (or 0.8% of our total revenues) for the three months ended September 30, 2010. Gufeng had 152 distributors, including some large state-owned enterprises. Its top five distributors accounted for 58.7% of Gufeng’s revenues (or 32.4% of our total revenues) for the three months ended September 30, 2010.

Agricultural Products

Through Jintai, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies.  We also use certain of Jintai’s and Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces, which accounted for 100% of our agricultural products revenue (or 2.8% of our total revenues) for the three months ended September 30, 2010, were Shaanxi (86.5%), Shanxi (8.3%) and Sichuan (5.2%).  Jintai’s top three customers accounted for 28.7% of Jintai’s sales (or 0.8% of our total revenues) for the three months ended September 30, 2010.

Recent Developments

As we previously reported on our Current Report on Form 8-K filed with the Commission on July 7, 2010, we acquired Gufeng and its wholly-owned subsidiary Tianjuyuan on July 2, 2010. As a result of the acquisition by the Company, Gufeng and Tianjuyuan became wholly-owned subsidiaries of Jinong and our indirect subsidiaries. Our acquisition of Gufeng improves our competitive position by (i) increasing our maximum production capacity of fertilizers from 55,000 metric tons to 355,000 metric tons per year, (ii) adding over 152 new distributors to our existing nationwide distribution network of 588 distributors as of September 30, 2010, and (iii) broadening our fertilizer portfolio of organic and non-organic fertilizer products to serve a larger base of end-users.

During the three months ended September 30, 2010, Jinong launched five new humic-acid based liquid and powder fertilizer products, including three powder fertilizers, one functional fertilizer and one broad-spectrum fertilizer. These new products generated approximately $226,174, or 1.4%, of Jinong’s fertilizer revenues for the three months ended September 30, 2010. Jinong also added 13 new distributors during the three months ended September 30, 2010. Jinong’s new distributors accounted for approximately $227,904, or 1.4%, of Jinong fertilizer revenues for the three months ended September 30, 2010.

During the three months ended September 30, 2010, Gufeng launched two new blended fertilizers. These new products generated approximately $1,040,087, or 4.8%, of Gufeng’s fertilizer revenues for the three months ended September 30, 2010. Gufeng also added two new distributors during the three months ended September 30, 2010, which accounted for approximately $32,798, or 0.2%, of Gufeng’s fertilizer revenues.

Results of Operations

The following table shows the operating results of the Company on a consolidated basis for the three months ended September 30, 2010 and 2009.  It should be noted that our consolidated results for the 2009 period do not include the results of Gufeng and its subsidiary, Tianjuyuan, which were acquired on July 2, 2010.

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
Net Sales	$39,482,921	$11,276,820
Jinong	16,571,293	10,178,649
Gufeng	21,801,034	n/a
Jintai	1,110,594	1,098,171
Cost of Goods Sold	26,343,594	4,317,862
Jinong	6,853,787	3,735,364
Gufeng	18,900,513	n/a
Jintai	589,294	582,497
Gross Profit	13,139,327	6,958,958
Selling Expenses	1,415,985	215,672
General and Administrative Expenses	2,098,187	534,179
Income from Operations	9,625,155	6,209,108
Total Other Income (expense)	(123,627)	(31,077)
Income Before Income Taxes	9,501,528	6,178,031
Provision for Income Taxes	1,713,743	930,757
Net Income	7,787,785	5,247,274
Net Income Per Share (Basic and Fully Diluted)	0.30	0.24
Basic Weighted Average Shares Outstanding	25,922,880	21,632,488
Diluted Weighted Average Shares Outstanding	26,035,426	21,650,546

Net Sales

Our net sales for the quarter ended September 30, 2010 were $39,482,921, an increase of $28,206,101, or 250.1%, from $11,276,820 for the three months ended September 30, 2009, largely due to the inclusion of Gufeng’s net sales during the 2010 period, which contributed $21,801,034, or 55.2%, of the total net sales. The total net sales without including Gufeng’s net sales for the three months ended September 30, 2010 were $17,681,887, an increase of $6,405,067, or 56.8%, from the same period a year ago.

For the three months ended September 30, 2010, Jinong’s net sales increased $6,392,643, or 62.8%, to $16,571,293 from $10,178,649 from the three months ended September 30, 2009. This increase was mainly attributable to the sales of more new products including our liquid fertilizers, powder fertilizers, and particularly, the lower-margin granular fertilizers released since our 40,000 metric-ton production line began production in August 2009.

Jintai’s net sales, which include sales of agricultural products, increased by $12,423, or 1.1%, to $1,110,594 for the three months ended September 30, 2010 from $1,098,171 for the same period in 2009. As its greenhouse facility reached its full capacity in fiscal 2010, we do not expect any further significant sales growth of agriculture products from Jintai in the near future. Our Yuxing segment had no revenues during the period ended September 30, 2010. However, since we completed 100 sunlight greenhouses at Yuxing, we expect that sales revenue of agriculture products will increase when Yuxing begins to produce agriculture products later this fiscal year.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2010 were $26,343,594, an increase of $22,025,732, from $4,317,862 for the three months ended September 30, 2009, mainly due to the costs attributable to the production and sale of Gufeng’s products, which accounted for 71.7% of total cost of goods sold. The total cost of goods sold without including Gufeng’s cost of goods sold for the three months ended September 30, 2010 was $7,443,081, an increase of $3,125,219, or 72.4%, from the same period a year ago.

Cost of goods sold by Jinong for the three months ended September 30, 2010 were $6,853,787, an increase of $3,118,422, or 83.5%, from $3,735,364 for the same period in 2009.  As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 17.4% and 33.1% for the three months ended September 30, 2010 and 2009, respectively. The increase in cost of goods sold was primarily attributable to the increase in raw materials and packaging materials as a result of our newly introduced powder and liquid fertilizer products.

Cost of goods sold by Gufeng for the three months ended September 30, 2010 were $18,900,513, which accounted for 47.9% of total net sales.

Cost of goods sold by Jintai for the three months ended September 30, 2010 were $589,294, an increase of $6,797, or 1.2%, from $582,497 for the same period in 2009.  As a percentage of total net sales, cost of goods sold by Jintai accounted for approximately 1.5% and 5.2% for the three months ended September 30, 2010 and 2009, respectively. The increase in amortization expense was slightly offset by the decrease in direct materials and overhead expenses.

Gross Profit

Gross profit for the three months ended September 30, 2010 increased by $6,180,369, or 88.8%, to $13,139,327, as compared to $6,958,958 for the three months ended September 30, 2009.  Gross profit margin was approximately 33.3% and 61.7% for the three months ended September 30, 2010 and 2009, respectively. The decrease in gross profit margin was mainly due to the recent acquisition of Gufeng, which mainly sells low-margin granular fertilizer products. The gross profit without including Gufeng’s gross profit was $10,238,806 with a gross profit margin of 57.9%.

Gross profit generated by Jinong increased by $3,274,221, or 50.8%, to $9,717,506 for the three months ended September 30, 2010 from $6,443,285 for the three months ended September 30, 2009. Gross profit margin from Jinong’s sales was approximately 58.6% and 63.3% for the three months ended September 30, 2010 and 2009, respectively. The main reason for the decrease in Jinong’s gross profit margin was the change in product mix during the 2010 period.  While we have experienced fast growth in our higher-margin liquid fertilizer products, we have recently penetrated the granular and powder fertilizer market with a view toward maximizing our marketing efforts, despite the relative lower profit margins on granular fertilizer.

Gross profit generated by Gufeng was $2,900,521 with a gross profit margin of approximately 13.3% for the three months ended September 30, 2010.

 Gross profit from Jintai increased by $5,627, or 1.1%, for the three months ended September 30, 2010, to $521,300, as compared to $515,674 for the three months ended September 30, 2009.  Gross profit margin from Jintai sales was approximately 46.9% and 47.0% for the three months ended September 30, 2010 and 2009, respectively.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,415,985, or 3.6%, of net sales for the three months ended September 30, 2010 as compared to $215,672, or 1.9%, of net sales for the three months ended September 30, 2009, an increase of $1,200,313, or 556.5%. This increase was primarily due to the inclusion of Gufeng’s selling expenses for the 2010 period. The selling expenses of Gufeng were $516,585, or 2.4%, of Gufeng’s net sales.  The selling expenses of Jinong were $892,930, or 5.4%, of Jinong’s net sales. The main reason for the increase in Jinong’s selling expenses was its expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $2,098,187, or 5.3%, of net sales, for the three months ended September 30, 2010, as compared to $534,179, or 4.7%, of net sales, for the three months ended September 30, 2009, an increase of $1,564,008. The general and administrative expenses of Gufeng were $552,285, of which $342,463 was the non-cash amortization expenses from its estimated intangible assets. The acquisition related expenses, which mainly included professional services related to the acquisition, were $236,143 for the three months ended September 30, 2010. In addition, the non-cash stock compensation expense was $644,075 for the three months ended September 30, 2010, compared to $0 for the same period a year ago.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the three months ended September 30, 2010 was $123,627, as compared to total other expenses of $31,077 for the three months ended September 30, 2009, an increase of $92,550, or 297.8%.  The increase was mainly attributable to the $176,676 interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a “High-Tech” project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008.  Jinong incurred income tax expenses of $1,287,409 for the three months ended September 30, 2010, as compared to $930,757 for the same period in 2009, an increase of $356,652, or 38.3%, which was primarily attributable to our increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $426,334 for the three months ended September 30, 2010.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Net Income

Net income for the three months ended September 30, 2010 was $7,787,785, an increase of $2,540,511, or 48.4%, compared $5,247,274 for the three months ended September 30, 2009. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 19.7% and 46.5% for the three months ended September 30, 2010 and 2009, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2010, we were engaged in the following businesses: the production and sale of fertilizers through Jinong, Gufeng and Tianjuyuan, and the production and sale of high-quality agricultural products and research and development on new fertilizer products by Jintai. Upon the completion of its research and development center, Yuxing’s main business will be to conduct research and development on new fertilizer products and sell high-quality agricultural products. For financial reporting purposes, our operations were organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and future research and development (Yuxing). Each of the segments has its own annual budget with regard to development, production and sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (the “Public Offerings”).

As of September 30, 2010, cash and cash equivalents were $53,947,094, a decrease of $8,388,343 from $62,335,437 as of June 30, 2010.

 We intend to use some remaining net proceeds from the Public Offerings (approximately $15.0 million) to acquire new businesses, upgrade production lines and complete the greenhouse facilities for agriculture products of Yuxing located on 88-acres of land in Hu County, 18 kilometers southeast of Xi’an city. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. Notwithstanding the foregoing, we may seek additional financing for expansion purposes, which may include additional equity financings.  There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30
	2010	2009
Net cash provided by / (used in) operating activities	$(3,697,231)	$4,291,270
Net cash used in investing activities	(7,639,193)	(13,141,040)
Net cash provided by financing activities	2,240,468	26,188,228
Effect of exchange rate change on cash and cash equivalents	707,613	23,057
Net increase in cash and cash equivalents	(8,388,343)	17,361,515
Cash and cash equivalents, beginning balance	62,335,437	17,795,447
Cash and cash equivalents, ending balance	$53,947,094	$35,156,962

Operating Activities

Net cash used in operating activities was $3,697,231 for the three months ended September 30, 2010, a decrease of $7,988,501 from the $4,291,270 net cash provided by operating activities for the three months ended September 30, 2009. The decrease was mainly due to an increase in the advancement to suppliers from Gufeng.

Investing Activities

Net cash used in investing activities in the three months ended September 30, 2010 was $7,639,193, which was mainly used to acquire Gufeng. The net cash used in investing activities for the same period in 2009 was $13,141,040, most of which was used to procure Land Use Rights for Yuxing in July 2009.

Financing Activities

Net cash provided by financing activities in the three months ended September 30, 2010 totaled $2,240,468, mainly due to the short-term loans borrowed by Gufeng with its local banks. The net cash provided by financing activities for the same period in 2009 was $26,188,228, mainly due to our public offering in July 2009.

Accounts Receivable

We had accounts receivable of $16,482,643 as of September 30, 2010, as compared to $15,571,888 as of June 30, 2010, an increase of $910,755, or 5.8%. The increase was primarily due to the increase in sales during the period ended September 30, 2010, including Gufeng’s sales.

Our allowance for doubtful accounts was $234,804 of September 30, 2010, as compared to $193,403 as of June 30, 2010, an increase of $41,401, or 21.4%.

Inventories

We had an inventory of $27,248,954 as of September 30, 2010, as compared to $11,262,647 as of June 30, 2010, an increase of $15,986,307, or 141.9%.  This increase was mainly due to the recent acquisition of Gufeng, which had an estimated fair value of $14,522,749 in inventory as of September 30, 2010. Inventories in other subsidiaries was $12,726,205 as of September 30, 2010, as compared to $11,262,647 as of June 30, 2010, an increase of $1,463,558, or 13%, mainly due to the increased work in progress at Jintai’s greenhouse facilities with more high-end flowers.

Accounts Payable

We had accounts payable of $2,251,015 as of September 30, 2010 as compared to $328,124 as of June 30, 2010, representing an increase of $1,922,891, of which $1,768,997 was attributable to Gufeng. Neither Jintai nor Yuxing had any accounts payable as of September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

As of September 30, 2010, the Company, through its subsidiaries is engaged in the following businesses: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and future research and development (Yuxing).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk

Substantially all of our revenues and expenses are denominated in RMB. However, we use the U.S. dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of RMB, there can be no assurance that such exchange rate will not again become volatile or that RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2010, our accumulated other comprehensive income was $4.93 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of September 30, 2010 and June 30, 2010 was $6.23 million and $0, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2010. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Item 4.	Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II      OTHER INFORMATION

Item 1.	Legal Proceedings

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010.  The complaint alleges that we and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making material misstatements and omissions about our true financial condition. The complaint alleges, among other things, that the financial statements for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission are materially false and misleading on the basis that such financial statements materially differ from certain financial information we reported to certain governmental agencies in the People’s Republic of China.  The plaintiffs claim that such allegedly misleading financial statements inflated the price of our common stock and seek monetary damages in an amount to be determined at trial.

We believe the allegations are without merit and we intend to vigorously defend this lawsuit. However, it is possible that additional similar complaints and related derivative actions may be filed in the future. If this does occur, we expect that all similar class action complaints will eventually be consolidated into a single action.

Item 1A.	Risk Factors

A class action lawsuit was filed against us alleging violations of the federal securities laws, an unfavorable outcome of which could have a material adverse effect on our business.

As described in Item 1. “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, a class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010, alleging that we and certain of our current and former officers violated the federal securities laws. It is possible that additional similar complaints and related derivative actions may be filed in the future. The expense of defending such litigation, and possible additional similar litigations, may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation or litigations could have a material adverse effect on our business, results of operations and cash flows.

Item 5.	Other Information

On August 10, 2010, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd., one of our indirect wholly-owned PRC subsidiaries (“Yuxing”), entered into a Project Construction Contract (the “Construction Contract”) with Xi’an Kingtone Information Technology Co., Ltd., a PRC company (“Kingtone Information”), pursuant to which Kingtone Information is responsible for developing certain electronic control systems for Yuxing.  Mr. Tao Li, our chairman, president and chief executive officer, is a principal shareholder and the chairman of Kingtone Information.  Kintone Information is an indirect contractually-controlled subsidiary of Kingtone Wirelessinfo Solution Holding, Ltd. (Nasdaq:  KONE), a publicly traded British Virgin Islands company (“Kingtone”).  Mr. Li beneficially owns a controlling interest in Kingtone and serves as Kingtone’s chairman.

The total contracted value of the Construction Contract, including value-added taxes and other taxes, is RMB 3.03 million, or approximately $452,000. Work on this project started in August 2010, and is expected to be completed in November 2010. Pursuant to the Construction Contract, Kingtone Information will design, plan, construct and purchase materials for the electronic control systems to be used in 28 greenhouses of Yuxing. The Construction Contract sets forth a warranty period, which is the earlier of (a) 18 months after the construction raw materials are delivered, inspected and accepted, and (b) 12 months after the inspection and acceptance of the work completed. During the warranty period, Yuxing is entitled to receive maintenance and repair services from Kingtone Information at no cost. A copy of the Construction Contract is filed herewith as Exhibit 10.1.

On September 30, 2010, our indirect wholly-owned subsidiary Shaanxi TechTeam Jinong Humid Acid Product Co., Ltd. entered into a Lease Agreement (the “Lease”) with Kingtone Information with respect to our executive offices located at 3rd Floor, Borough A, Block A, No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China 710065.  Pursuant to the Lease, effective as of July 1, 2010, we rent this office space from Kingtone Information at a monthly rent of RMB 10,800 (approximately $1,614) for a two-year rental term ending on June 30, 2012.  Rent is payable on a quarterly basis. A copy of the Lease is filed herewith as Exhibit 10.2.

The foregoing description of the Construction Contract and Lease do not purport to be complete and are qualified in their entirety by reference to the Construction Contract and Lease which are attached as Exhibit 10.1 and Exhibit 10.2 to this Quarterly Report on Form 10-Q.

On November 7, 2010, in order to comply with the corporate governance rules of the New York Stock Exchange, our board of directors adopted an Amended and Restated Code of Ethics of our company.  A copy of the Amended and Restated Code of Ethics is filed herewith as Exhibit 14.1.

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: November 12, 2010	By:	/s/ Tao Li
Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2010	By:	/s/ Ken Ren
Name: Ken Ren
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1	Project Construction Contract dated August 10, 2010 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd.

10.2	Lease Agreement dated September 30, 2010 between Shaanxi TechTeam Jinong Humid Acid Product Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd.

14.1	Amended and Restated Code of Ethics of China Green Agriculture, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.