Form 10-K/A
period 2009-06-30
China Green Agriculture, Inc.
filed 2010-12-30
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A

(Amendment No. 1)

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
 (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number:  +86-29-88266368

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 Par Value Per Share	NYSE Amex

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

Explanatory Note

China Green Agriculture, Inc. (the “Company”, “we”, “us”, or “our” is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to supplement the disclosure regarding certain relationships and related transactions in Item 13 of Part III of its Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (the “Commission”) on September 17, 2009 (the “Form 10’K”) (as incorporated by reference to the Company’s Notice and Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), as filed with the Commission on October 28, 2009).  No other changes have been made to the Form 10-K.  This Amendment does not reflect events occurring after the filing of the Form 10-K or Proxy Statement, does not update disclosures contained in the Form 10-K or Proxy Statement, and does not modify or amend the Form 10-K or Proxy Statement except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-K, the Proxy Statement, our other filings made with the Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 13 and currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On June 19, 2008, Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., our wholly-owned subsidiary (“Jinong”), signed an agreement with Xi’an Kingtone Information Technology Co., Ltd., a PRC company (“Kingtone Information”), pursuant to which Kingtone Information produced certain fertilizer processing equipment for Jinong.  Mr. Tao Li, our Chairman, President and Chief Executive Officer, is a principal shareholder and the Chairman of Kingtone Information.  Kintone Information is now an indirect contractually-controlled subsidiary of Kingtone Wirelessinfo Solution Holding, Ltd (KONE), a publicly traded company (“Kingtone”).  Mr. Li beneficially owns a controlling interest in Kingtone and serves as Kingtone’s Chairman.  The total contracted value of this agreement, including value-added taxes and other taxes, was RMB 4 million, or approximately $586,000. The project was performed from May 2009 to June 2009. Pursuant to the agreement, Kingtone Information provided certain services including designing, manufacturing, installing and adjusting the production facilities for Jinong’s compound fertilizer for drip irrigation. Kingtone Information was also responsible for debugging the system and training Jinong employees to operate the production line. The agreement required Kingtone Information to complete the project within 25 days unless there were causes for delay beyond its control. The agreement sets forth an eighteen month warranty period during which Jinong is entitled to receive certain spare parts for the facilities and to receive maintenance and repair services at no cost.

On October 20, 2008, we entered into an agreement with Kingtone Information with respect to the construction of the phase II expansion of an integrated pipeline control project for Jinong. The total contracted value, including VAT and other taxes, was RMB 5.2 million, or approximately $760,000. The project was performed from December 2008 to June 2009. The term of the agreement is from the date of its signing until one year after the operation of the subject project. Pursuant to the agreement, Kingtone Information provided services in order to develop and install the automation system solution for Jinong’s phase II production line and to upgrade the automation system solution for its phase I production line. Work related to the phase II production line included the development of automation system software, setup of integrated automation management and control computer network to realize relevant data collection, and automatic management and control of the production process. Work related to the phase I production line included upgrading the existing automation system so that phase I and phase II automation systems become integrated into the same management and control system. In addition to the wired automation system, Kingtone Information also developed and installed a wireless system solution for Jinong. This wireless system solution integrates into Jinong’s production automation system and the plant video surveillance system.

Independence of the Board of Directors

Our Board of Directors during the fiscal year ended June 30, 2009 was composed of five (5) members. Messrs. Yizhao Zhang, Barry Raeburn and Lianfu Liu qualified as independent directors in accordance with the published listing requirements of the NYSE Amex (formerly the American Stock Exchange). The NYSE Amex independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE Amex rules, our Board of Directors made an affirmative determination as to each independent director that no relationship existed which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Agriculture, Inc.

Date: December 30, 2010	By:	/s/ Tao Li
Tao Li
President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 30, 2010	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO
(principal executive officer)

December 30, 2010	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal accounting officer)

December 30, 2010	/s/ Yu Hao
Yu Hao, Director

December 30, 2010	/s/ Lianfu Liu
Lianfu Liu, Director

December 30, 2010	/s/ Yizhao Zhang
Yizhao Zhang, Director

December __, 2010
Robert B. Fields, Director

China Green Agriculture, Inc.
Exhibit Index to Amendment No. 1 to Annual Report on Form 10-K
For the Year Ended June 30, 2009

No.	Description

10.1
English translation of Processing Contract for the Complete Equipment Installation of Drip Fertilizer dated June 19, 2008 between Xi’an Kingtone Information Technology Co., Ltd. and Shaanxi Techteam Jinong Humic Acid, Ltd.

10.2
English translation of Contract for Integrated & Wireless Pipeline Control System of Shaanxi Techteam Jinong Humic Acid Products Co., Ltd dated October 20, 2008 between Xi’an Kingtone Information Technology Co., Ltd. and Shaanxi Techteam Jinong Humic Acid, Ltd.

31.1	Certification of Tao Li pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ken Ren pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Tao Li and Ken Ren pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.