Form 10-Q
period 2010-12-31
China Green Agriculture, Inc.
filed 2011-02-09
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-34260

CHINA GREEN AGRICULTURE, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3 rd Floor, Borough A, Block A, No. 181,
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
( Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of February 8, 2011, there were 26,848,259 shares of common stock, $.001 par value per share, issued, of which 25,937,887 were outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets	4
	As of December 31, 2010 and June 30, 2010 (Unaudited)

	Consolidated Statements of Income and Comprehensive Income	5
	For the Three and Six Months Ended December 31, 2010 and 2009 (Unaudited)

	Consolidated Statements of Cash Flows	6
	For the Six Months Ended December 31, 2010 and 2009 (Unaudited)

	Notes to Consolidated Financial Statements	7
	As of December 31, 2010 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	44

Item 6.	Exhibits	44

Signatures		45

Exhibits/Certifications		46

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010
(UNAUDITED)

	December 31, 2010	June 30, 2010

ASSETS

Current Assets
Cash and cash equivalents	$56,686,587	$62,335,437
Accounts receivable, net	14,585,377	15,571,888
Inventories	30,151,381	11,262,647
Other assets	326,937	86,824
Related party receivables	185,268	-
Advances to suppliers	15,779,347	221,280
Total Current Assets	117,714,897	89,478,076

Plant, Property and Equipment, Net	47,327,181	29,368,515

Construction In Progress	2,929,923	257,077

Other Assets - Non Current	6,302,902	1,098,704

Intangible Assets, Net	27,517,452	11,585,570

Goodwill	1,419,836	-

Total Assets	$203,212,191	$131,787,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,045,089	$328,124
Unearned revenue	19,507,197	41,645
Accrued expenses and other payables	5,540,615	507,705
Amount due to related parties	69,349	68,164
Taxes payable	5,464,640	2,304,382
Short term loans	6,295,550	-
Other short-term liability	3,859,977	-
Total Current Liabilities	43,782,417	3,250,020

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding
Common stock, $.001 par value, 115,197,165 shares authorized, 26,848,260 and 24,572,328 shares issued, and 25,937,887 and 24,572,328 shares outstanding, as of December 31, 2010 and June 30, 2010, respectively)	25,938	24,573
Additional paid-in capital	88,876,585	75,755,682
Statutory reserve	7,257,675	5,864,648
Retained earnings	56,160,658	43,536,408
Accumulated other comprehensive income	7,108,918	3,356,611
Total Stockholders’ Equity	159,429,774	128,537,922

Total Liabilities and Stockholders’ Equity	$203,212,191	$131,787,942

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2010	2009	2010	2009
Sales
Jinong	$14,251,229	$9,110,797	$30,822,522	$19,289,446
Gufeng	18,875,897	-	40,676,931	-
Jintai	2,184,612	2,061,319	3,295,206	3,159,490
Net sales	35,311,738	$11,172,116	74,794,659	22,448,936
Cost of goods sold
Jinong	6,791,183	3,267,122	13,644,970	7,002,486
Gufeng	14,998,764	-	33,899,277	-
Jintai	1,188,965	1,135,221	1,778,259	1,717,718
Cost of goods sold	22,978,912	4,402,343	49,322,506	8,720,204
Gross profit	12,332,826	6,769,773	25,472,153	13,728,732
Operating expenses
Selling expenses	1,589,006	520,096	3,004,991	735,767
General and administrative expenses	2,871,064	814,551	4,969,251	1,348,730
Total operating expenses	4,460,070	1,334,647	7,974,242	2,084,497
Income from operations	7,872,756	5,435,126	17,497,911	11,644,235
Other income (expense)
Other income (expense)	2,084	(413)	(9,859)	553
Interest income	87,925	52,656	152,916	81,922
Interest expense	(117,852)	(44,335)	(294,527)	(105,644)
Total other income (expense)	(27,843)	7,908	(151,470)	(23,169)
Income before income taxes	7,844,913	5,443,034	17,346,441	11,621,066
Provision for income taxes	1,615,421	722,041	3,329,164	1,652,798
Net income	6,229,492	4,720,993	14,017,277	9,968,268
Other comprehensive income
Foreign currency translation gain/(loss)	2,458,260	31,284	3,752,307	6,354
Comprehensive income	$8,687,752	$4,752,277	$17,769,584	$9,974,622

Basic weighted average shares outstanding	25,937,866	23,266,097	25,930,424	22,450,562
Basic net earnings per share	$0.24	$0.20	$0.54	$0.44
Diluted weighted average shares outstanding	26,393,072	23,286,653	26,383,123	22,471,118
Diluted net earnings per share	0.24	0.20	0.53	0.44

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECMEBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income	$14,017,277	$9,968,268
Adjustments to reconcile net income to net cash provided by operating activities

Issuance of equity for compensation	1,542,337	-
Depreciation	1,715,800	986,663
Amortization	480,953	150,318

Decrease / (Increase) in current assets, net of effects from acquisitions:
Accounts receivable	1,721,402	(2,797,999)
Other receivables	(662,984)	(321)
Inventories	(85,162)	(2,719,957)
Advances to suppliers	(19,956,392)	(142,513)
Other assets	45,480	(35,952)
(Decrease) / Increase in current liabilities, net of effects from acquisitions:
Accounts payable	(3,263,212)	(395,573)
Unearned revenue	(244,631)	141,422
Tax payables	3,029,953	391,854
Other payables and accrued expenses	2,862,260	436,338
Net cash provided by operating activities	1,203,081	5,982,548

Cash flows from investing activities
Purchase of plant, property, and equipment	(1,990,803)	(2,440,748)
Purchase of intangible assets	-	(10,703,302)
Acquisition of Gufeng, net of cash acquired	(6,720,539)	-
Amounts increase in construction in progress	(1,847,306)	(4,730)
Net cash used in investing activities	(10,558,648)	(13,148,780)

Cash flows from financing activities
Repayment of loan	-	(979,876)
Borrows of loan	2,238,000	-
Proceeds from issuance of shares	-	51,373,234
Restricted cash	-	46,683
Net cash provided by financing activities	2,238,000	50,440,041

Effect of exchange rate change on cash and cash equivalents	1,468,717	114,236
Net increase (decrease) in cash and cash equivalents	(5,648,850)	43,388,045

Cash and cash equivalents, beginning balance	62,335,437	17,795,447
Cash and cash equivalents, ending balance	$56,686,587	$61,183,492

Supplement disclosure of cash flow information
Interest expense paid	$116,105	$(88,936)
Income taxes paid	$316,320	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer and mixed organic-inorganic compound fertilizer and the development, production and distribution of agricultural products. The Company was incorporated in 1987, but entered its current lines of business in December 2007.

The Company’s corporate structure as of December 31, 2010 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

Subsequent Events

The Company evaluates events subsequent to the end of the fiscal quarter through the date the financial statements are filed with the Commission for recognition or disclosure in the consolidated financial statements. Events that provide additional evidence about material conditions that existed at the date of the balance sheet are evaluated for recognition in the consolidated financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but occurred after the balance sheet date are evaluated for disclosure in the notes to the consolidated financial statements.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of December 31, 2010 and June 30, 2010, the Company had accounts receivable of $14,585,377 and $15,571,888, net of allowance for doubtful accounts of $222,008 and $193,403, respectively.

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

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2010 and June 30, 2010, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had no assets and liabilities measured at fair value at December 31, 2010.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

Revenue recognition

Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of December 31, 2010 and June 30, 2010, the Company had unearned revenues of $19,507,197 and $41,645, respectively.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Segment reporting

The Company utilizes the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As of December 31, 2010, the Company, through its subsidiaries is engaged in the following businesses: fertilizer products (Jinong and Gufeng), agricultural products (Jintai) and research and development (Yuxing).

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net Income for Basic Earnings Per Share	$6,229,492	$4,720,993	$14,017,277	$9,968,268
Basic Weighted Average Number of Shares	25,937,866	23,266,097	25,930,424	22,450,562
Net Income per Share – Basic	0.24	0.20	0.54	0.44
Net Income for Diluted Earnings Per Share	6,229,492	4,720,993	14,017,277	9,968,268
Diluted Weighted Average Number of Shares	26,393,072	23,286,653	26,383,123	22,471,118
Net Income per Share – Diluted	$0.24	$0.20	$0.53	$0.44

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

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The adoption of ASU No. 2010-20 did not have an impact on the financial statements and footnotes.

NOTE 3 – ACQUISITION

Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) was founded in 1993. Its wholly-owned subsidiary Beijing Tianjuyuan Fertilizer Co., Ltd. (“Tianjuyuan”) was founded in 2001 and was acquired by Gufeng on May 4, 2010. Both companies are based in Beijing, and registered to produce compound fertilizer, blended fertilizer, organic compound fertilizer and mixed, organic-inorganic compound fertilizer and sell their products throughout China and abroad.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Company has recognized a liability based on the acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the targets. Based on the Company’s estimation, an initial liability of $2.9 million (341,390 shares) was recorded. During the measurement period in the current quarter, the Company increased the contingent consideration liability to $3.9 million (455,186 shares) based on a revised estimated target achievement. Changes in the fair value of the acquisition-related contingent consideration during the measurement period, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue and net income expected to be achieved and changes in their stock price, are being recognized in goodwill in the period in which the estimated fair value changes. The accompanying consolidated financial statements include the financial results of these companies from the date of acquisition.

The estimated fair values of net assets acquired and presented below are preliminary and are based on the information that was available as of the acquisition date and prior to the filing of this Quarterly Report on Form 10-Q. The Company believes that the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations as soon as practicable, but no later than one year from the respective acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Gufeng. Since the acquisition and the initial preliminary purchase price allocation, net adjustments of $12.5 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

($ in millions)
Purchase Price	$24.3
Fair Value of Assets Acquired:
Current assets	25.1
Fixed assets	17.3
Intangible assets	15.8
Other assets	-
Total Assets Acquired	$58.2

Fair Value of Liabilities Assumed:
Current liabilities	$15.9
Deferred revenue	19.4
Deferred tax liabilities, net	-
Total Liabilities Assumed	$35.3

Goodwill (1)	$1.4

(1)   The goodwill of $1.4 million is non-deductible for tax purposes.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

	For the Three
	Months Ended	For the Six
($ in millions, except per share data)	December 31, 2010	Months Ended December 31, 2010
Net Sales	$19.7	$48.5
Net Income	$5.3	$12.1
Basic earnings per share	$0.23	$0.54
Diluted earnings per share	$0.23	$0.54

Acquisition related expenses consist of integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net.

Pretax charges approximating $0.2 million were recorded for acquisition and integration related costs in the period ended December 31, 2010.  These charges were recorded as general and administrative expenses.  As the acquisition took place on July 2, 2010, the Company’s statement of income for the period ended December 31, 2010 included the operations of the Company and Gufeng.

NOTE 4 – INVENTORIES

Inventories consisted of the following as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010
Raw materials	$4,754,015	$314,267
Supplies and packing materials	856,257	113,146
Work in progress	91,026	10,686,325
Finished goods	24,450,083	148,909
Total	$30,151,381	$11,262,647

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of December 31, 2010 and June, 30 2010:

	December 31,	June 30,
	2010	2010
Advancement	$208,125	$41,875
Promotional material	72,145	44,949
Prepaid insurance	46,667	-
Total	$326,937	$86,824

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Advancement represents advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2010 and June, 30, 2010:

	December 31,	June 30,
	2010	2010
Building and improvements	$37,406,782	$11,719,363
Auto	1,353,601	117,295
Machinery and equipment	18,470,958	21,628,525
Agriculture assets	1,387,896	1,528,898
Total property, plant and equipment	58,619,237	34,994,081
Less: accumulated depreciation	(11,292,056)	(5,625,566)
Total	$47,327,181	$29,368,515

Depreciation expenses for the three months ended December 31, 2010 and 2009 were $862,837 and $542,448, respectively. Depreciation expenses for the six months ended December 31, 2010 and 2009 were $1,715,800 and $986,663, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 – CONSTRUCTION IN PROGRESS

As of December 31, 2010 and June 30, 2010, construction in progress, representing construction for a new product line and other buildings amounted to $2,929,923 and $257,077, respectively.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010
Land use rights, net	$11,920,948	$11,495,058
Technology patent, net	51,990	90,512
Customer relationships, net	8,069,428	-
Trademarks	7,475,086	-
Total	$27,517,452	$11,585,570

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB 73,184,895 (or $11,102,149). The intangible asset is being amortized over the grant period of 50 years.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB 1,045,950 (or $158,670). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB 7,285,099 (or $1,105,150). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010
Land use rights	$12,365,969	$11,866,105
Less: accumulated amortization	(445,021)	(371,047)
Total land use rights, net	$11,920,948	$11,495,058

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $891,248). The intangible asset is being amortized over the patent period of 10 years.

The technology know-how consisted of the following as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010
Technology know-how	$891,248	$866,338
Less: accumulated amortization	(839,258)	(775,826)
Total technology know-how, net	$51,990	$90,512

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 55,992,980 (or $8,494,135) and is amortized over the remaining useful life of ten years. See Note 3.

	December 31,	June 30,
	2010	2010
Customer relationships	$8,494,135	$-
Less: accumulated amortization	(424,707)	-
Total customer relationships, net	$8,069,428	$-

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be $7,475,086 and is subject to an annual impairment test. See Note 3.

Total amortization expenses of intangible assets for the three months ended December 31, 2010 and 2009 amounted to $399,810 and $107,132, respectively. Total amortization expenses of intangible assets for the six months ended December 31, 2010 and 2009 amounted to $480,953 and $150,318, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) twelve-month periods-ended December 31, 2010, are as follows:

December 31, 2011	$1,077,909
December 31, 2012	984,768
December 31, 2013	984,768
December 31, 2014	984,768
December 31, 2015	984,768

NOTE 9 - AMOUNT DUE TO RELATED PARTIES

As of December 31, 2010 and June 30, 2010, the amount due to related parties was $69,349 and $68,164, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010
Payroll payable	$164,483	$8,848
Welfare payable	321,340	164,051
Accrued expenses	881,417	334,806
Other payables	3,558,606	-
Other levy payable	149,346	-
Accrued legal	465,423	-
Total	$5,540,615	$507,705

NOTE 11 - LOAN PAYABLES

The short-term loans payable consist of four loans which mature on dates ranging from January 13, 2011 through June 17, 2011 with interest rates ranging from 5.58% to 6.37%. The loans are collateralized by the Company’s land use rights.

The interest expense from these short-term loans were $117,852 and $44,335 for three months ended December 31, 2010 and 2009, respectively. The interest expenses from these short-term loans were $294,527 and $105,644 for the six months ended December 31, 2010 and 2009, respectively.

NOTE 12 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the PRC replaced the existing tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% rate that was applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007, and accordingly, it made provision for income taxes for the three months ended December 31, 2010 and 2009 of $925,129 and $1,645,525, respectively, and $2,212,538 and $2,576,282 for the six months ended December 31, 2010 and 2009, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $690,292 and $1,116,626 for the three and six months ended December 31, 2010, respectively. Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. The VAT exemption applies to all agricultural products sold by Jintai, and all but a nominal amount of agricultural products sold by Jinong.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Income Taxes and Related Payables

Taxes payable consisted of the following as of December 31, 2010 and June 30, 2010:

	December 31,	June 30,
	2010	2010
VAT provision (credit)	$3,996	$(24,655)
Income tax payable	5,144,042	2,020,253
Other levies	316,602	308,784
Total	$5,464,640	$2,304,382

Income Taxes in the Consolidated Statements of Operations and Comprehensive Income

The provision for income taxes for the six months ended December 31, 2010 and 2009 consisted of the following:

	December 31,	December 31,
	2010	2009
Current Tax	$3,329,164	$1,652,798
Deferred Tax	-	-
Total	$3,329,164	$1,652,798

Tax Rate Reconciliation

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the six months ended December 31, 2010 and 2009 for the following reasons:

	December 31, 2010
	China		United States
	15% - 25%		34%		`Total

Pretax income (loss)	20,365,391		(3,018,950)		17,346,441

Expected income tax expense (benefit)	5,091,348	25.0%	(1,026,443)	34.0%	4,064,905
High-tech income benefits on Jinong	(1,475,026)	(7.2)%			(1,475,026)
Income tax benefit of nontaxable income on Jintai	(351,565)	(1.7)%			(351,565)
Other	64,407	0.3%			64,407
Change in valuation allowance on deferred tax asset from US tax benefit			1,026,443	(34.0)%	1,026,443
Actual tax expense	3,329,164	16.3%	-	-%	19.2%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

	December 31, 2009
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	12,222,996		(601,930)		11,621,066

Expected income tax expense (benefit)	3,055,749	25.0%	(204,656)	34.0%	2,851,093
High-tech income benefits on Jinong	(1,101,866)	(9.0)%			(1,101,866)
Income tax benefit of nontaxable income on Jintai	(319,315)	(2.6)%			(319,315)
Other	18,230	0.1%			18,230
Change in valuation allowance on deferred tax asset from US tax benefit			204,656	(34.0)%
Actual tax expense	1,652,798	13.5%	-	-%	14.2%

NOTE 13 – STOCKHOLDERS’ EQUITY

Reclassification of Temporary Equity

On December 26, 2007 the Company issued 6,313,617 shares (the “Shares”) of common stock to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement (the “Private Placement”). The Securities Purchase Agreement (“SPA”) set forth a contingency which gave the Investors the right to redeem the Shares in the event the Share Exchange was forced to be unwound as a result of any material adverse effect due to PRC governmental actions. As a result of the redemption feature, the Company recorded the Private Placement as temporary equity. In July 2009, the Investors and the Company entered into a Waiver and Consent pursuant to which the Investors consented to waive all their rights associated with the liquidated damages under Section 4.16 of SPA. As a result, such temporary equity was no longer necessary for the purposes of the Company’s balance sheet as of June 30, 2010.

Common Stock

The Company issued 4,025,000 shares of common stock at a public offering price of $7.15 per share in an underwritten offering and received total gross proceeds of approximately $28.8 million on July 24, 2009. The shares were sold under the Company's previously filed shelf registration statement, which was declared effective by the Commission on June 12, 2009 (the “Shelf S-3”). The Company uses the net proceeds to expand its production facilities through the construction of new greenhouse at Yuxing.

The Company completed the sale of 1,282,052 shares of common stock at a public offering price of $15.60 per share on November 25, 2009 in a registered direct offering for gross proceeds of approximately $20 million. On December 16, 2009, the placement agent exercised rights to place up to 320,512 additional shares of common stock at a price of $15.60 per share, for additional gross proceeds of $4,999,987. The shares were sold under the Shelf S-3.

On January 3, 2010, the Company made a one-time grant of an aggregate of 120,000 shares of restricted common stock of the Company to certain members of management and officers under the 2009 Equity Incentive Plan of the Company. Pursuant to the terms of the grant, one-third of the shares vested on February 2, 2010, one-third of the shares vested on December 31, 2010 because the Company achieved certain financial performance targets for the fiscal year ended June 30, 2010 and the remaining one-third of the shares will vest on December 31, 2011 if certain financial performance targets are achieved for the fiscal year ending June 30, 2011. Additionally, the Company made a one-time grant of an aggregate of 22,961 shares of performance-based restricted common stock to certain officers, which vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved certain financial performance targets for the fiscal year ended June 30, 2010.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On February 10, 2010, the Company made a one-time grant of an aggregate of 50,700 shares of restricted common stock to certain independent directors and key employees under the 2009 Equity Incentive Plan. Pursuant to the terms of the grant, one-third of the shares vested on March 10, 2010, one-third of the shares vested on December 31, 2010 and the remaining one-third of the shares will vest on December 31, 2011 if certain financial targets are achieved. Additionally, the Company also granted to certain independent directors and key employees an aggregate of 70,500 shares of performance-based restricted common stock, which automatically vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

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

As of December 31, 2010, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

NOTE 14 – STOCK OPTIONS

On August 17, 2009, some directors, officers and employees exercised options to purchase an aggregate of 84,500 shares of common stock in a cashless manner and received 61,239 shares of common stock as a result of the cashless exercise.

On January 3, 2010, the Company made a one-time grant of options to purchase an aggregate of 150,000 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share, the closing price of common stock on the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on February 2, 2010, one-third of the options vested on December 31, 2010 because the Company achieved certain financial performance targets for the fiscal year ended June 30, 2010 and the remaining one-third of the options will vest on December 31, 2011 if certain financial performance targets are achieved for the fiscal year ending June 30, 2011.

On January 3, 2010, the Company also made a grant of performance-based options to purchase an aggregate of 45,291 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share, the closing price of the common stock on the previous trading day. Pursuant to the terms of the grant, the options automatically vest in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved certain financial performance targets for the fiscal year ended June 30, 2010.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

On February 3, 2010, one independent director resigned and all his vested and unvested options were forfeited pursuant to his grant agreement with the Company.

On February 7, 2010, the Company appointed a new independent director and issued to him performance-based options to purchase 10,000 shares of common stock under the 2009 Equity Incentive Plan at an exercise price of $14.02 per share, the closing price of the common stock on the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on March 8, 2010, one-third of the options will vested on December 31, 2010 because the Company achieved certain financial performance targets for the fiscal year ended June 30, 2010 and the remaining one-third of the options will vest on December 31, 2011 if certain financial performance targets are achieved for the fiscal year ending June 30, 2011.

The Company’s calculations are made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2 years; 75.2%-75.6% stock price volatility; risk-free interest rate of 1.63% and no dividends during the expected term. Stock compensation expense is recognized based on awards expected to vest. The forfeitures are estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it is different from those estimates. During the three months ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense of $898,261 and $0, respectively. During the six months ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense of $1,542,336 and $0, respectively.

Options outstanding as of December 31, 2010 and related weighted average price and intrinsic value are as follows:

		Weighted
		Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2009	121,500	$4.49
Granted	205,291	$14.67
Forfeited/Canceled	(22,000)	$9.95
Exercised	(109,500)	$4.32
Outstanding, June 30, 2010	195,291	$14.67
Granted	-	-
Forfeited/Canceled	-	-
Exercised	-
Outstanding, December 31, 2010	195,291	$14.67	$-
Exercisable. December 31, 2010	115,099	$14.67	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The following table summarizes the options outstanding as of December 31, 2010:

Options outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	December 31, 2010	Price	(Years)

14.02-14.70	195,291	14.67	1.31

The following table summarizes the options exercisable as of December 31, 2010:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	December 31, 2010	Price	(Years)

14.02-14.70	115,099	14.67	1.31

NOTE 15 – SIGNIFICANT RISKS AND UNCERTAINTIES INCLUDING BUSINESS AND CREDIT CONCENTRATIONS AND LITIGIATION

Market Concentration

All of the Company's revenue-generating operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things , the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Vendor and Customer Concentration

There was no vendor from which the Company purchased more than 10% of its raw materials for the six months ended December 31, 2010. There is no accounts payable to this vender as of December 31, 2010.

There was one vendor from which the Company purchased more than 10% of its raw materials for the six months ended December 31, 2009. There is no accounts payable to this vender as of December 31, 2009.

There was no customer that accounted for over 10% of the total sales for the six months ended December 31, 2010 and 2009.

Concentration of Cash

The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of December 31, 2010 was $56,686,587. There is no insurance securing these deposits in China. In addition, the Company also had $2,263,307 in cash in two banks in the United States as of December 31, 2010, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  The complaint alleges that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making material misstatements and omissions about the Company’s true financial condition. The complaint alleges, among other things, that the financial statements for the fiscal year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Commission are materially false and misleading on the basis that such financial statements materially differ from certain financial information the Company reported to certain governmental agencies in the People’s Republic of China.  The plaintiffs claim that such allegedly misleading financial statements inflated the price of the Company’s common stock and seek monetary damages in an amount to be determined at trial.

On December 10, 2010, a complaint was filed by one of the Company shareholders, derivatively on the Company’s behalf, against certain of the Company’s officers and directors and against the Company, as a nominal defendant, in the First Judicial District Court of the State of Nevada in and for Carson City. The complaint alleges, among other things, various violations of state law by such officers and directors, including breach of fiduciary duty, waste of corporate assets and unjust enrichment. The plaintiff requests the court to, among other remedies, award us restitution from such officers and directors and cause the Company to put to a vote of the Company’s shareholders certain actions to reform the Company’s corporate governance and internal procedures.

On January 5, 2011, a complaint was filed by two of the Company’s shareholders, derivatively on the Company’s behalf, against certain of the Company’s officers and directors and other parties, and against the Company, as a nominal defendant, in the United States District Court, District of Columbia. The complaint alleges, among other things, that such officers and directors breached their fiduciary duties by knowingly filing inaccurate and inconsistent financial statements and other filings with the Commission and by failing to correct such allegedly inaccurate financial disclosure. The plaintiffs request the court to, among other remedies, award the Company damages in the amount sustained by the defendants’ alleged breach of fiduciary duties and other violations of law, and award such other equitable relief to remedy the defendant’s breaches of fiduciary duties and other violations of law.

On January 12, 2011, two separate complaints were filed by different shareholders, derivatively on the Company’s behalf, against certain of the Company’s current and former officers and directors and against the Company, as nominal defendant, in the Eighth Juridical District Court, Clark County, Nevada. Each of the complaints allege, among other things, that the defendants breached their fiduciary duties by disseminating false and misleading information to shareholders via public filings and other communications, failing to maintain internal controls and procedures and failing to properly oversee and manage the company. Each of the complaints also allege unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the defendants. Each of the plaintiffs requests the court to, among other remedies, award damages caused by the breach of defendants’ fiduciary duties, award the Company restitution from such officers and directors and cause the Company to put to a vote of the Company’s shareholders certain actions to reform the Company’s corporate governance and internal procedures.

The Company intends to vigorously defend each of these lawsuits.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 16 – SEGMENT REPORTING

The Company was organized into four main business segments: fertilizer production (Jinong & Gufeng), agricultural products production (Jintai) and research and development center that is currently under construction (Yuxing). The following tables present a summary of our businesses’ and operating segments’ results.

	For the three months ended
	December 31,
	2010	2009
Revenues from unaffiliated customers:
Jinong	$14,251,229	$9,110,797
Gufeng	18,875,897	-
Jintai	2,184,612	2,061,319
Yuxing	-	-
Consolidated	$35,311,738	$11,172,116

Operating income :
Jinong	$6,099,792	$4,925,511
Gufeng	2,710,717	-
Jintai	968,805	839,233
Yuxing	(85,750)	(55,077)
Reconciling item (1)	-	-
Reconciling item (2)	(922,546)	(274,541)
Reconciling item (2)—stock compensation	(898,262)	-
Consolidated	$7,872,756	$5,435,126

Net income:
Jinong	$5,242,398	$4,213,250
Gufeng	1,923,078	-
Jintai	968,787	839,304
Yuxing	(84,801)	(55,071)
Reconciling item (1)	840	5,323
Reconciling item (2)	(1,820,810)	(274,541)
Consolidated	$6,229,492	$4,728,265

Depreciation and Amortization:
Jinong	$783,301	$564,709
Gufeng	362,628	-
Jintai	42,355	31,355
Yuxing	74,363	53,517
Consolidated	$1,262,647	$649,581

Interest expense:
Jinong	$-	$44,335
Gufeng	117,852	-
Consolidated	$117,852	$44,335

Capital Expenditure:
Jinong	$865,887	$3,010
Gufeng	327,396	-
Jintai	-	-
Yuxing	20,851	4,730
Consolidated	$1,214,134	$7,740

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

	For the six months ended
	December 31,
	2010	2009
Revenues from unaffiliated customers:
Jinong	$30,822,522	$19,289,446
Gufeng	40,676,931	-
Jintai	3,295,206	3,159,490
Yuxing	-	-
Consolidated	$74,794,659	$22,448,936

Operating income :
Jinong	$14,619,350	$11,049,785
Gufeng	4,633,698	-
Jintai	1,406,251	1,277,140
Yuxing	(139,812)	(72,924)
Reconciling item (1)	-	-
Reconciling item (2)	(1,479,239)	(609,766)
Reconciling item (2)—stock compensation	(1,542,337)	-
Consolidated	$17,497,911	$11,644,235

Net income:
Jinong	$12,537,716	$9,373,129
Gufeng	3,230,784	-
Jintai	1,406,260	1,277,260
Yuxing	(138,532)	(72,918)
Reconciling item (1)	2,627	7,835
Reconciling item (2)	(3,021,578)	(617,038)
Consolidated	$14,017,277	$9,968,268

Depreciation and Amortization:
Jinong	$1,362,336	$1,008,924
Gufeng	631,241	-
Jintai	73,729	56,701
Yuxing	129,447	71,356
Consolidated	$2,196,753	$1,136,981

Interest expense:
Jinong	$-	$105,644
Gufeng	294,527	-
Consolidated	$294,527	$105,644

Capital Expenditure:
Jinong	$1,419,786	$2,440,748
Gufeng	536,828	-
Jintai	-	-
Yuxing	34,189	10,708,032
Consolidated	$1,990,803	$13,148,780

Identifiable assets:
Jinong	$101,717,304	$88,658,686
Gufeng	65,284,782	-
Jintai	14,632,624	10,161,564
Yuxing	19,264,101	10,724,673
Reconciling item (1)	2,269,121	13,026,892
Reconciling item (2)	44,259	32,991
Consolidated	$203,212,191	$122,604,806

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 17 - COMMITMENTS AND LEASES

In July 2007, Jinong signed an office lease with the Group Company at a monthly rent of $954 (RMB 6,460) per month. On September 30, 2010, Jinong cancelled this lease agreement with the Group Company without penalty and signed a two year lease effective as of July 1, 2010 directly with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), who owns the property. Kingtone Information is a Variable Interest Entity (“VIE”) controlled by Kingtone Wirelessinfo Solution Holoding Ltd. (“Kingtone Wirelessinfo”), whose Chairman and majority shareholder is Mr. Tao Li, the Chairman, President and Chief Executive Officer of the Company. According to the new lease agreement, the monthly rent is $1,596 (RMB 10,800).

In January 2008, Jintai signed a ten year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $768 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $437 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $8,486 and $5,122 as rent expenses for the three months ended December 31, 2010 and 2009, respectively. The Company recorded an aggregate of $16,944 and $10,244 as rent expenses for the six months ended December 31, 2010 and 2009, respectively. Rent expenses for the next twelve month periods ended December 31, 2010 is as follows:

December 31, 2011	$33,943
December 31, 2012	24,275
December 31, 2013	14,607
December 31, 2014	14,607
December 31, 2015	14,607

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

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan.  Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng and Tianjuyuan. In addition, through Jintai and Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and research and development (Yuxing).

Jintai and Yuxing also serve as a research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng, which we acquired in July 2010, generated approximately 93.9% and 81.5% of our total revenues for the three months ended December 31, 2010 and 2009, respectively. In the six months ended December 31, 2010 and 2009, the fertilizer business conducted by Jinong and Gufeng generated 95.6% and 85.9% of our total revenues, respectively.

Fertilizer Products

As of December 31, 2010, we had developed and produced a total of 470 different fertilizer products, of which 166 and 304 were developed and produced by Jinong and Gufeng, respectively. Of these fertilizer products, 20 have been replaced by newer products.

For the three months ended December 31, 2010, we sold approximately 64,192 metric tons of fertilizer products, as compared to 3,836 metric tons for the three months ended December 31, 2009, which did not include sales of products by Gufeng. For the six months ended December 31, 2010, we sold approximately 150,655 metric tons of fertilizer products, as compared to 7,435 metric tons for the same period in 2009, which did not include sales of products by Gufeng. For the three months ended December 31, 2010, Jinong sold approximately 11,594 metric tons of fertilizer products, as compared to 3,065 metric tons for the three months ended December 31, 2009. For the six months ended December 31, 2010, Jinong sold approximately 22,235 metric tons of fertilizer products, as compared to 7,435 metric tons for the six months ended December 31, 2009. Gufeng sold approximately 52,598 metric tons of fertilizer products for the three months ended December 31, 2010. For the six months ended December 31, 2010, Gufeng sold approximately 128,420 metric tons of fertilizer products.

For the three months ended December 31, 2010, the top five provinces (or municipalities) of our total fertilizer sales accounted for 29.2% of total fertilizer revenues. The five provinces (or municipalities) and their respective percentage contribution to total fertilizer revenues were Hebei(7.0%), Jilin(6.8%),Liaoning (6.4%), Shaanxi (4.8%) and Beijing (4.1%). Jinong’s sales to the top five provinces accounted for approximately 37.1% of Jinong’s fertilizer revenue (or 15.0% of our total revenues). The five provinces and their respective percentage contribution to Jinong’s fertilizer revenues were Shaanxi (11.2%), Shandong (8.5%), Henan (6.2%), Anhui (6.1%) and Sichuan (5.1%). For the three months ended December 31, 2010, Gufeng’s sales of fertilizer products to the top five provinces accounted for approximately 39.2% of Gufeng’s fertilizer revenue (or 20.9% of our total revenues). The five provinces (or municipalities) and their respective percentage contribution to Gufeng’s fertilizer revenues were Jilin (10.1%), Hebei (9.0%), Liaoning (8.5%), Beijing (7.3%) and Inner Mongolia (4.3%).

A significant portion of our revenues are derived from sales in other countries. Gufeng exports blended fertilizer through contracted distributors to other countries including India, Zimbabwe, Mongolia, the Philippines and Brazil. The export revenues accounted for 51% of Gufeng’s fertilizer revenues (or 27.4% of our total revenues) for the three months ended December 31, 2010. In addition, we export humic-acid based compound fertilizer products and blended fertilizer products via contracted distributors. Jinong exports its humic-acid based compound fertilizers to other countries, including India, Ecuador, Pakistan and Lebanon. However, the revenues from Jinong’s export products currently account for less than 1% of our fertilizer revenues for the three months ended December 31, 2010. In December 2010, Gufeng entered into a new contract which will significantly increase Gufeng’s future export revenues.  See “Recent Developments” below.

As of December 31, 2010, we had a total of 755 distributors covering 21 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 598 distributors in China. Jinong’s sales are not dependent on any one or group of distributors. Its top five distributors accounted for 1.8% of Jinong’s fertilizer revenues (or 0.7% of our total revenues) for the three months ended December 31, 2010. Gufeng had 157 distributors, including some large state-owned enterprises. Its top five distributors accounted for 89.5% of Gufeng’s revenues (or 47.8% of our total revenues) for the three months ended December 31, 2010.

Agricultural Products

Through Jintai, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies.  We also use certain of Jintai’s and Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The five PRC provinces which accounted for 100% of our agricultural products revenue (or 6.2% of our total revenues) for the three months ended December 31, 2010 were Shaanxi (86.1%), Sichuan (7.7%),Shanxi (4.7%), Ningxia (1.3%) and Qinghai (0.2%) .

Recent Developments

During the three months ended December 31, 2010, Jinong launched four new humic-acid based liquid and powder fertilizer products, including three powder fertilizers and one broad-spectrum liquid fertilizer. Jinong’s new products generated approximately $148,522 or 1.1%, of Jinong’s fertilizer revenues for the three months ended December 31, 2010. Jinong also added 10 new distributors during the three months ended December 31, 2010. Jinong’s new distributors accounted for approximately $44,465, or 0.3%, of Jinong’s fertilizer revenues for the three months ended December 31, 2010.

During the three months ended December 31, 2010, Gufeng launched two new humic acid-based blended and functional fertilizers. These new products generated approximately $393,664, or 2.1%, of Gufeng’s fertilizer revenues for the three months ended December 31, 2010. Gufeng also added five new distributors during the three months ended December 31, 2010, which accounted for approximately $143,840, or 0.8%, of Gufeng’s fertilizer revenues.

On December 22, 2010, Gufeng entered into a contract with Sinoagri Group Holding Company Limited, a company incorporated under the laws of the PRC (“Sinoagri”), pursuant to which Sinoagri agreed to purchase binary acid compound fertilizers from Gufeng in the range of 165,000 to 180,000 metric tons to be delivered from May 2011 to September 2011.

Results of Operations

The following table shows our operating results on a consolidated basis for the three months ended December 31, 2010 and 2009.  It should be noted that our consolidated results for the 2009 period do not include the results of Gufeng and its subsidiary, Tianjuyuan, which were acquired on July 2, 2010.

	Three months ended December 31,
	2010	2009	Change	% change
Net Sales	$35,311,738	$11,172,116	24,139,622	216.1%
Jinong	14,251,229	9,110,797	5,140,432	56.4%
Gufeng	18,875,897	n/a	18,875,897	100.0%
Jintai	2,184,612	2,061,319	123,293	6.0%
Cost of Goods Sold	22,978,912	4,402,343	18,576,569	422.0%
Jinong	6,791,183	3,267,122	3,524,061	107.9%
Gufeng	14,998,764	n/a	14,998,764	100.0%
Jintai	1,188,965	1,135,221	53,744	4.7%
Gross Profit	12,332,826	6,769,773	5,563,053	82.2%
Selling Expenses	1,589,006	520,096	1,068,910	205.5%
General and Administrative Expenses	2,871,064	814,551	2,056,513	252.5%
Income from Operations	7,872,756	5,435,126	2,437,630	44.8%
Total Other Income (expense)	(27,843)	7,908	-35,751	-452.1%
Income Before Income Taxes	7,844,913	5,443,034	2,401,879	44.1%
Provision for Income Taxes	1,615,421	722,041	893,380	123.7%
Net Income	6,229,492	4,720,993	1,508,499	32.0%
Net Income Per Share (Basic and Fully Diluted)	0.24	0.20	0.04	18.4%
Basic Weighted Average Shares Outstanding	25,937,866	23,266,097	2,671,769	11.5%
Diluted Weighted Average Shares Outstanding	26,393,072	23,286,653	3,106,419	13.3%

Net Sales

Our net sales for the quarter ended December 31, 2010 were $35,311,738, an increase of $24,139,622, or 216.1%, from $11,172,116 for the three months ended December 31, 2009. This increase was largely due to the inclusion of Gufeng’s net sales during the 2010 period, which contributed $18,875,897, or 53.5%, of the total net sales. The total net sales without including Gufeng’s net sales for the three months ended December 31, 2010 were $16,435,841, an increase of $5,263,725, or 47.1%, from the same period a year ago.

For the three months ended December 31, 2010, Jinong’s net sales increased $5,140,432, or 56.4%, to $14,251,229 from $9,110,797 from the three months ended December 31, 2009. This increase was mainly attributable to stronger sales of Jinong’s main stream products including both existing and new liquid fertilizers, powder fertilizers, and particularly, the lower-margin granular fertilizers released since our 40,000 metric-ton production line began production in August 2009.

Jintai’s net sales, which include sales of agricultural products, increased by $123,293, or 6.0%, to $2,184,612 for the three months ended December 31, 2010 from $2,061,319 for the same period in 2009. As its greenhouse facility reached its full capacity in fiscal 2010, we do not expect any further significant sales growth of agriculture products from Jintai in the near future. Our Yuxing segment had no revenues during the period ended December 31, 2010. However, since we completed 100 sunlight greenhouses at Yuxing, we expect that sales revenues from agriculture products will increase when Yuxing begins to produce agriculture products later this fiscal year.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2010 were $22,978,912, an increase of $18,576,569, or 422.0%, from $4,402,343 for the three months ended December 31, 2009. This increase was mainly due to the costs attributable to the production and sale of Gufeng’s products, which accounted for 65.3% of total cost of goods sold. The total cost of goods sold without including Gufeng’s cost of goods sold for the three months ended December 31, 2010 was $7,980,148, an increase of $3,577,805, or 81.3%, from $4,402,343 for the same period a year ago.

Cost of goods sold by Jinong for the three months ended December 31, 2010 were $6,791,183, an increase of $3,524,061, or 107.9%, from $3,267,122 for the same period in 2009. As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 19.2% and 29.2% for the three months ended December 31, 2010 and 2009, respectively. The increase in cost of goods sold was primarily attributable to the increase in sales of lower-margin granular fertilizers and the increase in raw materials and packaging materials used as a result of our newly introduced powder and liquid fertilizer products.

Cost of goods sold by Gufeng for the three months ended December 31, 2010 were $14,998,764, which accounted for 65.3% of cost of goods sold.

Cost of goods sold by Jintai for the three months ended December 31, 2010 were $1,188,965, an increase of $53,744, or 4.7%, from $1,135,221 for the same period in 2009. The increase in cost of goods sold was primarily attributable to the increase in Jintai’s net sales. As a percentage of total net sales, cost of goods sold by Jintai accounted for approximately 3.4% and 10.2% for the three months ended December 31, 2010 and 2009, respectively. As a result of our acquisition of Gufeng, Jintai’s relative percentage of our total revenue and cost of goods sold was significantly reduced.

Gross Profit

Gross profit for the three months ended December 31, 2010 increased by $5,563,053, or 82.2%, to $12,332,826, as compared to $6,769,773 for the three months ended December 31, 2009.  Gross profit margin was approximately 34.9% and 60.6% for the three months ended December 31, 2010 and 2009, respectively. The decrease in gross profit margin was primarily due to the recent acquisition of Gufeng, which mainly sells low-margin granular fertilizer products. The gross profit without including Gufeng’s gross profit was $8,455,693  with a gross profit margin of 51.4%.

Gross profit generated by Jinong increased by $1,616,371, or 27.7%, to $7,460,046 for the three months ended December 31, 2010 from $5,843,675 for the three months ended December 31, 2009. Gross profit margin from Jinong’s sales was approximately 52.3% and 64.1% for the three months ended December 31, 2010 and 2009, respectively. The main reason for the decrease in Jinong’s gross profit margin was the change in product mix for the three months ended December 31, 2010 compared with a year ago. In addition, the increase of raw materials also contributed to the lower margin than before. While we have experienced fast growth in our higher-margin liquid fertilizer products, we have recently penetrated the granular and powder fertilizer market with a view toward maximizing our marketing efforts, despite the relative lower-profit margins on granular fertilizer.

Gross profit generated by Gufeng was $3,877,133 with a gross profit margin of approximately 20.5% for the three months ended December 31, 2010.

Gross profit from Jintai increased by $69,549, or 7.5%, for the three months ended December 31, 2010, to $995,647, as compared to $926,098 for the three months ended December 31, 2009.  Gross profit margin from Jintai sales was approximately 45.6% and 44.9% for the three months ended December 31, 2010 and 2009, respectively.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,589,006, or 4.5%, of net sales for the three months ended December 31, 2010 as compared to $520,096, or 4.7%, of net sales for the three months ended December 31, 2009, an increase of $1,068,910, or 205.5%. This increase was primarily due to the inclusion of Gufeng’s selling expenses for the 2010 period. The selling expenses of Gufeng were $590,891, or 3.1%, of Gufeng’s net sales.  The selling expenses of Jinong were $991,890, or 7.0%, of Jinong’s net sales, an increase of $269,478, or 37.3%, from the selling expenses of $722,412, or 3.2% of net sales for the three months ended December 31, 2009. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $2,871,064, or 8.1%, of net sales, for the three months ended December 31, 2010, as compared to $814,551, or 7.3%, of net sales, for the three months ended December 31, 2009, an increase of $2,056,513. The general and administrative expenses of Gufeng were $484,195, of which $472,765 was the non-cash amortization expenses from its estimated intangible assets. The acquisition related expenses, which mainly included professional services related to the acquisition, were $55,789 for the three months ended December 31, 2010. In addition, the non-cash stock compensation expense was $898,261 for the three months ended December 31, 2010, compared to $0 for the same period a year ago.  Additionally, during the three months ended December 31, 2010, we incurred additional legal and investor relations fees related to certain pending litigations.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the three months ended December 31, 2010 was $27,843, as compared to total other income of $7,908 for the three months ended December 31, 2009, an increase in expense of $35,751, or 452.1%. The increase in expense was mainly attributable to the $117,852  interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a “High-Tech” project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008.  Jinong incurred income tax expenses of $925,129 for the three months ended December 31, 2010, as compared to $722,041 for the same period in 2009, an increase of $203,088, or 28.1%, which was primarily attributable to our increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $690,292 for the three months ended December 31, 2010.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Net Income

Net income for the three months ended December 31, 2010 was $6,229,492, an increase of $1,508,499, or 32.0%, as compared to $4,720,993 for the three months ended December 31, 2009. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 17.6% and 42.3% for the three months ended December 31, 2010 and 2009, respectively.

SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2009.

The following table shows the operating results of the Company on a consolidated basis for the six months ended December 31, 2010 and 2009.

	Six months ended December 31,
	2010	2009	Change	% change
Net Sales	$74,794,659	$22,448,936	52,345,723	233.2%
Jinong	30,822,522	19,289,446	11,533,076	59.8%
Gufeng	40,676,931	n/a	40,676,931	100.0%
Jintai	3,295,206	3,159,490	135,716	4.3%
Cost of Goods Sold	49,322,506	8,720,204	40,602,302	465.6%
Jinong	13,644,970	7,002,486	6,642,484	94.9%
Gufeng	33,899,277	n/a	33,899,277	100.0%
Jintai	1,778,259	1,717,718	60,541	3.5%
Gross Profit	25,472,153	13,728,732	11,743,421	85.5%
Selling Expenses	3,004,991	735,767	2,269,224	308.4%
General and Administrative Expenses	4,969,251	1,348,730	3,620,521	268.4%
Income from Operations	17,497,911	11,644,235	5,853,676	50.3%
Total Other Income (expense)	(151,470)	(23,169)	-128,301	553.8%
Income Before Income Taxes	17,346,441	11,621,066	5,725,375	49.3%
Provision for Income Taxes	3,329,164	1,652,798	1,676,366	101.4%
Net Income	14,017,277	9,968,268	4,049,009	40.6%
Net Income Per Share (Basic)	0.54	0.44	0.10	21.7%
Net Income Per Share (Fully Diluted)	0.53	0.44	0.09	19.8%
Basic Weighted Average Shares Outstanding	25,930,424	22,450,562	3,479,862	15.5%
Diluted Weighted Average Shares Outstanding	26,383,123	22,471,118	3,912,005	17.4%

Net Sales

Total net sales for the six months ended December 31, 2010 were $74,794,659, an increase of $52,345,723, or 233.2%, from $22,448,936 for the six months ended December 31, 2009. This increase was largely due to the inclusion of Gufeng’s net sales during the fiscal year 2011, which contributed $40,676,931, or 54.4%, of the total net sales. The total net sales without including Gufeng’s net sales for the six months ended December 31, 2010 were $34,117,728 an increase of $11,668,792, or 52.0%, from the same period a year ago.

For the six months ended December 31, 2010, Jinong’s net sales increased $11,533,076, or 59.8%, to $30,822,522 from $19,289,446 from the six months ended December 31, 2009. This increase was mainly attributable to greater sales of new products including our liquid fertilizers, powder fertilizers, and particularly, the lower-margin granular fertilizers released since our 40,000 metric-ton production line began production in August 2009.

Jintai’s net sales increased by $135,716, or 4.3%, to $3,295,206 for the six months ended December 31, 2010 from $3,159,490 for the same period in 2009. Our Yuxing segment had no revenues during the period ended December 31, 2010. However, since we completed 100 sunlight greenhouses at Yuxing, we expect that sales revenues from agriculture products will increase when Yuxing begins to produce agriculture products later this fiscal year.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2010 were $49,322,506, an increase of $40,602,302, or 465.6%, from $8,720,204 for the six months ended December 31, 2009. This increase was mainly due to the costs attributable to the production and sale of Gufeng’s products, which accounted for 68.7% of our cost of goods sold. The total cost of goods sold without including Gufeng’s cost of goods sold for the six months ended December 31, 2010 was $15,423,229.

Cost of goods sold by Jinong for the six months ended December 31, 2010 were $13,644,970, an increase of $6,642,484, or 94.9%, from $7,002,486 for the same period in 2009.  As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 18.2% and 31.2% for the six months ended December 31, 2010 and 2009, respectively. The increase in cost of goods sold was attributable to the increase in sales of lower-margin granular fertilizers and the increase in raw materials and packaging materials used as a result of our newly introduced powder and liquid fertilizer products.

Cost of goods sold by Gufeng for the six months ended December 31, 2010 were $33,899,277 which accounted for 68.7% of total cost of goods sold.

Cost of goods sold by Jintai for the six months ended December 31, 2010 were $1,778,259, an increase of $60,541, or 3.5%, from $1,717,718 for the same period in 2009. The increase in cost of goods sold was primarily attributable to the increase in Jintai’s net sales. As a result of our acquisition of Gufeng, Jintai’s relative percentage of our total revenue and cost of goods sold was significantly reduced

Gross Profit

Total gross profit for the six months ended December 31, 2010 increased by $11,743,421, or 85.5%, to $25,472,153, as compared to $13,728,732 for the six months ended December 31, 2009. Gross profit margin was approximately 34.1% and 61.2% for the six months ended December 31, 2010 and 2009, respectively. The decrease in gross profit margin was primarily due to the recent acquisition of Gufeng, which mainly sells low-margin granular fertilizer products. The gross profit without including Gufeng’s gross profit was $18,694,499 with a gross profit margin of 54.8%.

Gross profit generated by Jinong increased by $4,890,592, or 39.8%, to $17,177,552 for the six months ended December 31, 2010 from $12,286,960 for the six months ended December 31, 2009. Gross profit margin from Jinong’s sales was approximately 55.7% and 63.7% for the six months ended December 31, 2010 and 2009, respectively. The main reason for the decrease in Jinong’s gross profit margin was the change in product mix for the three months ended December 31, 2010 compared with a year ago. In addition, the increase of raw materials also contributed to the lower margin than before.

Gross profit generated by Gufeng was $6,777,654 with a gross profit margin of approximately 16.7% for the six months ended December 31, 2010.

Gross profit from Jintai increased by $75,175, or 5.2%, for the six months ended December 31, 2010, to $1,516,947, as compared to $1,441,772 for the six months ended December 31, 2009.  Gross profit margin from Jintai sales was approximately 46.0% and 45.6% for the six months ended December 31, 2010 and 2009, respectively.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,004,991, or 4.0%, of net sales for the six months ended December 31, 2010 as compared to $735,767, or 3.3%, of net sales for the six months ended December 31, 2009, an increase of $2,269,224, or 308.4%. This increase was primarily due to the inclusion of Gufeng’s selling expenses for the fiscal year 2011. The selling expenses of Gufeng were $1,107,476, or 2.7%, of Gufeng’s net sales.  The selling expenses of Jinong were $1,884,820, or 6.1%, of Jinong’s net sales, an increase of $1,162,408, or 160.9%, from the selling expenses of $722,412, or 3.2%, of net sales for the six months ended December 31, 2009. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued due to pending litigations. General and administrative expenses were $4,969,251, or 6.6%, of net sales, for the six months ended December 31, 2010, as compared to $1,348,730, or 6.0%, of net sales, for the six months ended December 31, 2009, an increase of $3,620,521. The general and administrative expenses of Gufeng were $1,036,480 for the six months ended December 31, 2010, of which $417,707 was the non-cash amortization expenses from its estimated intangible assets. The acquisition related expenses, which mainly included professional services related to the acquisition, were $291,931 for the six months ended December 31, 2010. In addition, the non-cash stock compensation expense was $1,542,336 for the six months ended December 31, 2010, compared to $0 for the same period a year ago. Additionally, during the six months ended December 31, 2010, we incurred additional legal and investor relations fees related to certain pending litigations.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the six months ended December 31, 2010 was $151,470, as compared to total other expenses of $23,169 for the six months ended December 31, 2009, an increase in expense of $128,301, or 553.8%.  The increase was mainly attributable to the $294,527 interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong incurred income tax expenses of $2,212,538 for the six months ended December 31, 2010, as compared to $1,652,798 for the same period in 2009, an increase of $559,740, or 33.9%, which was primarily attributable to our increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,116,626 for the six months ended December 31, 2010.

As set forth above in the three-month period comparisons, Jintai currently is exempted under PRC regulations from paying income tax.

Net Income

Net income for the six months ended December 31, 2010 was $14,017,277, an increase of $4,049,009, or 40.6%, compared $9,968,268 for the six months ended December 31, 2009. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 18.7% and 44.4% for the six months ended December 31, 2010 and 2009, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2010, we were engaged in the following businesses: the production and sale of fertilizers through Jinong, Gufeng and Tianjuyuan, and the production and sale of high-quality agricultural products and research and development on new fertilizer products by Jintai. Upon the completion of its research and development center, Yuxing’s main business will be to conduct research and development on new fertilizer products and sell high-quality agricultural products. For financial reporting purposes, our operations were organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and research and development (Yuxing). Each of the segments has its own annual budget with regard to development, production and sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of December 31, 2010, cash and cash equivalents were $56,686,587, a decrease of $5,648,850, or 9.1%, from $62,335,437 as of June 30, 2010.

We intend to use some remaining net proceeds from the Public Offerings (approximately $8.5 million) to acquire new businesses, upgrade production lines and complete the greenhouse facilities for agriculture products of Yuxing located on 88-acres of land in Hu County, 18 kilometers southeast of Xi’an city. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. Notwithstanding the foregoing, we may seek additional financing for expansion purposes, which may include additional equity financings.  There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2010	2009
Net cash provided by operating activities	$1,203,081	$5,982,548
Net cash used in investing activities	(10,588,648)	(13,148,780)
Net cash provided by financing activities	2,238,000	50,440,041
Effect of exchange rate change on cash and cash equivalents	1,468,717	114,236
Net increase / (decrease) in cash and cash equivalents	(5,648,850)	43,388,045
Cash and cash equivalents, beginning balance	62,335,437,	17,795,447
Cash and cash equivalents, ending balance	$56,686,587	$61,183,492

Operating Activities

Net cash provided by operating activities was $1,203,081 for the six months ended December 31, 2010, a decrease of $4,799,476, or 79.9%, from the $5,982,548 net cash provided by operating activities for the same period in 2009. The decrease was mainly due to an increase in the advancement to suppliers from Gufeng.

Investing Activities

Net cash used in investing activities in the six months ended December 31, 2010 was $10,588,648, which was mainly used to acquire Gufeng. The net cash used in investing activities for the same period in 2009 was $13,148,780, most of which was used to purchase the land use right for the expansion of our new greenhouse facility by Yuxing.

Financing Activities

Net cash provided by financing activities in the six months ended December 31, 2010 totaled $2,238,000, mainly due to the short-term loans borrowed by Gufeng from its local banks. The net cash provided by financing activities for the same period in 2009 was $50,440,041, mainly due to the Public Offerings.

At December 31, 2010, our loans payable were as follows:

	December 31, 2010	June 30, 2010
Short term loans payable:	$6,295,550	$-
Total	$6,295,550	$-

None of our officers or shareholders has made commitments to us for financing in the form of advances, loans or credit lines.

Accounts Receivable

We had accounts receivable of $14,585,377 as of December 31, 2010, as compared to $15,571,888 as of June 30, 2010, a decrease of $986,511, or 6.3%. The decrease was primarily because the three-month period ended December 31, 2010 is a lower fertilizer sales season for Gufeng than the three-month period ended June 30, 2010.

Our allowance for doubtful accounts was $222,008 as of December 31, 2010, as compared to $193,403 as of June 30, 2010, an increase of $28,605, or 14.8%, which was mainly attributable to the acquisition of Gufeng.

Inventories

We had an inventory of $30,151,381 as of December 31, 2010, as compared to $11,262,647 as of June 30, 2010, an increase of $18,888,734, or 167.7%. This increase was mainly due to the recent acquisition of Gufeng, which had an inventory of $15,751,200 as of December 31, 2010. Inventories in other subsidiaries were $14,400,181 as of December 31, 2010, as compared to $11,262,647 as of June 30, 2010, an increase of $17,660,283, or 156.8%, mainly due to the increased work in progress at Jintai’s greenhouse facilities with more high-end flowers.

Accounts Payable

We had accounts payable of $3,045,089 as of December 31, 2010 as compared to $328,124 as of June 30, 2010, representing an increase of $2,716,965 or 828.0%, of which $52,365 was attributable to Gufeng. Neither Jintai nor Yuxing had any accounts payable as of December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

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

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our revenue consists of invoiced value of goods, net of value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Cash and cash equivalents

For purposes of the statement of cash flows, we consider all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. We review our accounts receivable outstanding balance and our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry at each fiscal year-end to determine if the bad debt allowance is adequate.

Segment reporting

ASC Topic 280, “Segment Report,” requires use of the "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As of December 31, 2010, we, through our subsidiaries are engaged in the following businesses: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and research and development (Yuxing).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2010, our accumulated other comprehensive income was $ 7.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of December 31, 2010 and June 30, 2010 was $6.3 million and $0, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2010. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

At the conclusion of the period ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)	Changes in internal controls.

In November 2010, we engaged Ernst & Young (China) Advisory Limited to review our practices and advise on us potential improvements in our internal controls over financial reporting and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

Except as stated above, during the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On December 10, 2010, a complaint was filed by one of our shareholders, derivatively on our behalf, against certain of our officers and directors and against us, as a nominal defendant, in the First Judicial District Court of the State of Nevada in and for Carson City. The complaint alleges, among other things, various violations of state law by such officers and directors, including breach of fiduciary duty, waste of corporate assets and unjust enrichment. The plaintiff requests the court to, among other remedies, award us restitution from such officers and directors and cause us to put to a vote of our shareholders certain actions to reform our corporate governance and internal procedures.

On January 5, 2011, a complaint was filed by two of our shareholders, derivatively on our behalf, against certain of our officers and directors another party, and against us, as a nominal defendant, in the United States District Court, District of Columbia.  The complaint alleges, among other things, that such officers and directors breached their fiduciary duties by knowingly filing inaccurate and inconsistent financial statements and other filings with the Securities and Exchange Commission and by failing to correct such allegedly inaccurate financial disclosure. The plaintiffs request the court to, among other remedies, award us damages in the amount sustained by the defendants’ alleged breach of fiduciary duties and other violations of law, and award such other equitable relief to remedy the defendant’s breaches of fiduciary duties and other violations of law.

On January 12, 2011, two separate complaints were filed by different shareholders, derivatively on our behalf, against certain of our current and former officers and directors and against us, as nominal defendant, in the Eighth Juridical District Court, Clark County, Nevada.  Each of the complaints allege, among other things, that defendants breached their fiduciary duties by disseminating false and misleading information to shareholders via public filings and other communications, failing to maintain internal controls and procedures and failing to properly oversee and manage the company.  Each of the complaints also allege unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the defendants.  Each of the plaintiffs requests the court to, among other remedies, award damages caused by the breach of defendants’ fiduciary duties, award us restitution from such officers and directors and cause us to put to a vote of our shareholders certain actions to reform our corporate governance and internal procedures.

We intend to vigorously defend each of these lawsuits.

Item 1A.  Risk Factors

A class action lawsuit and shareholder derivative lawsuits have been filed against us alleging violations of the federal securities laws and breach of fiduciary duties by certain of our current and former officers and directors, respectively, unfavorable outcomes of which could have a material adverse effect on our business.

A class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010, alleging that we and certain of our current and former officers violated the federal securities laws. Several shareholder derivative suits have also been filed against certain of our current and former officers and directors alleging, among other things, breach of fiduciary duties by such officers and directors.  See “Item 1. – Legal Proceedings” of this Part II.  It is possible that additional similar complaints and related derivative actions may be filed in the future. The expense of defending these litigations, and possible additional similar litigations, may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any of such litigations could have a material adverse effect on our business, results of operations and cash flows.

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: February 9, 2011	By: /s/ Tao Li
Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: February 9, 2011	By: /s/ Ken Ren
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