Form 10-Q
period 2011-03-31
China Green Agriculture, Inc.
filed 2011-05-10
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ ( Do not check if a smaller reporting company )	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,845,859 shares of common stock, $.001 par value, as of May 6, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30, 2010
(UNAUDITED)

ASSETS
	March 31, 2011	June 30, 2010

Current Assets
Cash and cash equivalents	$66,939,510	$62,335,437
Accounts receivable, net	25,349,120	15,571,888
Inventories	28,716,618	11,262,647
Other assets	1,229,912	86,824
Related party receivables	-	-
Advances to suppliers	17,789,047	221,280
Total Current Assets	140,024,207	89,478,076

Plant, Property and Equipment, Net	48,735,290	29,368,515

Construction In Progress	12,753,126	257,077

Other Assets - Non Current	1,776,676	1,098,704

Intangible Assets, Net	27,448,735	11,585,570

Goodwill	4,317,821	-

Total Assets	$235,055,855	$131,787,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,656,661	$328,124
Advances from customers	25,067,151	41,645
Accrued expenses and other payables	8,071,421	507,705
Amount due to related parties	69,554	68,164
Taxes payable	8,051,854	2,304,382
Short term loans	6,337,050	-
Other short-term liability	6,754,964	-
Total Current Liabilities	64,008,655	3,250,020

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding		-
Common stock, $.001 par value, 115,197,165 shares authorized, 25,935,487 and 24,572,328 shares issued, and 26,845,860 and 24,572,328, shares outstanding as of March 31, 2011 and June 30, 2010, respectively)	25,936	24,573
Additional paid-in capital	89,876,979	75,755,682
Statutory reserve	8,844,102	5,864,648
Retained earnings	64,046,976	43,536,408
Accumulated other comprehensive income	8,253,207	3,356,611
Total Stockholders' Equity	171,047,200	128,537,922

Total Liabilities and Stockholders' Equity	$235,055,855	$131,787,942

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010
Sales
Jinong	$16,208,041	$11,264,754	$47,030,563	$30,554,200
Gufeng	26,127,821	-	66,804,752	-
Jintai	2,317,422	2,177,523	5,612,628	5,337,013
Net sales	44,653,284	13,442,277	119,447,943	35,891,213
Cost of goods sold
Jinong	6,060,998	4,206,699	19,705,968	11,209,185
Gufeng	20,300,721	-	54,199,998	-
Jintai	1,252,056	1,125,017	3,030,315	2,842,735
Cost of goods sold	27,613,775	5,331,716	76,936,281	14,051,920
Gross profit	17,039,509	8,110,561	42,511,662	21,839,293
Operating expenses
Selling expenses	1,662,851	566,966	4,667,842	1,302,733
General and administrative expenses	3,251,804	1,335,229	8,221,055	2,683,959
Total operating expenses	4,914,655	1,902,195	12,888,897	3,986,692
Income from operations	12,124,854	6,208,366	29,622,765	17,852,601
Other income (expense)
Other income (expense)	(45,788)	492	(55,647)	1,045
Interest income	59,430	118,539	212,346	200,461
Interest expense	(154,292)	(6,813)	(448,819)	(112,457)
Total other income (expense)	(140,650)	112,218	(292,120)	89,049
Income before income taxes	11,984,204	6,320,584	29,330,645	17,941,650
Provision for income taxes	2,511,459	987,786	5,840,623	2,640,584
Net income	9,472,745	5,332,798	23,490,022	15,301,066
Other comprehensive income
Foreign currency translation gain/(loss)	1,144,289	(23,832)	4,896,596	(17,478)
Comprehensive income	$10,617,034	$5,308,966	$28,386,618	$15,283,588

Basic weighted average shares outstanding	25,936,713	24,418,325	25,932,497	23,098,783
Basic net earnings per share	$0.37	$0.22	$0.91	$0.66
Diluted weighted average shares outstanding	26,729,495	24,425,325	26,345,583	23,105,783
Diluted net earnings per share	$0.35	$0.22	$0.89	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net income	$23,490,022	$15,301,066
Adjustments to reconcile net income to net cash
provided by operating activities:
Issuance of equity for compensation	2,573,785	1,259,992
Cancelation of previously issued shares for services	(31,056)	-
Depreciation	2,813,573	1,545,413
Amortization	786,007	205,018

Decrease / (Increase) in current assets, net of effects from acquisitions:
Accounts receivable	(8,760,007)	(5,125,906)
Other receivables	(183,839)	(158,415)
Inventories	1,521,043	(3,701,733)
Advances to suppliers	(15,724,052)	(66,279)
Other assets	(1,185,965)	(73,784)
(Decrease) / Increase in current liabilities, net of effects from acquisitions:
Accounts payable	3,198,918	166,957
Advances form customers	5,096,171	37,171
Tax payables	5,559,685	(1,725,159)
Other payables and accrued expenses	5,344,211	(282,450)
Net cash provided by operating activities	24,498,496	7,381,891

Cash flows from investing activities
Purchase of plant, property, and equipment	(4,168,604)	(3,528,331)
Purchase of intangible assets	(55,814)	(10,776,152)
Acquisition of Gufeng, net of cash acquired	(6,720,539)	-
Amounts increase in construction in progress	(11,503,067)	(31,859)
Advances to suppliers - non current	(1,701,804)	(392,695)
Net cash used in investing activities	(24,149,828)	(14,729,037)

Cash flows from financing activities
Repayment of loan	-	(3,179,115)
Borrows of loan	2,253,000	-
Shares issuance cost	-	(2,232,302)
Proceeds from issuance of shares	-	53,063,824
Restricted cash	-	83,148
Net cash provided by financing activities	2,253,000	47,735,555

Effect of exchange rate change on cash and cash equivalents	2,002,405	49,455
Net increase in cash and cash equivalents	4,604,073	40,437,864

Cash and cash equivalents, beginning balance	62,335,437	17,795,447
Cash and cash equivalents, ending balance	$66,939,510	$58,233,311

Supplement disclosure of cash flow information
Interest expense paid	$(417,236)	$(95,740)
Income taxes paid	$(312,497)	$(3,081,381)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer, and mixed organic-inorganic compound fertilizer and the development, production and distribution of agricultural products. The Company was incorporated in 1987, but entered its current lines of business in December 2007.

The Company’s corporate structure as of March 31, 2011 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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
March 31, 2011
(Unaudited)

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

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of March 31, 2011 and June 30, 2010, the Company had accounts receivable of $25,349,120 and $15,571,888, net of allowance for doubtful accounts of $233,339 and $193,403, respectively.

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
March 31, 2011
(Unaudited)

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

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2011 and June 30, 2010, respectively.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had no assets and liabilities measured at fair value at March 31, 2011.

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
March 31, 2011
(Unaudited)

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

As of March 31, 2011, the Company, through its subsidiaries is engaged in the following businesses: fertilizer products (Jinong), fertilizer products (Gufeng and Tianjuyuan), agricultural products (Jintai) and research and development (Yuxing).

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net Income for Basic Earnings Per Share	$9,472,745	$5,332,798	$23,490,022	$15,301,066
Basic Weighted Average Number of Shares	25,936,713	24,418,325	25,932,497	23,098,783
Net Income per Share – Basic	0.37	0.22	0.91	0.66
Net Income for Diluted Earnings Per Share	9,472,745	5,332,7988	23,490,022	15,301,066
Diluted Weighted Average Number of Shares	26,729,495	24,425,325	26,345,583	23,105,783
Net Income per Share – Diluted	$0.35	$0.22	$0.89	$0.66

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (ASU 2010-20),  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends the guidance with ASC Topic 310, Receivables to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The adoption of ASU No. 2010-20 did not have an impact on the financial statements and footnotes.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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
March 31, 2011
(Unaudited)

Any Escrowed Shares that are not released from escrow to the Gufeng Shareholders for failure to achieve the conditions described above will be forfeited and returned to the Company for cancellation.  While the Escrowed Shares are held in escrow, the Gufeng Shareholders will retain all voting rights with respect to the Shares.

The Company has recognized a liability based on the acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the targets. Based on the Company’s estimation, an initial liability of $2.9 million (341,390 shares) was recorded. During the measurement period in the current quarter, the Company increased the contingent consideration liability to $6.8 million (796,576 shares) based on a revised estimated target achievement. Changes in the fair value of the acquisition-related contingent consideration during the measurement period, including changes from events after the acquisition date, such as changes in the Company’s estimate of the revenue and net income expected to be achieved and changes in their stock price, are being recognized in goodwill in the period in which the estimated fair value changes. The accompanying consolidated financial statements include the financial results of these companies from the date of acquisition.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Gufeng. Since the acquisition and the initial preliminary purchase price allocation, net adjustments of $10.0 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. These adjustments are summarized in the table presented below.

($ in millions)
Purchase Price	$27.2
Fair Value of Assets Acquired:
Current assets	25.1
Fixed assets	17.3
Intangible assets	15.8
Other assets	-
Total Assets Acquired	$58.2

Fair Value of Liabilities Assumed:
Current liabilities	$15.9
Deferred revenue	19.4
Deferred tax liabilities, net	-
Total Liabilities Assumed	$35.3

Goodwill (1)	$4.3

(1)   The goodwill of $4.3 million is non-deductible for tax purposes.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

	For the Three
	Months Ended	For the Nine
($ in millions, except per share data)	March 31, 2010	Months Ended March 31, 2010
Net Sales	$27.4	$75.9
Net Income	$6.0	$18.1
Basic earnings per share	$0.25	$0.79
Diluted earnings per share	$0.25	$0.79

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	For the Three
	Months Ended	For the Nine
($ in millions, except per share data)	March 31, 2010	Months Ended March 31, 2010
Net Sales	$30.5	$79.1
Net Income	$6.4	$18.5
Basic earnings per share	$0.26	$0.80
Diluted earnings per share	$0.26	$0.80

Acquisition related expenses consist of integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net.

Pretax charges approximating $0.2 million were recorded for acquisition and integration related costs in the nine-month period ended March 31, 2011.  These charges were recorded as general and administrative expenses.  As the acquisition took place on July 2, 2010, the Company’s statement of income for the period ended March 31, 2011 included the operations of the Company and Gufeng.

NOTE 4 – INVENTORIES

Inventories consisted of the following as of March 31, 2011 and June 30, 2010:

	March 31,	June 30,
	2011	2010

Raw materials	$4,883,524	$314,267

Supplies and packing materials	845,839	113,146

Work in progress	172,412	10,686,325

Finished goods	22,814,843	148,909

Total	$28,716,618	$11,262,647

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of March 31, 2011 and June, 30 2010:

	March 31,	June 30,
	2011	2010

Advancement	$1,203,245	$41,875

Promotional material	-	44,949

Prepaid insurance	26,667	-

Total	$1,229,912	$86,824

Advancement represents advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2011 and June, 30, 2010:

	March 31,	June 30,
	2011	2010

Building and improvements	$20,983,676	$11,719,363

Auto	1,346,126	117,295

Machinery and equipment	37,290,921	21,628,525

Agriculture assets	1,585,412	1,528,898

Total property, plant and equipment	61,206,135	34,994,081

Less: accumulated depreciation	(12,470,845)	(5,625,566)

Total	$48,735,290	$29,368,515

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $1,097,773 and $558,750, respectively. Depreciation expenses for the nine months ended March 31, 2011 and 2010 were $2,813,573 and $1,545,413, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 – CONSTRUCTION IN PROGRESS

As of March 31, 2011 and June 30, 2010, construction in progress, representing construction for a new product line and other buildings amounted to $12,753,126 and $257,077, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2011 and June 30, 2010:

	March 31,	June 30,
	2011	2010

Land use rights, net	$11,999,757	$11,495,058

Technology patent, net	15,749	90,512

Customer relationships, net	7,908,868	-

Trademarks	7,524,361	-

Total	$27,448,735	$11,585,570

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

The Land Use Rights consist of the following as of March 31, 2011 and June 30, 2010:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	March 31,	June 30,
	2011	2010

Land use rights	$12,447,485	$11,866,105

Less: accumulated amortization	(447,728))	(371,047)

Total land use rights, net	$11,999,757	$11,495,058

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $891,248). The intangible asset is being amortized over the patent period of 10 years.

The technology know-how consisted of the following as of March 31, 2011 and June 30, 2010:

	March 31,	June 30,
	2011	2010
Technology know-how	$897,123	$866,338

Less: accumulated amortization	(881,374))	(775,826)

Total technology know-how, net	$15,749	$90,512

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 55,992,980 (or $8,494,135) and is amortized over the remaining useful life of ten years. See Note 3.

	March 31,	June 30,
	2011	2010
Customer relationships	$8,550,128	$-

Less: accumulated amortization	(641,260))	-

Total customer relationships, net	$7,908,868	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be $7,475,086 and is subject to an annual impairment test. See Note 3.

Total amortization expenses of intangible assets for the three months ended March 31, 2011 and 2010 amounted to $305,054 and $54,701, respectively. Total amortization expenses of intangible assets for the nine months ended March 31, 2011 and 2010 amounted to $786,007 and $205,018, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) twelve-month periods-ended March 31, 2011, are as follows:

March 31, 2012	$1,011,548
March 31, 2013	995,799
March 31, 2014	995,799
March 31, 2015	995,799
March 31, 2016	995,799

NOTE 9 - AMOUNT DUE TO RELATED PARTIES

As of March 31, 2011 and June 30, 2010, the amount due to related parties was $69,554 and $68,164, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

NOTE 10 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of March 31, 2011 and June 30, 2010:

	March 31,	June 30,
	2011	2010

Payroll payable	$220,701	$8,848

Welfare payable	323,458	164,051

Accrued expenses	1,567,553	334,806

Other payables	5,841,219	-

Other levy payable	118,489	-
		-

Total	$8,071,421	$507,705

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 11 - LOAN PAYABLES

The short-term loans payable consist of four loans which mature on dates ranging from April 8, 2011 through February 1, 2012 with an interest rate of 7.26%. The loans are collateralized by the Company’s land use rights.

The interest expenses from these short-term loans were $152,318 and $6,813 for three months ended March 31, 2011 and 2010, respectively. The interest expenses from these short-term loans were $417,236 and $112,457 for the nine months ended March 31, 2011 and 2010, respectively.

NOTE 12 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the PRC replaced the existing tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007, and accordingly, it made provision for income taxes for the three months ended March 31, 2011 and 2010 of $1,186,257 and $987,786, respectively, and $3,398,795 and $2,640,584 for the nine months ended March 31, 2011 and 2010, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to an EIT rate of  25% and thus it made provision for income taxes of $1,116,755 and $2,233,381 for the three and nine months ended March 31, 2011, respectively. Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, Exemption of VAT for Organic Fertilizer Products, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. The VAT exemption applies to all agricultural products sold by Jintai, and all but a nominal amount of agricultural products sold by Jinong.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

 Income Taxes and Related Payables

Taxes payable consisted of the following as of March 31, 2011 and June 30, 2010:

	March 31,	June 30,
	2011	2010
VAT provision (credit)	$24,127	$(24,655)
Income tax payable	7,694,457	2,020,253
Other levies	333,270	308,784
Total	$8,051,854	$2,304,382

Income Taxes in the Consolidated Statements of Operations and Comprehensive Income

The provision for income taxes for the nine months ended March 31, 2011 and 2010 consisted of the following:

	March 31,	March 31,
	2011	2010
Current Tax	$5,840,623	$2,640,584
Deferred Tax	-	-
Total	$5,840,623	$2,640,584

Tax Rate Reconciliation

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the nine months ended March 31, 2011 and 2010 for the following reasons:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

March 31, 2011

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	China			United States
	15% - 25%			34%			Total

Pretax income (loss)	34,573,848			(5,243,203)			29,330,645

Expected income tax expense (benefit)	8,643,462	25.0%		(1,782,689)	34.0%		6,860,773
High-tech income benefits on Jinong	(2,338,639)	(6.8	) %	-	-		(2,338,639)
Income tax benefit of nontaxable income on Jintai	(603,406)	(1.7	) %	-	-		(603,406)
Income tax benefit of nontaxable income on Yuxing	139,206	0.4%		-	-		139,206
Change in valuation allowance on deferred tax asset from US tax benefit	-			1,782,689	(34.0	) %	1,782,689
Actual tax expense	5,840,623	16.9%		-	-%		19.9%

March 31, 2010
	China			United States
	15%- 25%			34%			Total

Pretax income (loss)	19,643,016			(1,701,366)			17,941,650

Expected income tax expense (benefit)	4,910,754	25.0%		(578,464)	34.0%		4,332,290
High-tech income benefits on Jinong	(1,725,932)	(8.8	) %				(1,725,932)
Income tax benefit of nontaxable income on Jintai	(562,470)	(2.9	) %				(562,470)
Income tax benefit of nontaxable income on Yuxing	18,232	0.1%					18,232
Change in valuation allowance on deferred tax asset from US tax benefit				578,464	(34.0	) %
Actual tax expense	2,640,584	13.4%		-	-%		14.7%

NOTE 13 – STOCKHOLDERS’ EQUITY

Reclassification of Temporary Equity

On December 26, 2007 the Company issued 6,313,617 shares (the “Shares”) of common stock to 31 accredited investors (the “Investors”) at $3.25 per share in a private placement (the “Private Placement”). The Securities Purchase Agreement (“SPA”) set forth a contingency which gave the Investors the right to redeem the Shares in the event the Share Exchange was forced to be unwound as a result of any material adverse effect due to PRC governmental actions. As a result of the redemption feature, the Company recorded the Private Placement as temporary equity. In July 2009, the Investors and the Company entered into a Waiver and Consent pursuant to which the Investors consented to waive all their rights associated with the liquidated damages under Section 4.16 of the SPA. As a result, such temporary equity was no longer necessary for the purposes of the Company’s balance sheet as of June 30, 2010.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Common Stock

The Company issued 4,025,000 shares of common stock at a public offering price of $7.15 per share in an underwritten offering and received total gross proceeds of approximately $28.8 million on July 24, 2009. The shares were sold under the Company's previously filed shelf registration statement, which was declared effective by the Commission on June 12, 2009 (the “Shelf S-3”). The Company uses the net proceeds to expand its production facilities through the construction of new greenhouses at Yuxing.

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

On February 10, 2010, the Company made a one-time grant of an aggregate of 50,700 shares of restricted common stock to a director and certain key employees under the 2009 Equity Incentive Plan. Pursuant to the terms of the grant, one-third of the shares vested on March 10, 2010, one-third of the shares vested on December 31, 2010 and the remaining one-third of the shares will vest on December 31, 2011 if certain financial targets are achieved. Additionally, the Company also granted to a director and certain key employees an aggregate of 70,500 shares of performance-based restricted common stock, which automatically vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 10, 2010, the Company issued a total of 8,000 shares of restricted common stock under its 2009 Equity Incentive Plan to a consultant pursuant to the terms of a service agreement, half of which was vested on August 9, 2010 and half of which was forfeited due to the disengagement of the service on September 15, 2010.

On July 2, 1010, the Company issued a total of 2,275,931 shares of common stock to Gufeng’s previous shareholders or their designees. Of the shares being issued in the acquisition, 40% are being  held in escrow pending satisfaction of certain conditions such as make good targets set for Gufeng for the fiscal year ended June 30, 2011. See Note 3.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

On March 31, 2011, the Company issued a total of 356,000 shares of restricted common stock of the Company to certain members of management and officers under its 2009 Equity Incentive Plan. Pursuant to the terms of the grant, 8,000 shares of restricted common stock will be vested on April 30, 2011, 129,000 shares vest on June 2, 2011, 129,000 shares vest on December 31,2011 and 90,000 shares vest on December 31, 2012.

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

As of March 31, 2011, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

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
March 31, 2011
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

On March 31, 2011, the Compensation Committee of the Board of Directors of the Company resolved to cancel all those outstanding unvested options to purchase an aggregate of 65,096 shares of common stock granted in February and March 2010  under the 2009 Equity Incentive Plan.

The Company’s calculations are made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2 years; 75.2%-75.6% stock price volatility; risk-free interest rate of 1.63% and no dividends during the expected term. Stock compensation expense is recognized based on awards expected to vest. The forfeitures are estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it is different from those estimates. During the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $1,031,449 and $1,238,425, respectively. During the nine months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $2,573,785 and $1,259,992, respectively.

Options outstanding as of March 31, 2011 and related weighted average price and intrinsic value are as follows:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

		Weighted
		Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2009	121,500	$4.49
Granted	205,291	$14.67
Forfeited/Canceled	(22,000)	$9.95
Exercised	(109,500)	$4.32
Outstanding, June 30, 2010	195,291	$14.67
Granted	-	-
Forfeited/Canceled	(80,192)	$14.67
Exercised	-
Outstanding, March 31, 2010	115,099	$14.66	$-
Exercisable. March 31, 2010	115,099	$14.66	$-

Forfeited/Canceled	80,192	-	-

-

The following table summarizes the options outstanding as of March 31, 2011:

Options outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	March 31, 2011	Price	(Years)

14.02-14.70	115,099	14.67	1.0

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Vendor and Customer Concentration

There were two vendors from which the Company purchased more than 10% of its raw materials for the three months ended March 31, 2011, with each vendor individually accounting for about 14% and 10%, respectively. Accounts payable to these two vendors amounted to $509,882 and  as of March 31, 2011.

One vendor accounted for over 10% of the Company’s total purchases for the three months ended March 31, 2010. Accounts payable to this vender amounted to $104,812 as of March 31, 2010.

There was no customer that accounted for over 10% of the total sales for the three months ended March 31, 2011 and 2010.

Concentration of Cash

The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of March 31, 2011 was $65,359,907. There is no insurance securing these deposits in China. In addition, the Company also had $1,579,603 in cash in two banks in the United States as of March 31, 2011, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  The complaint alleges that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making material misstatements and omissions in the Company's financial statements and related disclosure during the class period. The plaintiffs claim that such allegedly misleading financial statements inflated the price of the Company’s common stock and seek monetary damages in an amount to be determined at trial. On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff's counsel.

On December 10, 2010, a complaint was filed by one of the Company shareholders, purportedly on the Company’s behalf, against certain of the Company’s officers and directors in the First Judicial District Court of the State of Nevada in and for Carson City. The complaint alleges, among other things, various violations of state law by such officers and directors, including breach of fiduciary duty, waste of corporate assets and unjust enrichment. The plaintiff requests among other remedies, restitution from such officers and directors and reform to the Company’s corporate governance and internal procedures.

On January 5, 2011, a complaint was filed by two of the Company’s shareholders, purportedly on the Company’s behalf, against certain of the Company’s officers and directors and other parties, in the United States District Court, District of Columbia. The complaint alleges, among other things, that such officers and directors breached their fiduciary duties by knowingly filing inaccurate and inconsistent financial statements and other filings with the Commission and by failing to correct such allegedly inaccurate financial disclosure. The plaintiffs request the court to, among other remedies, award the Company damages in the amount sustained by the defendants’ alleged breach of fiduciary duties and other violations of law, and award such other equitable relief to remedy the defendant’s breaches of fiduciary duties and other violations of law.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

NOTE 16 – SEGMENT REPORTING

The Company was organized into four main business segments: fertilizer production (Jinong), fertilizer production (Gufeng and Tianjuyuan), agricultural products production (Jintai) and research and development center that is currently under construction (Yuxing). The following tables present a summary of our businesses’ and operating segments’ results.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	For the three months ended March 31,

Revenues from unaffiliated customers:	2011	2010
Jinong	$16,208,041	$11,264,754
Gufeng	26,127,821	-
Jintai	2,317,422	2,177,523
Yuxing	-	-
Consolidated	$44,653,284	$13,442,277
Operating income :
Jinong	$8,983,380	$6,346,348
Gufeng	4,319,589	-
Jintai	1,007,390	972,571
Yuxing	39,684	(10)
Reconciling item (1)	-	-
Reconciling item (2)	(1,193,741)	127,882
Reconciling item (2)--stock compensation	(1,031,448)	(1,238,425)
Consolidated	$12,124,854	$6,208,366
Net income:
Jinong	$7,638,564	$5,459,624
Gufeng	3,011,116	-
Jintai	1,007,361	972,620
Yuxing	39,956	(9)
Reconciling item (1)	935	11,108
Reconciling item (2)	(2,225,187)	(1,110,544)
Consolidated	$9,472,745	$5,332,798
Depreciation and Amortization:
Jinong	$763,187	$576,384
Gufeng	839,034	-
Jintai	61	36,943
Yuxing	1,225	123
Consolidated	$1,603,507	$613,450
Interest expense:
Jinong	$-	$6,813
Gufeng	154,292	-
Consolidated	$154,292	$6,813
Capital Expenditure:
Jinong	$2,760,908	$1,141,930
Gufeng	8,480,706	-
Jintai	1,249,887	-
Yuxing	7,817,189	492,673
Consolidated	$22159025	$1,634,603
Identifiable assets:
Jinong	$108,780,211	$97,793,931
Gufeng	83,744,301	-
Jintai	16,057,776	11,431,367
Yuxing	21,005,409	11,102,841
Reconciling item (1)	1,585,420	3,637,316
Reconciling item (2)	3,882,738	(568)
Consolidated	$235,055,855	$123,964,887

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	For the nine months ended March 31,
Revenues from unaffiliated customers:	2011	2010
Jinong	$47,030,563	$30,554,200
Gufeng	66,804,752	-
Jintai	5,612,628	5,337,013
Yuxing	-	-
Consolidated	$119,447,943	$35,891,213
Operating income :
Jinong	$23,602,730	$17,396,134
Gufeng	8,953,287	-
Jintai	2,413,641	2,249,711
Yuxing	(100,128)	(72,934)
Reconciling item (1)	-	-
Reconciling item (2)	(2,672,980)	(460,318)
Reconciling item (2)--stock compensation	(2,573,785)	(1,259,992)
Consolidated	$29,622,765	$17,852,601
Net income:
Jinong	$20,176,280	$14,825,480
Gufeng	6,241,900	-
Jintai	2,413,621	2,249,880
Yuxing	(98,576)	(72,927)
Reconciling item (1)	3,562	18,943
Reconciling item (2)	(5,246,765)	(1,720,310)
Consolidated	$23,490,022	$15,301,066
Depreciation and Amortization:
Jinong	$2,125,523	$1,585,308
Gufeng	1,470,275	-
Jintai	179	93,644
Yuxing	3,603	71,479
Consolidated	$3,599,580	$1,750,431
Interest expense:
Jinong	$-	$112,457
Gufeng	448,819	-
Consolidated	$448,819	$112,457
Capital Expenditure:
Jinong	$4,180,694	$3,528,331
Gufeng	9,017,534	-
Jintai	1,249,887	-
Yuxing	7,851,378	11,200,705
Consolidated	$22,299,493	$14,729,036
Identifiable assets:
Jinong	$108,780,211	$97,793,931
Gufeng	83,744,301	-
Jintai	16,057,776	11,431,367
Yuxing	21,005,409	11,102,841
Reconciling item (1)	1,585,420	3,637,316
Reconciling item (2)	3,882,738	(568)
Consolidated	$235,055,855	$123,964,887

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Accordingly, the Company recorded an aggregate of $8,656 and $5,123 as rent expenses for the three months ended March 31, 2011 and 2010, respectively. The Company recorded an aggregate of $25,600 and $20,491 as rent expenses for the nine months ended March 31, 2011 and 2010, respectively. Rent expenses for the next twelve month periods ended March 31, 2011 are as follows:

March 31, 2012	$19,832
March 31, 2013	14,900
March 31, 2014	14,900
March 31, 2015	14,900
March 31, 2016	14,900

NOTE 18 – SUBSEQUENT EVENT

On April 12, 2011, the Company renewed a loan payable in the amount of $1,221,600 (RMB 8,000,000) that was due on April 8, 2011.  The loan payable has been extended to April 11, 2012

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

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced by Gufeng and Tianjuyuan. In addition, through Jintai and Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng and Tianjuyuan), agricultural products (Jintai) and research and development (Yuxing).

Jintai and Yuxing also serve as a research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng, which we acquired in July 2010, generated approximately 94.8% and 83.8% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. In the nine months ended March 31, 2011 and 2010, the fertilizer business conducted by Jinong and Gufeng generated 95.3% and 85.1% of our total revenues, respectively.

Fertilizer Products

As of March 31, 2011, we had developed and produced a total of 459 different fertilizer products, of which 149 and 310 were developed and produced by Jinong and Gufeng, respectively. Of the 459 fertilizer products, 13 have been replaced by Jinong’s newer products. Each of these products can be made to order as required by our customers.

For the three months ended March 31, 2011, we sold approximately 74,924 metric tons of fertilizer products, as compared to 5,369 metric tons for the three months ended March 31, 2010, which did not include sales of products by Gufeng. For the nine months ended March 31, 2011, we sold approximately 176,046 metric tons of fertilizer products, as compared to 12,749 metric tons for the same period in 2010, which did not include sales of products by Gufeng. For the three months ended March 31, 2011, Jinong sold approximately 11,549 metric tons of fertilizer products, as compared to 5,369 metric tons for the three months ended March 31, 2010. For the nine months ended March 31, 2011, Jinong sold approximately 33,784 metric tons of fertilizer products, as compared to 12,749 metric tons for the nine months ended March 31, 2010. Gufeng sold approximately 63,375 metric tons of fertilizer products for the three months ended March 31, 2011. For the nine months ended March 31, 2011, Gufeng sold approximately 176,046 metric tons of fertilizer products.

For the three months ended March 31, 2011, the top five provinces (or municipalities) for our total fertilizer sales accounted for 60.3% of our total fertilizer revenues. The five provinces (or municipalities) and their respective percentage contribution to total fertilizer revenues were Liaoning (16.0%), Hebei (14.7%), Jilin (12.6%), Beijing (9.0%) and Heilongjiang (7.9%). Jinong’s sales to the top five provinces accounted for approximately 38.7% of Jinong’s fertilizer revenue (or 14.9% of our total revenues). The five provinces and their respective percentage contribution to Jinong’s fertilizer revenues were Shaanxi (12.4%), Shandong (10.6%), Henan (5.7%), Anhui (5.1%) and Heilongjiang (5.0%). For the three months ended March 31, 2011, Gufeng’s sales of fertilizer products to the top five provinces accounted for approximately 87.9% of Gufeng’s fertilizer revenue (or 54.1% of our total revenues). The five provinces (or municipalities) and their respective percentage contribution to Gufeng’s fertilizer revenues were Liaoning (24.0%), Hebei (21.5%), Jilin (18.1%), Beijing (14.5%) and Heilongjiang (9.7%). For the three months ended March 31, 2011, Gufeng had no export revenues. Jinong exports its humic-acid based compound fertilizers to India. However, the revenues from Jinong’s export products currently account for less than 1% of our fertilizer revenues for the three months ended March 31, 2011.

As of March 31, 2011, we had a total of 771 distributors covering 22 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 608 distributors in China. Jinong’s sales are not dependent on any one or group of distributors. Its top five distributors accounted for 2.8% of Jinong’s fertilizer revenues for the three months ended March 31, 2011. Gufeng had 163 distributors, including some large state-owned enterprises. Its top five distributors accounted for 31.2% of Gufeng’s revenues for the three months ended March 31, 2011.

Agricultural Products

Through Jintai, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Jintai’s and Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for all of our agricultural products revenue for the three months ended March 31, 2011 were Shaanxi (89.2%), Sichuan (10.1%) and Shanxi (0.7%).

Recent Developments

New Products

During the three months ended March 31, 2011, Jinong launched two new humic-acid based liquid and powder fertilizer products. Jinong’s new products generated approximately $174,394, or 1.1% of Jinong’s fertilizer revenues for the three months ended March 31, 2011. Jinong also added ten new distributors during the three months ended March 31, 2011. Jinong’s new distributors accounted for approximately $147,797, or 0.9% of Jinong’s fertilizer revenues for the three months ended March 31, 2011.

For the three months ended March 31, 2011, China experienced a drought that threatened to reduce wheat production. To aid in drought relief, Jinong promoted its anti-drought humic acid liquid fertilizers: (i) Jin Mai Sui, Jinong Guang Pu, Yingyang Dongli, Chongwang Chongshifei and Jinong Jing Dian, previously existing anti-drought products, and (ii) Mai Feng, a new anti-drought product developed in February this year. For the three months ended March 31, 2011, Jinong sold 1,910 metric tons of anti-drought fertilizer products, and increase of 115.1% compared to the same period a year ago.

During the three months ended March 31, 2011, Gufeng launched new products, including four sulfur-based organic-inorganic compound fertilizers, one chloride-based blend fertilizer and one sulfur-based compound fertilizer. These new products generated approximately $2,721,624, or 10.6% of Gufeng’s fertilizer revenues for the three months ended March 31, 2011. Gufeng also added six new distributors during the three months ended March 31, 2011, which accounted for approximately $327,573, or 1.3% of Gufeng’s fertilizer revenues.

Strategic Alliance Agreement with the China Humic Acid Industry Association

As disclosed in a press release dated March 2, 2011, on February 27, 2011, we signed a Strategic Alliance Agreement (the "Agreement") with the China Humic Acid Industry Association ("CHAIA" or the "Association"), pursuant to which we will work extensively with the Association in the design of the Humic Acid-based Granular Compound Fertilizer Protocol (the "Protocol") and in establishing the National Engineering Research Center of Humic Acid-based Fertilizers of China (the "Engineering Center"). CHAIA is a nationwide non-profit organization sponsored by the Chinese government that functions as the humic acid industry's self-regulatory body. With dozens of corporate members, the Association aims to regulate and thus improve the humic acid market in China. By the end of 2011, the Association plans to release the Protocol, which will for the Chinese market. be the first ever in the Chinese fertilizer industry to standardize the ingredients and the formulas used in fertilizer products, thus establishing the product quality of humic acid-based granular fertilizers. The Protocol is largely expected to regulate the production and distribution of humic acid granular fertilizers among manufacturers and hopefully eliminate misuse of the humic acid label. We are also currently working with the Association to advocate approval for the Engineering Center by the PRC central government. The mandate of the Engineering Center would mainly include conducting humic acid-related research, discovering new uses for humic acid in the fertilizer industry and experimenting and developing new humic acid-based fertilizer products for various farming uses.

Ten-Year Growth Plan

As disclosed in a press release dated March 2, 2011, on February 28, 2011, our Board of Directors approved our ten-year corporate growth plan (the "Growth Plan") for the period from 2011 to 2020. The Growth Plan underpins our goal of becoming a leader in the overall fertilizer industry in China by 2020.  It is the result of one year of intensive research and analysis covering market research, peer analysis, government information and projections, and evolved over many internal review meetings involving all managers responsible for key parts of our business.

After careful review, our management and Board of Directors concluded that we should work towards the following revenue targets over the next ten years:

•	at least $150 million for fiscal year 2011;

•	at least $750 million for fiscal year 2015; and

•	at least $3 billion for fiscal year 2020.

The Growth Plan lays out several strategies and business objectives in order for us to achieve the aforementioned revenue goals.  Our management is expected to implement the following strategies; however, our Board of Directors reserves the right to revise such strategies at any time based on changing circumstances:

•	Establish the Engineering Center;

•	Participate in the design of the Protocol;

•	Expand market share by broadening our geographic distribution network and increasing brand awareness;

•	Reduce future manufacturing costs by securing raw material supplies; and

•	Further utilize our research and development platform.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

The following table shows our operating results on a consolidated basis for the three months ended March 31, 2011 and 2010. It should be noted that our consolidated results for the 2010 period do not include the results of Gufeng and its subsidiary, Tianjuyuan, which were acquired on July 2, 2010.

	Three months ended March 31,
	2011	2010	Change	% change
Net Sales	$44,653,284	$13,442,277	$31,211,007	232.2%
Jinong	16,208,041	11,264,754	4,943,287	43.9%
Gufeng	26,127,821	n/a	26,127,821	100.0%
Jintai	2,317,422	2,177,523	139,899	6.4%
Cost of Goods Sold	27,613,775	5,331,717	22,282,058	417.9%
Jinong	6,060,998	4,206,699	1,854,299	44.1%
Gufeng	20,300,721	n/a	20,300,721	100.0%
Jintai	1,252,056	1,125,017	127,039	11.3%
Gross Profit	17,039,509	8,110,560	8,928,949	110.1%
Selling Expenses	1,662,851	566,966	1,095,885	193.3%
General and Administrative Expenses	3,251,804	1,335,229	1,916,575	143.5%
Income from Operations	12,124,854	6,208,366	5,916,488	95.3%
Total Other Income (expense)	(140,650)	112,218	(252,868)	(2.3)
Income Before Income Taxes	11,984,204	6,320,584	5,663,620	89.6%
Provision for Income Taxes	2,511,459	987,786	1,523,673	154.3%
Net Income	9,472,745	5,332,798	4,139,947	77.6%
Jinong	7,638,564	5,459,624	2,178,940	39.9%
Gufeng	3,011,116	n/a	3,011,116	100.0%
Jintai	1,007,361	972,620	34,741	3.6%
Net Income Per Share (Basic)	0.37	0.22	0.15	66.0%
Basic Weighted Average Shares Outstanding	25,936,713	24,418,325	1,518,388	6.2%
Diluted Weighted Average Shares Outstanding	26,729,495	24,425,325	2,304,170	9.4%

Net Sales

Our net sales for the three months ended March 31, 2011 were $44,653,284, an increase of $31,211,007, or 232.2%, from $13,442,277 for the three months ended March 31, 2010. This increase was largely due to the inclusion of Gufeng’s net sales, which contributed $26,127,821, or 58.5%, of our total net sales. Our total net sales without including Gufeng’s net sales for the three months ended March 31, 2011 were $18,525,463, an increase of $5,083,186, or 37.8%, from the same period a year ago.

For the three months ended March 31, 2011, Jinong’s net sales increased $4,943,287, or 43.9%, to $16,208,041 from $11,264,754 for the three months ended March 31, 2010. This increase was mainly attributable to stronger sales of Jinong’s main stream products including both existing and new liquid fertilizers, powder fertilizers, and particularly, the lower-margin granular fertilizers released after our 40,000 metric-ton production line began production in August 2009.

Jintai’s net sales, which include sales of agricultural products, increased by $139,899, or 6.4%, to $2,317,422 for the three months ended March 31, 2011 from $2,177,523 for the same period in 2010. As its greenhouse facility reached its full capacity in fiscal 2010, we do not expect any further significant sales growth of agriculture products from Jintai in the near future.

Our Yuxing segment had no revenues during the period ended March 31, 2011. However, since we completed 100 sunlight greenhouses at Yuxing, we expect that sales revenues from agriculture products will increase when Yuxing begins to produce agriculture products later this fiscal year.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2011 were $27,613,775, an increase of $ 22,282,059, or 417.9%, from $5,331,717 for the three months ended March 31, 2010. This increase was mainly due to the costs attributable to the production and sale of Gufeng’s products, which accounted for 73.5% of total cost of goods sold. The total cost of goods sold without including Gufeng’s cost of goods sold for the three months ended March 31, 2011 was $7,313,054, an increase of $1,981,338, or 37.2%, from $5,331,716 for the same period a year ago.

Cost of goods sold by Jinong for the three months ended March 31, 2011 were $6,060,998, an increase of $1,854,299, or 44.1%, from $4,206,699 for the same period in 2010. As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 13.6% and 31.3% for the three months ended March 31, 2011 and 2010, respectively. The increase in cost of goods sold was primarily attributable to the increase in sales of lower-margin granular fertilizers and the increase in raw materials and packaging materials used as a result of our newly introduced powder and liquid fertilizer products.

Cost of goods sold by Gufeng for the three months ended March 31, 2011 were $20,300,721, which accounted for 73.5% of cost of goods sold.

Cost of goods sold by Jintai for the three months ended March 31, 2011 were $1,252,056, an increase of $127,039, or 11.3%, from $1,125,017 for the same period in 2010. The increase in cost of goods sold was primarily attributable to the increase in Jintai’s net sales. As a percentage of total net sales, cost of goods sold by Jintai accounted for approximately 2.8% and 8.4% for the three months ended March 31, 2011 and 2010, respectively. As a result of our acquisition of Gufeng, Jintai’s relative percentage of our total revenue and cost of goods sold was significantly reduced.

Gross Profit

Gross profit for the three months ended March 31, 2011 increased by $8,928,948, or 110.1%, to $17,039,509, as compared to $8,110,560 for the three months ended March 31, 2010. Gross profit margin was approximately 38.2% and 60.3% for the three months ended March 31, 2011 and 2010, respectively. The decrease in gross profit margin was primarily due to the recent acquisition of Gufeng, which mainly sells low-margin granular fertilizer products. The gross profit without including Gufeng’s gross profit was $11,212,409 with a gross profit margin of 60.5%.

Gross profit generated by Jinong increased by $3,088,988, or 43.8%, to $10,147,043 for the three months ended March 31, 2011 from $7,058,055 for the three months ended March 31, 2010. Gross profit margin from Jinong’s sales was approximately 62.6% and 62.7% for the three months ended March 31, 2011 and 2010, respectively.. While we have experienced fast growth in our higher-margin liquid fertilizer products, we have recently penetrated the granular and powder fertilizer market with a view toward maximizing our marketing efforts, despite the relative lower-profit margins on granular fertilizer.

Gross profit generated by Gufeng was $5,827,100 with a gross profit margin of approximately 22.3% for the three months ended March 31, 2011.

Gross profit from Jintai increased by $12,860, or 1.2%, for the three months ended March 31, 2011, to $1,065,366, as compared to $1,052,506 for the three months ended March 31, 2010. Gross profit margin from Jintai sales was approximately 46.0% and 48.3% for the three months ended March 31, 2011 and 2010, respectively.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,662,851, or 3.7% of net sales, for the three months ended March 31, 2011 as compared to $566,966, or 4.2% of net sales, for the three months ended March 31, 2010, an increase of $1,095,885, or 193.3%. This increase was primarily due to the inclusion of Gufeng’s selling expenses for the 2011 period. The selling expenses of Gufeng were $641,928, or 2.5% of Gufeng’s net sales. The selling expenses of Jinong for the three months ended March 31, 2011 were $1,015,525, or 6.3% of Jinong’s net sales, compared to selling expenses of $ 560,333, or 5.0% of Jinong’s net sales in the same period a year ago. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $3,251,804, or 7.3% of net sales, for the three months ended March 31, 2011, as compared to $1,335,229, or 9.9% of net sales, for the three months ended March 31, 2010, an increase of $1,916,575. This increase was primarily the result of the inclusion of Gufeng’s general and administrative expenses and additional legal and investor relations fees incurred in connection with certain pending litigations. The general and administrative expenses of Gufeng were $865,583. In addition, the non-cash stock compensation expense was $1,031,449 for the three months ended March 31, 2011, compared to $1,238,425 for the same period a year ago.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended March 31, 2011 was $140,650, as compared to total other income of $112,218 for the three months ended March 31, 2010, an increase in expense of $252,868, or 225.3%. The increase in expense was mainly attributable to the $154,292 interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a “High-Tech” project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,394,704 for the three months ended March 31, 2011, as compared to $987,786 for the same period in 2010, an increase of $ 406,918, or 41.2%, which was primarily attributable to Jinong’s increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,116,755 for the three months ended March 31, 2011.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Net Income

Net income for the three months ended March 31, 2011 was $9,472,745, an increase of $4,139,947, or 77.6%, as compared to $5,332,798 for the three months ended March 31, 2010. The increase was attributable to the addition of Gufeng’s net income and to the increase in gross profit. Net income as a percentage of total net sales was approximately 21.2% and 39.7% for the three months ended March 31, 2011 and 2010, respectively. Net income generated by Jinong increased by $2,178,941, or 39.9%, to $7,638,565 for the three months ended March 31, 2011 from $5,459,624 for the three months ended March 31, 2010. The increase in Jinong’s net income was primarily due to the strong sales of Jinong’s fertilizer products during this period and also to the increase in the gross profit. Net income generated by Gufeng was $3,011,116 for the three months ended March 31, 2011. Net income generated by Jintai increased by $34,742, or 3.6%, to $1,007,362 for the three months ended March 31, 2011 from $972,620 for the three months ended March 31, 2010.

Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March 31, 2010.

The following table shows the operating results of the Company on a consolidated basis for the nine months ended March 31, 2011 and 2010. It should be noted that our consolidated results for the 2010 period do not include the results of Gufeng and its subsidiary, Tianjuyuan, which were acquired on July 2, 2010.

	2011	2010	Change	% change
Net Sales	$119,447,943	35,891,213	$83,556,730	232.8%
Jinong	47,030,563	30,554,200	16,476,363	53.9%
Gufeng	66,804,752	n/a	66,804,752	100.0%
Jintai	5,612,628	5,337,013	275,615	5.2%
Cost of Goods Sold	76,936,281	14,051,921	62,884,360	447.5%
Jinong	19,705,968	11,209,185	8,496,783	75.8%
Gufeng	54,199,998	n/a	54,199,998	100.0%
Jintai	3,030,315	2,842,736	187,579	6.6%
Gross Profit	42,511,662	21,839,292	20,672,370	94.7%
Selling Expenses	4,667,842	1,302,733	3,365,109	258.3%
General and Administrative Expenses	8,221,055	2,683,959	5,537,096	206.3%
Income from Operations	29,622,765	17,852,601	11,770,164	65.9%
Total Other Income (expense)	(292,120)	89,049	(381,169)	(4.3)
Income Before Income Taxes	29,330,645	17,941,649	11,388,996	63.5%
Provision for Income Taxes	5,840,623	2,640,584	3,200,039	121.2%
Net Income	23,490,022	15,301,066	8,188,956	53.5%
Jinong	20,176,280	14,825,480	5,350,800	36.1%
Gufeng	6,241,900	n/a	6,241,900	100.0%
Jintai	2,413,621	2,249,880	163,741	7.3%
Net Income Per Share (Basic)	0.91	0.66	0.25	37.2%
Basic Weighted Average Shares Outstanding	25,932,497	23,098,783	2,833,714	12.3%
Diluted Weighted Average Shares Outstanding	26,345,583	23,105,783	3,239,800	14.0%

Net Sales

Total net sales for the nine months ended March 31, 2011 were $119,447,943, an increase of $83,556,730, or 232.8%, from $35,891,213 for the nine months ended March 31, 2010. This increase was largely due to the inclusion of Gufeng’s net sales, which contributed $66,804,752, or 55.9%, of our total net sales. Our total net sales without including Gufeng’s net sales for the nine months ended March 31, 2011 were $52,643,191, an increase of $16,751,978, or 46.7%, from the same period a year ago.

For the nine months ended March 31, 2011, Jinong’s net sales increased $16,476,363, or 53.9%, to $47,030,563 from $30,554,200 from the nine months ended March 31, 2010. This increase was mainly attributable to greater sales of new products including our liquid fertilizers, powder fertilizers, and particularly, the lower-margin granular fertilizers released since our 40,000 metric-ton production line began production in August 2009.

Jintai’s net sales increased by $275,615, or 5.2%, to $5,612,628 for the nine months ended March 31, 2011 from $5,337,013 for the same period in 2010.

Our Yuxing segment had no revenues during the period ended March 31, 2011. However, since we completed 100 sunlight greenhouses at Yuxing, we expect that sales revenues from agriculture products will increase when Yuxing begins to produce agriculture products later this fiscal year.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2011 were $76,936,281, an increase of $62,884,361, or 447.5%, from $14,051,921 for the nine months ended March 31, 2010. This increase was mainly due to the costs attributable to the production and sale of Gufeng’s products, which accounted for 70.4% of our cost of goods sold. The total cost of goods sold without including Gufeng’s cost of goods sold for the nine months ended March 31, 2011 was $22,736,283.

Cost of goods sold by Jinong for the nine months ended March 31, 2011 were $19,705,968, an increase of $8,496,783, or 75.8%, from $11,209,185 for the same period in 2010. As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 16.5% and 31.2% for the nine months ended March 31, 2011 and 2010, respectively. The increase in cost of goods sold was attributable to the increase in sales of lower-margin granular fertilizers and the increase in raw materials and packaging materials used as a result of our newly introduced powder and liquid fertilizer products.

Cost of goods sold by Gufeng for the nine months ended March 31, 2011 were $54,199,998 which accounted for 70.4% of total cost of goods sold.

Cost of goods sold by Jintai for the nine months ended March 31, 2011 were $3,030,315, an increase of $187,580, or 6.6%, from $2,842,736 for the same period in 2010. The increase in cost of goods sold was primarily attributable to the increase in Jintai’s net sales. As a result of our acquisition of Gufeng, Jintai’s relative percentage of our total revenue and cost of goods sold was significantly reduced.

Gross Profit

Total gross profit for the nine months ended March 31, 2011 increased by $20,672,369, or 94.7%, to $42,511,662, as compared to $21,839,292 for the nine months ended March 31, 2010. Gross profit margin was approximately 35.6% and 60.8% for the nine months ended March 31, 2011 and 2010, respectively. The decrease in gross profit margin was primarily due to the recent acquisition of Gufeng, which mainly sells low-margin granular fertilizer products. The gross profit without including Gufeng’s gross profit was $29,906,908 with a gross profit margin of 56.8%.

Gross profit generated by Jinong increased by $7,979,580, or 41.2%, to $27,324,595 for the nine months ended March 31, 2011 from $19,345,014 for the nine months ended March 31, 2010. Gross profit margin from Jinong’s sales was approximately 58.1% and 63.3% for the nine months ended March 31, 2011 and 2010, respectively. The main reason for the decrease in Jinong’s gross profit margin was the change in product mix for the three months ended March 31, 2011 compared with a year ago. In addition, the increase of raw materials also contributed to the lower margin than before.

Gross profit generated by Gufeng was $12,604,754 with a gross profit margin of approximately 18.9% for the nine months ended March 31, 2011.

Gross profit from Jintai increased by $88,036, or 3.5%, for the nine months ended March 31, 2011, to $2,582,313, as compared to $2,494,277 for the nine months ended March 31, 2010. Gross profit margin from Jintai sales was approximately 46.0% and 46.7% for the nine months ended March 31, 2011 and 2010, respectively.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $4,667,842, or 3.9%, of net sales for the nine months ended March 31, 2011 as compared to $1,302,733 or 3.6%, of net sales for the nine months ended March 31, 2010, an increase of $3,365,109, or 258.3%. This increase was primarily due to the inclusion of Gufeng’s selling expenses for the fiscal year 2011. The selling expenses of Gufeng were $ 1,749,404, or 2.6%, of Gufeng’s net sales. The selling expenses of Jinong for the nine months ended March 31, 2011 were $2,900,345, or 6.2%, of Jinong’s net sales, compared to selling expenses of $1,282,746, or 4.2% of Jinong’s net sales in the same period a year ago. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued due to pending litigations. General and administrative expenses were $8,221,055, or 6.9%, of net sales, for the nine months ended March 31, 2011, as compared to $2,683,959, or 7.5%, of net sales, for the nine months ended March 31, 2010, an increase of $5,537,096. This increase was primarily the result of the inclusion of Gufeng’s general and administrative expenses and additional legal and investor relations fees incurred in connection with certain pending litigations. The general and administrative expenses of Gufeng were $1,902,063 for the nine months ended March 31, 2011. In addition, the non-cash stock compensation expense was $2,573,785 for the nine months ended March 31, 2011, compared to $1,259,992 for the same period a year ago.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the nine months ended March 31, 2011 was $292,120, as compared to total other income of $89,049 for the nine months ended March 31, 2010, an increase in expense of $381,169, or 428.0%. The increase was mainly attributable to the $448,819 interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong incurred income tax expenses of $3,607,242 for the nine months ended March 31, 2011, as compared to $2,640,584 for the same period in 2010, an increase of $966,658, or 36.6%, which was primarily attributable to Jinong’s increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $2,233,381 for the nine months ended March 31, 2011.

As set forth above in the three-month period comparisons, Jintai currently is exempted under PRC regulations from paying income tax.

Net Income

Net income for the nine months ended March 31, 2011 was $23,490,022, an increase of $8,188,956, or 53.5%, compared to $15,301,066 for the nine months ended March 31, 2010. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 19.7% and 42.6% for the nine months ended March 31, 2011 and 2010, respectively. Net income generated by Jinong increased by $5,350,802, or 36.1%, to $20,176,281 for the nine months ended March 31, 2011 from $14,825,479 for the nine months ended March 31, 2010. The increase in Jinong’s net income was primarily due to the strong sales of Jinong’s fertilizer products during this period and also to the increase in Jinong’s gross profit. Net income generated by Gufeng was $6,241,900 for the nine months ended March 31, 2011. Net income generated by Jitai increased by $163,742, or 7.3%, to $2,413,622 for the nine months ended March 31, 2011 from $2,249,880 for the nine months ended March 31, 2010.

Discussion of Segment Profitability Measures

As of March 31, 2011, we were engaged in the following businesses: the production and sale of fertilizers through Jinong, Gufeng and Tianjuyuan, and the production and sale of high-quality agricultural products and research and development on new fertilizer products by Jintai. Upon the completion of its research and development center, Yuxing’s main business will be to conduct research and development on new fertilizer products and sell high-quality agricultural products. For financial reporting purposes, our operations were organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng and Tianjuyuan), agricultural products (Jintai) and research and development (Yuxing). Each of the segments has its own annual budget with regard to development, production and sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2011, cash and cash equivalents were $66,939,510, an increase of $4,604,073, or 7.4%, from $62,335,437 as of June 30, 2010.

We intend to use some remaining net proceeds from the Public Offerings (approximately $8.5 million), as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended March 31,
	2011	2010
Net cash provided by operating activities	$24,498,496	$7,381,891
Net cash used in investing activities	(24,149,828)	(14,729,037)
Net cash provided by financing activities	2,253,000	47,735,555
Effect of exchange rate change on cash and cash equivalents	2,002,405	49,455
Net increase in cash and cash equivalents	4,604,073	40,437,864
Cash and cash equivalents, beginning balance	62,335,437	17,795,447
Cash and cash equivalents, ending balance	66,939,510	58,233,311

Operating Activities

Net cash provided by operating activities was $24,498,496 for the nine months ended March 31, 2011, an increase of $17,116,605, or 231.9%, from the $7,381,891 net cash provided by operating activities for the same period in 2010. The increase was mainly due to an increase in the advancement to suppliers from Gufeng.

Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2011 was $24,149,828, which was mainly used to acquire Gufeng. The net cash used in investing activities for the same period in 2010 was $14,729,037, most of which was used to purchase the land use right for Yuxing’s new greenhouse facility.

Financing Activities

Net cash provided by financing activities in the nine months ended March 31, 2011 totaled $2,253,000, mainly due to the short-term loans borrowed by Gufeng from its local banks. The net cash provided by financing activities for the same period in 2010 was $47,735,555, mainly due to the Public Offerings.

At March 31, 2011 and June 30, 2010, our loans payable were as follows:

	March 31, 2011	June 30, 2010*
Short term loans payable:	$6,337,050	$-
Total	$6,337,050	$-
___________
*Excludes Gufeng, which was acquired in July 2010.

None of our officers or shareholders has made commitments to us for financing in the form of advances, loans or credit lines.

Accounts Receivable

We had accounts receivable of $25,349,120 as of March 31, 2011, as compared to $15,571,888 as of June 30, 2010, an increase of $9,777,232, or 62.8%. The increase was primarily due to the acquisition of Gufeng and the increase in fertilizer sales in fiscal year 2011 since the acquisition.

Our allowance for doubtful accounts was $233,339 as of March 31, 2011, as compared to $193,403 as of June 30, 2010, an increase of $39,936, or 20.6%.

Inventories

We had an inventory of $28,716,618 as of March 31, 2011, as compared to $11,262,647 as of June 30, 2010, an increase of $17,453,971, or 155.0%. This increase was mainly due to the acquisition of Gufeng, which had an inventory of $12,279,412 as of March 31, 2011. Inventories in other subsidiaries were $16,437,206 as of March 31, 2011.

Accounts Payable

We had accounts payable of $9,656,661 as of March 31, 2011 as compared to $328,124 as of June 30, 2010, representing an increase of $9,328,537, or 2,843.0%, of which $7,630,409 was attributable to Gufeng. Neither Jintai nor Yuxing had any accounts payable as of March 31, 2011.

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

Our revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Cash and cash equivalents

For statement of cash flows purposes, we consider all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

During the three months ended March 31, 2011, we were organized into four main business segments: fertilizer production (Jinong), fertilizer production (Gufeng and Tianjuyuan), agricultural products production (Jintai) and future research and development center (Yuxing).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2011, our accumulated other comprehensive income was $7.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2011 and June 30, 2010 was $6.3 million and $0, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2011. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

At the conclusion of the period ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)  Changes in internal controls.

During the period covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010, we engaged third party accounting consultants to assist us with the timely and accurate preparation, review and completion of our financial statements. Additionally, as previously disclosed, we engaged Ernst & Young (China) Advisory Limited (“Ernst & Young”) in November 2010 to review our practices and advise us on potential improvements in our internal controls over financial reporting and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. During the past quarter, Ernst & Young helped us establish improved internal controls over financial reporting which we now follow.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

   On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010.  The complaint alleges that we and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making material misstatements and omissions in our financial statements and related disclosure during the class period.  The plaintiffs claim that such allegedly misleading statements inflated the price of our common stock and seek monetary damages in an amount to be determined at trial.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel.

           On December 10, 2010, a derivative complaint was filed by a shareholder, purportedly on our behalf, against certain of our officers and directors in the First Judicial District Court of the State of Nevada in and for Carson City. The complaint alleges, among other things, various violations of state law by such officers and directors, including breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The plaintiff requests, among other remedies, restitution from such officers and directors and reform to our corporate governance and internal procedures.

           On January 5, 2011, a derivative complaint was filed by two shareholders, purportedly on our behalf, against, among others, certain of our officers and directors, in the United States District Court, District of Columbia.  By stipulation of the parties, this case has been transferred to the District of Nevada.  This complaint alleges, among other things, that such officers and directors breached their fiduciary duties by knowingly filing inaccurate and inconsistent financial statements and other filings with the Securities and Exchange Commission and by failing to correct such allegedly inaccurate financial disclosure. The plaintiffs request, among other remedies, damages in the amount sustained by the defendants’ alleged breach of fiduciary duties and other violations of law, and other equitable relief.

           On January 12, 2011, two additional derivative complaints were filed by different shareholders, purportedly on our behalf, against certain of our current and former officers and directors, in the Eighth Judicial District Court, Clark County, Nevada.  Each of the complaints alleges, among other things, that defendants breached their fiduciary duties by disseminating false and misleading information to shareholders via public filings and other communications, failing to maintain internal controls and procedures and failing to properly oversee and manage the company.  Each of the complaints also alleges unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the defendants.  The plaintiffs request, among other remedies, damages caused by the breach of defendants’ fiduciary duties, restitution from such officers and directors and reform to our corporate governance and internal procedures.

We intend to vigorously defend each of these lawsuits.

In addition, the Commission is conducting an investigation of our prior reported financial statements, as well as the allegations in the complaints described above. We are cooperating with the Commission.

Item 1A.  Risk Factors

A class action lawsuit and shareholder derivative lawsuits have been filed against us alleging violations of the federal securities laws and breach of fiduciary duties by certain of our current and former officers and directors, respectively, and the Commission is conducting an investigation. Any unfavorable outcomes of such proceedings could have a material adverse effect on our business.

A class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010, alleging that we and certain of our current and former officers violated the federal securities laws. Several shareholder derivative suits have also been filed against certain of our current and former officers and directors alleging, among other things, breach of fiduciary duties by such officers and directors.  In addition, the Commission is conducting an investigation of our prior reported financial statements, as well as the allegations in the complaints described above.  See “Item 1. – Legal Proceedings” of this Part II.  It is possible that additional similar complaints and related derivative actions may be filed in the future. The expense of defending these litigations, and possible additional similar litigations or other proceedings, may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any of such proceedings could have a material adverse effect on our business, results of operations and cash flows.

Item 6.  Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: May 10, 2011	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2011	By:	/s/ Ken Ren
	Name:	Ken Ren
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang.

10.2	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu.

10.3	Offer Letter dated February 8, 2011 between China Green Agriculture, Inc. and Robert B. Fields.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.