Form 10-K
period 2011-06-30
China Green Agriculture, Inc.
filed 2011-09-12
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _____________

Commission file number: 000-18606

CHINA GREEN AGRICULTURE, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3rd Floor, Borough A, Block A. No.181
South Taibai Road, Xi’an, Shaanxi Province,
People’s Republic of China 710065
 (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number:   +86 29-88266368

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $159,597,999 as of December 31, 2010, based on the closing price $9.00 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on September 9, 2011 was 26,845,859.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after June 30, 2011 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED JUNE 30, 2011

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to http://www.safe.gov.cn/model_safe_en/index.jsp , the official website of the PRC State Administration of Foreign Exchange, as of September 9, 2011, US $1.00 = 6.3922 yuan (or 1 yuan = US$0.15644).

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

In this Report, references to the “SEC” or the “Commission” shall refer to Securities and Exchange Commission.

PART I

ITEM 1.                BUSINESS

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC though our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan.  Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced through Gufeng.  In addition, through Jintai, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

Fertilizer business was our main business as Jinong produced approximately $65,629,265, $45,816,377 and $28,889,131, or 36.5%, 88.0% and 82.1% of our total revenues for the years ended June 30, 2011, 2010 and 2009, respectively. Such amounts do not include revenues and net income from Gufeng, which we acquired on July 2, 2010, in fiscal year 2011, 2010 and 2009.  Gufeng, a Beijing-based fertilizer producer, had sales revenues of $107,081,018 for the year ended June 30, 2011.  Through the acquisition of Gufeng and its direct, wholly-owned subsidiary, Tianjuyuan, our total annual production capacity increased from 55,000 to 555,000 metric tons.

Our research and development system and plans underscore our strong commitment to producing high quality fertilizer and agricultural products, as evidenced by the following:

(i)  Our subsidiary Jintai operates advanced greenhouse facilities located on approximately 137,000 square meters (approximately 1.5 million square feet) of land in Xi’an.  These facilities consist of six “intelligent” greenhouses that are equipped with automated systems, including advanced drip irrigation systems and water purification facilities, to control environmental variables for obtaining optimal results in the cultivation of our agriculture products and the testing of our new fertilizers.  Agricultural products manufactured by Jintai and Yuxing also serve as a research and development base for our fertilizer products.

(ii)  Our subsidiary Yuxing has the land use right to 353,000 square meters (approximately 3.8 million square feet) of land, on which we have constructed 100 sunlight greenhouses and 6 “intelligent” greenhouses to produce agricultural products, such as colored seedlings, for commercial sale and to be a testing field for new fertilizer products.

As of June 30, 2011, we sold our products through a network of 797 regional distributors covering 22 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.  We do not rely on any single distributor. Our top five distributors accounted for an approximately 29.7% of our fertilizer revenues for the fiscal year ended June 30, 2011, of which Sinoagri Holding Company Limited accounted for 18.3% of the total fertilizer revenues and Beijing Baofengnian Agricultural Material Co. Ltd took up 5.3% of the total fertilizer revenues.

As of June 30, 2011, we developed 454 different fertilizer products. We conduct our research and development activities through Jintai and Yuxing, Jinong’s direct, wholly-owned subsidiaries, which test new fertilizers and grow high quality flowers, vegetables and seedlings for commercial sale.

During the fiscal years ended June 30, 2011, 2010, and 2009, our revenues were $179,717,966, $52,090,752, and $35,207,997 respectively, and our net income was $32,914,101, $21,289,758, and $14,464,422 respectively. Such amounts do not include revenues and net income from Gufeng in fiscal year 2010 and 2009, which we acquired on July 2, 2010.

Recent Developments

Strategic Alliance Agreement with the China Humic Acid Industry Association

As disclosed in a press release dated March 2, 2011, on February 27, 2011, we signed a Strategic Alliance Agreement (the "Agreement") with the China Humic Acid Industry Association ("CHAIA" or the "Association"), pursuant to which we will work extensively with the Association in the design of the Humic Acid-based Granular Compound Fertilizer Protocol (the "Protocol") and in establishing the National Engineering Research Center of Humic Acid-based Fertilizers of China (the "Engineering Center"). CHAIA is a nationwide non-profit organization sponsored by the Chinese government that functions as the humic acid industry's self-regulatory body. With dozens of corporate members, the Association aims to regulate and thus improve the humic acid market in China. By the end of 2011, the Association plans to release the Protocol, which will be the first ever in the Chinese fertilizer industry to standardize the ingredients and the formulas used in fertilizer products, thus establishing the product quality of humic acid-based granular fertilizers. The Protocol is largely expected to regulate the production and distribution of humic acid granular fertilizers among manufacturers and hopefully eliminate misuse of the humic acid label. We are also currently working with the Association to advocate approval for the Engineering Center by the PRC central government. The mandate of the Engineering Center would mainly include conducting humic acid-related research, discovering new uses for humic acid in the fertilizer industry and experimenting and developing new humic acid-based fertilizer products for various farming uses.

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

It is forecasted by the Ministry of Agriculture that, based on the grain self-sufficiency ratios of 100% and 95% respectively, and chemical fertilizer consumption in 2005, consumption of chemical fertilizer in the industries including grain and economic crops, forestry, grass and breeding industries, will be increased by approximately 14.5 million tons, 11.0 million tons and 18.5 million tons, 14.9 million tons in 2015 and 2020 respectively. In accordance with the National Adjustment and Revitalization Plan on the Petrochemical Industry, the chemical fertilizer output in China will reach 62.5 million tons (counting only active ingredients) till 2011, of which the output for potash fertilizer will hit 4 million tons (counting only active ingredients), output for high concentration fertilizer will be increased to 80%, and output for chemical fertilizer manufactured in the original place of raw material will be increased to 60%.

With the rapid development in China’s agricultural economy recently, the structure of agricultural plantation has changed significantly.  The plantation area for economic crops (oil plants, vegetable, fruits, tea and sugar crops) has increased year by year.  The statistics showed that from 2000 to 2008 the plantation area for vegetables has increased by 17.31% to 268 million mu (44 million acres). The fertilizers that economic crops consume are 1.2-2.6 times that of common field crops. Additionally, high quality fertilizers, like compound fertilizers and controlled-release fertilizers, are commonly used on economic crops. The increasing plantation areas for economic crops results in a larger demand for high quality fertilizers.

Along with the vigorous promotion and application of soil testing and fertilizer recommendation technology, and also the increased awareness on scientific fertilizer application, farmers’ recognition and acceptance level of compound fertilizers has increased. Scientific fertilizer application and increasing application of compound fertilizers have become the trend for future agriculture development.

China devotes less of its land to agricultural cultivation than most nations as reported in the October 3, 2008 article in China Daily, and arable land, which is defined as land that is capable of being cultivated and supporting agricultural production, has been steadily reduced in China due to factors such as increasing industrialization and urbanization, desertification, soil degradation and low availability of water.  According to the figures provided by the PRC Ministry of Land and Resources, in 2008, per capita farmland in China was only 1,400 square meters (15,070 square feet), which is approximately 48.6% of the world level. In addition, according to the Food and Agriculture Organization of the United Nations, the Chinese population is expected to reach over 1.4 billion by 2050.  There is an obvious and increasing demand on grains due to the population growth and improvement in people’s living standards. China has set a target for grain production to increase by 50 billion kilograms by 2020.  As stated in a 2007 research report by Renmin University of China, arable land in China is predicted to decrease by 20% by 2050.  The implication is that by the middle of this century, per capita farmland in China may be only 16% of the world average level. Moreover, according to an article dated December 1, 2009 from the China Meteorological Administration, it is estimated that by 2030, global warming may further reduce China’s current grain production by 5-10%.

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

The “Green Food” Industry in the PRC

The rise of the PRC industry for food that is free from pollutants or harmful chemicals, or “green food”, is also increasing demand for organic fertilizers.  Green food is the certificate for agricultural products promoted by Chinese Government. It has two levels: AA Green Food and A Green Food. The production standard of “AA Green Food” nearly equals to that of organic agriculture. Green food is a kind of food existing between the ordinary agricultural food produced by the common farming practice and the organic food. Organic food holds the highest standard in the food industry.  The market for organic agricultural products in China has huge potential. It is forecasted that the increase of organic agricultural products consumption in China will be higher than that of the average organic agricultural products consumption in the world in the next few years.  Additionally, the market of Chinese organic agricultural products will reach between RMB 10.8 billion and RMB 16.0 billion in 2011 and between RMB 24.8 billion and 59.4 billion in 2015.

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

According to the statistics from the CGFDC, China's annual output of green food reached 15 million tons in 2008.  However, the domestic consumption level remains relatively low, comprising approximately 3% of the market share of food commodities.  The low consumption level is primarily due to: (i) small scale of production of green food; (ii) lack of consumer awareness of green food and (iii) the presence of counterfeit green food products that adversely affect consumers’ purchases.

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

Growth Strategy

We believe that our increased production capacity to produce diverse fertilizer products and our research and development capabilities, makes us well positioned to benefit from the anticipated growth of the PRC fertilizer market.  We expect to expand sales and gain increased revenues through the following strategies:

•
Enhance Production Utilization.    The current utilization rate of the production facilities of Jinong and Gufeng are at 87% and 58%, respectively.  Jinong and Gufeng have a total annual production capacity of 55,000 metric tons and 500,000 metric tons, respectively. To meet the increasing customer demand, we plan to hire additional sale persons, upgrade certain existing facilities and construct new facilities.

•
Expand Capacity and Diversify Product Offerings.    Through our acquisition of Gufeng, we increased our annual fertilizer production capacity to 555,000 metric tons and our portfolio of fertilizers to 454 products.  To meet the needs of farmers in the PRC, we will expand our existing line of fertilizer products, develop new fertilizers and execute other strategic acquisitions of PRC fertilizer manufacturers that complement our strategies and product lines.

•
Capitalize on Synergies Created by Research and Development Efforts.     In connection with the pending construction of Yuxing’s research and development center, we have completed the construction of 100 sunlight greenhouses and 6 “intelligent” greenhouses.  We expect the Yuxing facility to help us shorten the fertilizer market cycle by providing an advanced testing field for new fertilizer products manufactured by Jinong.  In addition, through our research and development efforts on fertilizers, we expect to simultaneously facilitate the production of superior agricultural products, such as flower bulbs, flowers, fruits and vegetables, resulting in increased revenues.

Products

Our principal products are our fertilizers, which consist of liquid, granular and powdered fertilizers developed to increase crop yields and quality without the harmful effects of chemical fertilizers.  We manufacture and sell 454 fertilizer products from humic acid-based fertilizers to mixed organic-inorganic compound fertilizers.  In addition, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale.

Fertilizer Products

We expect that over 90% of our fertilizer business, which is our main business, will continue to be the production and sale of fertilizers through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China.  Humic acid is a complex natural, organic ingredient that is essential for balanced, fertile soil. It is one of the major constituents of organic matter in fertile soil, making a vital contribution to the quality of the soil’s composition. When plant or animal matter decomposes, it naturally turns into a form of humic acid-rich material, such as peat, lignite or weathered coal.

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

The pure humic acid used in our fertilizers is distilled and extracted from weathered coal by way of alkaline digestion and acid recrystallization. Our Jinong fertilizers are dark brown to black in color, and principally used as a foliar fertilizer (a liquid, water soluble fertilizer applied to a plant’s foliage by a fine spray so that the plant can absorb the nutrients through its leaves), or sprayed directly on soil or injected into the irrigation systems.  Benefits of using our products are to stimulate growth, yield, and protect plants from drought, disease and temperature damage while improving soil structure and enhancing soil fertility.  For example, green leafy vegetables will have more than 15% increases in yield by using our fertilizer to effectively promote the development of root systems.

We have a multi-tiered product line of 454 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer.

During the fiscal years ended June 30, 2011, 2010 and 2009, we earned $172,710,283, $45,816,377, and $28,889,131 respectively, in gross revenues from sales of our fertilizer products, representing 96.1%, 88.0 % and 82.1% of our total revenues for such periods.  Such amounts do not include revenues from Gufeng in fiscal year 2010 and 2009, which we acquired on July 2, 2010.

Gufeng and Tianjuyuan produce compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer. Gufeng sells its products under four brands, namely “KEBA”, “Mei Er An”, “Huang Cheng Gen” and “SPR HOP”, which are all registered trademarks in the PRC.  Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” with AGR GFJ and T.J.Y. as PRC registered trademarks.

Gufeng and Tianjuyuan manufacture a total of 311 fertilizer products.  Their principal product categories include:

•	Compound fertilizer- composed of various elements such as urea, ammonium chloride, ammonium sulfate, potassium chloride, potassium sulfate and etc. It is for common crops.

•	Organic/inorganic compound fertilizer- composed of such elements as urea, ammonium phosphate, potassium chloride, potassium sulfate, humic acid and etc. It applies to vegetable and economic crops.

•	Blended fertilizer-with the ingredients of urea, potassium chloride and etc. It suits to maize in the northeast region.

•	Slow-release fertilizer with the main ingredients of urea and resin. It applies to maize and other crops.

•	Water-soluble fertilizers with humic acid- composed of such elements as urea, potassium chloride, potassium sulfate, humic acid and etc. It suits to fruit trees and vegetable.

Gufeng’s product lines are comprised of 70% organic-inorganic compound fertilizers, 24% inorganic formula fertilizer, and 6% water soluble fertilizer.

 Agricultural Products

Our subsidiaries, Jintai and Yuxing, produce top-grade fruits, vegetables, flowers and colored seedlings for commercial sale.  Jintai and Yuxing produce the following categories of products:

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

The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2011, 2010 and 2009, were $7,007,683, $6,274,375, and $6,318,866 respectively, representing 3.9%, 12.1%, and 17.9% of our total revenues, respectively.

Jintai and Yuxing were originally established to be the research and development base for humic acid fertilizers produced by Jinong.   By simulating the various growing conditions and cycles of a variety of plants, such as flowers, vegetables and seedlings, Jintai and Yuxing can conduct experimental testing to enhance the efficacy of our new fertilizers.

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

Through Jinong, we operate a 6,500 square meter (69,965 square feet) production facility that manufactures liquid fertilizer products and a 31,000 square meter (333,681 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers.  Jinong’s total annual production capacity of these facilities is 55,000 metric tons and Jinong’s current utilization rate is 87%.

Through Gufeng and Tianjuyuan, we operate eight manufacturing facilities comprising 12,286 square meters (approximately 132 thousand square feet) located in No. 6 Mafang Logistics Park, Pinggu, Beijing.   These facilities produce various kinds of fertilizers and have a total annual production capacity of 500,000 metric tons.  Gufeng’s current utilization rate of these facilities is 58%.

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

We produced and sold approximately 337,769 metric tons of fertilizer products during the fiscal year ended June 30, 2011.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials that can be utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as our principal raw material because it is abundant and relatively cheap at approximately $77 per metric ton.  We have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of abundance and high quality of weathered coal in Inner Mongolia Autonomous Region.    We do not have any purchase volume commitment pursuant to our supply agreement with Tianlibao, which is renewable on a monthly basis.

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

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid and NPK (nitrogen, phosphorus and potassium) related compounds such as amide and hydronitrogen.    Beijing Baofengnian Agricultural Material Co. Ltd and Inner Mogolia Chemical Products Co., Ltd. are the primary suppliers of raw materials to Gufeng, accounting for approximately 15.8% and 10.2%, respectively, of Gufeng’s total purchase for the fiscal year 2011.  The loss of any of these suppliers would not have a material adverse effect on our business.  We do not believe there is any material risk of losing these suppliers during the next 12 months.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is readily available for purchase from manufacturers in Shaanxi, Beijing, Shandong and Zhejiang province.

Agricultural Products

The plants that generate our top-grade flowers and multi-colored seedlings are mainly planted and cultivated in research and development facilities maintained by Jintai and Yuxing. We purchase the seeds of green vegetables and fruits from agricultural companies, such as Rijk Zwaan Company, that import the seeds from foreign markets including Holland and Japan.  We cultivate our agricultural products by applying fertilizers produced by Jinong.

Inventory

For our fertilizer products, our efficient production methods allow us to maintain low inventory levels, which keep inventory costs down.  We purchase raw materials and packaging materials based on production demands.  Generally, we maintain less than one month’s supply of such materials. The majority of sales orders we receive are shipped directly to distributors after production.  We normally carry finished goods up to one week and do not maintain any work-in-process.

For our agricultural products, we maintain about one month’s inventory because we need a significant amount of agricultural products to serve as our product testing base for the research and development of our new fertilizers.

Return Policy

The Company only accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2011, the Company did not experience any significant returns.

Backlog

As of June 30, 2011, we had a backlog of orders in the amount of $211,540 as compared to $125,885, and $164,278 in backlog orders as of June 30, 2010 and 2009 respectively.

Seasonality

The peak selling season for fertilizer products  used to be from April through September. However, during the fiscal year ended June 30, 2011, we did not have any seasonality with respect to our fertilizer sales as approximately 58.8% of our annual fertilizer sales volume occurred in the first fiscal quarter (summer) and the fourth fiscal quarter (spring) because our addition of granular and powder fertilizers   experienced demand during the off-peak season of our liquid fertilizers. Going forward, we may experience a different seasonality pattern for our fertilizers as compared that in the past because July through September is the off-peak season for fertilizers sold by Gufeng.

The peak selling season for our agricultural products is from October through March the next calendar year during our second fiscal quarter (fall) and the third fiscal quarter (winter). This was primarily due to the strong demand for our high-end fruits and decorative flowers during the holiday seasons.  During the period from October 2010 through March 2011, Jintai generated approximately $4.5 million, or 64.2% of our annual sales of agricultural products.  Such amounts do not include revenues from Yuxing, because we did not receive any revenues from Yuxing during this period.

Marketing, Distribution and Customers

Overview

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.   For the fiscal year 2011, the following five PRC provinces, collectively accounted for 38.9% of our total fertilizer revenue: Hebei (10.4%), Beijing (8.5%), Liaoning (7.6%), Jilin (6.9%) and Shaanxi (5.5%).  We believe this geographically diverse distribution greatly helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand/product awareness over a broad geographic area.  We also manufacture our fertilizer products for export to contracted distributors in foreign countries, including India, Zimbabwe, Philippines, Mongolia and Brazil. Total revenues from exported products currently account for approximately 23.6% of our total fertilizer revenues in fiscal 2011.

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

Our best-selling fertilizers, based on revenues for the fiscal year ended June 30, 2011, are listed below:

		Volume	Revenues	Percent of
Ranking	Product Names	(Tons)	(USD)	Fertilizer Sales

1	Organic/Inorganic Compound Fertilizer(sulfur-based) NPK≥40%	59,995	$24,062,396	13.9%

2	Organic/Inorganic Compound Fertilizer(sulfur-based) NPK≥45%	53,527	$22,772,570	13.2%

3	Compound Fertilizer NPK≥40%	49,402	$15,015,039	8.7%

4	Organic/Inorganic Compound Fertilizer(sulfur-based) NPK≥48%	20,888	$8,888,475	5.1%

5	Organic/Inorganic Compound Fertilizer(sulfur-based) NPK≥46%	16,951	$7,451,679	4.3%

Fertilizer Products

The fertilizer product market in China is highly fragmented.  Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2011, we sold our products through a carefully constructed network of about 797 distributors covering 22 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.   We developed 74 new distributors during the fiscal year ended June 30, 2011.

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

For the fiscal year ended June 30, 2011, sales to our top five distributors accounted for approximately 29.7% of our fertilizer product revenue. Two distributors accounted for over 5% of our fertilizer sales in fiscal year 2011 with Sinoagri Holding Company Limited accounting for approximately 18.3% and Beijing Baofengnian Agricultural Material Co. Ltd accounting for 5.3% of the total fertilizer sales.  As we do not have a significant concentration of customers, we believe that the loss of any one customer would not have any significant effect on our business.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. Our top-grade flowers are mainly distributed through our fertilizer distribution network.   Our green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products for the fiscal year ended June 30, 2011. These customers accounted for approximately 50.6% of the total revenues from Jintai’s agricultural products.

Ranking	Customer Name	Amount (USD)	Percentage of Jintai's sales

1	Tianxi Yuanyi Co.	$996,291	14.6%
2	Baoji Qinfeng Flower Co., Ltd.	$660,266	9.7%
3	Dafeng Potted Flower Co., Ltd	$636,556	9.3%
4	Xi’an Qingmei Flower Co., Ltd	$605,696	8.9%
5	Chengdu Huadu Gardening Company	$552,102	8.1%

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces.  These marketing programs consist of the: (i) establishment of Company directly-owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the Company’s designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base of retail customer to be designated "China Green Agriculture Authorized Retailers".  Under the Pilot Program, we currently have 15 directly-owned stores operating in Shaanxi Province, with each store having an assigned territory in order not to compete with any of the Company's existing distributors.  Since the launch of the Pilot Program in January 2010, we have worked closely with our existing distributors to designate over 3,671 retailers as “China Green Agriculture Retailers” for fiscal year ended June 30, 2011. We have entered into agreements with these retailers to prominently display "China Green Agriculture Authorized Retailer" on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores.  In addition, we provide the retailers with educational materials on proper product use, and billboard ads with our product logo to target farmers.

Research and Development

We currently conduct the bulk of our research and development activities through Jintai, with Yuxing providing certain research and development work as well.  Through these subsidiaries, we cultivate high-quality flowers, green vegetables and fruits in our own greenhouses and sell them to various end-users, including airlines, hotels and restaurants.  Jintai and Yuxing operate advanced research and development facilities that: (i) provide testing and an experimental data collection base for the function and feature of new fertilizers produced by Jinong by simulating the growing conditions and development stages of a variety of plants, such as flowers, vegetables and seedlings, which, in turn (ii) produce plants, flowers and vegetables that can be sold as commercial products to generate sales.  In addition, our research and development capabilities allow us to develop products that are tailored to specific farming needs, including those required by different crops, humidity, weather and soil conditions.  We act as a testing base for Northwest A&F University, an agriculture focused university in Shaanxi Province, and work together to develop fertilizer products with high potential for commercial success.

In January 2007, we invested approximately $10 million to purchase and construct advanced intelligent greenhouse facilities for Jintai to serve as our research and development base.  We believe it has quickly become one of the leading green fertilizer research facilities in China.  Flowers, fruits and vegetables that are grown for experimental testing of Jinong’s humic acid compound fertilizers are of high quality and value and are sold to local supermarkets and airline companies. We sold approximately $7,007,683 of these agricultural products during the fiscal year ended June 30, 2011.

During the fiscal year ended June 30, 2011, we applied approximately $10,107,079 of the proceeds from our public offerings in July 2009 and November/December 2009 (the “Public Offerings”) toward the partial payment of Yuxing’s pending research and development center, which includes the construction of 100 sunlight greenhouses and 6 “intelligent” greenhouses.  Upon completion, we expect the research and development center to expand our output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products.  The new facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to get products to market quickly, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we are planning to develop other agricultural derivatives from humic acid, such as humic-acid based organic pesticides, which can provide additional revenue sources and increase profitability.

During the fiscal year ended June 30, 2010 and 2009, we spent $12,956,621 and $0 on Yuxing’s research and development activities.

New Products

With our strong and advanced research and development capabilities, we have developed 454 products and continue to develop new products.  During the fiscal year ended June 30, 2011, we developed 29 new products, which contributed $33,843,277 to our sales revenue for the period.

Among the new products we introduced in fiscal year 2011, there are several powder fertilizers, liquid fertilizers, compound fertilizers and blended fertilizers.

In addition to developing new fertilizer products, we are also developing soilless seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

We hold the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Registration Number	Valid Term
Jinong	No.3906984	May 7, 2007 to May 6, 2017

Mei Er An	No. 1508004	January 20, 2011 to January 20, 2021

SPR HOP	No. 3320282	May 28, 2004 to May 27, 2014

科霸KEBA	No. 760379	August 14, 2005 to August 13, 2015

天聚缘T.J.Y	No. 3320283	May 28, 2004 to May 27, 2014

Huang Cheng Gen	No. 5219720	June 28, 2009 to June 27, 2019

A registered trademark is protected in China for a term of 10 years, and renewable for another 10 year term under PRC trademark law, as long as the renewal application is submitted to the PRC Trademark Offices within six months prior to the expiration of the initial term.

Jinong has one patent for a fertilizer formulation and patent application for our proprietary production line and manufacturing processes as follows:

Patent/Pending Patent Application	Type of Patent	Patent No. /Application No.	Inventor’s Name and Patent Holder	Date of Application	Date of Publication and Term
Patent: Production facility of Humic Acid Products	Utility Model Patent	Patent No.: ZL 2007 2 0031884.2	Inventor: Tao Li Patent Holder: Jinong	May 29, 2007	May 14, 2008; 10 years

Patent Application: Method and recipe of the water soluble humic acid fertilizers	Utility Model Patent	Application No.: 200710017334.x	Applicant: Jinong	February 1, 2007	November 24, 2010;

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

Nation-wide sales network.  In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China.  We have over 797 distributors nationwide across 22 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.  Most of our competitors, including larger competitors, do not have a sales team as large as ours that specializes in the sale of compound fertilizer products.  Moreover, we expect the regional strengths of Gufeng’s distribution network to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development.  Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based at our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. As a result, most of Jinong’s experimental work is conducted in Jintai and Yuxing’s greenhouse facilities, thereby speeding up product development cycles, and cutting costs without sacrificing accuracy of results.  During the fiscal year ended June 30, 2011, we generated approximately $7,007,683 revenue from sales of Jintai and Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future.   We are currently building 100 sunlight greenhouses and 6 intelligence greenhouses over an 88-acre parcel of land in connection with Yuxing's pending research and development center, which will expand output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products.  The new facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share.

Gufeng and Tianjuyuan have a total of 30 employees in research and development.  They have independently developed seven technologies:

1)
Drying fan for urea-based compound fertilizer.  The drying fan for urea-based compound fertilizer is specially designed by our technical personnel through numerous tests on different fertilizer products.

2)	Heat balance control system for flexible compound fertilizer.

3)	Automatic control system for the anti-block of compound fertilize

4)	Water control technology for low nitrogen, low potassium and high phosphorus compound fertilizer

5)
Manufacturing technology for salt-alkaline resistance and soil improvement of compound fertilizer.  The company had won the third prize for progress in science and technology in Pinggu District Beijing with this technology.

6)	Manufacturing technology for compound HA fertilizer with high density (NPK≥51%).

7)	Manufacturing technology for the sustained release of blending and compound fertilizer. This technology has passed the inspection and approval of expert panel of Beijing municipal committee.

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

Well-known Brand. We believe that purchasing decisions of customers are often based on strong brand recognition. “Jinong” is a registered trademark and is well recognized by end users in our specialty humic acid fertilizers; however, certain large international fertilizer producers and traders who import fertilizers to China, such as Cuikang (Hong Kong) Co., Ltd., a distributor for Yara Phosyn Ltd., a British fertilizer company, have strong brand recognition and domestic customers generally perceive the quality of the imported products as higher or more stable than fertilizers currently produced in China. Gufeng sells its products under four brands, namely Keba, Meier’an, Huangchenggen and SPR HOP. Tianjuyuan’s products are marketed under the brands AGR GFJ and T.J.Y. The primary products sold under the Gufeng and Tianjuyuan brands, include blended fertilizer (high nitrogen) for corn, and organic /inorganic compound fertilizer (sulfur based) for vegetable.

Automated Production Line and Process.  All of Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each of the material input bins.  In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2011, Jinong’s highly advanced production lines manufactured a multi-tiered line of 143 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in our industry.  We have patent protection for Jinong’s proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other capable of producing liquid, powder and granular fertilizers.  With the addition of Gufeng, we currently have an annual production capacity of 555,000 metric tons.

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

Top-grade flowers:   The main competitor to our flowers and flower seedlings is Sanyi Agriculture Technology Co., Ltd. in Gansu Province. We believe that our flower products have comparative advantages in terms of the advanced technologies they are based on, the superior species of the seedlings we select and the efficiency and stability of our products.  In addition, unlike most of our competitors that lack adequate greenhouses, our greenhouse facilities enable us to produce flower seedlings year-round.

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

Employees

We have a total of 760 full-time employees, of which 174 are employed by Jinong, 79 are employed by Jintai, 21 are employed by Yuxing, 458 are employed by Gufeng and 28 are employed by Tianjuyuan.

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

•
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

•
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

•
Fertilizer Registration.  Fertilizer registration is required for the production of fertilizer and issued by the Ministry of Agriculture of the PRC.  The registration numbers held by Jinong are: Agriculture Fertilizer Numbers. 1085, 1083, 1084, 0467, 0865, 0896, 4081, 4082, 0992, 5471 and 5511. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Our certificates No. 0865, No. 0896, No. 4081, No.4082, No.0992, No. 5471 and No. 5511 are interim fertilizer registration certificates. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which, if granted, is valid for five years, and thereafter must be renewed every five years. Our formal fertilizer registration certificates are certificates No. 1083, No. 1084, No. 1085 and No. 0467.   Gufeng and Tianjuyuan have 39 interim fertilizer certificates and 313 formal certificates that are current and valid for the production of their fertilizer products.

	Registration No.	Trademark	Product Name	Main Technique Index	Certificate Issuance Date	Expiration Date
1	No. 1085	Ji Nong	Humic Acid Liquid Fertilizer	Fe+Mn+Zn+B+Mo≥20 g/l; Amino Acid ≥100 g/l	April 23, 2008	April, 2013

2	No. 1083	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥200g/l; Humic Acid≥40 g/l	April 23,2008	April, 2013

3	No. 1084	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥350g/l; Humic Acid≥30 g/l	April 23,2008	April , 2013

4	No.0 467	Ji Nong	Humic Acid Liquid Fertilizer	N+P2O5+K2O≥23g/l; Organic Matter≥80g/l Cu+Fe+Mn+Zn+B+Mo≥60 g/l	July 11, 2011	October, 2015

5	No.0865	Ji Nong	Organic Fertilizer	N+P2O5+ K2O≥10%; Organic Matter≥30%	April 6, 2011	April , 2012*

6	No.0896	Ji Nong	Refined Organic Fertilizer	N+P2O5+ K2O≥8%; Organic Matter≥30%	April 6, 2011	April, 2012*

7.	No. 4081	Ji Nong	Humic Acid	N+P2O5+K2O≥35.0%	October 11,	November, 2011*
			Liquid	Humic Acid≥3.0%	2010
Fertilizer

8.	No. 4082	Ji Nong	Humic Acid	Fe+Mn+Zn+B≥6.0%	October 11,	November, 2011*
			Liquid	Humic Acid≥3.0%	2010
Fertilizer
9.	No. 0992	Ji Nong	Organic	N+P2O5+K2O≥4.0%	January 20,	January, 2012*
			Fertilizer	Organic Matter≥30%	2011

10.	No. 5471	Ji Nong	Humic Acid	N+K2O≥20.0%	July 11,	July, 2012*
			Liquid	Humic Acid≥4.0%	2011
Fertilizer
11.	No. 5511	Ji Nong	Liquid	N+P2O5+K2O≥50.0%	July 11,	July, 2012*
			Fertilizer	Zn+B 0.5%-3.0%	2011

* Certificates  No. 0865, No. 0896, No. 4081, No. 4082, No. 0992, No. 5471, and No. 5511 are interim fertilizer registration certificates with a one-year term. The Company will apply for formal certificates before the expiration date.

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

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.  .

Jinong is the holder of two registered patents.  One patent is a fertilizer formulation called Method and Recipe of the Water Soluble Humic Acid Fertilizers.  The other patent is called Production Facility of Humic Acid Productsand relates to our proprietary production line and manufacturing processes in the PRC. Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

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

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies, it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. We also compete with a few large PRC national competitors, such as  Yuntianhua Group Co., Ltd and Yongye International, Inc. Although we have advanced automated humic acid-based fertilizer production lines and green house supported research and development centers, we cannot assure you that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization could lead to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. If they are localized and become familiar enough of the type of fertilizer we produce, we may face additional competition. If we are not successful in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price.

Our major competitors may be able to endure downturns in our industrial sector more successfully than we are. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competitors.

If we are unable to design, manufacture, and market fertilizer products in a timely and efficient manner, we may not remain as competitive.

Most of our fertilizer products are characterized by short product development cycles and target the unique climate and soil conditions where our customers are located.  Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop and offer new and/or improved fertilizer products that are suitable to evolving customer needs.  New fertilizers may be not widely proven. As a result, we may experience performance difficulties, which may result in delays, setbacks and cost overruns.  Our inability to develop and offer new and/or improved fertilizer products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at desired rates of growth.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand in a timely manner, which could result in the loss of customers and net sales or could result in a lower profit margin for us.

Jinong is supplied with approximately 50 different types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and used to manufacture our products.  Although there are numerous weathered coal suppliers available to us, we have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of the abundance and high quality of weathered coal in the Inner Mongolia Autonomous Region. .  Our supply agreement with Tianlibao is renewed on a monthly basis. If Tianlibao does not intend to renew the supply agreement with us for any reason, or if there are any business interruptions at Tianlibao and we are unable to locate an alternative supply in a timely manner or on the same terms, we may not be able to meet customer demand of humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers, which may result in the loss of customers and net sales or we may not be able to keep our profit margin on our humic acid-based fertilizers.

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

If we cannot renew our fertilizer registration certificates, we will be unable to sell some or all of our products. If we do not receive the formal fertilizer registration certificates for our new products, upon the expiration of the temporary registration certificates, we cannot continue to produce such new products.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years..  Jinong has seven interim registration certificates, which have a one-year term, and four formal registration certificates.  Gufeng and Tianjuyuan have 39 interim fertilizer certificates and 313 formal certificates that are current and valid for the production of their fertilizer products.. We will apply for formal certificates for each of our interim certificates before the applicable expiration date.

Our belief is that the PRC Ministry of Agriculture generally will grant an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell our fertilizer products in China which will cause the termination of part or all of our commercial operations for fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our 46 interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to certain unexpected incidents occurred in China, we cannot assure you that our formal fertilizer registration certificates can be obtained without delay or  can be obtained at all in which case our production could be adversely affected.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

In addition to a fertilizer registration certificate, we are required to hold a variety of other permits, licenses and certificates to conduct our business in China. We may not possess or receive all the permits, licenses and certificates required for our business or for which application has been made. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial advance notice. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we are required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting and include such report in our annual reports on Form 10-K filed with the SEC. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.   We engaged a consulting firm in 2009 to help us design and implement effective internal controls; however we cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

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

Although Gufeng had sales revenues of $107,081,018 for its fiscal year ended June 30, 2011, Gufeng’s net income for such period was $11,422,057.  This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital.  In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products.  As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our production requirements and strategic goals.

Although we have made progress in terms of integrating Gufeng’s employees, products and distribution network into our business during the past 12 months, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition and results of operations.

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

A severe or prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2010 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

The PRC economy also faces challenges. The PRC government has implemented various measures recently to curb inflation. If economic growth slows or an economic downturn occurs, our business and results of operations may be materially and adversely affected.

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

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals (Source: President Hu’s Report at 17th Party Congress). Policies of the PRC government can have significant effects on economic conditions in China. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;

•	confiscatory taxation;

•	restrictions on currency conversion, imports or sources of supplies;

•	expropriation or nationalization of private enterprises.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of  -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was -0.7% and 3.3% in 2009 and 2010, respectively.  These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds we received from any offerings to make loans to our PRC subsidiaries or to make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiaries. In utilizing the proceeds we received from any offerings, we may make loans to our PRC subsidiaries, whether currently in existence or to be formed in the future, or make additional capital contributions to our PRC subsidiaries.

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

We may have difficulty managing the risk associated with doing business in the Chinese fertilizer and feed sector.

In general, the fertilizer and feed sector in China is affected by a series of factors, including, but not limited to, natural, economic and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and feed operations in China face similar risks as present in other countries, however, in the PRC these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and feed sector itself or sectors which provide critical inputs to fertilizer and feed such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

•	food, feed, and energy demand including liquid fuels and crude oil;

•	agricultural, financial, energy and renewable energy and trade policies;

•	input and output pricing due to market factors and regulatory policies;

•	production and crop progress due to adverse weather conditions, equipment deliveries, and water and irrigation conditions; and

•	infrastructure conditions and policies.

Currently, we do not hold and do not intend to purchase insurance policies to protect revenue in the case that the above conditions cause losses of revenue

Risks Related to an Investment in our Stock.

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

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operations results;

•	filing of a class action lawsuit against us and certain of our current and former officers;

•	changes in financial estimates by securities research analysts;

•	conditions in foreign or domestic fertilizer and agricultural markets;

•	changes in the economic performance or market valuations of other companies in the same industry;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between the RMB and the U.S. dollar;

•	intellectual property litigation;

•	general economic or political conditions in the PRC; and

•	Other events or factors, many of which are beyond our control.

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

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.  As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short seller attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attack, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

In August and September of 2010, there were reports published by the International Financial Research & Analysis Group, Seeking Alpha website, analysts, and other web-based publishers that contained misleading statements about us.  Although we have responded in two press releases dated September 13, 2010, it is likely that that there will be additional short seller attacks against Chinese companies.  As a result, the price of our stock remains vulnerable to any further attacks in this regard.

A class action lawsuit and shareholder derivative lawsuits have been filed against us alleging violations of the federal securities laws and breach of fiduciary duties by certain of our current and former officers and directors, respectively, and the Commission is conducting an investigation. Any unfavorable outcomes of such proceedings could have a material adverse effect on our business.

A class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010, alleging that we and certain of our current and former officers violated the federal securities laws. Several shareholder derivative suits have also been filed against certain of our current and former officers and directors alleging, among other things, breach of fiduciary duties by such officers and directors.  In addition, the Commission is conducting an investigation of our prior reported financial statements, as well as the allegations in the complaints described above.  See “Item 3. – Legal Proceedings” of Part I.  It is possible that additional similar complaints and related derivative actions may be filed in the future. The expense of defending these litigations, and possible additional similar litigations or other proceedings, may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any of such proceedings could have a material adverse effect on our business, results of operations and cash flows.

A recent SEC investor bulletin regarding reverse mergers may drive down the market price of our common stock.

On June 9, 2011, the SEC issued an investor bulletin in which it explained the process by which a company becomes a public company by means of a reverse merger, described the potential risks of investing in a reverse merger company and detailed recent enforcement actions taken by it against certain reverse merger companies.  In particular the investor bulletin raised specific concerns with respect to foreign companies that access the U.S. markets through the reverse merger process, as we did.  The SEC investor bulletin could lead investors in our common stock to sell their shares and may cause other investors not to invest in us, thus driving down the market price of our common stock or making it more difficult for us to raise funds in the future.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with the New York Stock Exchange, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

There is no private ownership of land in China.  All land is owned by the government of the PRC on behalf of all Chinese citizens or collectively owned by farmers. Land use rights can be allocated for free, granted or transferred with consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at 3rd floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi province, PRC 710065. The office space is approximately 360 square meters in area (3,875 square feet).  It is leased from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), which is controlled by Mr. Li, our Chairman, President and CEO, for a term of two years from July 1, 2010 at an annual rent of $19,583 (RMB129,600), which is the market rate in that area.

Through Jinong, we own an approximately 6,500 square meters (69,965 square feet) production facility and an approximately 31,000 square meters (333,681 square feet) production facility, located in the Yang Ling Agriculture High-tech Demonstration Zone, on No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC 712100.  The production facilities are located on approximately 47,000 square meters (505,904 square feet) of land, which also contains office buildings, warehouses and research laboratories. The production lines have a total annual production capacity of 55,000 metric tons and have a current utilization rate of 87%.  We own the land use rights for the land on which Jinong’s manufacturing facilities are situated for a term of 50 years from 2001.

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

Yuxing, Jinong’s wholly-owned subsidiary, has land use rights to over 353,000 square meters (3,799,660 square feet) of land located in Hu County, Xi’an, Shaanxi Province on which we have built 100 sunlight greenhouses as part of a research and development center currently under construction.  We expect to finish completion of 12 “intelligent” greenhouses on this property by 2012.

Through Gufeng and Tianjuyuan, we own an additional 12,286 square meters (approximately 132,000 square feet) of manufacturing, office and warehouse space located on approximately 42,726 square meters (459,898 square feet) of land located in No. 6 Mafang Logistics Park, Pinggu, Beijing.  In addition, the eight manufacturing facilities of Gufeng and Tianjuyuan collectively increased our total annual production capacity by another 500,000 metric tons. The collective utilization rate of these facilities is 58%.

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

* Tianjuyuan entered into three loan agreements with China Agriculture Bank in 2010. In exchange, Tianjuyuan mortgaged its land use right and building ownership. We summarize the major information in the table below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate	Property under Mortgage

1	RMB10.1 million ($1,562,470)	China Agriculture Bank - Beijing Ping Gu District Branch	May 23, 2011 to April 19, 2012	Mortgage	7.2565% (year)	Tianjuyuan’s land (Certificate #2003189) and building (Certificate #33142)

2	RMB8.4 million ($1,299,480)	China Agriculture Bank - Beijing Ping Gu District Branch	February 8, 2011 to February 1, 2012	Mortgage	7.2565% (year)	Tianjuyuan’s land (Certificate #2003189) and building (Certificate #33142)

3	RMB8 million ($1,237,600)	China Agriculture Bank - Beijing Ping Gu District Branch	April 12, 2011 to April 11, 2012	Mortgage	7.2565% (year)	Tianjuyuan’s land (Certificate # 2003189) and building (Certificate #33142)

ITEM 3.  LEGAL PROCEEDINGS

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel.  On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011.  The amended complaint alleges that we and certain of our current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in our financial statements, securities offering documents, and related disclosures during the class period.  The plaintiffs claim that such allegedly misleading statements inflated the price of our common stock and seek monetary damages in an amount to be determined at trial.  By stipulation of the parties, defendants’ response to the amended complaint is due October 7, 2011.

On December 10, 2010, a derivative complaint was filed by a shareholder, purportedly on our behalf, against certain of our current and former officers and directors in the First Judicial District Court of the State of Nevada in and for Carson City. The complaint alleges, among other things, various violations of state law by such officers and directors, including breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The plaintiff requests, among other remedies, restitution from such officers and directors and reform to our corporate governance and internal procedures.

On January 5, 2011, a second derivative complaint was filed by two shareholders, purportedly on our behalf, against, among others, certain of our current and former officers and directors, in the United States District Court, District of Columbia.  By stipulation of the parties, this case has been transferred to the District Court for the District of Nevada.  This complaint alleges, among other things, that such officers and directors breached their fiduciary duties by knowingly filing inaccurate and inconsistent financial statements and other filings with the Commission and by failing to correct such allegedly inaccurate financial disclosure. The plaintiffs request, among other remedies, damages in the amount sustained by the defendants’ alleged breach of fiduciary duties and other violations of law, and other equitable relief.

On January 12, 2011, two additional derivative complaints were filed by different shareholders, purportedly on our behalf, against certain of our current and former officers and directors, in the Eighth Judicial District Court, Clark County, Nevada.  Each of the complaints alleges, among other things, that defendants breached their fiduciary duties by disseminating false and misleading information to shareholders via public filings and other communications, failing to maintain internal controls and procedures and failing to properly oversee and manage the company.  Each of the complaints also alleges unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the defendants.  The plaintiffs request, among other remedies, damages caused by the breach of defendants’ fiduciary duties, restitution from such officers and directors and reform to our corporate governance and internal procedures.  By stipulation, these two derivative actions have been transferred to the First Judicial District Court of the State of Nevada in and for Carson City and consolidated with the derivative action already pending in that court.  By stipulation of the parties, all of the derivative actions are currently stayed.

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

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 26,845,859 shares of which were outstanding as of September 9, 2011, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of September 9, 2011.   Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”.  From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE Amex Equities.  From  August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

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

Table II below sets forth the high and low sales prices for our common stock for each fiscal quarter from the quarter ended March 31, 2009 through the quarter ended June 30, 2011 based on reports of transactions on the NYSE Amex Equities and NYSE.

Table II

Quarter Ended	High	Low
03/31/2009	$3.90	$2.60
06/30/2009	$9.00	$3.28
09/30/2009	$15.00	$6.81
12/31/2009	$18.70	$10.02
03/31/2010	$17.89	$12.31
06/30/2010	$14.49	$8.91
09/30/2010	$12.50	$8.15
12/31/2010	$10.49	$6.81
03/31/2011	$9.49	$6.45
06/30/2011	$7.87	$3.43

On September 9, 2011, the last sale price for our common stock on the NYSE was $4.96 per share.

Holders

As of September 9, 2011, there were approximately 617 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company's revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiaries to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency. Pleaser read “ Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you. ” under Item 1A “Risk Factors” of this Report.

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

As of June 30, 2011, there were outstanding options to purchase an aggregate of 195,291 shares of common stock granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our board of directors or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	115,099	$14.67	1,797,406
Equity compensation plans not approved by security holders	—	—	—
Total	115,099	$14.67	1,797,406

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2870 over the period commencing on August 7, 2008 (the first date on which there was any significant trading of our common stock after our registration statement on Form SB-2 was declared effective by the Commission) and ending on June 30, 2011.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among China Green Agriculture, Inc., NYSE Composite Index and SIC Code Index (Agricultural Chemicals Sector)

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, whether made before or after the date of this Report and irrespective of any general incorporation language in such filing.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

Sales of unregistered securities by the Company have been previously disclosed in our Form 8-Ks and 10-Qs filed with the SEC.

Issuer Purchases of Equity Securities

None.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated income statement data for the years ended June 30, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of June 30, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report.  Our selected consolidated income statement data for the year ended June 30, 2008 and 2007 and the selected consolidated balance sheet data as of June 30, 2009, 2008 and 2007 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	For the year ended June 30,
	2011	2010	2009	2008	2007

Revenue	$179,717,966	$52,090,752	$35,207,997	$22,604,719	$15,184,343
Cost of goods sold	116,097,931	21,138,552	14,712,066	9,792,856	6,598,606
Gross profit	63,620,035	30,952,200	20,495,931	12,811,863	8,585,737
Operating expenses	21,508,604	6,025,579	3,405,918	3,494,946	1,011,686
Income from operations	42,111,431	24,926,621	17,090,013	9,316,917	7,574,051
Non-operating income (expense)	(160,186)	157,653	(294,043)	(845,916)	(360,297)
Provision for income taxes	9,037,144	3,794,516	2,331,548	692,474	295,012
Net income	$32,914,101	$21,289,758	$14,464,422	$7,778,527	$6,918,742

Weighted average shares outstanding:
Basic	25,929,517	23,468,246	18,478,474	14,688,250	10,770,669
Diluted	25,929,517	23,468,246	18,532,591	14,695,626	10,770,669

Earnings (loss) per share:
Basic	$1.27	$0.91	$0.78	$0.53	$0.64
Diluted	$1.27	$0.91	$0.78	$0.53	$0.64

	As of June 30,
	2011	2010	2009	2008	2007

Total current assets	$118,881,464	$89,478,076	$33,593,958	$25,026,275	$4,136,059
Total assets	223,370,987	131,787,942	61,618,426	49,521,382	17,099,775
Total current liabilities	31,497,746	3,250,020	8,458,299	11,738,686	8,334,420
Total liabilites	31,497,746	3,250,020	8,458,299	11,738,686	8,334,420
Total shareholders' equity	$191,873,241	$128,537,922	$32,640,872	$17,263,441	$8,765,355

The selected financial data presented in the above table is indicative of the Company's strategy of growing through acquisition. We acquired Gufeng and its wholly owned subsidiary Tianjuyuan on July 2, 2010.    The below schedule further segments the above data providing the acquisition year impact on the consolidated balance sheet and the statement of operations. The reader should view the below information in combination with Note 16 - Segment Information included as part of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K as well as Item 1. “Business – Our History”.

As of June 30,
2011
Revenue	$107,081,018
Cost of goods sold	85,670,990
Gross profit	21,410,028
Operating expenses	6,121,157
Income (loss) from operations	15,288,871
Non-operating income (expense)	(412,927)
Income tax expense	3,879,959
Net income (loss)	$10,995,985

As of June 30,
2011
Total current assets	$30,037,818
Total assets	75,919,198
Total current liabilities	35,118,933
Total liabilites	35,118,933
Total shareholders' equity	$40,800,265

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Jintai and Yuxing also serve as a research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng generated approximately 96.1%, 88.0% and 82.1% of our total revenues in the fiscal year ended June 30, 2011, 2010 and 2009, respectively. It should be noted that our consolidated results for the 2010 and 2009 periods do not include the results of Gufeng and its subsidiary, Tianjuyuan, which were acquired on July 2, 2010.

Fertilizer Products

As of June 30, 2011, we had developed and produced a total of 454 different fertilizer products, of which 143 and 311 were developed and produced by Jinong and Gufeng (including its subsidiary Tianjuyuan), respectively.

For the fiscal year ended June 30, 2011, we sold approximately 337,769 metric tons of fertilizer products, as compared to 22,834 metric tons and 15,042 metric tons for the fiscal year ended June 30, 2010 and 2009, respectively, which did not include sales of products by Gufeng. For the fiscal year ended June 30, 2011, Jinong sold approximately 48,038 metric tons of fertilizer products, as compared to 22,834 and 15,042 metric tons for the fiscal year ended June 30, 2010 and 2009, respectively, Gufeng sold approximately 289,731 metric tons of fertilizer products for the fiscal year ended June 30, 2011. Our sales of fertilizer products to five provinces accounted for approximately 38.9% of our fertilizer revenue for the fiscal year ended June 30, 2011.  Specifically, the provinces and their respective percentage contribution to our fertilizer revenues were Hebei (10.4%), Beijing (8.5%), Liaoning (7.6%), Jilin (6.9%) and Heilongjiang (5.5%).

As of June 30, 2011, we had a total of 797 distributors covering 22 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 627 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Its top five distributors accounted for 2.2% of Jinong’s fertilizer revenues for the fiscal year ended June 30, 2011. Gufeng had 170 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 48.1% of its revenues for the fiscal year ended June 30, 2011, of which Sinoagri Holding Company Limited accounted for 29.6% of Gufeng’s revenue for the fiscal year ended June 30, 2011.

Agricultural Products

Through Jintai, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Jintai’s and Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 99.5% of our agricultural products revenue for the fiscal year ended June 30, 2011 were Shaanxi (87.9%), Sichuan (8.1%) and, Shanxi (3.5%).

Recent Developments

New Products

During the three months ended June 30, 2011, Jinong launched seven new humic-acid based liquid and powder fertilizer products. Jinong’s new products generated approximately $594,523, or 3.1% of Jinong’s fertilizer revenues for the three months ended June 30, 2011. Jinong also added 19 new distributors for the three months ended June 30, 2011. Jinong’s new distributors accounted for approximately $331,477, or 1.8% of Jinong’s fertilizer revenues for the three months ended June 30, 2011. During the three months ended June 30, 2011, Gufeng launched one new product that organic-inorganic compound fertilizers. This new product generated approximately $24,062,396, or 60.4%, of Gufeng’s fertilizer revenues for the three months ended June 30, 2011. Gufeng also added seven new distributors during the three months ended June 30, 2011, which accounted for approximately $9,642,269, or 24.2%, of Gufeng’s fertilizer revenues.

Strategic Alliance Agreement with the China Humic Acid Industry Association

As disclosed in a press release dated March 2, 2011, on February 27, 2011, we signed a Strategic Alliance Agreement with the China Humic Acid Industry Association ("CHAIA" or the "Association"), pursuant to which we will work extensively with the Association in the design of the Humic Acid-based Granular Compound Fertilizer Protocol (the "Protocol") and in establishing the National Engineering Research Center of Humic Acid-based Fertilizers of China (the "Engineering Center"). CHAIA is a nationwide non-profit organization sponsored by the Chinese government that functions as the humic acid industry's self-regulatory body. With dozens of corporate members, the Association aims to regulate and thus improve the humic acid market in China. By the end of 2011, the Association plans to release the Protocol, which will be the first ever in the Chinese fertilizer industry to standardize the ingredients and the formulas used in fertilizer products, thus establishing the product quality of humic acid-based granular fertilizers. The Protocol is largely expected to regulate the production and distribution of humic acid granular fertilizers among manufacturers and hopefully eliminate misuse of the humic acid label. We are also currently working with the Association to advocate approval for the Engineering Center by the PRC central government. The mandate of the Engineering Center would mainly include conducting humic acid-related research, discovering new uses for humic acid in the fertilizer industry and experimenting and developing new humic acid-based fertilizer products for various farming uses.

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

Results of Operations

The fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.

The following table shows the operating results of the Company on a consolidated basis for the fiscal years ended June 30, 2011 and 2010.

Note, however, that our consolidated results for the fiscal year ended June 30, 2010 do not include the results of Gufeng and its subsidiary, Tianjuyuan, which were acquired on July 2, 2010.

	For the Years Ended June 30,
	2011	2010
Net sales	$179,717,966	$52,090,752
Jinong	65,629,265	45,816,377
Gufeng	107,081,018	-
Jintai	6,826,933	6,274,375
Yuxing	180,750	-
Cost of goods sold	116,097,931	21,138,552
Jinong	26,449,117	17,700,532
Gufeng	85,670,990	-
Jintai	3,841,391	3,438,020
Yuxing	136,433	-
Gross profit	63,620,035	30,952,200
Selling expenses	7,121,905	2,203,345
General and administrative expenses	14,386,699	3,822,234
Income from operations	42,111,431	24,926,621
Total other income (expense)	(160,186)	157,653
Income before income taxes	41,951,245	25,084,274
Provision for income taxes	9,037,144	3,794,516
Net income	32,941,101	21,289,758
Jinong	29,139,457	21,502,252
Gufeng	10,995,985	-
Jintai	(96,244)	2,640,233
Yuxing	(293,914)	(181,304)
Parent	(6,831,182)	(2,671,423)
Basic net earnings per share	$1.27	$0.91
Basic weighted average shares outstanding	25,929,517	23,468,246
Diluted weighted average shares outstanding	25,929,517	23,468,246

Net Sales

Total net sales for the fiscal year ended June 30, 2011 were $179,717,966, an increase of $127,627,214, or 245.0%, from $52,090,752 for the fiscal year ended June 30, 2010. This increase was largely due to the inclusion of Gufeng’s net sales, which contributed $107,081,018, or 59.6%, of our total net sales. Our total net sales without including Gufeng’s net sales for the fiscal year ended June 30, 2011 were $72,636,948, an increase of $20,546,196, or 39.4%, from $52.1 million for the fiscal year ended June 30, 2010.

For the fiscal year ended June 30, 2011, Jinong’s net sales increased $19,812,888, or 43.2%, to $65,629,265 from $45,816,377 from the fiscal year ended June 30, 2010. Sales volume increased 110.4% to 48,038 metric tons for the fiscal year ended June 30, 2011 from 22,835 metric tons for the fiscal year ended June 30, 2010. This increase was mainly attributable to greater sales of products including our liquid fertilizers, powder fertilizers, and particularly, the lower-margin granular fertilizers released since our 40,000 metric-ton production line began production in August 2009. In addition, Jinong launched more promotional activities to increase sales.

Net sales at Gufeng, which included one quarter of production on the new 200,000 metric ton line, for the fiscal year ended June 30, 2011, were $107.1 million, an increase of $47.2 million, or 78.9%, from $59.9 million for the fiscal year ended June 30, 2010.

Jintai’s net sales increased by $552,558, or 8.8%, to $6,826,933 for the fiscal year ended June 30, 2011 from $6,274,375 for the same period in 2010.

Yuxing achieved net sales of $180,750 during the fiscal year ended June 30, 2011. For fiscal year ended June 30, 2010, Yuxing segment had no revenues.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2011 was $116,097,931, an increase of $94,959,379, or 449.2%, from $21,138,551 for the fiscal year ended June 30, 2010. This significant increase was mainly due to the costs attributable to the production and sale of Gufeng’s products, which accounted for 73.8% of our cost of goods sold. The total cost of goods sold without including Gufeng’s cost of goods sold for the fiscal year ended June 30, 2011 was $30,426,941, an increase of $9,288,389, or 43.9% from $21,138,551 for the fiscal year ended June 30, 2010.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2011 was $26,449,117, an increase of $8,748,585, or 49.4%, from $17,700,532 for the same period in 2010. As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 14.7% and 34.0% for the fiscal year ended June 30, 2011 and 2010, respectively. The increase in cost of goods sold was attributable to the increase in sales of lower-margin granular fertilizers and the increase in raw materials and packaging materials used as a result of our newly introduced powder and liquid fertilizer products.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2011 was $85,670,990 which accounted for 73.8% of total cost of goods sold.

Cost of goods sold by Jintai for the fiscal year ended June 30, 2011 was $3,841,391, an increase of $403,371, or 11.7%, from $3,438,020 for fiscal year 2010. The increase in the price of raw materials was the main reason for the increase in Jintai’s cost of goods sold.

Cost of goods sold by Yuxing was $136,433 for the fiscal year ended June 30, 2011. For fiscal year ended June 30, 2010, Yuxing segment had no cost of goods sold.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2011 increased by $32,667,835, or 105.5%, to $63,620,035, as compared to $30,952,200 for the fiscal year ended June 30, 2010. Gross profit margin was approximately 35.4% and 59.4% for the fiscal year ended June 30, 2011 and 2010, respectively. The decrease in gross profit margin was primarily due to the recent acquisition of Gufeng, which mainly sells low-margin granular fertilizer products. The gross profit without including Gufeng’s gross profit was $42,210,007 with a gross profit margin of 58.1%.

Gross profit generated by Jinong increased by $11,064,303, or 39.4%, to $39,180,148 for the fiscal year ended June 30, 2011 from $28,115,845 for the fiscal year ended June 30 2010. Gross profit margin from Jinong’s sales was approximately 59.7% and 61.4% for the fiscal year ended June 30, 2011 and 2010, respectively. The main reason for the decrease in Jinong’s gross profit margin was primarily attributable to the strong sales of lower-margin granular fertilizers for the fiscal year ended June 30, 2011 compared with a year ago. In addition, the increase in the price of raw materials also contributed to the lower margin than before.

Gross profit generated by Gufeng was $21,410,028 with a gross profit margin of approximately 20.0% for the fiscal year ended June 30, 2011.

Gross profit from Jintai increased by $149,187, or 5.3%, for the fiscal year ended June 30, 2011, to $2,985,542, as compared to $2,836,355 for the fiscal year ended June 30, 2010. Gross profit margin from Jintai’s sales was approximately 43.7% and 45.2% for the fiscal years ended June 30, 2011 and 2010, respectively.

Gross profit from Yuxing was $44,317 with a gross profit margin of approximately 24.5% for the fiscal years ended June 30, 2011.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $7,121,905, or 4.0%, of net sales for the fiscal year ended June 30, 2011 as compared to $2,203,345 or 4.2% of net sales for the fiscal year ended June 30, 2010, an increase of $4,918,560, or 223.2%. This increase was primarily due to the inclusion of Gufeng’s selling expenses for fiscal year 2011. The selling expenses of Gufeng were $ 2,834,005, or 2.6% of Gufeng’s net sales. The total selling expenses for the fiscal year ended June 30, 2011 without including Gufeng’s selling expenses was $4,287,900, or 5.9% of net sales excluding Gufeng’s net sales. The selling expenses of Jinong for the fiscal year ended June 30, 2011 were $4,254,198, or 6.5% of Jinong’s net sales, compared to selling expenses of $2,176,881, or 4.8% of Jinong’s net sales in fiscal year 2010. Most of this increase was due to Jinong’s expanded marketing efforts such as promotional materials and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued due to pending litigations. General and administrative expenses were $14,386,699, or 8.0% of net sales, for the fiscal year ended June 30, 2011, as compared to $ 3,822,234, or 7.3%, of net sales for the fiscal year ended June 30 2010, an increase of $10,564,465. This increase was primarily the result of the inclusion of Gufeng’s general and administrative expenses, stock compensation expenses, Jintai’s photinia fraseri seedlings becoming obsolete and additional legal and investor relations fees incurred in connection with certain pending litigations. The general and administrative expenses of Gufeng were $3,287,152 for the fiscal year ended June 30, 2011. In addition, the non-cash stock compensation expense was $3,605,235 for the fiscal year ended June 30, 2011.

Total Other Income (Expenses)

Total other income (expense) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the fiscal year ended June 30, 2011 was $160,186, as compared to total other income of $157,653 for the fiscal year ended June 30, 2010, an increase in expense of $317,839, or 201.6%. The increase was mainly attributable to the $466,912 interest expense from Gufeng’s outstanding short-term loans.

 Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $5,157,184 for the fiscal year ended June 30, 2011, as compared to $3,794,515 for the fiscal year ended June 30, 2010, an increase of $1,362,669, or 35.9%, which was primarily attributable to Jinong’s increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $3,879,959 for the fiscal year ended June 30, 2011.

Jintai and Yuxing are currently exempted under PRC regulations from paying income tax.

Net Income

Net income for the fiscal year ended June 30, 2011 was $32,914,101, an increase of $11,624,343, or 54.6%, compared to $21,289,758 for the fiscal year ended June 30, 2010. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 18.2% and 40.9% for the fiscal year ended June 30, 2011 and 2010, respectively. Net income generated by Jinong increased by $7,637,205, or 35.5%, to $29,139,457 for the fiscal year ended June 30, 2011 from $21,502,252 for the fiscal year ended June 30, 2010. The increase in Jinong’s net income was primarily due to the strong sales of Jinong’s fertilizer products during the fiscal year and also to the increase in Jinong’s gross profit. Net income generated by Gufeng was $10,995,985 for the fiscal year ended June 30, 2011. Net income generated by Jintai decreased by $2,736,477, or 103.6%, to a net loss of $96,244 for the fiscal year ended June 30, 2011 from $2,640,233 for the fiscal year ended June 30, 2010.

The fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009.

The following table shows the operating results of the Company on a consolidated basis for the fiscal years ended June 30, 2010 and 2009.

	For the Years Ended June 30,
	2010	2009

Net sales	$52,090,752	$35,207,997
Jinong	45,816,377	28,889,131
Gufeng	-	-
Jintai	6,274,375	6,318,866
Yuxing	-	-
Cost of goods sold	21,138,552	14,712,066
Jinong	17,700,532	11,173,236
Gufeng	-	-
Jintai	3,438,020	3,538,830
Yuxing	-	-
Gross profit	30,952,200	20,495,931
Selling expenses	2,203,345	1,412,101
General and administrative expenses	3,822,234	1,993,817
Income from operations	24,926,621	17,090,013
Total other income (expense)	157,653	(294,043)
Income before income taxes	25,084,274	16,795,970
Provision for income taxes	3,794,516	2,331,548
Net income	21,289,758	14,464,422
Jinong	21,502,252	13,411,090
Gufeng	-	-
Jintai	2,640,233	2,446,238
Yuxing	(181,304)	-
Parent	(2,671,423)	(1,392,885)
Basic net earnings per share	$0.91	$0.78
Basic weighted average shares outstanding	23,468,246	18,478,474
Diluted weighted average shares outstanding	23,468,246	18,532,591

Net Sales

Our net sales for the fiscal year ended June 30, 2010 were $52,090,752, an increase of $16,882,755, or 48.0%, from $35,207,997 for the fiscal year ended June 30, 2009.

Jinong’s net sales, which accounted for 88.0% of our total net sales, were driven by sales of humic acid-based compound fertilizers. For the fiscal year ended June 30, 2010, Jinong’s net sales increased by $16,927,245, or 58.6%, to $45,816,377 from $28,889,131 for the fiscal year ended June 30, 2009. Sales volume increased 51.8% to 22,835 metric tons for the fiscal year ended June 30, 2010 from 15,042 metric tons for the fiscal year ended June 30, 2009. This increase was mainly attributable to expansion in production capacity and the introduction of five new powder and granular fertilizer products, which accounted for 35% of the increase in net sales. Sales for the liquid-based fertilizer group also increased in both volume and amount, and in particular, the sales for functional fertilizer products contributed 32% of the increase in net sales.

Jintai’s net sales, which include sales of agricultural products, namely top-grade fruits, vegetables, flowers and colored seedlings by grown using our existing and new fertilizers, decreased by $44,491, or 0.7%, to $6,274,375 for the fiscal year ended June 30, 2010 from $6,318,866 for the same period in 2009. As its greenhouse facility reached its full capacity in fiscal year 2010, we did not expect any growth from Jintai in the near future unless we change dramatically our product mix and grow significantly more higher-end agricultural produce.  We are trying to grow gradually more higher-margin products such as butterfly orchids and red-leaf flowers and discontinue some lower margin products such as colored pepper and egg plant. Therefore, we do expect a flat growth in revenues with a slight better margin going forward.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2010 was $21,138,551, an increase of $6,426,485, or 43.7%, from $14,712,066 for the fiscal year ended June 30, 2009.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2010 was $17,700,532, an increase of $6,527,295, or 58.4%, from $11,173,236 for fiscal year 2009.  As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 34.0% and 31.7% for the fiscal years ended June 30, 2010 and 2009, respectively.  The increase in cost of goods sold was primarily attributable to the increase in raw materials and packaging materials as a result of our newly introduced powder and granular fertilizer products.

Cost of goods sold by Jintai for the fiscal year ended June 30, 2010 was $3,438,020, a decrease of $100,810, or 2.8%, from $3,538,830 for fiscal year 2009.  As a percentage of total net sales, cost of goods sold by Jintai accounted for approximately 6.6% and 10.1% for the fiscal year ended June 30, 2010 and 2009, respectively. The increase in direct materials such as seedlings was largely offset by the decrease in amortization and utility expenses.

Gross Profit

Gross profit for the fiscal year ended June 30, 2010 increased by $10,456,270, or 51.0%, to $30,952,201, as compared to $20,495,931 for the fiscal year ended June 30, 2009.  Gross profit margin was approximately 59.4% and 58.2% for the fiscal year ended June 30, 2010 and 2009, respectively.

Gross profit generated by Jinong increased by $10,399,950, or 58.7%, to $28,115,845 for the fiscal year ended June 30, 2010 from $17,715,895 for the fiscal year ended June 30, 2009. Gross profit margin from Jinong’s sales were approximately 61.4% and 61.3% for the fiscal year ended June 30, 2010 and 2009, respectively.  The increase in gross profit margin was mainly due to the introduction of our powder based fertilizer products, comprising 8.6% of our fertilizer revenues in fiscal year 2010, which have a higher profit margin as compared to those of the liquid-based fertilizer products we sold last year.

Gross profit from Jintai increased by $56,320, or 2.0%, for the fiscal year ended June 30, 2010, to $2,836,355, as compared to $2,780,036 for the fiscal year ended June 30, 2009.  Gross profit margin from Jintai’s sales was approximately 45.2% and 44.0% for the fiscal year ended June 30, 2010 and 2009, respectively. The increase in gross profit margin was primarily due to the increased sales in higher margin flowers compared to a year ago and discontinued production of less profitable products such as tomato, bitter melon and eggplant.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight charges and related compensation. Selling expenses were $2,203,345, or 4.2%, of net sales for the fiscal year ended June 30, 2010 as compared to $1,412,101, or 4.0%, of net sales for the fiscal year ended June 30, 2009, an increase of $791,244, or 56.0%. The increase was primarily attributable to the increase in shipping costs and marketing expenses due to our recently introduced granular based fertilizer products and new branding strategy with “authorized distributors/retailers”.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $3,822,234, or 7.3%, of net sales, for the fiscal year ended June 30, 2010, as compared to $1,993,817, or 5.7%, of net sales for the fiscal year ended June 30, 2009, an increase of $1,828,417.  The increase was mainly attributable to increased salaries and a non-cash stock compensation expense of $1,695,449 as a result of our issuance of options and restricted stock to our directors, officers and employees under our 2009 Equity Incentive Plan.

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

Discussion of Segment Profitability Measures

As of June 30, 2011, we were engaged in the following businesses: the production and sale of fertilizers through Jinong, Gufeng and Tianjuyuan, and the production and sale of high-quality agricultural products and research and development on new fertilizer products by Jintai. Upon the completion of its research and development center, Yuxing’s main business will be to conduct research and development on new fertilizer products and sell high-quality agricultural products. For financial reporting purposes, our operations were organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng and Tianjuyuan), agricultural products (Jintai) and research and development (Yuxing). Each of the segments has its own annual budget with regard to development, production and sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2011, cash and cash equivalents were $65,606,413, an increase of $3,270,976 and $44,539,990, or 5.2% and 250.3%, respectively, from $62,335,437 and 17,795,447 as of June 30, 2010 and 2009, respectively.

We intend to use some of the remaining net proceeds from the Public Offerings (approximately $8.5 million), as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives.  Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

 The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended June 30,
	2011	2010	2009
Net cash provided by operating activities	$33,647,469	$12,232,035	$7,184,086
Net cash used in investing activities	(32,966,702)	(16,524,693)	(5,097,721)
Net cash provided by financing activities	-	48,451,548	(926,957)
Effect of exchange rate change on cash and cash equivalents	2,590,209	381,100	23,623
Net increase in cash and cash equivalents	3,270,976	44,539,990	1,183,031
Cash and cash equivalents, beginning balance	62,335,437	17,795,447	16,612,416
Cash and cash equivalents, ending balance	$65,606,413	$62,335,437	$17,795,447

Operating Activities

Net cash provided by operating activities was $33,647,469 for the fiscal year ended June 30, 2011, an increase of $21,415,434 and $5,047,949, or 175.1% and 70.3%, respectively, from the $12,232,035 and $7,184,086 net cash provided by operating activities for fiscal years 2010 and 2009, respectively. The increase was mainly due to an increase in net income slightly supplemented by a decrease in working capital accounts.

Investing Activities

Net cash used in investing activities in the fiscal year ended June 30, 2011 was $32,966,702, which represents $22,740,058 used to purchase equipment and $6,720,539 used to acquire Gufeng. The net cash used in investing activities for fiscal year 2010 was $16,524,693, which represents $10,719,653 used to purchase the land use right for Yuxing’s new greenhouse facility and a $14,092,793 increase in property and equipment, $8,287,753 of which was transferred from construction in progress.  The net cash used in investing activities for fiscal year 2009 was $5,097,721, most of which was a $4,485,059 increase in construction in progress.

Financing Activities

Net cash provided by financing activities in the fiscal year ended June 30, 2011 totaled $0. The net cash provided by financing activities for the same period in 2010 and 2009 was $48,451,548 and $926,957, mainly due to the Public Offerings.

At June 30, 2011, 2010 and 2009, our loans payable were as follows:

	30-Jun-11	June 30, 2010*	June 30, 2009*
Short term loans payable:	$4,099,550	$-	$3,170,290
Total	$4,099,550	$-	$3,170,290

*Excludes Gufeng, which was acquired in July 2010.

None of our officers, directors or shareholders has made commitments to us for financing in the form of advances, loans or credit lines.

Accounts Receivable

We had accounts receivable of $17,517,625 as of June 30, 2011, as compared to $15,571,888 and $8,167,715 as of June 30, 2010 and 2009, respectively, an increase of $1,954,737 and $7,404,173, or 12.5% and 90.7%, respectively. The increase in 2011 was primarily due to the acquisition of Gufeng in accounts receivable on the date of acquisition and the increase in fertilizer sales in fiscal year 2011. The increase in 2010 was primarily due to extended credit terms to distributors due to down turn in economy.

Our allowance for doubtful accounts was $337,801 as of June 30, 2011, as compared to $193,403 and $119,178 as of June 30, 2010 and 2009, respectively, an increase of $144,398 and $74,225, or 74.7% and 62.3%, respectively. The increase in the allowance for doubtful accounts was due to an increase in receivables.

Inventories

We had an inventory of $23,732,404 as of June 30, 2011, as compared to $11,262,647 and $7,162,249 as of June 30, 2010 and 2009, an increase of $12,469,757 and $4,100,398, or 110.7% and 57.3%. This increase was mainly due to the acquisition of Gufeng, which had an inventory of $9,954,495 as of June 30, 2011.  Inventories increased in the other subsidiaries to meet the increased demand for both of our fertilizer products and agricultural products. Inventories in other subsidiaries were $13,777,909 as of June 30, 2011.

Accounts Payable

We had accounts payable of $5,981,703 as of June 30, 2011 as compared to $328,124 and $926,883 as of June 30, 2010 and 2009, representing an increase (decrease) of $5,653,579 and ($598,759), or 1,723.0% and (64.6%), of which $4,006,895 was attributable to Gufeng. The remaining increase in accounts payable is due to increased inventories purchased on credit.

Advances to Suppliers

We had advances to suppliers of $11,487,896 as of June 30, 2011 as compared to $221,280 and $95,255 as of June 30, 2010 and 2009, respectively, representing an increase of $11,266,616 and $126,025, or 5,091.6% and 132.3%, respectively.  The amount of Advances to Suppliers is mainly due to Gufeng. Gufeng’s compound fertilizer business is seasonal, which may result in carrying significant amounts of inventory and seasonal variations in working capital. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to feed the production. To build up the inventory, we typically make advance payment to the supplier to secure the supply of raw material of basic fertilizer. Our inability to predict future seasonal fertilizer demand accurately may result in excess inventory or product shortages.

Unearned Revenue

We had unearned revenue of $11,059,313 as of June 30, 2011 as compared to $41,645 and $24,000 as of June 30, 2010 and 2009, respectively, representing an increase of $11,017,668 and $17,645, or 26,456.2% and 73.5%, respectively.  This increase was mainly due to the acquisition of Gufeng, which had unearned revenues of $10,253,589 as of June 30, 2011.

Tax Payable

We had taxes payable of $7,004,865 as of June 30, 2011 as compared to $2,304,382 and $2,887,828 as of June 30, 2010 and 2009, respectively, representing an increase (decrease) of $4,845,891 and ($583,446), or 210.3% and (20.2%), respectively.  This increase was mainly due to the acquisition of Gufeng, which had taxes payable of $4,159,717 as of June 30, 2011.

Contractual Obligations

At June 30, 2011, our contractual obligations are as follows:

		Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short term loans	$4,099,550	$-	$-	$-	$4,099,550
Operating lease obligations	34,375	34,481	29,586	210,911	309,353
Total	$4,133,925	$34,481	$29,586	$210,911	$4,408,903

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

During the year ended June 30, 2011, we were organized into four main business segments: fertilizer production (Jinong), fertilizer production (Gufeng and Tianjuyuan), agricultural products production (Jintai) and future research and development center (Yuxing).

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2011, our accumulated other comprehensive income was $10.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2011 and June 30, 2010 was $4.1 million and $0, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2011. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

Balance sheets, as of June 30, 2011 and 2010, and statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2011, 2010, and 2009, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on this assessment using the COSO criteria, management has identified the following material weaknesses related to our consistent and timely performance and review of accounting reconciliations, and journal entries. Specifically, deficiencies were noted in the following areas: a) inconsistent performance of account reconciliations and analysis for several significant accounts on a timely basis; and b) inadequate controls over the identification and accounting for non-routine transactions. As a result, adjustments were required in fixed assets and deprecation, accrued liabilities and related income statement accounts in our consolidated financial statements included in this Annual Report on Form 10-K. The combined effect of the significant deficiencies and adjustments noted was determined to be a material weakness in relation to the preparation of such consolidated financial statements.

As a result of the existence of these material weaknesses, our chief executive officer and our chief financial officer have concluded that we did not maintain effective control over financial reporting as of June 30, 2011, based on the criteria in Internal Control — Integrated Framework.

To remediate the material weakness described above, as previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we engaged third party accounting consultants to assist us with the timely and accurate preparation, review and completion of our financial statements. Additionally, as previously disclosed in our Quarterly Report for the quarter ended December 31, 2010, we engaged Ernst & Young (China) Advisory Limited (“Ernst & Young”) to review our practices and advise us on potential improvements in our internal controls over financial reporting and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Ernst & Young has helped us establish improved internal controls over financial reporting which we now follow.

We are continuing to work with our third party accounting consultants and Ernst & Young to implement new measures to address the internal control deficiencies described above and will continue to evaluate and may in the future implement additional measures, including the following:

•	We have improved our internal control environment by establishing policies and procedures of transaction level and entity.

•	We have implemented a financial closing process check list including major book closure steps to perform consolidation and reviews.

•	We plan to strengthen our financial team by employing more qualified accountants to enhance the quality of our financial reporting preparation.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by Kabani & Company, Inc., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Except for the continuing improvement efforts described above, there were no changes in our  internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Green Agriculture, Inc. and its subsidiaries

We have audited China Green Agriculture, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company had significant deficiencies related to consistent and timely performance and review of accounting reconciliations, and journal entries. Specifically, deficiencies were noted in the following areas: a) inconsistent performance of account reconciliations and analysis for several significant accounts on a timely basis; and b) inadequate controls over the identification and accounting for non-routine transactions. As a result, adjustments were required in fixed assets and deprecation, accrued liabilities and related income statement accounts in the consolidated financial statements. The combined effect of the significant deficiencies and adjustments noted was determined to be a material weakness in relation to the preparation of financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2011 financial statements, and this report does not affect our report dated September 12, 2011 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, China Green Agriculture, Inc. and its subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of China Green Agriculture, Inc. and its subsidiaries, and our report dated September 12, 2011 expressed an unqualified opinion.

/s/ KABANI & COMPANY, INC
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA
September 12, 2011

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1)     The following documents are filed as part of this report:

Financial Statements

The following financial statements of China Green Agriculture, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

(a) (2)    The following financial statement schedule is filed as part of this report:

Schedule II:  Valuation and Qualifying Accounts

Allowance for Doubtful Accounts: Accounts Receivable

	Balance at	Charged to	Deduction	Balance at
	Beginning	Costs and	From	End
For the Years Ended June 30,	of Year	Expenses	Reserves	of Year
2009	$-	$119,178	$-	$119,178
2010	$119,178	$74,224.	$-	$193,402
2011	$193,402	$144,398	$-	$337,801

Allowance for Doubtful Accounts: Advance to Suppliers

	Balance at	Charged to	Deduction	Balance at
	Beginning	Costs and	From	End
For the Years Ended June 30,	of Year	Expenses	Reserves	of Year
2009	$-	$-	$-	$-
2010	$-	$-	$-	$-
2011	$-	$549,570	$-	$549,570

(b)      Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Agriculture, Inc.

Date: September 12, 2011	By:	/s/ Tao Li
Tao Li, President and CEO
(principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 12, 2011	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO (principal executive officer)

September 12, 2011	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

September 12, 2011	/s/ Yu Hao
Yu Hao, Director

September 12, 2011	/s/ Lianfu Liu
Lianfu Liu, Director

September 12, 2011	/s/ Yizhao Zhang
Yizhao Zhang, Director

September 12, 2011	/s/ Robert B. Fields
Robert B. Fields, Director

S-1

China Green Agriculture, Inc.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended June 30, 2011

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

10.1
Employment Agreement, dated January 16, 2008, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Mr. Tao Li (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 7, 2010).

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

10.5	Employment Agreement, dated July 1, 2010, by and between Beijing Gufeng Chemical Products Co., Ltd. and Qing Xin Jiang.

10.6	Non-Competition Agreement, dated July 1, 2010 by and between Beijing Gufeng Chemical Products Co., Ltd. and Mr. Qing Xin Jiang.

10.7	Non-Competition Agreement, dated July 1, 2010 by and between Beijing Gufeng Chemical Products Co., Ltd. and Ms Qiong Jia.

10.8	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.9	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

E-1

10.11	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

10.12
Offer Letter dated February 8, 2011 between China Green Agriculture, Inc. and Robert B. Fields. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

10.13
Project Construction Contract dated August 10, 2010 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

10.14
Lease Agreement dated September 30, 2010 between Shaanxi TechTeam Jinong Humid Acid Product Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1	List of Subsidiaries of the Company.

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2

Contents

Page

Report of Independent Registered Public Accounting Firms

Report of Kabani & Company, Inc.	F-1

Financial Statements:

Consolidated Balance Sheets as of June 30, 2011 and 2010	F-2

Consolidated Statements of Income and Other Comprehensive Income for the years ended June 30, 2011, 2010 and 2009	F-3

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2011, 2010 and 2009	F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2011, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. The Company’s management is responsible for these financial statements and schedules. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture, Inc. and its subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Green Agriculture, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12 expressed an adverse opinion.

/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA
September 12, 2011

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND 2010

	As of June 30,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$65,606,413	$62,335,437
Accounts receivable, net	17,517,625	15,571,888
Inventories	23,732,404	11,262,647
Other current assets	537,126	86,824
Advances to suppliers	11,487,896	221,280
Total Current Assets	118,881,464	89,478,076

Plant, Property and Equipment, Net	66,211,441	29,368,515

Construction In Progress	4,662,039	257,077

Other Assets - Non Current	150,169	1,098,704

Intangible Assets, Net	28,508,629	11,585,570

Goodwill	4,957,245	-

Total Assets	$223,370,987	$131,787,942

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$5,981,703	$328,124
Unearned revenue	11,059,313	41,645
Accrued expenses and other payables	3,282,353	507,705
Amount due to related parties	69,962	68,164
Taxes payable	7,004,865	2,304,382
Short term loans	4,099,550	-
Total Current Liabilities	31,497,746	3,250,020

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 26,845,860 and 24,572,329, shares issued and outstanding as of June 30, 2011 and 2010, respectively	26,846	24,573
Additional paid-in capital	98,627,482	75,755,682
Statutory reserve	10,027,721	5,864,648
Retained earnings	72,287,436	43,536,408
Accumulated other comprehensive income	10,903,756	3,356,611
Total Stockholders' Equity	191,873,241	128,537,922

Total Liabilities and Stockholders' Equity	$223,370,987	$131,787,942

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2011, 2010, AND 2009

	For the Years Ended June 30,
	2011	2010	2009
Sales
Jinong	$65,629,265	$45,816,377	$28,889,131
Gufeng	107,081,018	-	-
Jintai	6,826,933	6,274,375	6,318,866
Yuxing	180,750	-	-
Net sales	179,717,966	52,090,752	35,207,997
Cost of goods sold
Jinong	26,449,117	17,700,532	11,173,236
Gufeng	85,670,990	-	-
Jintai	3,841,391	3,438,020	3,538,830
Yuxing	136,433	-	-
Cost of goods sold	116,097,931	21,138,552	14,712,066
Gross profit	63,620,035	30,952,200	20,495,931
Operating expenses
Selling expenses	7,121,905	2,203,345	1,412,101
General and administrative expenses	14,386,699	3,822,234	1,993,817
Total operating expenses	21,508,604	6,025,579	3,405,918
Income from operations	42,111,431	24,926,621	17,090,013
Other income (expense)
Other income (expense)	23,999	(5,321)	3,455
Interest income	282,727	275,449	334,948
Interest expense	(466,912)	(112,475)	(632,446)
Total other income (expense)	(160,186)	157,653	(294,043)
Income before income taxes	41,951,245	25,084,274	16,795,970
Provision for income taxes	9,037,144	3,794,516	2,331,548
Net income	32,914,101	21,289,758	14,464,422
Other comprehensive income
Foreign currency translation gain	7,547,145	899,481	52,711
Comprehensive income	$40,461,246	$22,189,239	$14,517,133

Basic weighted average shares outstanding	25,929,517	23,468,246	18,478,474
Basic net earnings per share	$1.27	$0.91	$0.78
Diluted weighted average shares outstanding	25,929,517	23,468,246	18,532,591
Diluted net earnings per share	1.27	0.91	0.78

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders'
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity

BALANCE, JUNE 30, 2008	12,068,086	12,069	1,200,077	1,882,797	11,764,079	2,404,419	17,263,441

Net income for the year ended June 30, 2009	-	-	-	-	14,464,422	-	14,464,422

Stock options compensation	-	-	155,804	-	-	-	155,804

Issuance of stock for liquidated damages	213,483	213	704,281	-	-	-	704,494

Transfer to statutory reserve	-	-	-	1,585,733	(1,585,733)	-	-

Accumulative other comprehensive loss	-	-	-	-	-	52,711	52,711
BALANCE, JUNE 30, 2009	12,281,569	12,282	2,060,162	3,468,530	24,642,768	2,457,130	32,640,872

Net income for the year ended June 30, 2010	-	-	-	-	21,289,758	-	21,289,758

Reclass PIPE shares subject to redemption	6,313,617	6,314	20,512,941	-	-	-	20,519,255

Stock issued in relation to fund raising	5,627,564	5,628	51,487,207	-	-	-	51,492,835

Issuance of stock options for compensation	272,161	272	1,695,449	-	-	-	1,695,721

Exercised of stock options-cashless	77,418	77	(77)	-	-	-	-

Transfer to statutory reserve	-	-	-	2,396,118	(2,396,118)	-	-

Accumulative other comprehensive loss	-	-	-	-	-	899,481	899,481
BALANCE, JUNE 30, 2010	24,572,329	24,573	75,755,682	5,864,648	43,536,408	3,356,611	128,537,922

Net income for the year ended ended June 30, 2011	-	-	-	-	32,914,101	-	32,914,101

Stock issued in relation to Acquisition	2,275,931	2,275	19,297,619	-	-	-	19,299,894

Stock-based compensation	-	-	3,605,235	-	-	-	3,605,235

Forefeiture of shares issued for services	(2,400)	(2)	(31,054)	-	-	-	(31,056)

Transfer to statutory reserve	-	-	-	4,163,073	(4,163,073)	-	-

Accumulative other comprehensive loss	-	-	-	-	-	7,547,145	7,547,145
BALANCE, JUNE 30, 2011	26,845,860	$26,846	$98,627,482	$10,027,721	$72,287,436	$10,903,756	$191,873,241

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011, 2010, AND 2009

	For the Years Ended June 30,
	2011	2010	2009
Cash flows from operating activities
Net income	$32,914,101	$21,289,758	$14,464,422
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of equity for compensation	3,605,235	1,695,449	155,804
Cancelation of previously issued shares for services	(31,056)	-	-
Depreciation	4,161,068	2,310,596	1,494,489
Amortization	1,587,190	287,521	108,525

Decrease / (Increase) in current assets, net of effects from acquisitions:
Accounts receivable	(838,962)	(7,278,914)	(4,570,071)
Other receivables	(414,302)	50,286	(13,234)
Inventories	6,765,750	(4,006,562)	(3,166,338)
Advances to suppliers	(9,390,123)	(124,298)	418,072
Other assets	(146,674)	(44,648)	10,875
(Decrease) / Increase in current liabilities, net of effects from acquisitions:
Accounts payable	(494,063)	(602,750)	693,897
Unearned revenue	(8,875,835)	17,304	(65,037)
Tax payables	4,467,368	(606,318)	(2,996,862)
Other payables and accrued expenses	337,772	(755,389)	649,544
Net cash provided by operating activities	33,647,469	12,232,035	7,184,086

Cash flows from investing activities
Purchase of plant, property, and equipment	(22,740,118)	(14,092,793)	(612,662)
Purchase of intangible assets	-	(10,719,653)	-
Acquisition of Gufeng, net of cash acquired	(6,720,539)	-	-
Amounts (increase) decrease in construction in progress	(3,506,045)	8,287,753	(4,485,059)

Net cash used in investing activities	(32,966,702)	(16,524,693)	(5,097,721)

Cash flows from financing activities
Repayment of loan	(2,253,000)	(3,178,477)	(1,036,770)
Proceeds from loans	2,253,000	-	-
Shares issuance cost	-	(2,232,302)	-
Proceeds from issuance of shares	-	53,778,748	-
Restricted cash	-	83,579	109,813
Net cash provided by (used in) financing activities	-	48,451,548	(926,957)

Effect of exchange rate change on cash and cash equivalents	2,590,209	381,100	23,623
Net increase in cash and cash equivalents	3,270,976	44,539,990	1,183,031

Cash and cash equivalents, beginning balance	62,335,437	17,795,447	16,612,416
Cash and cash equivalents, ending balance	$65,606,413	$62,335,437	$17,795,447

Supplement disclosure of cash flow information
Interest expense paid	$562,778	$112,475	$188,798
Income taxes paid	$4,623,700	$3,081,886	$2,112,985

Issuance of 2,275,931 shares for acquisition of Gufeng	$19,299,894	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer and the development, production and distribution of agricultural products. The Company was incorporated in 1987, but entered its current lines of business in December 2007.

The Company’s corporate structure as of June 30, 2011 is set forth in the diagram below:

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of June 30, 2011 was $64,642,264. There is no insurance securing these deposits in China. In addition, the Company also had $964,149 in cash in two banks in the United States as of June 30, 2011, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2011 and 2010, the Company had accounts receivable of $17,517,625 and $15,571,888, net of allowance for doubtful accounts of $337,801 and $193,403, respectively.

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

Interest capitalized was $130,764 and $0 for the years ended June 30, 2011 and 2010 respectively.

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

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2011, 2010 and 2009, respectively.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of June 30, 2011, the Company performed the required impairment review which resulted in no impairment adjustment.

Summary of changes in goodwill by reporting segments is as follows:

			Foreign
	Balance at		currency	Balance at
Entity	June 30, 2010	Acquisitions	adjustment	June 30, 2011
Gufeng	$-	$4,723,322	$233,923	$4,957,245

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had no assets and liabilities measured at fair value at June 30, 2011.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2011 and 2010, the Company had unearned revenues of $11,059,313 and $41,645, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2011, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of the Company and Green New Jersey is the US dollar. The functional currency of the Chinese subsidiaries is the Chinese Yuan or Renminbi (“RMB”). For the subsidiaries whose functional currencies are other than the US dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of June 30, 2011, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (research and development center that is currently under construction).

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

The components of basic and diluted earnings per share consist of the following:

	For the Years Ended June 30,
	2011	2010	2009
Net Income for Basic Earnings Per Share	$32,914,101	$21,289,758	$14,464,422
Basic Weighted Average Number of Shares	25,929,517	23,468,246	18,478,474
Net Income per Share – Basic	1.27	0.91	0.78
Net Income for Diluted Earnings Per Share	32,914,101	21,289,758	14,464,422
Diluted Weighted Average Number of Shares	25,929,517	23,468,246	18,532,591
Net Income per Share – Diluted	$1.27	$0.91	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning July 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan by purchasing all of Gufeng’s outstanding equity interests and delivering acquisition consideration of approximately $8.8 million cash and approximately 1.4 million shares of the Company’s common stock (valued at approximately $11.6 million) to the former shareholders of Gufeng or their designees (the “Gufeng Shareholders”). Additionally, the Company may be required to deliver up to an additional 0.9 million shares of common stock, which are being held in escrow (the “Escrowed Shares”), to be released based upon achievement of following conditions:

1)  If Gufeng achieved certain sales revenue targets for its fiscal year ending June 30, 2011 (the “Sales Target”), 341,390 of the Escrowed Shares would be released from escrow to the Gufeng Shareholders, which is subject to adjustment based on a three-tier system.   If Gufeng achieved at least 80% of the Sales Target, then 227,593 of the Escrowed Shares would be released from escrow to the Gufeng Shareholder, and if Gufeng achieves at least 60% of the Sales Target, then 113,797 of the Escrowed Shares would be released from escrow to the Gufeng Shareholders.  Gufeng had revenues of $107,081,108 for the year ended June 30, 2011 which met the Sales Target; therefore, 341,390 shares are to be released from escrow.

2)  If Gufeng achieved certain net profit after tax targets for its fiscal year ending June 30, 2011 (the “Profit Target”), 341,390 of the Escrowed Shares would be released from escrow to the Gufeng Shareholders, which is subject to adjustment based on a three-tier system.   If Gufeng achieved at least 80% of the Profit Target, then 227,593 of the Escrowed Shares would be released from escrow to the Gufeng Shareholders, and if Gufeng achieved at least 60% of the Profit Target, then 113,797 of the Escrowed Shares would be released from escrow to the Gufeng Shareholders.  Gufeng met the Profit Target for the year ended June 30, 2011; therefore, 341,390 shares are to be released from escrow.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3)  If Gufeng obtained a land use right with respect to certain real property located in China, along with ownership of the buildings thereon, then 227,593 of the Escrowed Shares would be released from escrow to the Gufeng Shareholders.  As of June 30, 2011, Gufent had obtained the land use rights per the agreement; therefore, 227,593 shares are to be released from escrow.

The Company recognized a liability based on the acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the targets. Based on the Company’s estimation, an initial liability of $2.9 million (341,390 shares) was recorded with adjustments made at each quarter end during the period ended June 30, 2011. The total shares to be released from escrow and due to the Gufeng shareholders at June 30, 2011 are 910,373 with a value of $7,719,963, which is recorded as “Stock issued in relation to Acquisition” on the accompanying consolidated statement of stockholders’ equity.

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

($ in millions)
Purchase Price	$28.1
Fair Value of Assets Acquired:
Cash and cash equivalents	2.3
Inventories	18.0
Other current assets	4.5
Fixed assets	16.3
Intangible assets	17.1
Total Assets Acquired	$58.2

Fair Value of Liabilities Assumed:
Trade payables	$9.6
Short-term loans	4.0
Deferred revenue	19.1
Other current liabilities	2.1
Total Liabilities Assumed	$34.8

Goodwill (1)	$4.7

(1) The goodwill of $4.7 million is non-deductible for tax purposes in the United States.

The following table summarizes the preliminary fair value of amortizable and indefinite-lived intangible assets as of their respective acquisition dates:

Gufeng at July 2, 2010
		Estimated useful life
($ in millions)	Fair Value	(in years)
Amortizable intangible assets:
Customer relationships	$9.6	10
Proprietary technologies	1.3	6
Non-compete agreement	0.2	5

Indefinite-lived intangibles:
Trademarks	6
Total intangible assets acquired	$17.1

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

	For the Years ended June 30,
($ in millions, except per share data)	2011	2010
Net Sales	$179.7	$112.0
Net Income	$32.9	$24.8
Basic earnings per share	$1.27	$0.96
Diluted earnings per share	$1.27	$0.96

Acquisition related expenses consist of integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net.

Pretax charges approximating $0.2 million were recorded for acquisition and integration related costs in the period ended June 30, 2011.  These charges were recorded as general and administrative expenses.  As the acquisition took place on July 2, 2010, the Company’s statement of income for the period ended June 30, 2011 included the operations of the Company and Gufeng.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of June 30,
	2011	2010
Raw materials	$5,990,640	$314,268
Supplies and packing materials	530,644	113,146
Work in progress	105,702	10,686,324
Finished goods	17,105,418	148,909
Total	$23,732,404	$11,262,647

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of June 30,
	2011	2010
Building and improvements	$44,032,549	$11,719,363
Auto	1,491,849	117,295
Machinery and equipment	32,862,361	21,628,525
Agriculture assets	1,607,333	1,528,898
Total property, plant and equipment	79,994,092	34,994,081
Less: accumulated depreciation	(13,782,651)	(5,625,566)
Total	$66,211,441	$29,368,515

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expenses for the years ended June 30, 2011, 2010 and 2009 were $4,161,068, $2,310,596 and $1,494,489, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 6 – CONSTRUCTION IN PROGRESS

As of June 30, 2011 and 2010, construction in progress, representing construction for a new product line and other buildings amounted to $4,662,039 and $257,077, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	June 30,
	2011	2010
Land use rights, net	$11,814,149	$11,495,058
Technology patent, net	1,188,969	90,512
Customer relationships, net	9,045,858	-
Non-compete agreement	163,363	-
Trademarks	6,296,290	-
Total	$28,508,629	$11,585,570

 LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB 73,184,895 (or $11,102,149). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Land Use Rights consist of the following:

	As of June 30,
	2011	2010
Land use rights	$12,452,801	$11,866,105
Less: accumulated amortization	(638,652)	(371,047)
Total land use rights, net	$11,814,149	$11,495,058

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $891,248) and is being amortized over the patent period of 10 years using the straight line method.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,375,084) and is amortized over the remaining useful life of six years using the straight line method. See Note 3.

The technology know-how consisted of the following:

	As of June 30,
	2011	2010
Technology know-how	$2,332,113	$866,338
Less: accumulated amortization	(1,143,144)	(775,826)
Total technology know-how, net	$1,188,969	$90,512

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $9,715,268) and is amortized over the remaining useful life of ten years using the straight line method. See Note 3.

	As of June 30,
	2011	2010
Customer relationships	$10,096,418	$-
Less: accumulated amortization	(1,050,560)	-
Total customer relationships, net	$9,045,858	$-

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $197,295) and is amortized over the remaining useful life of five years using the straight line method.  See Note 3.

	June 30,	June 30,
	2011	2010
Non-compete agreement	$204,204	$-
Less: accumulated amortization	(40,841)	-
Total non-compete agreement, net	$163,363	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB 40,700,000 (or $6,083,252) and is subject to an annual impairment test. See Note 3.

Total amortization expenses of intangible assets for the years ended June 30, 2011, 2010 and 2009 amounted to $1,587,190, 287,521 and $108,525, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) years after June 30, 2011, are as follows:

Year Ends	Expense ($)
June 30, 2012	1,313,165
June 30, 2013	1,310,229
June 30, 2014	1,310,229
June 30, 2015	1,310,229
June 30, 2016	1,269,389

NOTE 8 - AMOUNT DUE TO RELATED PARTIES

As of June 30, 2011 and 2010, the amount due to related parties were $69,962 and $68,164, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of June 30,
	2011	2010
Payroll payable	$248,686	$8,848
Welfare payable	164,223	164,051
Accrued expenses	1,666,753	334,806
Other payable	1,202,691	-
Total	$3,282,353	$507,705

NOTE 10 - LOAN PAYABLES

The short-term loans payable consist of three loans which mature on dates ranging from February 1, 2012 through April 19, 2012 with interest rates of 7.26%. The loans are collateralized by the Company’s land use rights.

The interest expense from short-term loans were $466,912, $112,475 and $424,510 for the years ended June 30, 2011, 2010 and 2009, respectively.

NOTE 11 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the PRC replaced the existing tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% rate that was applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007, and accordingly, it made provision for income taxes for the years ended June 30, 2011, 2010, and 2009 of $5,157,185, $3,794,515 and $2,331,548, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $3,879,959 for the year ended June 30, 2011.  Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

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

 Income Taxes and Related Payables

Taxes payable consist of the following:

	As of June 30,
	2011	2010
VAT provision (credit)	$40,495	$(24,655)
Income tax payable	6,593,876	2,020,253
Other levies	370,494	308,784
Total	$7,004,865	$2,304,382

Income Taxes in the Consolidated Statements of Income and Comprehensive Income

The provision for income taxes consists of the following:

	For the Years Ended June 30,
	2011	2010	2009
Current tax -foreign	$9,037,144	$3,794,515	$2,331,548
Deferred tax	-	-	-
Total	$9,037,144	$3,794,515	$2,331,548

Tax Rate Reconciliation

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources.  Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2011, 2010 and 2009 for the following reasons:

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FY 2011
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$48,782,427		$(6,831,182)		$41,951,245

Expected income tax expense (benefit)	12,195,607	25.0%	(2,322,602)	34.0%	9,873,005
High-tech income benefits on Jinong	(3,416,976)	(7.0)%	-	-	(3,416,976)
Losses from subsidiaries in which no benefit is recognized	258,513	0.5%	-	-	258,513
Change in valuation allowance on deferred tax asset from US tax benefit	-		2,322,602	(34.0)%	2,322,602
Actual tax expense	$9,037,144	18.5%	$-	-%	$9,037,144	21.5%

FY 2010
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$27,755,696		$(2,671,463)		$25,084,233

Expected income tax expense (benefit)	4,163,354	15.0%	(908,297)	34.0%	3,255,057
Income tax benefit of nontaxable income on Jintai	(396,035)	(1.4)%	-	-	(396,035)
Income tax benefit of nontaxable income on Yuxing	27,196	0.1%	-	-	27,196
Change in valuation allowance on deferred tax asset from US tax benefit	-		908,297	(34.0)%	908,297
Actual tax expense	$3,794,515	13.7%	$-	-%	3,794,515	15.1%

FY 2009
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$18,188,877		$(1,392,907)		$16,795,970

Expected income tax expense (benefit)	2,728,332	15.0%	(473,588)	34.0%	2,254,744
High-tech income benefits on Jinong	(29,848)	(0.2)%	(29,848)
Income tax benefit of nontaxable income on Jintai	(366,936)	(2.0)%	(366,936)
Change in valuation allowance on deferred tax asset from US tax benefit			473,588	(34.0)%	473,588
Actual tax expense	$2,331,548	12.8%	$-	-%	2,331,548	13.9%

The Company’s U.S. entities have not been audited by the Internal Revenue Service and tax years June 30, 2011, 2010, 2009 and 2008 are still open and could be subject to audit.

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

On March 31, 2011, the Company issued a total of 96,000 shares of restricted common stock of the Company to certain directors and executive officers under its 2009 Equity Incentive Plan. Pursuant to the terms of the grant, 8,000 shares of restricted common stock will be vested on April 30, 2011, 44,000 shares vest on June 2, 2011, and 44,000 shares vest on December 31,2011.

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

As of June 30, 2011, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

On March 31, 2011, per compensation board resolution, the Company forfeited all those outstanding unvested call options granted to current officers and directors and former officers on March, 1 2010 and February 7, 2010 according to the 2009 Equity Incentive Plan.

The Company’s calculations are made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2 years; 75.2%-75.6% stock price volatility; risk-free interest rate of 1.63% and no dividends during the expected term. The weighted-average fair value of options granted was $0, $4.37, and $3.29 for the years ended June 30, 2011, 2010, and 2009, respectively. Stock compensation expense is recognized based on awards expected to vest. During the years ended June 30, 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $3,605,235, $1,695,449 and $155,804, respectively.

The following table summarizes the option activity:
		Weighted
		Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2009	121,500	$4.49	$437,810
Granted	205,291	$14.67
Forfeited/Canceled	(22,000)	$9.95
Exercised	(109,500)	$4.32
Outstanding, June 30, 2010	195,291	$14.67	$-
Granted	-	-
Forfeited/Canceled	(80,192)	$14.67
Exercised	-	-
Outstanding, June 30, 2011	115,099	$14.66	$-
Exercisable, June 30, 2011	115,099	$14.66	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the options outstanding and exercisable as of June 30, 2011:

Options Outstanding and Exercisable
Weighted
	Number	Weighted	Average
	Outstanding and	Average	Remaining
Range of	exercisable as of	Exercise	Contractual Life
Exercise Price	June 30, 2011	Price	(Years)

14.02-14.70	115,099	14.67	0.75

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

Vendor and Customer Concentration

There was one vendor from which the Company purchased 11.5% of its raw materials for the year ended June 30, 2011.  Accounts payable to this vender amounted to $11,275,026 as of June 30, 2011.

One vendor accounted for approximately 12.40% of the Company’s total purchases for the year ended June 30, 2010. There was no accounts payable to this vendor as of June 30, 2010.

One vendor accounted for approximately 11.4% of the Company’s total purchases of raw materials for the year ended June 30, 2009. There were no accounts payable to this vender as of June 30, 2009.

One customer accounted for 17.6% of the Company’s Sales for the year ended June 30, 2011. There were no customers which accounted for more than 10% of the Company’s Sales for the years ended June 30, 2010 and 2009.

Litigation
On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel.  On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011.  The amended complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period.  The plaintiffs claim that such allegedly misleading statements inflated the price of the Company’s common stock and seek monetary damages in an amount to be determined at trial.  By stipulation of the parties, defendants’ response to the amended complaint is due October 7, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2010, a derivative complaint was filed by a shareholder, purportedly on the Company’s behalf, against certain of the Company’s current and former officers and directors in the First Judicial District Court of the State of Nevada in and for Carson City. The complaint alleges, among other things, various violations of state law by such officers and directors, including breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The plaintiff requests, among other remedies, restitution from such officers and directors and reform to the Company’s corporate governance and internal procedures.

On January 5, 2011, a second derivative complaint was filed by two shareholders, purportedly on the Company’s behalf, against, among others, certain of the Company’s current and former officers and directors, in the United States District Court, District of Columbia.  By stipulation of the parties, this case has been transferred to the District Court for the District of Nevada.  This complaint alleges, among other things, that such officers and directors breached their fiduciary duties by knowingly filing inaccurate and inconsistent financial statements and other filings with the Commission and by failing to correct such allegedly inaccurate financial disclosure. The plaintiffs request, among other remedies, damages in the amount sustained by the defendants’ alleged breach of fiduciary duties and other violations of law, and other equitable relief.

On January 12, 2011, two additional derivative complaints were filed by different shareholders, purportedly on the Company’s behalf, against certain of the Company’s current and former officers and directors, in the Eighth Judicial District Court, Clark County, Nevada.  Each of the complaints alleges, among other things, that defendants breached their fiduciary duties by disseminating false and misleading information to shareholders via public filings and other communications, failing to maintain internal controls and procedures and failing to properly oversee and manage the Company.  Each of the complaints also alleges unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the defendants.  The plaintiffs request, among other remedies, damages caused by the breach of defendants’ fiduciary duties, restitution from such officers and directors and reform to the Company’s corporate governance and internal procedures.  By stipulation, these two derivative actions have been transferred to the First Judicial District Court of the State of Nevada in and for Carson City and consolidated with the derivative action already pending in that court.  By stipulation of the parties, all of the derivative actions are currently stayed.

The Company intends to vigorously defend each of these lawsuits.

In addition, the Commission is conducting an investigation of the Company’s prior reported financial statements, as well as the allegations in the complaints described above. The Company is cooperating with the Commission.

The Company is currently unable to reasonably estimate the amount or range of possible losses that will result from the ultimate resolution of these matters. As such, as of June 30, 2011, the Company has not accrued any liability in connection with potential losses from legal proceedings.

NOTE 16 – SEGMENT REPORTING

The Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing ( research and development center that is currently under construction). The following tables present a summary of our businesses’ and operating segments’ results.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended June 30,
	2011	2010	2009
Revenues from unaffiliated customers:
Jinong	$65,629,264	$45,816,377	$28,889,131
Gufeng	107,081,018	-	-
Jintai	6,826,933	6,274,375	6,318,866
Yuxing	180,750	-	-
Consolidated	$179,717,965	$52,090,752	$35,207,997

Operating income :
Jinong	$34,051,094	$25,160,683	$15,846,248
Gufeng	15,288,871	-	-
Jintai	(96,343)	2,640,016	2,445,913
Yuxing	(296,832)	(181,313)	-
Reconciling item (1)	-	-	-
Reconciling item (2)	(3,230,124)	(997,316)	(1,046,344)
Reconciling item (2)--stock compensation	(3,605,235)	(1,695,449)	(155,804)
Consolidated	$42,111,431	$24,926,621	$17,090,013

Net income:
Jinong	$29,139,457	$21,502,252	$13,411,090
Gufeng	10,995,984	-	-
Jintai	(96,244)	2,640,233	2,446,238
Yuxing	(293,914)	(181,304)	-
Reconciling item (1)	4,178	21,342	7,867
Reconciling item (2)	(6,835,360)	(2,692,765)	(1,400,733)
Consolidated	$32,914,101	$21,289,758	$14,464,462

Depreciation and Amortization:
Jinong	$2,686,524	$2,299,483	$1,512,212
Gufeng	2,711,483	-	-
Jintai	124,139	119,973	90,803
Yuxing	226,112	178,661	-
Consolidated	$5,748,258	$2,598,117	$1,603,015

Interest expense:
Jinong	$-	$112,475	$433,822
Gufeng	466,912	-	-
Reconciling item (2)	-		198,624
Consolidated	$466,912	$112,475	$632,446

Capital Expenditure:
Jinong	$6,492,775	$4,243,089	$5,097,721
Gufeng	8,229,092	-	-
Jintai	3,291	180,686	-
Yuxing	11,521,005	12,100,919	-
Consolidated	$26,246,163	$16,524,694	$5,097,721

Identifiable assets:
Jinong	$111,956,641	$103,519,520	$53,096,423
Gufeng	67,260,447	-	-
Jintai	14,001,793	12,198,845	8,250,834
Yuxing	24,354,406	12,748,003	-
Reconciling item (1)	969,963	3,311,943	30,995
Reconciling item (2)	4,827,737	9,631	240,174
Consolidated	$223,370,987	$131,787,942	$61,618,426

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

Accordingly, the Company recorded an aggregate of $54,869, $20,494 and $20,346 as rent expenses for the years ended June 30, 2011, 2010 and 2009, respectively. Rent expenses for the 5 years after June 30, 2011 are as follows:

Years ending:
June 30, 2012	$34,375
June 30, 2013	19,688
June 30, 2014	14,793
June 30, 2015	14,793
June 30, 2016	14,793

NOTE 18 – SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2010	2010	2011	2011
Net Revenue	$39,482,921	$35,311,738	$44,653,284	$60,270,023
Gross Profit	$13,139,327	$12,332,826	$17,039,509	$21,108,373
Income (loss) from operation	$9,625,155	$7,872,756	$12,124,854	$12,488,666
Other income (expense)	$(123,627)	$(27,843)	$(140,650)	$131,934
Net income (loss)	$7,787,785	$6,229,492	$9,472,745	$9,424,079
Earnings (loss) per shares - basic	$0.30	$0.24	$0.37	$0.36
Earnings (loss) per shares - diluted	$0.30	$0.24	$0.35	$0.38

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010
Net Revenue	$11,276,820	$11,172,116	$13,442,277	$16,199,539
Gross Profit	$6,958,958	$6,769,773	$8,110,561	$9,112,908
Income from operation	$6,209,108	$5,435,126	$6,208,366	$7,074,021
Other income (expense)	$(31,077)	$7,908	$112,218	$68,604
Net income	$5,247,274	$4,720,993	$5,332,798	$5,988,693
Earnings per shares - basic	$0.24	$0.20	$0.22	$0.25
Earnings (loss) per shares - diluted	$0.24	$0.20	$0.22	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries net assets amounted to $177,652,723 as of June 30, 2011, and thus exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheets	As of June 30,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$964,149	$3,309,036
Restricted cash	-	(2,907)
Other current assets	8,575	15,445
Total Current Assets	972,724	3,321,574

Long-term equity investment	192,634,559	125,484,815
Total long term assets	192,634,559	125,484,815

Total Assets	$193,607,283	$128,806,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$64,520	$64,520
Amount due to related parties	38,343	38,343
Other payables and accrued expenses	1,631,179	165,604
Total Current Liabilities	1,734,042	268,467

Stockholders' Equities
Common stock, $.001 par value, 115,197,165 shares authorized, 26,845,860 and 24,572,329, shares issued and outstanding as of June 30, 2011 and 2010, respectively	26,846	24,573
Additional paid in capital	98,627,482	75,755,682
Accumulated other comprehensive income	10,903,756	3,356,611
Retained earnings	82,315,157	49,401,056
Total Stockholders' Equity	191,873,241	128,537,922

Total Liabilities and Stockholders' Equity	$193,607,283	$128,806,389

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC
Condensed Statements of Operations	Year ended June 30,
	2011	2010	2009
Revenue	$-	$-	$-
General and administrative expenses	6,835,360	2,646,338	1,202,149
Interest income (expense)	4,178	21,342	(190,757)
Equity investment in subsidiaries	39,745,283	23,914,754	15,857,328
Net income	$32,914,101	$21,289,758	$14,464,422

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows	Year ended June 30,
	2011	2010	2009
Net cash provided by (used in) operating activities	$(2,341,980)	$(1,156,400)	(1,577,100)
Net cash provided by (used in) investing activities	(6,720,539)	86,457	109,813
Net cash provided by financing activities	6,717,632	4,350,480	699,798
Cash and cash equivalents, beginning balance	3,309,036	28,499	795,988
Cash and cash equivalents, ending balance	$964,149	$3,309,036	28,499

Notes to Condensed Parent Company Financial Information

As of June 30, 2011 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The accompanying notes are an integral part of these consolidated financial statements.