Form 10-Q
period 2011-09-30
China Green Agriculture, Inc.
filed 2011-11-09
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,941,859 shares of common stock, $.001 par value, as of November 4, 2011.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Condensed Balance Sheets
	As of September 30, 2011 and June 30, 2011 (Unaudited)	3

	Consolidated Condensed Statements of Income and Comprehensive Income
	For the Three Months Ended September 30, 2011 and 2010 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows
	For the Three Months Ended September 30, 2011 and 2010 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements
	As of September 30, 2011 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 6.	Exhibits	31

Signatures		32

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011
(UNAUDITED)

	September 30, 2011	June 30, 2011

ASSETS

Current Assets
Cash and cash equivalents	$71,333,911	$65,606,413
Accounts receivable, net	24,095,094	17,517,625
Inventories	36,197,625	23,732,404
Other current assets	774,688	537,126
Advances to suppliers	12,816,782	11,487,896
Total Current Assets	145,218,100	118,881,464

Plant, Property and Equipment, Net	66,548,098	66,211,441

Construction In Progress	4,799,168	4,662,039

Other Assets - Non Current	250,658	150,169

Intangible Assets, Net	28,452,487	28,508,629

Goodwill	5,005,311	4,957,245

Total Assets	$250,273,822	$223,370,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,359,982	$5,981,703
Unearned revenue	11,264,364	11,059,313
Accrued expenses and other payables	4,794,688	3,282,353
Amount due to related parties	70,269	69,962
Taxes payable	9,542,514	7,004,865
Short term loans	12,175,790	4,099,550
Total Current Liabilities	45,207,607	31,497,746

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 26,941,859 and 26,845,860 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	26,942	26,846
Additional paid-in capital	99,184,578	98,627,482
Statutory reserve	11,285,145	10,027,721
Retained earnings	81,761,648	72,287,436
Accumulated other comprehensive income	12,807,902	10,903,756
Total Stockholders' Equity	205,066,215	191,873,241

Total Liabilities and Stockholders' Equity	$250,273,822	$223,370,987

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended September 30,
	2011	2010
Sales
Jinong	$22,242,251	$16,571,293
Gufeng	29,613,091	21,801,034
Jintai	1,198,887	1,110,594
Yuxing	48,365	-
Net sales	53,102,594	39,482,921
Cost of goods sold
Jinong	8,110,130	6,853,787
Gufeng	25,269,670	18,900,513
Jintai	748,830	589,294
Yuxing	65,232	-
Cost of goods sold	34,193,862	26,343,594
Gross profit	18,908,732	13,139,327
Operating expenses
Selling expenses	2,490,474	1,415,985
General and administrative expenses	3,138,695	2,098,187
Total operating expenses	5,629,169	3,514,172
Income from operations	13,279,563	9,625,155
Other income (expense)
Other income (expense)	(25,424)	(11,943)
Interest income	97,487	64,991
Interest expense	(156,479)	(176,675)
Total other income (expense)	(84,416)	(123,627)
Income before income taxes	13,195,147	9,501,528
Provision for income taxes	2,463,511	1,713,743
Net income	10,731,636	7,787,785
Other comprehensive income
Foreign currency translation gain	1,904,146	1,294,047
Comprehensive income	$12,635,782	$9,081,832

Basic weighted average shares outstanding	26,857,338	25,922,880
Basic net earnings per share	$0.40	$0.30
Diluted weighted average shares outstanding	26,857,338	26,035,426
Diluted net earnings per share	0.40	0.30

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities
Net income	$10,731,636	$7,787,785
Adjustments to reconcile net income to net cash
used in operating activities
Issuance of equity for compensation	557,192	644,075
Depreciation	1,132,399	852,693
Amortization	331,502	81,143
Decrease / (Increase) in current assets, net of effects from acquisitions:
Accounts receivable	(6,387,104)	(383,146)
Other receivables	(235,450)	16,653
Inventories	(12,195,943)	2,345,622
Advances to suppliers	(1,213,600)	(15,847,463)
Other assets	(98,716)	(296,554)
(Decrease) / Increase in current liabilities, net of effects from acquisitions:
Accounts payable	1,316,676	(3,972,787)
Unearned revenue	97,505	3,347,743
Tax payables	2,461,823	1,750,338
Other payables and accrued expenses	1,493,111	(23,333)
Net cash used in operating activities	(2,008,969)	(3,697,231)

Cash flows from investing activities
Purchase of plant, property, and equipment	(828,035)	(776,669)
Acquisition of Gufeng, net of cash acquired	-	(6,720,539)
Construction in progress	(91,631)	(141,985)

Net cash used in investing activities	(919,666)	(7,639,193)

Cash flows from financing activities
Proceeds from loans	8,010,765	2,240,468

Net cash provided by financing activities	8,010,765	2,240,468

Effect of exchange rate change on cash and cash equivalents	645,368	707,613
Net increase (decrease) in cash and cash equivalents	5,727,498	(8,388,343)

Cash and cash equivalents, beginning balance	65,606,413	62,335,437
Cash and cash equivalents, ending balance	$71,333,911	$53,947,094

Supplement disclosure of cash flow information
Interest expense paid	$148,101	$179,941
Income taxes paid	$7,664	$11,738

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Company’s corporate structure as of September 30, 2011 is set forth in the diagram below:

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on  Form 10-K for the fiscal year ended June 30, 2011 filed with the U.S. Securities and Exchange Commission (the “Commission”) on September 12, 2011.

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

Recent accounting pronouncements

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

NOTE 3 – EARNINGS PER SHARE

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

The components of basic and diluted earnings per share as of September 30, 2011 and 2010 were as follows:

	For the Three Months Ended September 30,
	2011	2010
Net Income for Basic Earnings Per Share	$10,731,636	$7,787,785
Basic Weighted Average Number of Shares	26,857,338	25,922,880
Net Income per Share – Basic	$0.40	$0.30
Net Income for Diluted Earnings Per Share	10,731,636	7,787,785
Diluted Weighted Average Number of Shares	26,857,338	26,035,426
Net Income per Share – Diluted	$0.40	$0.30

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2011	2011
Raw materials	$10,056,587	$5,990,640
Supplies and packing materials	2,388,458	530,644
Work in progress	140,979	105,702
Finished goods	23,611,601	17,105,418
Total	$36,197,625	$23,732,404

NOTE 5 – OTHER CURRENT ASSETS

Other current assets are comprised of the following:

	September 30, 2011	June 30, 2011
Advancement	$499,688	$530,459
Prepaid insurance	275,000	6,667
Total	$774,688	$537,126

Advancement represents advances made to non-related parties and prepaid insurance to employees. The amounts were unsecured, interest free, and due on demand. Prepaid insurance is related to the underwriting of the Company’s directors and officers insurance policy.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2011	2011
Building and improvements	$43,530,291	$44,032,549
Auto	1,542,865	1,491,849
Machinery and equipment	33,082,580	32,862,361
Agriculture assets	3,444,687	1,607,333
Total property, plant and equipment	81,600,423	79,994,092
Less: accumulated depreciation	(15,052,325)	(13,782,651)
Total	$66,548,098	$66,211,441

Depreciation expense for the three months ended September 30, 2011 and 2010 were $1,132,399 and $852,963, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 – CONSTRUCTION IN PROGRESS

As of September 30, 2011 and June 30, 2011, construction in progress, representing construction for other buildings amounted to $4,799,168 and $4,662,039, respectively. The construction in progress mainly reflects the ongoing development project in Yuxing.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The intangible assets comprised of the following:

	September 30,	June 30,
	2011	2011
Land use rights, net	$12,041,040	$11,814,149
Technology patent, net	1,137,657	1,188,969
Customer relationships, net	8,883,875	9,045,858
Non-compete agreement	154,638	163,363
Trademarks	6,235,277	6,296,290
Total	$28,452,487	$28,508,629

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

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at $163,377 (or RMB 1,045,950). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be $1,137,932 (or RMB 7,285,099). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following as of September 30, 2011 and June 30, 2011:

	September 30,	June 30,
	2011	2011
Land use rights	$12,732,791	$12,452,801
Less: accumulated amortization	(691,751)	(638,652)
Total land use rights, net	$12,041,040	$11,814,149

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of $917,686 (or RMB 5,875,068). The intangible asset is being amortized over the patent period of 10 years.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was determined to be $1,437,040 (or RMB 9,200,000) and is being amortized over the remaining useful life of six years.

The technology know-how consisted of the following as of September 30, 2011 and June 30, 2011:

	September 30,	June 30,
	2011	2011
Technology know-how	$2,354,726	$2,332,113
Less: accumulated amortization	(1,217,069)	(1,143,144)
Total technology know-how, net	$1,137,657	$1,188,969

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be $10,153,000 (or RMB 65,000,000) and is amortized over the remaining useful life of ten years.

	September 30, 2011	June 30, 2011
Customer relationships	$10,153,000	$10,096,418
Less: accumulated amortization	(1,269,125)	(1,050,560)
Total Customer relationships, net	$8,883,875	$9,045,858

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $197,295) and is amortized over the remaining useful life of five years using the straight line method.

	September 30,	June 30,
	2011	2011
Non-compete agreement	$206,184	$204,204
Less: accumulated amortization	(51,546)	(40,841)
Total non-compete agreement, net	$154,638	$163,363

TRADEMARKS

 On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be $6,235,277 and is subject to an annual impairment test.

Total amortization expenses of intangible assets for the periods ended September 30, 2011 and 2010 were $331,502 and $81,143, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve-month periods ended September 30, are as follows:

September 30, 2012	$1,642,468
September 30, 2013	1,642,468
September 30, 2014	1,642,468
September 30, 2015	1,642,468
September 30, 2016	1,642,468

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2011	2011
Payroll payable	$240,519	$248,686
Welfare payable	165,815	164,223
Accrued expenses	2,160,952	1,666,753
Other payable	2,106,197	1,202,691
Other Tax	121,205	-
Total	$4,794,688	$3,282,353

NOTE 10 - AMOUNT DUE TO RELATED PARTIES

As of September 30, 2011 and June 30, 2011, the amount due to related parties was $70,269 and $69,962 respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

NOTE 11 - LOAN PAYABLES

The short-term loans payable consist of three loans which mature on dates ranging from January 13, 2012 through September 19, 2012 with different interest rates. The loans are collateralized by the Company’s land use rights.

				September 30,	June 30,
No.	Customer	Loan period per agreement	Interest Rate	2011	2011
1	Agricuture Bank of China-Beijing Branch	January 20, 2011 - January 13, 2012	7.2565%	$1,312,080	$1,299,480

2	Agricuture Bank of China-Beijing Branch	April 12, 2011 - April 11, 2012	7.2565%	1,249,600	1,237,600

3	Agricuture Bank of China-Beijing Branch	May 23, 2011 - April 19, 2012	7.2565%	1,577,620	1,562,470

4	Bank of Tianjin	September 9, 2011 - July 23, 2012	7.5440%	1,788,490	-

5	Minsheng Bank	September 8, 2011 - September 8, 2012	8.2%	1,789,172	-

6	Minsheng Bank	September 19, 2011 - September 19, 2012	8.2%	553,828	-

7	China Merchant Bank	July 25, 2011 - July 26, 2012	8.528%	3,905,000	-
		Total		$12,175,790	$4,099,550

The weighted average interest rate is 8.00%. The interest expenses from short-term loans were $156,479 and $176,675 for the quarter ended September 30, 2011, and 2010 respectively.

NOTE 12 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the PRC replaced the existing tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% rate that was applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007, and accordingly, it made provision for income taxes for the three months ended September 30, 2011 and 2010 of $2,463,511 and $1,713,743, respectively. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $622,653 for the three months ended September 30, 2011. The 25% EIT rate that Gufeng is subject to remains unchanged from the three months ended September 30, 2010. Jintai and Yuxing have been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “ Exemption of VAT for Organic Fertilizer Products ”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. The VAT exemption applies to all agricultural products sold by Jingtai and Yuxing, and all but a nominal amount of agricultural products sold by Jinong.

Income Taxes and Related Payables

Taxes payable consisted of the following:

	September 30, 2011	June 30, 2011
VAT provision (credit)	$49,576	$40,495
Income tax payable	9,123,760	6,593,876
Other levies	369,178	370,494
Total	$9,542,514	$7,004,865

Income Taxes in the Consolidated Statements of Income and Comprehensive Income

Income taxes consisted of the following:

	September 30, 2011	June 30, 2010
Current Tax	$2,463,511	$1,713,743
Deferred Tax	-	-
Total	$2,463,511	$1,713,743

Tax Rate Reconciliation

Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended September 30, 2011 and 2010 for the following reasons:

September 30, 2011	China			United States
	15% - 25%			34%			Total

Pretax income (loss)	$14,681,072			$(1,485,925)			$13,195,147

Expected income tax expense (benefit)	3,670,268	25.0%		(505,215)	34.0%		3,165,054
High-tech income benefits on Jinong	(766,515)	(5.2	) %	-	-		(766,515)
Losses from subsidiaries in which no benefit is recognized	(440,242)	(3.0	) %	-	-		(440,242)
Change in valuation allowance on deferred tax asset from US tax benefit	-			505,215	(34.0	) %	505,215

Actual tax expense	$2,463,511	16.8%		$-	-%		$2,463,511	18.7%

September 30, 2010	China			United States
	15% - 25%			34%			Total

Pretax income (loss)	$10,702,296			$(1,200,768)			$9,501,528

Expected income tax expense (benefit)	2,636,058	9.5%		(408,261)	34.0%		2,227,797
High-tech income benefits on Jinong	(858,273)	(3.1	) %				(858,273)
Income tax benefit of nontaxable income on Jintai	(109,368)	(0.4	) %	-	-		(109,368)
Income tax benefit of nontaxable income on Yuxing	45,326	0.2%		-	-		45,326
Change in valuation allowance on deferred tax asset from US tax benefit	-			408,261	(34.0	) %	408,261

Actual tax expense	$1,713,743	6.2%		$-	-%		1,713,743	18.0%

NOTE 13 – STOCKHOLDERS’ EQUITY

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

On January 3, 2010, the Company made a one-time grant of an aggregate of 120,000 shares of restricted common stock of the Company to certain members of management and officers under the 2009 Equity Incentive Plan of the Company. Pursuant to the terms of the grant, one-third of the shares vested on February 2, 2010, one-third of the shares vested on December 31, 2010 as certain financial targets were achieved and the remaining one-third of the shares will vest on December 31, 2011 if certain financial targets are achieved. Additionally, the Company made a one-time grant of an aggregate of 22,961 shares of performance-based restricted common stock to certain officers, which vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 10, 2010, the Company made a one-time grant of an aggregate of 50,700 shares of restricted common stock to certain independent directors and key employees under the 2009 Equity Incentive Plan. Pursuant to the terms of the grant, one-third of the shares vested on March 10, 2010, one-third of the shares vested on December 31, 2010 as certain financial targets were achieved and the remaining one-third of the shares will vest on December 31, 2011 if certain financial targets are achieved. Additionally, the Company also granted to certain independent directors and key employees an aggregate of 70,500 shares of performance-based restricted common stock, which automatically vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 10, 2010, the Company issued a total of 8,000 shares of restricted common stock under its 2009 Equity Incentive Plan to a consultant pursuant to the terms of a service agreement, half of which was vested on August 9, 2010 and half of which was forfeited due to the disengagement of the service on September 15, 2010.

On July 2, 2010, the Company issued a total of 2,275,931 shares of common stock to Gufeng’s previous shareholders and their designees. Of the shares being issued in the acquisition, 40% will be held in escrow pending satisfaction of certain conditions such as make good targets set for Gufeng for the fiscal year ended June 30, 2011.

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

As of September 30, 2011, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

NOTE 14 – STOCK OPTIONS

On August 17, 2009, some directors, officers and employees exercised 84,500 options to purchase an aggregate of 84,500 shares of common stock in a cashless manner and received 61,239 shares of common stock as a result of the cashless exercise.

On January 3, 2010, the Company made a one-time grant of options to purchase an aggregate of 150,000 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share, the closing price of common stock on the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on February 2, 2010, one-third of the options vested on December 31, 2010 as certain financial targets are achieved and the remaining one-third of the options will vest on December 31, 2011 if certain financial targets are achieved.

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

On February 7, 2010, the Company appointed a new independent director and issued to him performance-based options to purchase 10,000 shares of common stock under the 2009 Equity Incentive Plan at an exercise price of $14.02 per share, the closing price of the common stock on the previous trading day. Pursuant to the terms of the grant, one-third of the options vested on March 8, 2010, one-third of the options vested on December 31, 2010 as certain financial targets are achieved and the remaining one-third of the options will vest on December 31, 2011 if certain financial targets are achieved.

On March 31, 2011, per compensation board resolution, the Company forfeited all those outstanding unvested options granted to current officers and directors and one former officer on March, 1 2010 and February 7, 2010 according to the 2009 Equity Incentive Plan.

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

The following table summarizes the options outstanding as of September 30, 2011:

		Weighted
		Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2009	121,500	$4.49
Granted	205,291	$14.67
Forfeited/Canceled	(22,000)	$9.95
Exercised	(109,500)	$4.32
Outstanding, June 30, 2010	195,291	$14.67
Granted	-	-
Forfeited/Canceled	(80,192)	$14.67
Exercised	-
Outstanding, June 30, 2011	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, September 30, 2011	115,099	$14.66	$-
Exercisable, September 30, 2011	115,099	$14.66	$-

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

Vendor and Customer Concentration
There was no vendor from which the Company purchased more than 10% of its raw materials for the fertilizer products for the three months ended September 30, 2011. There is no accounts payable to such vendor as of September 30, 2011.

There was no customer that accounted over 10% of the total sales of fertilizer products as of three months ended September 30, 2011 and September 30, 2010.

Concentration of Cash
The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of September 30, 2011 was $71,074,519. There is no insurance securing these deposits in China. In addition, the Company also had $262,299 in cash in two banks in the United States as of September 30, 2011, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation.

Litigation
On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010. On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel. On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011. The amended complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period. The plaintiffs claim that such allegedly misleading statements inflated the price of the Company’s common stock and seek monetary damages in an amount to be determined at trial. By stipulation of the parties, defendants’ response to the amended complaint is due October 7, 2011. Lead plaintiff filed an amended complaint on June 13, 2011. Defendants moved to dismiss the amended complaint on September 19, 2011. No hearing has been set for defendants’ motions.

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

The individual defendants and the Company, as a nominal defendant, have reached an agreement in principle with the plaintiffs to settle all the derivative actions. Pursuant to the terms of the settlement and subject to court approval, certain corporate governance changes will be adopted and attorneys’ fees for the plaintiffs’ counsel will be paid by the insurers. The preliminary approval hearing for the settlement is currently set for December 14, 2011.

In addition, the Commission is conducting an investigation of the Company’s prior reported financial statements, as well as the allegations in the complaints described above. The Company is cooperating with the Commission.

The Company is currently unable to reasonably estimate the amount or range of possible losses that will result from the ultimate resolution of these matters. As such, as of September 30, 2011, the Company has not accrued any liability in connection with potential losses from legal proceedings.

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

	For the three months ended September 30,
	2011	2010
Revenues from unaffiliated customers:
Jinong	$22,242,251	$16,571,293
Gufeng	29,613,091	21,801,034
Jintai	1,198,887	1,110,594
Yuxing	48,365	-
Consolidated	$53,102,594	$39,482,921

Operating income :
Jinong	$12,187,448	$8,519,558
Gufeng	2,608,589	1,922,981
Jintai	10,459	437,446
Yuxing	(40,730)	(54,062)
Reconciling item (1)	(705,036)	-
Reconciling item (2)	(781,167)	(556,693)
Reconciling item (2)—stock compensation	-	(644,075
Consolidated	$13,279,563	$9,625,155

Net income:
Jinong	$10,429,494	$7,295,318
Gufeng	1,817,896	1,307,706
Jintai	10,501	437,473
Yuxing	(40,331)	(53,731)
Reconciling item (1)	278	1,787
Reconciling item (2)	(1,486,202)	(1,200,768)
Consolidated	$10,731,636	$7,787,785

Depreciation and Amortization:
Jinong	$575,479	$578,765
Gufeng	789,592	268,613
Jintai	283	31,374
Yuxing	98,548	55,084
Consolidated	$1,463,901	$933,836

Interest expense:
Jinong	$-	$-
Gufeng	156,479	176,675
Consolidated	$156,479	$176,675

Capital Expenditure:
Jinong	$765,309	$553,899
Gufeng	24,341	209,432
Jintai	-	-
Yuxing	130,016	13,338
Consolidated	$919,666	$776,669

Identifiable assets:	As of 09/30/11	As of 06/30/11
Jinong	$148,228,969	$111,956,641
Gufeng	62,126,720	67,260,447
Jintai	14,025,203	14,001,793
Yuxing	25,359,538	24,354,406
Reconciling item (1)	802,605	969,963
Reconciling item (2)	(269,213)	4,827,737
Consolidated	$250,273,822	$223,370,987

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

NOTE 17 - COMMITMENTS AND LEASES

In July 2007, Jinong signed an office lease with the Group Company and started to pay the rent for $954 (RMB 6,460) per month. On September 30, 2010, Jinong cancelled the lease agreement with the Group Company without penalty and signed a two year lease starting from July 1, 2010 directly with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), who owns the property. Kingtone Information is a Variable Interest Entity (“VIE”) with Kingtone Wirelessinfo Solution Holoding Ltd. (“Kingtone Wirelessinfo”), whose Chairman and majority shareholder is Mr. Tao Li, the Chairman, President and Chief Executive Officer of the Company. According to the new lease agreement, the monthly rent is $1,682 (RMB 10,800).

In January 2008, Jintai signed a ten year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $810 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty year lease with village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, with a monthly rent of $461 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $63,724 and $8,403 as rent expenses for the three months ended September 30, 2011 and 2010, respectively. Rent expenses for the next five twelve month periods ended September 30 are as follows:

September 30, 2012	$15,243
September 30, 2013	15,243
September 30, 2014	15,243
September 30, 2015	15,243
September 30, 2016	15,243

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

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan.  Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced by Gufeng and Tianjuyuan. In addition, through Jintai and Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and research and development (Yuxing).

Jintai and Yuxing also serve as a research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng generated approximately 97.7% and 97.2% of our total revenues for the three months ended September 30, 2011 and 2010, respectively.

Fertilizer Products

As of September 30, 2011, we had a total of 460 different fertilizer products, of which 147 were developed and produced by Jinong and 313 by Gufeng.

For the three months ended September 30, 2011, we sold approximately 81,720 metric tons of fertilizer products, as compared to 86,463 metric tons for the three months ended September 30, 2010. For the three months ended September 30, 2011, Jinong sold approximately 16,846 metric tons of fertilizer products, as compared to 10,641 metric tons for the same period of last year. Gufeng sold approximately 64,874 metric tons of fertilizer products for the three months ended September 30, 2011 as compared to 75,822 metric tons of fertilizer products during the 2010 period. While the sales volume of fertilizer products sold by Gufeng decreased by 10,949 metric tons for the three months ended September 30, 2011 from the three months ended September 30, 2010, the average selling price per metric ton fertilizer products sold by Gufeng increased substantially. For the three months ended September 30, 2011, the humic acid based fertilizer, the fertilizer products with higher selling price, accounted more weight in Gufeng’s sales mix of fertilizer products than for the three months ended September 30, 2010. In addition, the selling price for certain fertilizer products of the same nutrient formula sold by both Gufeng and Jinong, has increased for the three months ended September 30, 2011 as compared to the price for the three months ended September 30, 2010 due to the price increase in the raw material market. For the three months ended September 30, 2011, the top five provinces of our total fertilizer sales accounted for 30.4% of total fertilizer revenues. The five provinces and their respective percentage contribution to total revenues were Hebei (11.7%), Shaanxi (5.4%), Beijing (5.1%), Shandong (4.7%) and Anhui (2.9%).

A significant portion of our revenues are derived from sales in other countries. Gufeng exports blended fertilizer through contracted distributors to other countries including India. The export revenues accounted for 69.5% of Gufeng’s fertilizer revenues for the three months ended September 30, 2011. In addition, we export humic-acid based compound fertilizer products via contracted distributors. Jinong exports its humic-acid based compound fertilizers to other countries, including India. However, the revenues from Jinong’s export products account for less than 1% of our fertilizer revenues for the three months ended September 30, 2011.

As of September 30, 2011, we had a total of 850 distributors covering 22 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 677 distributors in China. Jinong’s sales are not dependent on any one or group of distributors. Its top five distributors accounted for approximately 3.0% of Jinong’s fertilizer revenues for the three months ended September 30, 2011. Gufeng had 173 distributors, including some large state-owned enterprises. Its top five distributors accounted for 17.1% of Gufeng’s revenues for the three months ended September 30, 2011.

Agricultural Products

Through Jintai and Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies.  We also use certain of Jintai’s and Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The five PRC provinces, which accounted for 100% of our agricultural products revenue for the three months ended September 30, 2011, were Shaanxi (93.2%), Ningxia(4.6%), Sichuan (1.4%), Zhejiang (0.5%) and Shanxi (0.3%).

Recent Developments

During the three months ended September 30, 2011, Jinong launched the sale of four new humic-acid based liquid and powder fertilizer products, including two liquid fertilizers and two powder fertilizers. These new products generated approximately $414,436, or 1.9%, of Jinong’s fertilizer revenues for the three months ended September 30, 2011. Jinong also added 50 new distributors during the three months ended September 30, 2011. Jinong’s new distributors accounted for approximately $1,398,985, or 6.3%, of Jinong fertilizer revenues for the three months ended September 30, 2011.

During the three months ended September 30, 2011, Gufeng launched the sale of two new compound fertilizers. These new products generated no revenues for the three months ended September 30, 2011. Gufeng also added three new distributors during the three months ended September 30, 2011, which accounted for approximately $4,191,838, or 14.2%, of Gufeng’s fertilizer revenues.

Results of Operations

The following table shows the operating results of the Company on a consolidated basis for the three months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011	2010	Change	% change
Net Sales	$53,102,594	$39,482,921	13,619,673	34.5%
Jinong	22,242,251	16,571,293	5,670,958	34.2%
Gufeng	29,613,091	21,801,034	7,812,057	35.8%
Jintai	1,198,887	1,110,594	88,293	8.0%
Yuxing	48,365	-	48,365	100.0%
Cost of Goods Sold	34,193,862	26,343,594	7,850,268	29.8%
Jinong	8,110,130	6,853,787	1,256,343	18.3%
Gufeng	25,269,670	18,900,513	6,369,157	33.7%
Jintai	748,830	589,294	159,536	27.1%
Yuxing	65,232	-	65,232	100.0%
Gross Profit	18,908,732	13,139,327	5,769,405	43.9%
Selling Expenses	2,490,474	1,415,985	1,074,489	75.9%
General and Administrative Expenses	3,138,695	2,098,187	1,040,508	49.6%
Income from Operations	13,279,563	9,625,155	3,654,408	38.0%
Total Other Income (expense)	(84,416)	(123,627)	39,211	-31.7%
Income Before Income Taxes	13,195,147	9,501,528	3,693,619	38.9%
Provision for Income Taxes	2,463,511	1,713,743	749,768	43.8%
Net Income	10,731,636	7,787,785	2,943,851	37.8%
Jinong	10,429,495	7,295,318	3,134,177	43.0%
Gufeng	1,817,896	1,307,706	510,190	39.0%
Jintai	10,501	437,473	(426,972)	-97.6%
Yuxing	(40,331)	(53,731)	13,400	-24.9%
Parent	(1,485,925)	(1,198,981)	(286,944)	23.9%
Basic net earnings per share	0.40	0.30	0.1	33.0%
Basic Weighted Average Shares Outstanding	26,857,338	25,922,880	934,458	3.6%
Diluted Weighted Average Shares Outstanding	26,857,338	26,035,426	821,912	3.2%

Net Sales

Our net sales for the quarter ended September 30, 2011 were $53,102,594, an increase of $13,619,673, or 34.5%, from $39,482,921 for the three months ended September 30, 2010. The increase was largely due to the strong sales of fertilizer products for each subsidiary during this period.

For the three months ended September 30, 2011, Jinong’s net sales increased $5,670,958, or 34.2%, to $22,242,251 from $16,571,293 from the three months ended September 30, 2010. This increase was mainly attributable to the sales of more humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing.

For the three months ended September 30, 2011, Gufeng’s net sales increased $7,812,057, or 35.8%, to $29,613,091 from $21,801,034 for the three months ended September 30, 2010. For the three months ended September 30, 2011, Gufeng’s sales volume of fertilizer products decreased by 10,949 metric tons to 64,873 metric tons from 75,822 metric tons for the three months ended September 30 2010. The increase in Gufeng’s net sales was mainly due to higher selling price for the same product for the three months ended September 30, 2011 than the price for the three months ended September 30, 2010, and higher percentage of more expensive humic acid-based fertilizers in Gufeng’s product sales mix in the three months ended September 30 2011 comparing to the corresponding period a year ago.

Jintai’s net sales, which include sales of agricultural products, increased by $88,293, or 8.0%, to $1,198,887 for the three months ended September 30, 2011 from $1,110,594 for the same period in 2010.

Yuxing achieved net sales of $48,365 for the three months ended September 30, 2011. For the three months ended September 30, 2010, Yuxing segment had no revenues.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2011 were $34,193,862, an increase of $7,850,268, or 29.8% from $26,343,594 for the three months ended September 30, 2010. This increase was mainly due to the production and sale of Gufeng’s products, which accounted for 73.9% of total cost of goods sold. The total cost of goods sold without including Gufeng’s cost of goods sold for the three months ended September 30, 2011 was $8,924,192, an increase of $1,481,111, or 19.9%, from the same period a year ago.

Cost of goods sold by Jinong for the three months ended September 30, 2011 were $8,110,130, an increase of $1,256,343, or 18.3%, from $6,853,787 for the same period in 2010.  As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 15.3% and 17.4% for the three months ended September 30, 2011 and 2010, respectively. The increase in cost of goods sold was primarily attributable to the increase in raw materials and packaging materials as a result of our strong sales of fertilizer products.

Cost of goods sold by Gufeng for the three months ended September 30, 2011 were $25,269,670, an increase of $6,369,157, or 33.7%, from $18,900,513 for the same period in 2010. As a percentage of total net sales, cost of goods sold by Gufeng accounted for approximately 47.6% and 47.9% for the three months ended September 30, 2011 and 2010.

Cost of goods sold by Jintai for the three months ended September 30, 2011 were $748,830, an increase of $159,536, or 27.1%, from $589,294 for the same period in 2010.  As a percentage of total net sales, cost of goods sold by Jintai accounted for approximately 1.4% and 1.5% for the three months ended September 30, 2011 and 2010, respectively.

Cost of goods sold by Yuxing was $65,232 for the three months ended September 30, 2011 as compared to $0 for the same period last year.

Gross Profit

Gross profit for the three months ended September 30, 2011 increased by $5,769,405, or 43.9%, to $18,908,732 as compared to $13,139,327 for the three months ended September 30, 2010.  Gross profit margin was approximately 35.6% and 33.3% for the three months ended September 30, 2011 and 2010, respectively.

Gross profit generated by Jinong increased by $4,414,615, or 45.4%, to $14,132,121 for the three months ended September 30, 2011 from $9,717,506 for the three months ended September 30, 2010. Gross profit margin from Jinong’s sales was approximately 63.5% and 58.6% for the three months ended September 30, 2011 and 2010, respectively. The increase was attributed to the increase in the net sales and the higher weight of higher margin fertilizer products in product sales mix, the increase in the selling price of certain liquid fertilizers, and the decrease in the average manufacturing and labor costs per metric tons.

Gross profit generated by Gufeng increased by $1,442,900 or 49.7%, to $4,343,421 for the three months ended September 30, 2011 from $2,900,521 for the three months ended September 30, 2010. Gross profit margin from Gufeng’s sales was approximately 14.7% and 13.3% for the three months ended September 30, 2011 and 2010, respectively. The increase was primarily due to Gufeng’s change of product mix as a result of the increased production of the high-margin fertilizer products.

Gross profit from Jintai decreased by $71,243, or 13.7%, for the three months ended September 30, 2011, to $450,057, as compared to $521,300 for the three months ended September 30, 2010.  Gross profit margin from Jintai sales was approximately 37.5% and 46.9% for the three months ended September 30, 2011 and 2010, respectively. The decrease in Jintai’s gross profit margin was primary due to the increase in the price of agricultural raw materials, labors’ salaries and utility fees.

Gross profit from Yuxing was a loss of $16,867 with a gross profit margin of approximately minus 34.9% for the three months ended September 30, 2011. Yuxing was in its trial production stage and its cost of goods sold exceeded its net sales for the three months ended September 30, 2011.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $2,490,474, or 4.7%, of net sales for the three months ended September 30, 2011 as compared to $1,415,985, or 3.6%, of net sales for the three months ended September 30, 2010, an increase of $1,074,489, or 75.9%. The selling expenses of Gufeng were $843,339 for the three months ended September 30, 2011 as compared to $516,585 for the 2010 period.  The increase in Gufeng’s selling expense was mainly due to its increase in the shipping costs. The selling expenses of Jinong were $1,634,926 for the three months ended September 30, 2011 as compared to $892,930 for the 2010 period. The main reason for the increase in Jinong’s selling expenses was its expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $3,138,695, or 5.9%, of net sales, for the three months ended September 30, 2011, as compared to $2,098,187, or 5.3%, of net sales, for the three months ended September 30, 2010, an increase of $1,040,508. The increase of general and administrative expenses was mainly attributed to the increased Gufeng’s intangible assets, which resulted in the increase in the amortization expense for the three months ended September 30, 2011. The general and administrative expenses of Gufeng were $891,493 for the three months ended September 30, 2011 as compared to $552,285 for the three months ended September 30, 2010.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the three months ended September 30, 2011 was $84,416, as compared to total other expenses of $123,627 for the three months ended September 30, 2010, a decrease of $39,211, or 31.7%.  The decrease was mainly attributable to the increased interest income of $88,155 from Jinong on its saving with the bank.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a “High-Tech” project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008.  Jinong incurred income tax expenses of $1,840,859 for the three months ended September 30, 2011, as compared to $1,287,409 for the same period in 2010, an increase of $553,450, which was primarily attributable to our increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $622,653 for the three months ended September 30, 2011, as compared to $426,334 for the three months ended September 30, 2010. The increase was primarily attributable to our increased operating income.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Yuxing has no income tax for the three months ended September 30, 2011as a result of being exempted from paying income tax due to its the products fall into the tax exemption list set out in the EIT, the same treatment as Jintai receives.

Net Income

Net income for the three months ended September 30, 2011 was $10,731,636, an increase of $2,943,851, or 37.8%, compared $7,787,785 for the three months ended September 30, 2010. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 20.2% and 19.7% for the three months ended September 30, 2011 and 2010, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2011, we were engaged in the following businesses: the production and sale of fertilizers through Jinong, Gufeng and Tianjuyuan, and the production and sale of high-quality agricultural products and research and development on new fertilizer products by Jintai and Yuxing. For financial reporting purposes, our operations were organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and research and development (Yuxing). Each of the segments has its own annual budget with regard to development, production and sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (the “Public Offerings”).

As of September 30, 2011, cash and cash equivalents were $71,333,911, an increase of $5,727,498 from $65,606,413 as of June 30, 2011.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended September 30,
	2011	2010
Net cash used in operating activities	$(2,008,969)	$(3,697,231)
Net cash used in investing activities	(919,666)	(7,639,193)
Net cash provided by financing activities	8,010,765	2,240,468
Effect of exchange rate change on cash and cash equivalents	645,368	707,613
Net increase (decrease) in cash and cash equivalents	5,727,498	(8,388,343)
Cash and cash equivalents, beginning balance	65,606,413	62,335,437
Cash and cash equivalents, ending balance	$71,333,911	$53,947,094

Operating Activities

Net cash used in operating activities was $2,008,969 for the three months ended September 30, 2011, a decrease of $1,688,262 from the $3,697,231 net cash used in operating activities for the three months ended September 30, 2010. The decrease was mainly due to an increase in the advancement to suppliers from Gufeng.

Investing Activities

Net cash used in investing activities in the three months ended September 30, 2011 was $919,666, which was mainly used to Yuxing’s ongoing construction and also to Gufeng’s old production lines improvement. The net cash used in investing activities for the same period in 2010 was $7,639,193, most of which was used to the acquisition of Gufeng in 2010.

Financing Activities

Net cash provided by financing activities in the three months ended September 30, 2011 totaled $8,010,765, mainly due to the short-term loans borrowed by Gufeng with its local banks. The net cash provided by financing activities for the same period in 2010 was $2,240,468.

Accounts Receivable

We had accounts receivable of $24,095,094 as of September 30, 2011, as compared to $17,517,625 as of June 30, 2011, an increase of $6,577,469, or 37.5%. The increase was primarily due to the increase in sales during the period ended September 30, 2011, including Gufeng’s sales.

Our allowance for doubtful accounts was $375,745 of September 30, 2011, as compared to $337,801 as of June 30, 2011, an increase of $37,944, or 11.2%.

Inventories

We had an inventory of $36,197,625 as of September 30, 2011, as compared to $23,732,404 as of June 30, 2011, an increase of $12,465,221, or 52.5%. The main reason for this increase was that we increased our raw material reserves in the non-peak season and our finished fertilizer products for export to meet the large quantity export delivery requirement.

Accounts Payable

We had accounts payable of $7,359,982 as of September 30, 2011 as compared to $5,981,703 as of June 30, 2011, representing an increase of $1,378,279, or 23.0%. The delays in the raw material payment were the main cause of this increase.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

As of September 30, 2011, the Company, through its subsidiaries is engaged in the following businesses: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Jintai) and future research and development (Yuxing).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2011, our accumulated other comprehensive income was $12.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of September 30, 2011 and June 30, 2011 was $12.2 million and $4.1 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2011. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

At the conclusion of the period ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)          Changes in internal controls.

During the period covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, we continue to work with our third party accounting consultants and Ernst & Young to implement new measures to address the internal control deficiencies and continue to evaluate and have implemented additional measures, including the following:

•	We have improved our internal control environment by establishing policies and procedures of transaction level and entity.

•	We have implemented a financial closing process check list including major book closure steps to perform consolidation and reviews.

•	We will continue to strengthening our financial team by employing more qualified accountants to enhance the quality of our financial reporting preparation.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1.      Legal Proceedings

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel.  On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011. The amended complaint alleges that we and certain of our current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in our financial statements, securities offering documents, and related disclosures during the class period.  The plaintiffs claim that such allegedly misleading statements inflated the price of our common stock and seek monetary damages in an amount to be determined at trial. By stipulation of the parties, defendants’ response to the amended complaint is due October 7, 2011. Lead plaintiff filed an amended complaint on June 13, 2011. Defendants moved to dismiss the amended complaint on September 19, 2011. No hearing has been set for defendants’ motions.

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

The individual defendants and the Company, as a nominal defendant, have reached an agreement in principle with the plaintiffs to settle all the derivative actions. Pursuant to the terms of the settlement and subject to court approval, certain corporate governance changes will be adopted and attorneys’ fees for the plaintiffs’ counsel will be paid by the insurers. The preliminary approval hearing for the settlement is currently set for December 14, 2011.

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

A class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010, alleging that we and certain of our current and former officers violated the federal securities laws. Several shareholder derivative suits have also been filed against certain of our current and former officers and directors alleging, among other things, breach of fiduciary duties by such officers and directors.  In addition, the Commission is conducting an investigation of our prior reported financial statements, as well as the allegations in the complaints described above.  See “Item 1. – Legal Proceedings” of this Part II. It is possible that additional similar complaints and related derivative actions may be filed in the future. Although the existing derivative suits are at the stage of settlement with no substantial expenses to be paid to the plaintiffs and plaintiffs’ counsel by the Company, the expense of defending these litigations, and possible additional similar litigations or other proceedings, may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any of such proceedings could have a material adverse effect on our business, results of operations and cash flows.

Due to nearby environmental degradation and government land use planning change, we may be forced to relocate Jintai’s operations, which could cause a significant disruption to our business.

As a result of the recent rapid development of residential areas, high-rise buildings and manufacturing factories in the surrounding areas of Jintai’s planting base, the level of air pollution and wastewater discharge has increased substantially causing the nearby environment unfavorable for the agricultural products to grow.  Some of Jintai's agricultural plants have seen premature falling leaves and blackening roots.  In addition, the land use for Jintai’s planting base has been changed to commercial use from agricultural use recently.

To mitigate the environmental impact on Jintai’s revenue and comply with relevant land use rules, we may be forced to relocate Jintai’s operations which have been affected to another site.  Jintai’s business may be interrupted and additional relocation costs may be incurred.  However, we are unable to estimate the incurred cost related to relocation and we can not assure you that the relocation will be completed in a timely manner.  Consequently, there may be material adverse impact on Jintai’s revenue.

We currently generate a significant amount of our revenues from Gufeng’s export contracts which are regulated by the PRC’s fertilizer export tariff policy. To the extent we are unable to export our fertilizers due to such tariff restriction, our business and financial condition may be materially adversely affected.

For the three months ended September 30, 2011, Gufeng contributed approximately 55.8% of our total net sales, of which export revenues accounted for 69.5% of Gufeng’s net sales for that period.  Current export policy in the PRC does not impose tariff restrictions on Two-element Compound (NP) Fertilizer, the type of fertilizer Gufeng manufactures.  Therefore Gufeng is able to export such fertilizer at any time throughout a year.  However, the relevant PRC fertilizer export tariff policy is expected to be updated on an annual basis and it is anticipated that the Ministry of Finance under the supervision of the State Council of the Central Government of the PRC, or the PRC authority, will continue to monitor and regulate the fertilizer export market in connection with overseeing the PRC domestic fertilizer market.

While we believe that, even if over the next few years the PRC introduces additional tariff restrictions to protect the domestic fertilizer market, the PRC authority will likely still provide certain export window periods for the type of fertilizer products Gufeng currently exports , and while we strive to keep a balanced mix of domestic and overseas customers, we cannot assure you that increased restrictions in the PRC export tariff policies by the PRC authority will not negatively impact our business.  Furthermore, our export ability largely depends on the export tariff the PRC authority imposes on different types of fertilizers.  In the event any of our export products are subject to an unreasonably high export tariff resulting in the export of such products being unprofitable, we will have to rely more heavily on the domestic market to sell such fertilizer products.  In such event, we cannot assure you that there will be sufficient demand in the domestic market for such fertilizer products to compensate for the loss of export revenues, and our failure to do so may have  a material adverse impact on our business and financial condition.

Item 6.   Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: November 9, 2011	By:	/s/ Tao Li
Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2011	By:	/s/ Ken Ren
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