Form 10-Q
period 2011-12-31
China Green Agriculture, Inc.
filed 2012-02-09
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

Commission File Number: 001-34260

              CHINA GREEN AGRICULTURE, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 rd Floor, Borough A, Block A, No. 181

South Taibai Road, Xi’an, Shaanxi Province

              People’s Republic of China  710065

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  26,941,859 shares of common stock, $.001 par value, as of February 6, 2012.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements.

Consolidated Condensed Balance Sheets
As of December 31, 2011 and June 30, 2011 (Unaudited)

Consolidated Condensed Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2011 and 2010 (Unaudited)

Consolidated Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2011 and 2010 (Unaudited)

Notes to Consolidated Condensed Financial Statements
As of December 31, 2011 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 6.	Exhibits.

Signatures

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND JUNE 30, 2011

(UNAUDITED)

	December 31, 2011	June 30, 2011

ASSETS

Current Assets
Cash and cash equivalents	$68,193,490	$65,606,413
Accounts receivable, net	46,789,336	17,517,625
Inventories	44,682,504	23,732,404
Other current assets	1,275,193	537,126
Advances to suppliers	4,621,310	11,487,896
Total Current Assets	165,561,833	118,881,464

Plant, Property and Equipment, Net	68,824,450	66,211,441

Construction In Progress	6,289,507	4,662,039

Other Assets - Non Current	246,358	150,169

Intangible Assets, Net	28,320,932	28,508,629

Goodwill	5,040,560	4,957,245

Total Assets	$274,283,640	$223,370,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,537,988	$5,981,703
Unearned revenue	17,996,746	11,059,313
Accrued expenses and other payables	7,675,527	3,282,353
Amount due to related parties	70,494	69,962
Taxes payable	11,466,110	7,004,865
Short term loans	13,834,535	4,099,550
Total Current Liabilities	59,581,400	31,497,746

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 26,941,859 and 26,845,859 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	26,942	26,846
Additional paid-in capital	99,637,629	98,627,482
Statutory reserve	12,348,179	10,027,721
Retained earnings	88,442,492	72,287,436
Accumulated other comprehensive income	14,246,998	10,903,756
Total Stockholders' Equity	214,702,240	191,873,241

Total Liabilities and Stockholders' Equity	$274,283,640	$223,370,987

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Sales
Jinong	$18,989,156	$14,251,229	$41,231,407	$30,822,522
Gufeng	25,958,438	18,875,897	55,571,529	40,676,931
Jintai	2,115,689	2,184,612	3,314,576	3,295,206
Yuxing	30,714	-	79,079	-
Net sales	47,093,997	35,311,738	100,196,591	74,794,659
Cost of goods sold
Jinong	7,559,477	6,791,183	15,669,607	13,644,970
Gufeng	20,692,393	14,998,764	45,962,063	33,899,277
Jintai	2,258,064	1,188,965	3,006,894	1,778,259
Yuxing	194,578	-	259,810	-
Cost of goods sold	30,704,512	22,978,912	64,898,374	49,322,506
Gross profit	16,389,485	12,332,826	35,298,217	25,472,153
Operating expenses
Selling expenses	2,414,748	1,589,006	4,905,222	3,004,991
General and administrative expenses	3,778,982	2,871,064	6,917,677	4,969,251
Total operating expenses	6,193,730	4,460,070	11,822,899	7,974,242
Income from operations	10,195,755	7,872,756	23,475,318	17,497,911
Other income (expense)
Other income (expense)	89,090	2,084	63,666	(9,859)
Interest income	90,116	87,925	187,603	152,916
Interest expense	(399,868)	(117,852)	(556,347)	(294,527)
Total other income (expense)	(220,662)	(27,843)	(305,078)	(151,470)
Income before income taxes	9,975,093	7,844,913	23,170,240	17,346,441
Provision for income taxes	2,231,215	1,615,421	4,694,726	3,329,164
Net income	7,743,878	6,229,492	18,475,514	14,017,277
Other comprehensive income
Foreign currency translation gain	1,439,096	2,458,260	3,343,242	3,752,307
Comprehensive income	$9,182,974	$8,687,752	$21,818,756	$17,769,584

Basic weighted average shares outstanding	26,941,859	25,937,866	26,899,599	25,930,424
Basic net earnings per share	$0.29	$0.24	$0.69	$0.54
Diluted weighted average shares outstanding	26,941,859	26,393,072	26,899,599	26,383,123
Diluted net earnings per share	$0.29	$0.24	$0.69	$0.53

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(UNAUDITED)

	For the Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$18,475,514	$14,017,277
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Issuance of equity for compensation	1,010,243	1,542,337
Depreciation	2,347,876	1,715,800
Amortization	663,442	480,953
Decrease / (Increase) in current assets, net of effects from acquisitions:
Accounts receivable	(28,829,924)	1,721,402
Other current assets	(728,335)	(662,984)
Inventories	(20,446,717)	(85,162)
Advances to suppliers	7,023,757	(19,956,392)
Other assets	(93,189)	45,480
(Decrease) / Increase in current liabilities, net of effects from acquisitions:
Accounts payable	2,445,043	(3,263,212)
Unearned revenue	6,717,226	(244,631)
Tax payables	4,321,427	3,029,953
Accrued expenses and other payables	4,346,642	2,862,260
Net cash provided by (used in) operating activities	(2,746,995)	1,203,081

Cash flows from investing activities
Purchase of plant, property, and equipment	(3,840,457)	(1,990,803)
Acquisition of Gufeng, net of cash acquired	-	(6,720,539)
Increase in construction in progress	(1,541,236)	(1,847,306)

Net cash used in investing activities	(5,381,693)	(10,558,648)

Cash flows from financing activities
Proceeds from loans	9,616,925	2,238,000

Net cash provided by financing activities	9,616,925	2,238,000

Effect of exchange rate change on cash and cash equivalents	1,098,840	1,468,717
Net increase (decrease) in cash and cash equivalents	2,587,077	(5,648,850)

Cash and cash equivalents, beginning balance	65,606,413	62,335,437
Cash and cash equivalents, ending balance	$68,193,490	$56,686,587

Supplement disclosure of cash flow information
Interest expense paid	$556,347	$116,105
Income taxes paid	$320,704	$316,320

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

NOTE 2 – ACCOUNTING POLICIES

Accounting principles

In the opinion of the management, the accompanying balance sheets and related interim statements of income and comprehensive income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2011 filed with the U.S. Securities and Exchange Commission (the “Commission”) on September 12, 2011.

Principle of consolidation

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Recent accounting pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is no less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued a deferral of certain portion of this guidance.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counter party credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. All outstanding stock options and stock awards are considered anti-dilutive for all periods presented since the exercise prices exceed the average stock price for the period.

The components of basic and diluted earnings per share consisted of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Income for Basic Earnings Per Share	$7,743,878	$6,229,492	$18,475,514	$14,017,277
Basic Weighted Average Number of Shares	26,941,859	25,937,866	26,899,599	25,930,424
Net Income per Share – Basic	0.29	0.24	0.69	0.54
Shares contingently issuable related to Gufeng acquisition	—	455,206	—	452,699
Diluted Weighted Average Number of Shares	26,941,859	26,393,072	26,899,599	26,383,123
Net Income per Share – Diluted	$0.29	$0.24	$0.69	$0.53

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2011	2011
Raw materials	$9,430,381	$5,990,640
Supplies and packing materials	779,634	530,644
Work in progress	5,132,088	105,702
Finished goods	29,340,401	17,105,418
Total	$44,682,504	$23,732,404

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,	June 30,
	2011	2011
Advancement	$1,275,193	$530,459
Prepaid insurance	—	6,667
Total	$1,275,193	$537,126

Advancement represents advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand. Prepaid insurance is related to the underwriting of the Company’s directors and officers insurance policy.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2011	2011
Building and improvements	$44,688,482	$44,032,549
Auto	1,556,721	1,491,849
Machinery and equipment	35,484,471	32,862,361
Agriculture assets	3,468,946	1,607,333
Total property, plant and equipment	85,198,620	79,994,092
Less: accumulated depreciation	(16,374,170)	(13,782,651)
Total	$68,824,450	$66,211,441

Depreciation expenses for the three months ended December 31, 2011 and 2010 were $1,215,477 and $862,837, respectively. Depreciation expenses for the six months ended December 31, 2011 and 2010 were $2,347,876 and $1,715,800, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 – CONSTRUCTION IN PROGRESS

As of December 31, 2011 and June 30, 2011, construction in progress, representing construction for Yuxing greenhouses and supporting facilities, and improvement for Gufeng’s product lines amounted to $6,289,507 and $4,662,039, respectively. The construction in progress included advancement paid to suppliers in Yuxing totaled at $1,356,696 for ongoing intelligent greenhouse development.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2011	2011
Land use rights, net	$11,196,056	$11,814,149
Technology patent, net	2,009,518	1,188,969
Customer relationships, net	8,690,825	9,045,858
Non-compete agreement	145,345	163,363
Trademarks	6,279,188	6,296,290
Total	$28,320,932	$28,508,629

Land Use Rights

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB 73,184,895 (or $11,511,984). The intangible asset is being amortized over the grant period of 50 years.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $164,528). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,145,946). The intangible asset is being amortized over the grant period of 50 years.

The land use rights consisted of the following:

	December 31,	June 30,
	2011	2011
Land use rights	$12,822,458	$12,452,801
Less: accumulated amortization	(1,626,402)	(638,652)
Total land use rights, net	$11,196,056	$11,814,149

Technology Patent

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of $924,148 (or RMB5, 875,068). The intangible asset is being amortized over the patent period of 10 years. On November 24, 2010, Jinong renewed this technology patent for another 10 year term.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was determined to be RMB 9,200,000 (or $1,447,160) and is being amortized over the remaining useful life of six years.

The technology know-how consisted of the following:

	December 31,	June 30,
	2011	2011
Technology know-how	$2,371,308	$2,332,113
Less: accumulated amortization	(361,790)	(1,143,144)
Total technology know-how, net	$2,009,518	$1,188,969

Customer Relationship

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB55,992,980 (or $10,224,500) and is amortized over the remaining useful life of ten years.

	December 31,	June 30,
	2011	2011
Customer relationships	$10,224,500	$10,096,418
Less: accumulated amortization	(1,533,675)	(1,050,560)
Total customer relationships, net	$8,690,825	$9,045,858

Non-Compete Agreement

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $207,636) and is amortized over the remaining useful life of five years using the straight line method.

	December 31,	June 30,
	2011	2011
Non-compete agreement	$207,636	$204,204
Less: accumulated amortization	(62,291)	(40,841)
Total non-compete agreement, net	$145,345	$163,363

Trademarks

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be $6,279,188 and is subject to an annual impairment test.

Total amortization expenses of intangible assets for the three months ended December 31, 2011 and 2010 amounted to $331,940 and $399,810, respectively. Total amortization expenses of intangible assets for the six months ended December 31, 2011 and 2010 amounted to $663,442 and $480,953, respectively.

Amortization Expense

Estimated amortization expenses of intangible assets for the next five (5) twelve-month periods ended December 31, are as follows:

December 31, 2012	$1,654,035
December 31, 2013	1,654,035
December 31, 2014	1,654,035
December 31, 2015	1,654,035
December 31, 2016	1,654,035

9

\

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2011	2011
Payroll payable	$234,644	$248,686
Welfare payable	166,982	164,223
Accrued expenses	2,340,121	1,666,753
Other payables	4,933,780	1,202,691
Total	$7,675,527	$3,282,353

NOTE 10 - AMOUNT DUE TO RELATED PARTIES

As of December 31, 2011 and June 30, 2011, the amount due to related parties was $70,494 and $69,962, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

NOTE 11 - LOAN PAYABLES

The short-term loans payable consist of eight loans which mature on dates ranging from January 13, 2012 through October 17, 2012 with interest rates ranging from 7.26% to 8.87%. The loans are collateralized by the Company’s land use rights.

No.	Customer	Loan period per agreement	Interest Rate	December 31, 2011	June 30, 2011
1	Agricuture Bank of China-Beijing Branch	January 20, 2011 - January 13, 2012	7.2565%	$1,321,320	$1,299,480

2	Agricuture Bank of China-Beijing Branch	April 12, 2011 - April 11, 2012	7.2565%	1,258,400	1,237,600

3	Agricuture Bank of China-Beijing Branch	May 23, 2011 - April 19, 2012	7.2565%	1,588,730	1,562,470

4	Bank of Tianjin	September 9, 2011 - July 23, 2012	7.5440%	1,801,085	—

5	Minsheng Bank	September 8, 2011 - September 8, 2012	8.2%	1,801,772	—

6	Minsheng Bank	September 19, 2011 - September 19, 2012	8.2%	557,728	—

7	China Merchant Bank	July 25, 2011 - July 26, 2012	8.528%	3,932,500	—

8	Industrial and Commercial Bank of China	October 17, 2011 - October 17,2012	8.87%	1,573,000	—

		Total		$13,834,535	$4,099,550

The interest expense from these short-term loans were $399,868 and $117,852 for three months ended December 31, 2011 and 2010, respectively. The interest expenses from these short-term loans were $556,347 and $294,527 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 12 – INCOME TAXES

Our effective tax rates were approximately 20.3% and 19.2% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

On January 3, 2010, the Company made a one-time grant of an aggregate of 120,000 shares of restricted common stock of the Company to certain members of management and officers under the 2009 Equity Incentive Plan of the Company. Pursuant to the terms of the grant, one-third of the shares vested on February 2, 2010, one-third of the shares vested on December 31, 2010 as certain financial targets were achieved and the remaining one-third of the shares vested on December 31, 2011 as certain financial targets were achieved. Additionally, the Company made a one-time grant of an aggregate of 22,961 shares of performance-based restricted common stock to certain officers, which vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 10, 2010, the Company made a one-time grant of an aggregate of 50,700 shares of restricted common stock to certain independent directors and key employees under the 2009 Equity Incentive Plan. Pursuant to the terms of the grant, one-third of the shares vested on March 10, 2010, one-third of the shares vested on December 31, 2010 as certain financial targets were achieved and the remaining one-third of the shares vested on December 31, 2011 as certain financial targets were achieved Additionally, the Company also granted to certain independent directors and key employees an aggregate of 70,500 shares of performance-based restricted common stock, which automatically vests in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 10, 2010, the Company issued a total of 8,000 shares of restricted common stock under its 2009 Equity Incentive Plan to a consultant pursuant to the terms of a service agreement, half of which was vested on August 9, 2010 and half of which was forfeited due to the disengagement of the service on September 15, 2010.

On March 31, 2011, the Company granted a total of 96,000 shares of restricted common stock of the Company to certain directors and executive officers under its 2009 Equity Incentive Plan, which were issued in September 2011. Pursuant to the terms of the grant, 8,000 shares of restricted common stock vested on April 30, 2011, 44,000 shares vested on June 2, 2011, and 44,000 shares vested on December 31,2011.

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

As of December 31, 2011, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

NOTE 14 – STOCK OPTIONS

On January 3, 2010, the Company made a one-time grant of options to purchase an aggregate of 150,000 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share. Pursuant to the terms of the grant, one-third of the options vested on February 2, 2010, one-third of the options vested on December 31, 2010 as certain financial targets are achieved and the remaining one-third of the options vested on December 31, 2011 as certain financial targets were achieved. In addition, on January 3, 2010, the Company also made a grant of performance-based options to purchase an aggregate of 45,291 shares of common stock to certain officers and directors under the 2009 Equity Incentive Plan at an exercise price of $14.70 per share. Pursuant to the terms of the grant, the options automatically vest in three equal installments on September 30, 2010, 2011 and 2012 because the Company achieved both net sales and income from operations targets for the fiscal year ended June 30, 2010.

On February 7, 2010, the Company appointed a new independent director and issued to him performance-based options to purchase 10,000 shares of common stock under the 2009 Equity Incentive Plan at an exercise price of $14.02 per share. Pursuant to the terms of the grant, one-third of the options vested on March 8, 2010, one-third of the options vested on December 31, 2010 as certain financial targets are achieved and the remaining one-third of the options was forfeited on March 31, 2011.

On March 31, 2011, per compensation board resolution, the Company forfeited all those outstanding unvested options granted to current officers and directors and one former officer on March, 1 2010 and February 7, 2010 according to the 2009 Equity Incentive Plan.

The Company’s calculations are made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2 years; 75.2%-75.6% stock price volatility; risk-free interest rate of 1.63% and no dividends during the expected term. Stock compensation expense is recognized based on awards expected to vest. The forfeitures are estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it is different from those estimates. During the three months ended December 31, 2011 and 2010, the Company recognized stock-based compensation expense of $453,051 and $898,261, respectively. During the six months ended December 31, 2011 and 2010, the Company recognized stock-based compensation expense of $1,010,243 and $1,542,336, respectively.

Options outstanding as of December 31, 2011 and related weighted average price and intrinsic value are as follows:

		Weighted
		Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2010	195,291	$14.67
Granted	—	—
Forfeited/Canceled	(80,192)	14.67-
Exercised	—
Outstanding, June 30, 2011	115,099	$14.66	$—
Granted	—	—
Forfeited/Canceled	—
Exercised	—
Outstanding, December 31, 2011	115,099	$14.66	$—
Exercisable, December 31, 2011	115,099	$14.66	$—

The following table summarizes the options outstanding as of December 31, 2011:

Options outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	December 31, 2011	Price	(Years)

14.02-14.70	115,099	14.66	0.25

The following table summarizes the options exercisable as of December 31, 2011:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	December 31, 2011	Price	(Years)

14.02-14.70	115,099	14.66	0.25

NOTE 15 – CONCENTRATIONS AND LITIGIATION

Market Concentration

All of the Company's revenue-generating operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Vendor and Customer Concentration

There was one vendor from which the Company purchased more than 10% of its raw materials for the fertilizer products for the six months ended December 31, 2011 and there was no vendor from which the Company purchased more than 10% of its raw materials for the fertilizer products for the six months ended December 31 2010. There is no accounts payable as of December 31, 2011.

There was one customer that accounted for over 10% of the total sales for the six months ended December 31, 2011 and there was no customer that accounted for over 10% of the total sales for the six months ended December 31, 2010.

Concentration of Cash

The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of December 31, 2011 was $68,170,058. There is no insurance securing these deposits in China. In addition, the Company also had $26,339 in cash in two banks in the United States as of December 31, 2011, which is secured by the U.S. Federal Deposit Insurance Corporation as it is within the $500,000 insurance limit.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel. On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011. The amended complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period..  The plaintiffs claim that such allegedly misleading financial statements inflated the price of the Company’s common stock and seek monetary damages in an amount to be determined at trial. Defendants moved to dismiss the amended complaint on September 19, 2011 and defendants’ motions are currently pending. No hearing has been set for defendants’ motions.

On December 10, 2010, a complaint was filed by one of the Company’s shareholders, derivatively on the Company’s behalf, against certain of the Company’s current and former officers and directors in the First Judicial District Court of the State of Nevada in and for Carson City. The complaint alleges, among other things, various violations of state law by such officers and directors, including breach of fiduciary duty, waste of corporate assets and unjust enrichment. The plaintiff requests, among other remedies, restitution from such officers and directors and reform the Company’s corporate governance and internal procedures.

On January 5, 2011, another complaint was filed by two of the Company’s shareholders, derivatively on the Company’s behalf, against certain of the Company’s current and former officers and directors in the United States District Court, District of Columbia. By stipulation of the parties, this case has been transferred to the District Court for the District of Nevada. The complaint alleges, among other things, that such officers and directors breached their fiduciary duties by knowingly filing inaccurate and inconsistent financial statements and other filings with the Commission and by failing to correct such allegedly inaccurate financial disclosure. The plaintiffs request, among other remedies, damages in the amount sustained by the defendants’ alleged breach of fiduciary duties and other violations of law, and other equitable relief.

On December 28, 2010 and January 7, 2011, two additional complaints were filed by different shareholders, derivatively on the Company’s behalf, against certain of the Company’s current and former officers and directors, in the Eighth Juridical District Court, Clark County, Nevada. Each of the complaints alleges, among other things, that the defendants breached their fiduciary duties by disseminating false and misleading information to shareholders via public filings and other communications, failing to maintain internal controls and procedures and failing to properly oversee and manage the company. Each of the complaints also alleges unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the defendants. The plaintiffs request, among other remedies, damages caused by the breach of defendants’ fiduciary duties, restitution from such officers and directors and reform the Company’s corporate governance and internal procedures. By stipulation, these two derivative actions have been transferred to the First Judicial District Court of the State of Nevada in and for Carson City and consolidated with the derivative action already pending in that court. By stipulation of the parties, all of the derivative actions are currently stayed.

The individual defendants and the Company, as a nominal defendant, have reached an agreement with the plaintiffs to settle all the derivative actions. Pursuant to the terms of the settlement and subject to final court approval, certain corporate governance changes will be adopted and attorneys’ fees for the plaintiffs’ counsel will be paid by the insurers. The court preliminarily approved the settlement on February 1, 2012. The hearing for the final approval of the settlement has been set on March 30, 2012.

In addition, the Commission is conducting an investigation of the Company’s prior reported financial statements, as well as the allegations in the complaints described above. The Company is cooperating with the Commission.

The Company is currently unable to reasonably estimate the amount or range of possible losses that will result from the ultimate resolution of these matters. As such, as of December 31, 2011, the Company has not accrued any liability in connection with potential losses from legal proceedings.

NOTE 16 – SEGMENT REPORTING

The Company was organized into four main business segments: fertilizer production (Jinong & Gufeng), agricultural products production (Jintai and Yuxing). The following tables present a summary of our businesses’ and operating segments’ results.

	For the three months ended
	December 31,
	2011	2010
Revenues from unaffiliated customers:
Jinong	$18,989,156	$14,251,229
Gufeng	25,958,438	18,875,897
Jintai	2,115,689	2,184,612
Yuxing	30,714	—
Consolidated	$47,093,997	$35,311,738

Operating income :
Jinong	$9,258,832	$6,099,792
Gufeng	3,673,793	2,710,717
Jintai	(1,255,392)	968,805
Yuxing	(199,728)	(85,750)
Reconciling item (1)	—	—
Reconciling item (2)	(828,699)	(922,546)
Reconciling item (2)—stock compensation	(453,051)	(898,262)
Consolidated	$10,195,755	$7,872,756

Net income:
Jinong	$7,928,204	$5,242,398
Gufeng	2,372,435	1,923,078
Jintai	(1,255,300)	968,787
Yuxing	(19,735)	(84,801)
Reconciling item (1)	25	840
Reconciling item (2)	(1,281,751)	(1,820,810)
Consolidated	$7,743,878	$6,229,492

Depreciation and Amortization:
Jinong	$589,232	$783,301
Gufeng	856,511	362,628
Jintai	285	42,355
Yuxing	101,389	74,363
Consolidated	$1,547,417	$1,262,647

Interest expense:
Jinong	$—	$—
Gufeng	399,868	117,852
Consolidated	$399,868	$117,852

Capital Expenditure:
Jinong	$2,957,009	$865,887
Gufeng	—	327,396
Jintai	—	—
Yuxing	55,413	20,851
Consolidated	$3,012,422	$1,214,134

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

	For the six months ended
	December 31,
	2011	2010
Revenues from unaffiliated customers:
Jinong	$41,231,407	$30,822,522
Gufeng	55,571,529	40,676,931
Jintai	3,314,576	3,295,206
Yuxing	79,079	—
Consolidated	$100,196,591	$74,794,659

Operating income :
Jinong	$21,446,280	$14,619,350
Gufeng	6,282,382	4,633,698
Jintai	(1,244,933)	1,406,251
Yuxing	(240,458)	(139,812)
Reconciling item (1)	—	—
Reconciling item (2)	1,757,710	(1,479,239)
Reconciling item (2)—stock compensation	1,010,243	(1,542,337)
Consolidated	$23,475,318	$17,497,911

Net income:
Jinong	$18,357,698	$12,537,716
Gufeng	4,190,331	3,230,784
Jintai	(1,244,799)	1,406,260
Yuxing	(60,066)	(138,532)
Reconciling item (1)	303	2,627
Reconciling item (2)	(2,767,953)	(3,021,578)
Consolidated	$18,475,514	$14,017,277

Depreciation and Amortization:
Jinong	$1,164,711	$1,362,336
Gufeng	1,646,103	631,241
Jintai	568	73,729
Yuxing	199,936	129,447
Consolidated	$3,011,318	$2,196,753

Interest expense:
Jinong	$—	$—
Gufeng	556,347	294,527
Consolidated	$556,347	$294,527

Capital Expenditure:
Jinong	$3,709,002	$1,419,786
Gufeng	—	536,828
Jintai	—	—
Yuxing	131,455	34,189
Consolidated	$3,840,457	$1,990,803

	December 31, 2011	June 30, 2011
Identifiable assets:
Jinong	$158,564,062	$111,956,641
Gufeng	76,826,768	67,260,447
Jintai	10,392,044	14,001,793
Yuxing	28,478,334	24,354,406
Reconciling item (1)	26,339	969,963
Reconciling item (2)	(3,906)	4,827,737
Consolidated	$274,283,640	$223,370,987

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

NOTE 17 - COMMITMENTS AND LEASES

In July 2007, Jinong signed an office lease with the Group Company at a monthly rent of $1,011 (RMB 6,460) per month. On September 30, 2010, Jinong cancelled this lease agreement with the Group Company without penalty and signed a two year lease effective as of July 1, 2010 directly with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), who owns the property. Kingtone Information is a Variable Interest Entity (“VIE”) controlled by Kingtone Wirelessinfo Solution Holoding Ltd. (“Kingtone Wirelessinfo”), whose Chairman and majority shareholder is Mr. Tao Li, the Chairman, President and Chief Executive Officer of the Company. According to the new lease agreement, the monthly rent is $1,690 (RMB 10,800).

In January 2008, Jintai signed a ten year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $814 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $463 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $72,625 and $8,403 as rent expenses for the six months ended December 31,

2011 and 2010, respectively. Rent expenses for the next five twelve month periods ended December 31 are as follows:

December 31, 2012	$25,463
December 31, 2013	15,321
December 31, 2014	15,321
December 31, 2015	15,321
December 31, 2016	15,321

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial markets and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

Unless the context indicates otherwise, as used in the following discussion, “Company,” “we,” “us,” and “our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iv) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC, (v) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a wholly-owned subsidiary of Jinong in the PRC; (vi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing and Gufeng.  Our primary business is fertilizer products, specifically humic acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Jintai and Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer production (Jinong and Gufeng), agricultural products production (Jintai and Yuxing).

Jintai and Yuxing also serve as research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng generated approximately 95.4% and 93.8% of our total revenues for the three months ended December 31, 2011 and 2010, respectively.

Fertilizer Products

As of December 31, 2011, we had a total of 465 different fertilizer products, of which 152 were developed and produced by Jinong and 313 by Gufeng.

For the three months ended December 31, 2011, we sold approximately 73,987 metric tons of fertilizer products, as compared to 64,192 metric tons for the three months ended December 31, 2010. For the six months ended December 31, 2011, we sold approximately 155,707 metric tons of fertilizer products, as compared to 150,655 metric tons for the same period in 2010. For the three months ended December 31, 2011, Jinong sold approximately 14,798 metric tons of fertilizer products, as compared to 11,594 metric tons for the same period of last year. For the six months ended December 31, 2011, Jinong sold approximately 31,644 metric tons of fertilizer products, as compared to 22,235 metric tons for the six months ended December 31, 2010. Gufeng sold approximately 59,189 metric tons of fertilizer products for the three months ended December 31, 2011 as compared to 52,598 metric tons of fertilizer products during the 2010 period. For the six months ended December 31, 2011, Gufeng sold approximately 124,063 metric tons of fertilizer products, as compared to 128,420 metric tons of for the six months ended December 31, 2010. The top five provinces and their respective percentage contribution to total revenues were Hebei (22.4%), Liaoning (6.5%), Beijing (5.2%), Heilongjiang (4.9%) and Shandong (4.5%).

A significant portion of our revenues was derived from sales in other countries. Gufeng exports blended fertilizer through contracted distributors to other countries including India. The export revenue accounted for 40.5% of Gufeng’s fertilizer revenues for the three months ended December 31, 2011. In addition, Jinong exports humic acid based compound fertilizer products through contracted distributors to other countries, including India. However, the revenue from Jinong’s export products accounted for less than 1% of our fertilizer revenues for the three months ended December 31, 2011.

As of December 31, 2011, we had a total of 876 distributors covering 22 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 699 distributors in China. Jinong’s sales are not dependent on any one distributor or any group of distributors. Its top five distributors accounted for approximately 2.2% of Jinong’s fertilizer revenues for the three months ended December 31, 2011. Gufeng had 177 distributors, including some large state-owned enterprises. Its top five distributors accounted for 83.3% of Gufeng’s revenue for the three months ended December 31, 2011, among which Sinoagri Group Holding Company Limited generated 40.4% of Gufeng’s revenue, or 22.8% of our total revenues for that period.

Agricultural Products

Through Jintai and Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies.  We also use certain of Jintai’s and Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The two PRC provinces, which accounted for all of our agricultural products’ revenue for the three months ended December 31, 2011, were Shaanxi (89.5%) and Ningxia (10.5%).

Recent Developments

During the three months ended December 31, 2011, Jinong launched the sale of five new humic acid based liquid and powder fertilizer products, including three tailored fertilizers, one broad-spectrum fertilizer and one powder fertilizer. These new products generated approximately $849,613, or 4.5%, of Jinong’s fertilizer revenues for the three months ended December 31, 2011. Jinong also added 22 new distributors during the three months ended December 31, 2011. Jinong’s new distributors accounted for approximately $554,674, or 2.9%, of Jinong’s fertilizer revenue for the three months ended December 31, 2011.

During the three months ended December 31, 2011, Gufeng added two new distributors, which accounted for approximately $6,096,671, or 23.5%, of Gufeng’s fertilizer revenues.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010.

The following table shows the operating results of the Company on a consolidated basis for the three months ended December 31, 2011 and 2010.

	For the Three Months Ended December 31,
	2011	2010	Change	%change
Sales
Jinong	$18,989,156	$14,251,229	$4,737,927	33.2%
Gufeng	25,958,438	18,875,897	7,082,541	37.5%
Jintai	2,115,689	2,184,612	(68,923)	(3.2%)
Yuxing	30,714	—	30,714	—
Net sales	47,093,997	35,311,738	11,782,259	33.4%
Cost of goods sold
Jinong	7,559,477	6,791,183	768,294	11.3%
Gufeng	20,692,393	14,998,764	5,693,629	38.0%
Jintai	2,258,064	1,188,965	1,069,099	89.9%
Yuxing	194,578	—	194,578	—
Cost of goods sold	30,704,512	22,978,912	7,725,600	33.6%
Gross profit	16,389,485	12,332,826	4,056,659	32.9%
Operating expenses
Selling expenses	2,414,748	1,589,006	825,742	52.0%
General and administrative expenses	3,778,982	2,871,064	907,918	31.6%
Total operating expenses	6,193,730	4,460,070	1,733,660	38.9%
Income from operations	10,195,755	7,872,756	2,322,999	29.5%
Other income (expense)
Other income (expense)	89,090	2,084	87,006	4175.0%
Interest income	90,116	87,925	2,191	2.5%
Interest expense	(399,868)	(117,852)	(282,016)	239.3%
Total other income (expense)	(220,662)	(27,843)	(192,819)	692.5%
Income before income taxes	9,975,093	7,844,913	2,130,180	27.2%
Provision for income taxes	2,231,215	1,615,421	615,794	38.1%
Net income	7,743,878	6,229,492	1,514,386	24.3%
Jinong	7,928,204	5,242,398	2,685,806	51.2%
Gufeng	2,372,435	1,923,078	449,357	23.4%
Jintai	(1,255,300)	968,787	(2,224,087)	(229.6%)
Yuxing	(19,735)	(84,801)	65,066	(76.7%)
Parent	(1,281,726)	(1,819,970)	538,244	(29.6%)
Basic weighted average shares outstanding	26,941,859	25,937,866	1,003,993	3.9%
Basic net earnings per share	$0.29	$0.24	0.05	19.7%
Diluted weighted average shares outstanding	26,941,859	26,393,072	548,787	2.1%
Diluted net earnings per share	$0.29	$0.24	0.05	21.8%

Net Sales

Our net sales for the quarter ended December 31, 2011 were $47,093,997, an increase of $11,782,259, or 33.4%, from $35,311,738 for the three months ended December 31, 2010. The increase was largely due to the strong sales of fertilizer products for both Jinong and Gufeng during this period.

For the three months ended December 31, 2011, Jinong’s net sales increased $4,737,927, or 33.2%, to $18,989,156 from $14,251,229 from the three months ended December 31, 2010. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing.

For the three months ended December 31, 2011, Gufeng’s net sales increased $7,082,541, or 37.5%, to $25,958,438 from $18,875,897 for the three months ended December 31, 2010 due to the increasing demand for the fertilizer product of Gufeng.

Jintai’s net sales, which include sales of agricultural products, decreased by $68,923, or 3.2%, to $ 2,115,689 for the three months ended December 31, 2011 from $2,184,612 for the same period in 2010 primarily attributable to the decreased production of agricultural products due to the change of surrounding environment.

Yuxing had net sales of $30,714 for the three months ended December 31, 2011. For the three months ended December 31, 2010, Yuxing segment had no revenues.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2011 were $30,704,512, an increase of $7,725,600, or 33.6% from $22,978,912 for the three months ended December 31, 2010. This increase was mainly due to the increase in sales and the increase in raw material and manufacturing costs.

Cost of goods sold by Jinong for the three months ended December 31, 2011 were $7,559,477, an increase of $768,294, or 11.3%, from $6,791,183 for the same period in 2010.  The increase was primarily attributable to the increase in the cost of raw materials and packaging materials as a result of our strong sales of fertilizer products. As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 16.1% and 19.2% for the three months ended December 31, 2011 and 2010, respectively. Cost of goods sold by Jinong accounted for approximately 39.8% and 47.6% of the net sales of Jinong for the three months ended December 31, 2011 and 2010, the decrease of the cost of goods sold as a percentage to net sales of Jinong was mainly attributable to the increase of the sale of higher margin fertilizer accounted in the product mix amid the increase in the net sales volume, the increase of profit margin of certain liquid fertilizers, as well as the decrease in the average manufacturing and labor costs per metric ton for Jinong’s products.

Cost of goods sold by Gufeng for the three months ended December 31, 2011 were $20,692,393, an increase of $5,693,629, or 38.0%, from $14,998,764 for the same period in 2010. The increase of cost of goods sold was primarily attributable to the increase of raw material price and net sales. As a percentage of total net sales, cost of goods sold by Gufeng accounted for approximately 43.9% and 42.5% for the three months ended December 31, 2011 and 2010. Cost of goods sold by Gufeng accounted for approximately 79.7% and 79.5% of the net sales of Gufeng for the three months ended December 31, 2011 and 2010.

Cost of goods sold by Jintai for the three months ended December 31, 2011 were $2,258,064, an increase of $1,069,099, or 89.9%, from $1,188,965 for the same period in 2010.  As a percentage of total net sales, cost of goods sold by Jintai accounted for approximately 4.8% and 3.4% for the three months ended December 31, 2011 and 2010, respectively. Cost of goods sold by Jintai accounted for 106.7% and 54.4% of the net sales of Jintai for the three months ended December 31, 2011 and 2010.

Cost of goods sold by Yuxing was $194,578 for the three months ended December 31, 2011 as compared to $0 for the same period last year.

Gross Profit

Gross profit for the three months ended December 31, 2011 increased by $4,056,659, or 32.9%, to $16,389,485 as compared to $12,332,826 for the three months ended December 31, 2010.  Gross profit margin was approximately 34.8% and 34.9% for the three months ended December 31, 2011 and 2010, respectively.

Gross profit generated by Jinong increased by $3,969,633, or 53.2%, to $11,429,679 for the three months ended December 31, 2011 from $7,460,046 for the three months ended December 31, 2010. Gross profit margin from Jinong’s sales was approximately 60.2% and 52.3% for the three months ended December 31, 2011 and 2010, respectively. The increase was attributable to the increase in the sales of higher margin fertilizer accounted in the product mix amid the increase in the net sales volume, the increase of profit margin of certain liquid fertilizers, as well as the decrease in the average manufacturing and labor costs per metric ton.

Gross profit generated by Gufeng increased by $1,388,912 or 35.8%, to $5,266,045 for the three months ended December 31, 2011 from $3,877,133 for the three months ended December 31, 2010. Gross profit margin from Gufeng’s sales was approximately 20.3% and 20.5% for the three months ended December 31, 2011 and 2010, respectively. The increase was primarily attributable to the higher margin humic acid based fertilizer product being added into Gufeng’s product mix.

Jintai had a loss of $142,375 for the three months ended December 31, 2011, as compared to a gross profit of $995,647 for the three months ended December 31, 2010. The loss is primarily due to the change of surrounding environment, the increase in the price of agricultural raw materials, labor cost and utility fees.

Yuxing had a loss of $ 163,864 for the three months ended December 31, 2011 due to it was in its trial production stage. The loss is estimated to turn around into breakeven after the whole construction project is completed in late 2012 or 2013.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $2,414,748, or 5.1%, of net sales for the three months ended December 31, 2011 as compared to $1,589,006, or 4.5%, of net sales for the three months ended December 31, 2010, an increase of $825,742, or 52.0%. The selling expenses of Gufeng were $689,934 for the three months ended December 31, 2011 as compared to $590,891 for the corresponding period in 2010.  The increase in Gufeng’s selling expenses was mainly due to its increase in the shipping costs. The selling expenses of Jinong were $1,711,467 for the three months ended December 31, 2011 as compared to $991,890 for corresponding period in 2010 primarily a result of the increase in Jinong’s selling expenses due to its expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consist primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses. General and administrative expenses were $3,778,982, or 8.0%, of net sales, for the three months ended December 31, 2011, as compared to $2,871,064, or 8.1%, of net sales, for the three months ended December 31, 2010, an increase of $907,981. The increase of general and administrative expenses was mainly attributed to the increased Gufeng’s intangible assets, which resulted in the increase in the amortization expense for the three months ended December 31, 2011. The general and administrative expenses of Gufeng were $902,318 for the three months ended December 31, 2011 as compared to $484,195 for the three months ended December 31, 2010.

Total Other Expenses

Total other expenses consist of interest expenses and bank charges. Total other expenses for the three months ended December 31, 2011 was $220, 662 as compared to total other expenses of $27,843 for the three months ended December 31, 2010, an increase of $192,819, or 692.5%.  The increase was mainly attributable to the increased interest expense of $ 399,868 from Gufeng’s short term loan.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a “High-Tech” project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008.  Jinong incurred income tax expenses of $1,399,127 for the three months ended December 31, 2011, as compared to $925,129 for the same period in 2010, an increase of $473,998, which was primarily attributable to our increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $832,087 for the three months ended December 31, 2011, as compared to $690,292 for the three months ended December 31, 2010, an increase of $141,795 , or 20.5%. The increase was primarily attributable to our increased operating income.

Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Yuxing has no income tax for the three months ended December 31, 2011 as a result of negative income for this quarter. Furthermore, even if Yuxing has had any income, it would be exempted from paying income tax because its products fall into the tax exemption list set out in the EIT, the same treatment as Jintai receives.

Net Income

Net income for the three months ended December 31, 2011 was $7,743,878, an increase of $1,514,386, or 24.3%, compared to $6,229,492 for the three months ended December 31, 2010. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 16.4% and 17.6% for the three months ended December 31, 2011 and 2010, respectively.

SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2010.

The following table shows the operating results of the Company on a consolidated basis for the six months ended December 31, 2011 and 2010.

	For the Six Months Ended December 31,
	2011	2010	Change	% Change
Sales
Jinong	$41,231,407	$30,822,522	$10,408,885	33.8%
Gufeng	55,571,529	40,676,931	14,894,598	36.6%
Jintai	3,314,576	3,295,206	19,370	0.6%
Yuxing	79,079	—	79,079	—
Net sales	100,196,591	74,794,659	25,401,932	34.0%
Cost of goods sold
Jinong	15,669,607	13,644,970	2,024,637	14.8%
Gufeng	45,962,063	33,899,277	12,062,786	35.6%
Jintai	3,006,894	1,778,259	1,228,635	69.1%
Yuxing	259,810	—	259,810	—
Cost of goods sold	64,898,374	49,322,506	15,575,868	31.6%
Gross profit	35,298,217	25,472,153	9,826,064	38.6%
Operating expenses
Selling expenses	4,905,222	3,004,991	1,900,231	63.2%
General and administrative expenses	6,917,677	4,969,251	1,948,426	39.2%
Total operating expenses	11,822,899	7,974,242	3,848,657	48.3%
Income from operations	23,475,318	17,497,911	5,977,407	34.2%
Other income (expense)			—
Other income (expense)	63,666	(9,859)	73,525	(745.8%)
Interest income	187,603	152,916	34,687	22.7%
Interest expense	(556,347)	(294,527)	(261,820)	88.9%
Total other income (expense)	(305,078)	(151,470)	(153,608)	101.4%
Income before income taxes	23,170,240	17,346,441	5,823,799	33.6%
Provision for income taxes	4,694,726	3,329,164	1,365,562	41.0%
Net income	18,475,514	14,017,277	4,458,237	31.8%
Jinong	18,357,698	12,537,716	5,819,982	46.4%
Gufeng	4,190,331	3,230,784	959,547	29.7%
Jintai	(1,244,799)	1,406,260	(2,651,059)	(188.5%)
Yuxing	(60,066)	(138,532)	78,466	(56.6%)
Parent	(2,767,650)	(3,018,951)	251,301	(8.3%)
Basic weighted average shares outstanding	26,899,599	25,930,424	969,175	3.7%
Basic net earnings per share	$0.69	$0.54	0.15	27.1%
Diluted weighted average shares outstanding	26,899,599	26,383,123	516,476	2.0%
Diluted net earnings per share	$0.69	$0.53	0.16	29.3%

Net Sales

Total net sales for the six months ended December 31, 2011 were $100,196,591, an increase of $25,401,932, or 34.0%, from $74,794,659 for the six months ended December 31, 2010. The increase was largely due to the strong sales of fertilizer products for each subsidiary during this period.

For the six months ended December 31, 2011, Jinong’s net sales increased $10,408,885, or 33.8%, to $41,231,407 from $30,822,522 from the six months ended December 31, 2010. This increase was mainly attributable to the sales of more humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing.

For the six months ended December 31, 2011, Gufeng’s net sales increased $14,894,598 or 36.6%, to $ 55,571,529 from $40,676,931 from the six months ended December 31, 2010. This increase was mainly attributable to greater sales of higher margin fertilizer products.

Jintai’s net sales increased by $19,370, or 0.6%, to $3,314,576 for the six months ended December 31, 2011 from $3,295,206 for the same period in 2010.

Yuxing had net sales of $79,079 for the six months ended December 31, 2011. For the six months ended December 31, 2011, Yuxing segment had no revenues.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2011 were $64,898,374, an increase of $15,575,868, or 31.6%, from $49,322,506 for the six months ended December 31, 2010. This increase was mainly due to the increase in sales and the increase in raw material and manufacturing costs of the subsidiaries.

Cost of goods sold by Jinong for the six months ended December 31, 2011 were $15,669,607, an increase of $2,024,637, or 14.8%, from $13,644,970 for the same period in 2010. The increase in cost of goods sold by Jinong was directional with the increase in the net sales of Jinong for the six months ended December 31 from 2010 to 2011. While the dollar amount of cost of goods sold by Jinong increased during the period, from the percentage’s prospective, the percentage of cost of goods sold in sales decreased for the six months period ended December 31 from 2010 to 2011. As a percentage of total net sales, cost of goods sold by Jinong accounted for approximately 15.6% and 18.2% for the six months ended December 31, 2011 and 2010, respectively. Cost of goods sold by Jinong accounted for approximately 38% and 44.3% of the net sales of Jinong for the six months ended December 31, 2011 and 2010. The decrease in cost of goods sold as a percentage of Jinong’s net sales for the six months period was mainly attributable to the increase of the sale of higher margin fertilizer accounted in Jinong’s product mix amid the increase in Jinong’s sales revenue, the increase of profit margin of certain liquid fertilizers, as well as the decrease in the average manufacturing and labor costs per metric ton for Jinong’s products.

Cost of goods sold by Gufeng for the six months ended December 31, 2011 were $45,962,063, an increase of $12,062,786, or 35.6%, from $33,899,277 for the same period in 2010. The increase of cost of goods sold was primarily attributable to the increased raw material cost and net sales. As a percentage of the total net sales, cost of goods sold by Gufeng accounted for approximately 45.9% and 45.3% for the six months ended December 31, 2011 and 2010. Cost of goods sold by Gufeng accounted for approximately 82.7% and 83.3% of the net sales of Gufeng for the six months ended December 31, 2011 and 2010.

Cost of goods sold by Jintai for the six months ended December 31, 2011 were $3,006,894, an increase of $1,228,635 , or 69.1%, from $1,778,259 for the same period in 2010. The increase is primarily attributable to the increased raw material cost. As a percentage of total net sales, cost of goods sold by Jintai accounted for approximately 3.0% and 2.4% for the six months ended December 31, 2011 and 2010, respectively. Cost of goods sold by Jintai accounted for 90.7% and 54.0% of the net sales of Jintai for the six months ended December 31, 2011 and 2010.

Cost of goods sold by Yuxing was $259,810 for the six months ended December 31, 2011 while there was none for the same period in 2010 since there was no operation during that period.

Gross Profit

Total gross profit for the six months ended December 31, 2011 increased by $9,826,064, or 38.6%, to $35,298,217, as compared to $25,472,153 for the six months ended December 31, 2010. Gross profit margin was approximately 35.2% and 34.1% for the six months ended December 31, 2011 and 2010, respectively.

Gross profit generated by Jinong increased by $8,384,248, or 48.8%, to $25,561,800 for the six months ended December 31, 2011 from $17,177,552 for the six months ended December 31, 2010. Gross profit margin from Jinong’s sales was approximately 62.0% and 55.7%for the six months ended December 31, 2011 and 2010, respectively. The increase was attributed to the increase in the net sales and the higher weight of higher margin fertilizer products in product sales mix, the increase in the selling price of certain liquid fertilizers, and the decrease in the average manufacturing and labor costs per metric ton.

Gross profit generated by Gufeng increased by $2,831,812, or 41.8%, to $9,609,466 for the six months ended December 31, 2011 from $6,777,654 for the six months ended December 31, 2010. Gross profit margin from Gufeng’s sales was approximately 17.3% and 16.7% for the six months ended December 31, 2011 and 2010, respectively. The main reason for the increase in Gufeng’s gross profit margin was the newly introduced humic acid based fertilizer product being added into Gufeng’s product mix for the six months ended December 31, 2011 compared with a year ago.

Gross profit from Jintai decreased by $1,209,265, or 79.7%, to $307,682 for the six months ended December 31, 2011, as compared to $1,516,947 for the six months ended December 31, 2010.  Gross profit margin from Jintai sales was approximately 9.3% and 46.0% for the six months ended December 31, 2011 and 2010, respectively. The decrease is attributable to the increased raw material cost.

Yuxing had a loss of $180,731 for the six months ended December 31, 2011 due to it was in its trial production stage. The loss is estimated to turn around into breakeven after the whole construction project is completed in late 2012 or 2013.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $4,905,222, or 4.9%, of net sales for the six months ended December 31, 2011 as compared to $3,004,991, or 4.0%, of net sales for the six months ended December 31, 2010, an increase of $1,900,231, or 63.2%. The selling expenses of Gufeng were $1,533,273, or 2.8%, of Gufeng’s net sales for the six months ended December 31, 2011, an increase of $425,797, or 38.4% from $1,107,476, or 2.7%, of Gufeng’s net sales for the six months ended December 31, 2010.  The selling expenses of Jinong were $3,346,393, or 8.1%, of Jinong’s net sales, an increase of $1,461,573, or 77.5%, from the selling expenses of $1,884,820, or 6.1%, of net sales for the six months ended December 31, 2010. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consist primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued due to pending litigations. General and administrative expenses were $6,917,677, or 6.9%, of net sales, for the six months ended December 31, 2011, as compared to $4,969,251, or 6.6%, of net sales, for the six months ended December 31, 2010, an increase of $1,948,426. The general and administrative expenses of Jintai were $1,543,339, or 46.5%, of net sales for the six months ended December 31, 2011, as compared to $98,001 for the six months ended December 31, 2010. The reason of the increase was primarily attributable to the increased maintenance cost due to the degradation of the surrounding environment of Jintai.

Total Other Expenses

Total other expenses consists of interest expenses and bank charges. Total other expenses for the six months ended December 31, 2011 was $305,078, as compared to total other expenses of $151,470 for the six months ended December 31, 2010, an increase in expense of $153,608, or 101.4%. The increase was mainly attributable to the $556,347 interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong, subject to a preferred tax rate of 15%, incurred income tax expenses of $3,239,986 for the six months ended December 31, 2011, as compared to $2,212,538 for the same period in 2010, an increase of $1,027,448, or 46.4%, which was primarily attributable to our increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,454,740 for the six months ended December 31, 2011, as compared to $1,116,626 for the same period in 2010, an increase of $338,114, or 30.3%. The increase was primarily attributable to our operating income.

Jintai currently is exempted from paying income tax under PRC regulations.

Yuxing has no income tax for the six months ended December 31, 2011 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT, the same treatment as Jintai receives.

Net Income

Net income for the six months ended December 31, 2011 was $18,475,514, an increase of $4,458,237, or 31.8%, compared to $14,017,277 for the six months ended December 31, 2010. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 18.4% and 18.7% for the six months ended December 31, 2011 and 2010, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2011, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products and research and development on new fertilizer products by Jintai and Yuxing. For financial reporting purposes, our operations were organized into four business segments: fertilizer production (Jinong and Gufeng), agricultural products production (Jintai and Yuxing). Each of the segments has its own annual budget with regard to development, production and sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (the “Public Offerings”).

As of December 31, 2011, cash and cash equivalents were $68,193,490, an increase of $2,587,077 from $ 65,606,413 as of June 30, 2011.

We intend to use some remaining net proceeds from the Public Offerings (approximately $15.0 million) to acquire new businesses, upgrade production lines and complete the greenhouse facilities for agriculture products of Yuxing located on 88-acres of land in Hu County, 18 kilometers southeast of Xi’an city. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. Notwithstanding the foregoing, we may seek additional financing for expansion purposes, which may include additional equity financing and/or debt financing.  There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended December 31,
	2011	2010
Net cash provided by (used in) operating activities	$(2,746,995)	$1,203,081
Net cash used in investing activities	(5,381,693)	(10,558,648)
Net cash provided by financing activities	9,616,925	2,238,000
Effect of exchange rate change on cash and cash equivalents	1,098,840	1,468,717
Net increase (decrease) in cash and cash equivalents	2,587,077	(5,648,850)
Cash and cash equivalents, beginning balance	65,606,413	62,335,437
Cash and cash equivalents, ending balance	$68,193,490	$56,686,587

Operating Activities

Net cash used in operating activities was $2,746,995 for the six months ended December 31, 2011, a decrease of $3,950,076 from the $1,203,081 net cash provided by operating activities for the six months ended December 31, 2010. The decrease was mainly due to the increased credit sales of Gufeng during this fiscal quarter.

Investing Activities.

Net cash used in investing activities in the six months ended December 31, 2011 was $5,381,693, which was mainly used for Yuxing’s ongoing construction and also for Gufeng’s old production lines improvement. The net cash used in investing activities for the same period in 2010 was $10,558,648, most of which was used to the acquisition of Gufeng in 2010.

Financing Activities

Net cash provided by financing activities in the six months ended December 31, 2011 totaled $9,616,925, mainly due to the short-term loans borrowed by Gufeng with its local banks. The net cash provided by financing activities for the same period in 2010 was $2,238,000.

Accounts Receivable

We had accounts receivable of $46,789,336 as of December 31, 2011, as compared to $17,517,625 as of June 30, 2011, an increase of $29,271,711, or 167.1%. The increase was primarily due to the increased credit sales of Gufeng’s fertilizer products in this fiscal quarter and Jinong’s strong sales of humic acid fertilizer products during the period ended December 31, 2011.

Our allowance for doubtful accounts was $395,950 of December 31, 2011, as compared to $337,801 as of June 30, 2011, an increase of $58,149, or 17.2%. The increase of allowance for doubtful accounts was mainly due to the increased credit sales.

Inventories

We had an inventory of $44,682,504 as of December 31, 2011, as compared to $23,732,404 as of June 30, 2011, an increase of $20,950,100, or 88.3%. The main reason for this increase was that we increased our packing material reserves and our finished fertilizer products for sale to meet the anticipated large order in spring.

Accounts Payable

We had accounts payable of $8,537,988 as of December 31, 2011 as compared to $5,981,703 as of June 30, 2011, representing an increase of $2,556,285, or 42.7%. The increase was mainly attributable to late payment on packing material due to late receipt of invoices.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated condensed financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

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

Segment reporting

The Company used "management approach" model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As of December 31, 2011, the Company, through its subsidiaries is engaged in the following businesses: fertilizer production (Jinong and Gufeng), agricultural products production (Jintai and Yuxing).

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2011, our accumulated other comprehensive income was $14.2 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of December 31, 2011 and June 30, 2011 was $13.8 million and $4.1 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2011. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

Item 4.     Controls and Procedures.

(a)             Evaluation of disclosure controls and procedures.

At the conclusion of the period ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)             Changes in internal controls.

During the period covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, we continue to work with our third party accounting consultants and Ernst & Young to implement new measures to address the internal control deficiencies and continue to evaluate and have implemented additional measures, including the following:

•	We have made improvements in the following areas: reporting protocol; archiving of documents; financial consolidation process and procedures; and training of personnel in connection with quarterly financial rollup, reporting and disclosure.
•	We will continue to strengthening our financial team by employing more qualified accountants to enhance the quality of our financial reporting preparation.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel. On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011. The amended complaint alleges that we and certain of our current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in our financial statements, securities offering documents, and related disclosures during the class period.  The plaintiffs claim that such allegedly misleading statements inflated the price of our common stock and seek monetary damages in an amount to be determined at trial.. Defendants moved to dismiss the amended complaint on September 19, 2011 and defendants’ motions are currently pending. No hearing has been set for defendants’ motions.

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

On January 5, 2011, another derivative complaint was filed by two shareholders, purportedly on our behalf, against, among others, certain of our current and former officers and directors, in the United States District Court, District of Columbia.  By stipulation of the parties, this case has been transferred to the District Court for the District of Nevada.  This complaint alleges, among other things, that such officers and directors breached their fiduciary duties by knowingly filing inaccurate and inconsistent financial statements and other filings with the Commission and by failing to correct such allegedly inaccurate financial disclosure. The plaintiffs request, among other remedies, damages in the amount sustained by the defendants’ alleged breach of fiduciary duties and other violations of law, and other equitable relief.

On December 28, 2010 and January 7, 2011, two additional derivative complaints were filed by different shareholders, purportedly on our behalf, against certain of our current and former officers and directors, in the Eighth Judicial District Court, Clark County, Nevada.  Each of the complaints alleges, among other things, that defendants breached their fiduciary duties by disseminating false and misleading information to shareholders via public filings and other communications, failing to maintain internal controls and procedures and failing to properly oversee and manage the company.  Each of the complaints also alleges unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets by the defendants.  The plaintiffs request, among other remedies, damages caused by the breach of defendants’ fiduciary duties, restitution from such officers and directors and reform to our corporate governance and internal procedures. By stipulation, these two derivative actions have been transferred to the First Judicial District Court of the State of Nevada in and for Carson City and consolidated with the derivative action already pending in that court. By stipulation of the parties, all of the derivative actions are currently stayed.

The individual defendants and the Company, as a nominal defendant, have reached an agreement with the plaintiffs to settle all the derivative actions. Pursuant to the terms of the settlement and subject to final court approval, certain corporate governance changes will be adopted and attorneys’ fees for the plaintiffs’ counsel will be paid by the insurers. The court preliminarily approved the settlement on February 1, 2012. The hearing for the final approval of the settlement has been set on March 30, 2012.

In addition, the Commission is conducting an investigation of our prior reported financial statements, as well as the allegations in the complaints described above. We are cooperating with the Commission.

Item 1A. Risk Factors.

A class action lawsuit and shareholder derivative lawsuits have been filed against us alleging violations of the federal securities laws and breach of fiduciary duties by certain of our current and former officers and directors, respectively, and the Commission is conducting an investigation. Any unfavorable outcomes of such proceedings could have a material adverse effect on our business.

A class action lawsuit was filed in the United States District Court for the District of Nevada on behalf of purchasers of our common stock between May 12, 2009 and January 4, 2011, alleging that we and certain of our current and former officers and directors violated the federal securities laws. Several shareholder derivative suits have also been filed against certain of our current and former officers and directors alleging, among other things, breach of fiduciary duties by such officers and directors. In addition, the Commission is conducting an investigation of our prior reported financial statements, as well as the allegations in the complaints described above. See “Item 1. – Legal Proceedings” of this Part II. It is possible that additional similar complaints and related derivative actions may be filed in the future. Although the settlement of the derivative suits has been preliminarily approved by the court with no expenses to be paid to the plaintiffs or plaintiffs’ counsel by the Company, the expense of defending these litigations, and possible additional similar litigations or other proceedings we have to pay, to the extent not being covered by the Company’s D&O insurance policy, may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any of such proceedings could have a material adverse effect on our business, results of operations and cash flows.

Due to nearby environmental degradation and government land use planning change, we may be forced to relocate Jintai’s operations, which could cause a significant disruption to our business.

As a result of the recent rapid development of residential areas, high-rise buildings and manufacturing factories in the surrounding areas of one of our operating subsidiaries that is in the business of producing agricultural plants, Jintai’s planting base, the level of air pollution and wastewater discharge has increased substantially causing the nearby environment unfavorable for the agricultural products to grow. Some of Jintai’s agricultural plants have seen premature falling leaves and blackening roots. In addition, the land use for Jintai’s planting base has been changed to commercial use from agricultural use recently.

To mitigate the environmental impact on Jintai’s revenue and comply with relevant land use rules, we expect to start relocating Jintai’s operations which have been affected to another site in March this year. Jintai’s business may be interrupted and additional relocation costs may be incurred. However, we are unable to estimate the incurred cost related to relocation and we can not assure you that the relocation will be completed in a timely manner. Consequently, there may be material adverse impact on Jintai’s revenue.

We currently have significant amount of revenues generated from Gufeng’s export contracts which is subject to uncertainty arising from the PRC fertilizer export policy. To the extent we are unable to export our fertilizers due to tariff or quota restriction, our business and financial condition may be materially adversely affected.

For the three months ended December 31, 2011, Gufeng contributed approximately 55.1% of our total net sales, among which, Gufeng’s export revenues accounted for 40.5% of its total revenues for that period. For the six months ended December 31, 2011, Gufeng contributed approximately 55.5% of our total net sales, among which, Gufeng’s export revenues accounted for 56.0% of its total revenues for that period. In 2011, no special tariff tax was imposed on the NP (Nitrogen, Phosphorous)-only Two-element Compound Fertilizer and nitrogen-phosphorate compound fertilizer which were Gufeng’s main export products. Therefore Gufeng was subject to only 7% regular tariff tax throughout the year.

On December 16, 2011, the Chinese government announced the related tariff tax policy for 2012. Pursuant to the new policy, in 2012, the NP (Nitrogen, Phosphorous)-only Two-element Compound Fertilizer, in addition to the regular tariff tax rate of 7% throughout the year, will be subject to additional special tariff tax of 75% for any time other than the export window of a fourth-month period from June to September (the “Export Window”). Concurrently, the government also announced that the PK (Phosphorous, Potassium)-only Two-element Compound Fertilizer, will be waived from any additional special tariff tax throughout the year. Therefore, similar to the NP-only Two-element Compound Fertilizer in 2011, the PK-only Two-element Compound Fertilizer in 2012 will be subject to only 7% regular tariff tax rate. We expect that in the compound fertilizer industry, the export of PK-only Two-element Compound Fertilizer can increase in 2012 from its previous export volume due to favorable tax treatment assuming no other factors would materially influence its supply and demand in the market.

However, the relevant PRC fertilizer export policy is expected to be updated on an annual basis and it is anticipated that the Ministry of Finance under the supervision of the State Council of the Central Government of the PRC, or the PRC authority, will continue to monitor and regulate the fertilizer export market in connection with its overseeing the PRC domestic fertilizer market. While we always keep a balanced mix of our domestic clients and oversea clients, since our export ability largely depends on the export tariff the PRC authority imposes on different types of fertilizers, in the event any of our products to be exported are subject to unreasonably high export tariff or quota restriction, we will have to rely on our domestic clients to fill in the orders that could be under the export contract under which circumstance we cannot assure you that we will find the same demand or market domestically and our failure to do so may cause material adverse impact on our business and financial condition.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: February 9, 2012	By:	/s/ Tao Li
Name: Tao Li Title: President and Chief Executive Officer (principal executive officer)

Date: February 9, 2012	By:	/s/ Ken Ren
Name: Ken Ren Title: Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No. Description

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

