Form 10-Q
period 2012-03-31
China Green Agriculture, Inc.
filed 2012-05-10
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,010,721 shares of common stock, $.001 par value, as of May 1, 2012.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Condensed Balance Sheets
	As of March 31, 2012 and June 30, 2011 (Unaudited)	3

	Consolidated Condensed Statements of Income and Comprehensive Income
	For the Three and Nine Months Ended March 31, 2012 and 2011 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows
	For the Nine Months Ended March 31, 2012 and 2011 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements
	As of March 31, 2012 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30

Item 4.	Controls and Procedures.	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	33

Item 6.	Exhibits.	34

Signatures		35

Exhibits/Certifications		36

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	June 30, 2011

ASSETS
Current Assets
Cash and cash equivalents	$67,776,476	$65,606,413
Accounts receivable, net	60,397,781	17,517,625
Inventories	36,177,828	23,732,404
Other current assets	482,427	537,126
Advances to suppliers	6,798,119	11,487,896
Total Current Assets	171,632,631	118,881,464

Plant, Property and Equipment, Net	69,953,274	66,211,441

Construction In Progress	7,863,645	4,662,039

Other Assets - Non Current	196,765	150,169

Intangible Assets, Net	27,993,165	28,508,629

Goodwill	5,072,604	4,957,245

Total Assets	$282,712,084	$223,370,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,367,821	$5,981,703
Unearned revenue	11,793,325	11,059,313
Accrued expenses and other payables	7,142,009	3,282,353
Amount due to related parties	70,698	69,962
Taxes payable	14,509,522	7,004,865
Short term loans	13,922,485	4,099,550
Total Current Liabilities	53,805,860	31,497,746

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 27,010,721 and 26,845,860 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	27,011	26,846
Additional paid-in capital	100,091,256	98,627,482
Statutory reserve	13,708,318	10,027,721
Retained earnings	99,456,714	72,287,436
Accumulated other comprehensive income	15,622,925	10,903,756
Total Stockholders' Equity	228,906,224	191,873,241

Total Liabilities and Stockholders' Equity	$282,712,084	$223,370,987

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Sales
Jinong	$22,311,668	$16,208,041	$63,543,075	$47,030,563
Gufeng	34,095,432	26,127,821	89,666,961	66,804,752
Jintai	2,466,393	2,317,422	5,780,969	5,612,628
Yuxing	1,142,851	-	1,221,930	-
Net sales	60,016,344	44,653,284	160,212,935	119,447,943
Cost of goods sold
Jinong	8,621,378	6,060,998	24,290,985	19,705,968
Gufeng	25,669,014	20,300,721	71,631,077	54,199,998
Jintai	2,270,002	1,252,056	5,276,896	3,030,315
Yuxing	980,611	-	1,240,421	-
Cost of goods sold	37,541,005	27,613,775	102,439,379	76,936,281
Gross profit	22,475,339	17,039,509	57,773,556	42,511,662
Operating expenses
Selling expenses	3,633,223	1,662,851	8,538,445	4,667,842
General and administrative expenses	2,980,108	3,251,804	9,897,785	8,221,055
Total operating expenses	6,613,331	4,914,655	18,436,230	12,888,897
Income from operations	15,862,008	12,124,854	39,337,326	29,622,765
Other income (expense)
Other income (expense)	(56,082)	(45,788)	7,584	(55,647)
Interest income	89,314	59,430	276,917	212,346
Interest expense	(554,325)	(154,292)	(1,110,672)	(448,819)
Total other income (expense)	(521,093)	(140,650)	(826,171)	(292,120)
Income before income taxes	15,340,915	11,984,204	38,511,155	29,330,645
Provision for income taxes	2,966,554	2,511,459	7,661,280	5,840,623
Net income	12,374,361	9,472,745	30,849,875	23,490,022
Other comprehensive income
Foreign currency translation gain	1,375,927	1,144,289	4,719,169	4,896,596
Comprehensive income	$13,750,288	$10,617,034	$35,569,044	$28,386,618

Basic weighted average shares outstanding	26,960,277	25,936,713	26,919,678	25,932,497
Basic net earnings per share	$0.46	$0.37	$1.15	$0.91

Diluted weighted average shares outstanding	26,960,277	26,729,495	26,919,678	26,345,583
Diluted net earnings per share	0.46	0.35	1.15	0.89

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$30,849,875	$23,490,022
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Issuance of equity for compensation	1,163,938	2,573,785
Cancelation of previously issued shares for services	-	(31,056)
Depreciation	3,524,788	2,813,573
Amortization	1,170,692	786,007
Changes in operating assets, net of effects from acquisitions
Accounts receivable	(42,177,371)	(8,760,007)
Other current assets	63,691	(183,839)
Inventories	(11,810,508)	1,521,043
Advances to suppliers	4,922,664	(15,724,052)
Other assets	(42,802)	(1,185,965)
Chane in operating liabilities, net of effects from acquisitions
Accounts payable	248,222	3,198,918
Unearned revenue	473,341	5,096,171
Tax payables	7,290,632	5,559,685
Accrued expenses and other payables	3,799,716	5,344,211
Net cash (used in) provided by operating activities	(523,122)	24,498,496

Cash flows from investing activities
Purchase of plant, property, and equipment	(5,710,530)	(4,168,604)
Purchase of intangible assets	-	(55,814)
Acquisition, net of cash acquired	-	(6,720,539)
Increase in construction in progress	(3,071,623)	(11,503,067)
Advances to suppliers - non current	-	(1,701,804)
Net cash used in investing activities	(8,782,153)	(24,149,828)

Cash flows from financing activities
Proceeds from loans	9,659,940	2,253,000
Common stock issued	300,001	-
Net cash provided by financing activities	9,959,941	2,253,000

Effect of exchange rate change on cash and cash equivalents	1,515,397	2,002,405
Net increase in cash and cash equivalents	2,170,063	4,604,073

Cash and cash equivalents, beginning balance	65,606,413	62,335,437
Cash and cash equivalents, ending balance	$67,776,476	$66,939,510

Supplement disclosure of cash flow information
Interest expense paid	$1,110,672	$417,236
Income taxes paid	$337,228	$312,497

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

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 did not significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to adopt ASU 2011-11 for reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 is not expected to significantly impact the Company’s consolidated financial statements.

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

The components of basic and diluted earnings per share consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net Income for Basic Earnings Per Share	$12,374,361	$9,472,745	$30,849,875	$23,490,022
Basic Weighted Average Number of Shares	26,960,277	25,936,713	26,919,678	25,932,497
Net Income per Share – Basic	0.46	0.37	1.15	0.91

Shares contingently issuable related to Gufeng acquisition	—	455,206	—	452,699
Diluted Weighted Average Number of Shares	26,960,277	26,729,495	26,919,678	26,345,583
Net Income per Share – Diluted	$0.46	$0.35	$1.15	$0.89

NOTE 4 – INVENTORIES

Inventories consisted of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011

Raw materials	$5,149,394	$5,990,640

Supplies and packing materials	695,686	530,644

Work in progress	9,333,971	105,702

Finished goods	20,998,777	17,105,418

Total	$36,177,828	$23,732,404

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of March 31, 2012 and June, 30 2011:

	March 31,	June 30,
	2012	2011

Advancement	$482,427	$530,459

Prepaid insurance	-	6,667

Total	$482,427	$537,126

Advancement represents advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand. Prepaid insurance is related to the underwriting of the Company’s directors and officers insurance policy.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31, 2012 and June, 30, 2011:

	March 31,	June 30,
	2012	2011

Building and improvements	$34,479,543	$44,032,549

Auto	1,553,397	1,491,849

Machinery and equipment	48,085,620	32,862,361

Agriculture assets	3,487,551	1,607,333

Total property, plant and equipment	87,606,111	79,994,092

Less: accumulated depreciation	(17,652,837)	(13,782,651)

Total	$69,953,274	$66,211,441

Depreciation expenses for the three months ended March 31, 2012 and 2011 were $1,176,912 and $1,097,773, respectively. Depreciation expenses for the nine months ended March 31, 2012 and 2011 were $3,524,788 and $2,813,573, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 – CONSTRUCTION IN PROGRESS

As of March 31, 2012 and June 30, 2011, construction in progress representing construction for Yuxing greenhouses and supporting facilities, and improvement for Gufeng’s product lines amounted to $7,863,645 and $4,662,039, respectively. The construction in progress included advancement paid to suppliers in Yuxing totaled at $7,825,359 for ongoing intelligent greenhouse development

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011

Land use rights, net	$12,017,812	$11,814,149

Technology patent, net	1,031,588	1,188,969

Customer relationships, net	8,488,838	9,045,858

Non-compete agreement	135,821	163,363

Trademarks	6,319,106	6,296,290

Total	$27,993,165	$28,508,629

LAND USE RIGHTS

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB 73,184,895 (or $11,585,169). The intangible asset is being amortized over the grant period of 50 years.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB 1,045,950 (or $165,574). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB 7,285,099 (or $1,153,230). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011

Land use rights	$12,903,974	$12,452,801

Less: accumulated amortization	(886,162)	(638,652)

Total land use rights, net	$12,017,812	$11,814,149

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $930,023). The intangible asset is being amortized over the patent period of 10 years. On November 24, 2010, Jinong renewed this technology patent for another 10-year term.

The technology know-how consisted of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011
Technology know-how	$2,386,383	$2,332,113

Less: accumulated amortization	(1,354,795)	(1,143,144)

Total technology know-how, net	$1,031,588	$1,188,969

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $10,289,500) and is amortized over the remaining useful life of ten years.

	March 31,	June 30,
	2012	2011
Customer relationships	$10,289,500	$10,096,418

Less: accumulated amortization	(1,800,662)	(1,050,560)

Total customer relationships, net	$8,488,838	$9,045,858

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $208,956) and is amortized over the remaining useful life of five years using the straight line method.

	March 31,	June 30,
	2012	2011
Non-compete agreement	$208,956	$204,204

Less: accumulated amortization	(73,135)	(40,841)

Total non-compete agreement, net	$135,821	$163,363

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be $6,319,106 and is subject to an annual impairment test.

Total amortization expenses of intangible assets for the three months ended March 31, 2012 and 2011 amounted to $507,250 and $305,054, respectively. Total amortization expenses of intangible assets for the nine months ended March 31, 2012 and 2011 amounted to $1,170,692 and $786,007, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) twelve-month periods-ended March 31, are as follows:

March 31, 2013	$1,664,550
March 31, 2014	1,664,550
March 31, 2015	1,664,550
March 31, 2016	1,664,550
March 31, 2017	1,664,550

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following as of March 31, 2012 and June 30, 2011:

	March 31,	June 30,
	2012	2011

Payroll payable	$244,617	$248,686

Welfare payable	168,044	164,223

Accrued expenses	2,479,238	1,666,753

Other payables	4,127,276	1,202,691

Other levy payable	122,834	-

Total	$7,142,009	$3,282,353

NOTE 10 - AMOUNT DUE TO RELATED PARTIES

As of March 31, 2012 and June 30, 2011, the amount due to related parties was $70,698 and $69,962, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

NOTE 11 - LOAN PAYABLES

The short-term loans payable consist of eight loans which mature on dates ranging from April 19, 2012 through March 22, 2013 interest rates ranging from 6.89% to 8.87%. The loans are collateralized by the Company’s land use rights.

No.	Customer	Loan period per agreement	Interest Rate	March 31, 2012	June 30, 2011
1	Agriculture Bank of China-Beijing Branch	January 11, 2012 - January 10, 2013	6.89%	$1,329,710	$1,299,480

2	Agriculture Bank of China-Beijing Branch	March 23, 2012 - March 22, 2013	8.20%	1,266,400	1,237,600

3	Agriculture Bank of China-Beijing Branch	May 23, 2011 - April 19, 2012	7.2565%	1,598,830	1,562,470

4	Bank of Tianjin	September 9, 2011 - July 23, 2012	7.5440%	1,812,535	—

5	Minsheng Bank	September 8, 2011 - September 8, 2012	8.2%	1,813,236	—

6	Minsheng Bank	September 19, 2011 - September 19, 2012	8.2%	561,274	—

7	China Merchant Bank	July 25, 2011 - July 26, 2012	8.528%	3,957,500	—

8	Industrial and Commercial Bank of China	October 17, 2011 - October 17,2012	8.87%	1,583,000	—

		Total		$13,922,485	$4,099,550

The interest expenses from these short-term loans were $554,325 and $154,292 for three months ended March 31, 2012 and 2011, respectively. The interest expenses from these short-term loans were $1,110,672 and $448,819 for the nine months ended March 31, 2012 and 2011, respectively.

NOTE 12 – INCOME TAXES

Our effective tax rates were approximately 24.8% and 24.9% for the nine months ended March 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate due to the fact that our operations are carried out in foreign jurisdictions, which are subject to lower income tax rates.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

On March 8, 2012, the Company issued 63,158 shares of common stock in a private placement to Mr. Tao Li, the Company’s Chairman and Chief Executive Officer, at a purchase price of $4.75 per share, for an aggregate purchase price of $300,001 pursuant to and in accordance with the terms and provisions of a Securities Purchase Agreement in a form previously presented to the Board of Directors of the Company.

On March 31, 2012, the Company issued 5,704 shares of Common Stock to Kevin Pickard in consideration of the payment of the then outstanding fees of $24,000 pursuant to certain Engagement Letter by and between Pickard & Green, CPAs in consideration of the consulting services they rendered to the Company.

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

As of March 31, 2012, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are outstanding.

NOTE 14 – STOCK OPTIONS

Options outstanding as of March 31, 2012 and related weighted average price and intrinsic value are as follows:

		Weighted
		Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2011	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, March 31, 2012	115,099	$14.66	$-
Exercisable, March 31, 2012	115,099	$14.66	$-

The following table summarizes the options outstanding as of March 31, 2012:

Options outstanding
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	March 31, 2012	Price	(Years)

14.02-14.70	115,099	$14.66	0.25

The following table summarizes the options exercisable as of March 31, 2012:

Options Exercisable
Weighted
		Weighted	Average
	Number	Average	Remaining
Range of	Outstanding as of	Exercise	Contractual Life
Exercise Price	March 31, 2012	Price	(Years)

14.02-14.70	115,099	$14.66	0.25

NOTE 15 –CONCENTRATIONS AND LITIGIATION

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

Vendor and Customer Concentration

There was no vendor from which the Company purchased more than 10% of its raw materials for the fertilizer products for the three months ended March 31, 2012 and for the nine months ended March 31 2012.

There were two vendors from which the Company purchased more than 10% of its raw materials for the three months and nine months ended March 31, 2011, with each vendor individually accounting for about 14% and 10%, respectively.

There was one customer that accounted for over 10% of the total sales for the three months ended March 31, 2012 and there was no customer that accounted for over 10% of the total sales for the three months ended March 31, 2012.

There was no customer that accounted for over 10% of the total sales for the three and nine months ended March 31, 2011

Concentration of Cash

The Company maintains large sums of cash in three major banks in China. The aggregate balance in such accounts as of March 31, 2012 was $67,746,528. There is no insurance securing these deposits in China. In addition, the Company also had $32,855 in cash in two banks in the United States as of March 31, 2012, which is secured by the U.S. Federal Deposit Insurance Corporation (“FDIC”) as it is within the $500,000 FDIC’s insurance limit.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel. On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011. The amended complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period..  The plaintiffs claim that such allegedly misleading financial statements inflated the price of the Company’s common stock and seek monetary damages in an amount to be determined at trial. Defendants moved to dismiss the amended complaint on September 19, 2011 and defendants’ motions are currently pending. No hearing has been set for defendants’ motions.

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

On March 30, 2012, the judge of the First Judicial District Court of the State of Nevada in and for Carson City (the "State Court") issued an Order of Final Approval of the Settlement in the three consolidated shareholder derivative actions pending before the State Court and dismissed those actions. The State Court dismissed these three consolidated actions and entered judgment on April 5, 2012. By stipulation of the parties, on April 5, 2012, the federal derivative action pending in the Nevada Federal Court was also dismissed.

As a result of this settlement, all the derivative claims are released. The plaintiffs’ legal fees and expenses of $650,000 have been paid by the defendants’ insurers. The dismissal of the four derivative actions does not involve the class action lawsuit pending in the Nevada Federal Court.

In addition, the Commission is conducting an investigation of the Company’s prior reported financial statements, as well as the allegations in the complaints described above. The Company is cooperating with the Commission.

The Company is currently unable to reasonably estimate the amount or range of possible losses that will result from the ultimate resolution of these matters. As such, as of March 31, 2012, the Company has not accrued any liability in connection with potential losses from legal proceedings.

NOTE 16 – SEGMENT REPORTING

The Company was organized into four main business segments: fertilizer production (Jinong & Gufeng), agricultural products production (Jintai and Yuxing).. The following tables present a summary of our businesses’ and operating segments’ results.

	For the Three Months Ended March 31,
	2012	2011
Revenues from unaffiliated customers:
Jinong	$22,311,668	$16,208,041
Gufeng	34,095,432	26,127,821
Jintai	2,466,393	2,317,422
Yuxing	1,142,851	-
Consolidated	$60,016,344	$44,653,284

Operating income :
Jinong	$10,975,095	$8,983,380
Gufeng	5,780,062	4,319,589
Jintai	(212,967)	1,007,390
Yuxing	(97,907)	39,684
Reconciling item (1)	-	-
Reconciling item (2)	(452,580)	(1,193,741)
Reconciling item (2)--stock compensation	(129,695)	(1,031,448)
Consolidated	$15,862,008	$12,124,854

Net income:
Jinong	$9,400,856	$7,638,564
Gufeng	3,865,515	3,011,116
Jintai	(212,905)	1,007,361
Yuxing	(96,848)	39,956
Reconciling item (1)	18	935
Reconciling item (2)	(582,275)	(2,225,187)
Consolidated	$12,374,361	$9,472,745

Depreciation and Amortization:
Jinong	$592,031	$763,187
Gufeng	816,584	839,034
Jintai	(1,008)	(73,550)
Yuxing	276,555	(125,844)
Consolidated	$1,684,162	$1,402,827

Interest expense:
Jinong	$-	$-
Gufeng	554,325	154,292
Reconciling item (2)	-	-
Consolidated	$554,325	$154,292

Capital Expenditure:
Jinong	$1,880,431	$2,760,908
Gufeng	(14,946)	8,480,706
Jintai	(3,423)	1,249,887
Yuxing	8,012	7,817,189
Consolidated	$1,870,073	$20,308,690

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

	For the Nine Months Ended March 31,
	2012	2011
Revenues from unaffiliated customers:
Jinong	$63,543,075	$47,030,563
Gufeng	89,666,961	66,804,752
Jintai	5,780,969	5,612,628
Yuxing	1,221,930	-
Consolidated	$160,212,935	$119,447,943

Operating income :
Jinong	$32,421,375	$23,602,730
Gufeng	12,062,444	8,953,287
Jintai	(1,457,900)	2,413,641
Yuxing	(338,365)	(100,128)
Reconciling item (1)
Reconciling item (2)	(2,210,290)	(2,672,980)
Reconciling item (2)—stock compensation	(1,139,938)	(2,573,785)
Consolidated	$39,337,326	$29,622,765

Net income:
Jinong	$27,758,554	$20,176,280
Gufeng	8,055,846	6,241,900
Jintai	(1,457,704)	2,413,621
Yuxing	(156,914)	(98,576)
Reconciling item (1)	321	3,562
Reconciling item (2)	(3,350,228)	(5,246,765)
Consolidated	$30,849,875	$23,490,022

Depreciation and Amortization:
Jinong	$1,756,742	$2,125,523
Gufeng	2,462,687	1,470,275
Jintai	(440)	179
Yuxing	476,491	3,603
Consolidated	$4,695,480	$3,599,580

Interest expense:
Jinong	$-	$-
Gufeng	1,110,672	448,819
Reconciling item (2)	-	-
Consolidated	$1,110,672	$448,819

Capital Expenditure:
Jinong	$5,589,432	$4,180,694
Gufeng	(14,946)	9,017,534
Jintai	(3,423)	1,249,887
Yuxing	139,467	7,851,378
Consolidated	$5,710,530	$22,299,493

	As of March 31	As of June 30,
	2012	2011
Identifiable assets:
Jinong	$210,114,352	$111,956,641
Gufeng	65,662,866	67,260,447
Jintai	7,070,643	14,001,793
Yuxing	(164,725)	24,354,406
Reconciling item (1)	32,855	969,963
Reconciling item (2)	(3,907)	4,827,737
Consolidated	$282,712,084	$223,370,987

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the parent company.

NOTE 17 - COMMITMENTS AND LEASES

In July 2007, Jinong signed an office lease with Xi’an Techteam Science and Technology Industry (Group) Co., Ltd.(the “Group Company”), which is controlled by Mr. Tao Li, our Chairman, President and CEO, at a monthly rent of $954 (RMB 6,460) per month. On September 30, 2010, Jinong cancelled this lease agreement with the Group Company without penalty and signed a two year lease effective as of July 1, 2010 directly with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), who owns the property. Kingtone Information is a Variable Interest Entity (“VIE”) controlled by Kingtone Wirelessinfo Solution Holoding Ltd. (“Kingtone Wirelessinfo”), whose Chairman and majority shareholder is also Mr. Tao Li. According to the new lease agreement, the monthly rent is $1,698 (RMB 10,800).

In January 2008, Jintai signed a ten year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $817 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $465 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $8,941 and $8,656 as rent expenses for the three months ended March 31, 2012 and 2011, respectively. The Company recorded an aggregate of $81,566 and $25,600 as rent expenses for the nine months ended March 31, 2012 and 2011, respectively. Rent expenses for the next five twelve-month periods ended March 31 are as follows:

March 31, 2013	$25,576
March 31, 2014	15,390
March 31, 2015	15,390
March 31, 2016	15,390
March 31, 2017	15,390

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

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing and Gufeng. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Jintai and Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products production (Jintai and Yuxing).

Jintai and Yuxing also serve as a research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng, which we acquired in July 2010, generated approximately 94.0% and 94.8% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. In the nine months ended March 31, 2012 and 2011, the fertilizer business conducted by Jinong and Gufeng generated 95.6% and 95.3% of our total revenues, respectively.

Fertilizer Products

As of March 31, 2012, we had developed and produced a total of 471 different fertilizer products, of which 154 were developed and produced by Jinong and 317 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended March 31,				Three Months Ended March 31,
	2012	2011	Change	Change%	2012	2011
	(Metric tons)				(revenue pertons)
Jinong	14,925	11,549	3,376	29.2%	$ 1,495	$ 1,403
Gufeng	68,843	63,375	5,468	8.6%	$ 495	$ 412
	83,768	74,924	8,844	11.8%

	Nine Months Ended March 31,				Three Months Ended March 31,
	2012	2011	Change	Change%	2012	2011
	(Metric tons)				(revenue pertons)
Jinong	46,569	33,784	12,785	37.8%	$ 1,364	$ 1,392
Gufeng	192,906	191,795	1,111	0.6%	$ 465	$ 348
	239,475	225,579	13,896	6.2%

For the three months ended March 31, 2012, we sold approximately 83,768 metric tons of fertilizer products, as compared to 74,924 metric tons for the three months ended March 31, 2011. For the nine months ended March 31, 2012, we sold approximately 239,475 metric tons of fertilizer products, as compared to 225,579 metric tons for the same period in 2011. For the three months ended March 31, 2012, Jinong sold approximately 14,925 metric tons of fertilizer products, as compared to 11,549 metric tons for the three months ended March 31, 2011. For the nine months ended March 31, 2012, Jinong sold approximately 46,569 metric tons of fertilizer products, as compared to 33,784 metric tons for the nine months ended March 31, 2011. For the three months ended March 31, 2012, Gufeng sold approximately 68,843 metric tons of fertilizer products, as compared to 63,375 metric tons for the three months ended March 31, 2011. For the nine months ended March 31, 2012, Gufeng sold approximately 192,906 metric tons of fertilizer products, as compared to 191,795 metric tons for the nine months ended March 31, 2011.

For the three months ended March 31, 2012, the top five provinces (or municipalities) for our total fertilizer sales accounted for 61.9% of our total fertilizer revenues. The five provinces (or municipalities) and their respective percentage contribution to total fertilizer revenues were Jilin (20.8%), Hebei (14.3%), Liaoning (10.4%), Beijing (8.9%) and Heilongjiang (7.5%). Jinong’s sales to the top five provinces accounted for approximately 39.3% of Jinong’s fertilizer revenue (or 14.6% of our total revenues). The five provinces and their respective percentage contribution to Jinong’s fertilizer revenues were Shandong (11.0%), Shaanxi (9.8%), Heilongjiang (6.7%), Henan (6.3%) and Anhui (5.4%). For the three months ended March 31, 2012, Gufeng’s sales of fertilizer products to the top five provinces accounted for approximately 90.8% of Gufeng’s fertilizer revenue (or 51.6% of our total revenues). The five provinces (or municipalities) and their respective percentage contribution to Gufeng’s fertilizer revenues were Jilin (32.1%), Hebei (20.8%), Liaoning (15.2%), Beijing (14.7%) and Heilongjiang (8.0%). For the three months ended March 31, 2012, Gufeng had no export revenues due to the unfavorable fertilizer export policy for the NP (Nitrogen, Phosphorous)- two-element Compound Fertilizer product, which is subject to a high tariff tax. Jinong exports its humic-acid based compound fertilizers to India. However, the revenues from Jinong’s export products currently account for less than 1% of our fertilizer revenues for the three months ended March 31, 2012.

As of March 31, 2012, we had a total of 894 distributors covering 22 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 712 distributors in China. Jinong’s sales are not dependent on any one or group of distributors. Its top five distributors accounted for 3.6% of Jinong’s fertilizer revenues for the three months ended March 31, 2012. Gufeng had 182 distributors, including some large state-owned enterprises. Its top five distributors accounted for 45.4% of Gufeng’s revenues for the three months ended March 31, 2012.

Agricultural Products

Through Jintai and Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Jintai’s and Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces, which accounted for all of our agricultural products’ revenue for the three months ended March 31, 2012, were Shaanxi (93.5%) , Ningxia (6.4%) and Guangdong (0.1%).

Recent Developments

New Products

During the three months ended March 31, 2012, Jinong launched two new humic-acid based liquid fertilizer products. Jinong’s new products generated approximately $88,284, or 0.4% of Jinong’s fertilizer revenues for the three months ended March 31, 2012. Jinong also added thirteen new distributors during the three months ended March 31, 2012. Jinong’s new distributors accounted for approximately $498,302, or 2.2% of Jinong’s fertilizer revenues for the three months ended March 31, 2012.

During the three months ended March 31, 2012, Gufeng developed four new products, including one humic-acid based organic-inorganic compound fertilizer and three compound fertilizers with different NPK contents. These new products generated no revenue due to the late arrival of fertilizer certificates for these new fertilizer products for the three months ended March 31, 2012. Gufeng also added five new distributors during the three months ended March 31, 2012, which accounted for approximately $171,165, or 0.5% of Gufeng’s fertilizer revenues.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

The following table shows our operating results on a consolidated basis for the three months ended March 31, 2012 and 2011.

	For Three Months Ended March 31,
	2012	2011	Change	% Change
Sales
Jinong	$22,311,668	$16,208,041	$6,103,627	37.7%
Gufeng	34,095,432	26,127,821	7,967,611	30.5%
Jintai	2,466,393	2,317,422	148,971	6.4%
Yuxing	1,142,851	-	1,142,851	-
Net sales	60,016,344	44,653,284	15,363,060	34.4%
Cost of goods sold
Jinong	8,621,378	6,060,998	2,560,380	42.2%
Gufeng	25,669,014	20,300,721	5,368,293	26.4%
Jintai	2,270,002	1,252,056	1,017,946	81.3%
Yuxing	980,611	-	980,611	-
Cost of goods sold	37,541,005	27,613,775	9,927,230	36.0%
Gross profit	22,475,339	17,039,509	5,435,830	31.9%
Operating expenses
Selling expenses	3,633,223	1,662,851	1,970,372	118.5%
General and administrative expenses	2,980,108	3,251,804	(271,696)	(8.4%)
Total operating expenses	6,613,331	4,914,655	1,698,676	34.6%
Income from operations	15,862,008	12,124,854	3,737,154	30.8%
Other income (expense)
Other income (expense)	(56,082)	(45,788)	(10,294)	22.5%
Interest income	89,314	59,430	29,884	50.3%
Interest expense	(554,325)	(154,292)	(400,033)	259.3%
Total other income (expense)	(521,093)	(140,650)	(380,443)	270.5%
Income before income taxes	15,340,915	11,984,204	3,356,711	28.0%
Provision for income taxes	2,966,554	2,511,459	455,095	18.1%
Net income	12,374,361	9,472,745	2,901,616	30.6%
Jinong	9,400,856	7,638,564	1,762,292	23.1%
Gufeng	3,865,515	3,011,116	854,399	28.4%
Jintai	(212,905)	1,007,361	(1,220,266)	(121.1%)
Yuxing	(96,848)	39,956	(136,804)	(342.4%)
Parent	(582,257)	(2,224,252)	1,641,995	(73.8%)
Other comprehensive income
Foreign currency translation gain	1,375,927	1,144,289	231,638	20.2%
Comprehensive income	$13,750,288	$10,617,034	$3,133,254	29.5%
Basic weighted average shares outstanding	26,960,277	25,936,713	1,023,564	3.9%
Basic net earnings per share	$0.46	$0.37	$0.09	25.7%
Diluted weighted average shares outstanding	26,960,277	26,729,495	230,782	0.9%
Diluted net earnings per share	0.46	0.35	0.10	29.5%

Net Sales

Our net sales for the three months ended March 31, 2012 were $60,016,344, an increase of $15,363,060, or 34.4%, from $44,653,284 for the three months ended March 31, 2011. This increase was largely due to the strong sales of fertilizer products for both Jinong and Gufeng during this period.

For the three months ended March 31, 2012, Jinong’s net sales increased $6,103,627, or 37.7%, to $22,311,668 from $16,208,041 for the three months ended March 31, 2011. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing.

For the three months ended March 31, 2012, Gufeng’s net sales increased $7,967,611, or 30.5%, to $34,095,432 from $26,127,821 for the three months ended March 31, 2011 due to the increasing demand for the fertilizer products of Gufeng, higher selling price for the same product for the three months ended March 31, 2012 than the price for the three months ended March 31, 2011, and higher percentage of more expensive humic acid-based fertilizers in Gufeng’s product sales mix than in the same period in 2011.

Jintai’s net sales, which included sales of agricultural products, increased by $148,971, or 6.4%, to $2,466,393 for the three months ended March 31, 2012 from $2,317,422 for the same period in 2011. The increase was mainly attributable to the strong sales of Jintai’s decorative flowers.

Yuxing had net sales of $1,142,851 for the three months ended March 31, 2012. For the three months ended March 31, 2011, Yuxing had no revenues.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2012 was $37,541,005, an increase of $9,927,230, or 36.0%, from $27,613,775 for the three months ended March 31, 2011. This increase was mainly due to the increase in sales and the increase in raw material and manufacturing costs.

Cost of goods sold by Jinong for the three months ended March 31, 2012 was $8,621,378, an increase of $2,560,380, or 42.2%, from $6,060,998 for the same period in 2011. The increase was primarily attributable to the increase in the cost of raw materials and packaging materials as a result of our strong sales of fertilizer products.

Cost of goods sold by Gufeng for the three months ended March 31, 2012 was $25,669,014, an increase of $5,368,293, or 26.4% from $20,300,721 for the same period in 2011. The increase was primarily due to the increase in Gufeng’s fertilizer sales, the increase in Gufeng’s raw material cost and manufacturing costs.

Cost of goods sold by Jintai for the three months ended March 31, 2012 was $2,270,002, an increase of $1,017,946, or 81.3%, from $1,252,056 for the same period in 2011. The increase was primarily attributable to the obsolescence of Jintai’s butterfly orchids as the result of Jintai’s relocation and senescence of butterfly orchids.

Cost of goods sold by Yuxing for the three months ended March 31, 2012 was $980,611. For the three months ended March 31, 2011, Yuxing had no cost of goods sold because no revenues were generated that period.

Gross Profit

Gross profit for the three months ended March 31, 2012 increased by $5,435,830, or 31.9%, to $22,475,339, as compared to $17,039,509 for the three months ended March 31, 2011. Gross profit margin was approximately 37.4% and 38.2% for the three months ended March 31, 2012 and 2011, respectively.

Gross profit generated by Jinong increased by $3,543,247, or 34.9%, to $13,690,290 for the three months ended March 31, 2012 from $10,147,043 for the three months ended March 31, 2011. Gross profit margin from Jinong’s sales was approximately 61.4% and 62.6% for the three months ended March 31, 2012 and 2011, respectively.

Gross profit generated by Gufeng increased by $2,599,318, or 44.6%, to $8,426,418 for the three months ended March 31, 2012 from $5,827,100 for the three months ended March 31, 2011. Gross profit margin from Gufeng’s sales was approximately 24.7% and 22.3% for the three months ended March 31, 2012 and 2011, respectively.

Gross profit from Jintai decreased by $868,975, or 81.6%, for the three months ended March 31, 2012, to $196,391, as compared to $1,065,366 for the three months ended March 31, 2011. Gross profit margin from Jintai sales was approximately 8.0% and 46.0% for the three months ended March 31, 2012 and 2011, respectively.

Gross profit from Yuxing for the three months ended March 31, 2012 was $162,240. Gross profit margin from Yuxing was approximately 14.2% for the three months ended March 31, 2012. For the three months ended March 31, 2011, Yuxing had no gross profit and gross profit margin because no revenues were generated during that period.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,633,223, or 6.1% of net sales, for the three months ended March 31, 2012 as compared to $1,662,851, or 3.7% of net sales, for the three months ended March 31, 2011, an increase of $1,970,372, or 118.5%. The selling expenses of Gufeng for the three months ended March 31, 2012 were $1,448,908, or 4.2% of Gufeng’s net sales, as compared to selling expenses of $641,928, or 2.5% of Gufeng’s net sales in the same period a year ago. The selling expenses of Jinong for the three months ended March 31, 2012 were $2,166,679, or 9.7% of Jinong’s net sales, as compared to selling expenses of $1,015,525, or 6.3% of Jinong’s net sales in the same period a year ago. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal expenses. General and administrative expenses were $2,980,108, or 5.0% of net sales, for the three months ended March 31, 2012, as compared to $3,251,804, or 7.3% of net sales, for the three months ended March 31, 2011, a decrease of $271,696. This decrease was primarily the result of the decrease of legal and investor relations fees incurred in connection with certain pending litigations in 2011.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended March 31, 2012 was $521,093, as compared to total other expense of $140,650 for the three months ended March 31, 2011, an increase in expense of $380,443, or 270.5%. The increase in expense was mainly attributable to the $554,325 interest expense from Gufeng’s outstanding short-term loans.

 Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a “High-Tech” project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,661,059 for the three months ended March 31, 2012, as compared to $1,394,704 for the same period in 2011, an increase of $266,355, or 19.1%, which was primarily attributable to Jinong’s increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,305,495 for the three months ended March 31, 2012, as compared to $1,116,755 for the three months ended March 31, 2011, an increase of $188,740, or 16.9%.

Jintai has been exempt from paying income tax as its products fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

Yuxing has no income tax for the nine months ended March 31, 2012 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT, the same treatment as Jintai receives.

Net Income

Net income for the three months ended March 31, 2012 was $12,374,361, an increase of $2,901,616, or 30.6%, as compared to $9,472,745 for the three months ended March 31, 2011. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 20.6% and 21.2% for the three months ended March 31, 2012 and 2011, respectively.

Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011.

The following table shows the operating results of the Company on a consolidated basis for the nine months ended March 31, 2012 and 2011.

	For Nine Months Ended March 31,
	2012	2011	Change	% Change
Sales
Jinong	$63,543,075	$47,030,563	$16,512,512	35.1%
Gufeng	89,666,961	66,804,752	22,862,209	34.2%
Jintai	5,780,969	5,612,628	168,341	3.0%
Yuxing	1,221,930	-	1,221,930	-
Net sales	160,212,935	119,447,943	40,764,992	34.1%
Cost of goods sold
Jinong	24,290,985	19,705,968	4,585,017	23.3%
Gufeng	71,631,077	54,199,998	17,431,079	32.2%
Jintai	5,276,896	3,030,315	2,246,581	74.1%
Yuxing	1,240,421	-	1,240,421	-
Cost of goods sold	102,439,379	76,936,281	25,503,098	33.1%
Gross profit	57,773,556	42,511,662	15,261,894	35.9%
Operating expenses
Selling expenses	8,538,445	4,667,842	3,870,603	82.9%
General and administrative expenses	9,897,785	8,221,055	1,676,730	20.4%
Total operating expenses	18,436,230	12,888,897	5,547,333	43.0%
Income from operations	39,337,326	29,622,765	9,714,561	32.8%
Other income (expense)
Other income (expense)	7,584	(55,647)	63,231	(113.6%)
Interest income	276,917	212,346	64,571	30.4%
Interest expense	(1,110,672)	(448,819)	(661,853)	147.5%
Total other income (expense)	(826,171)	(292,120)	(534,051)	182.8%
Income before income taxes	38,511,155	29,330,645	9,180,510	31.3%
Provision for income taxes	7,661,280	5,840,623	1,820,657	31.2%
Net income	30,849,875	23,490,022	7,359,853	31.3%
Jinong	27,758,554	20,176,280	7,582,274	37.6%
Gufeng	8,055,846	6,241,900	1,813,946	29.1%
Jintai	(1,457,704)	2,413,621	(3,871,325)	(160.4%)
Yuxing	(156,914)	(98,576)	(58,338)	59.2%
Parent	(3,349,907)	(5,243,203)	1,893,296	(36.1%)
Other comprehensive income
Foreign currency translation gain	4,719,169	4,896,596	(177,427)	(3.6%)
Comprehensive income	$35,569,044	$28,386,618	$7,182,426	25.3%
Basic weighted average shares outstanding	26,919,678	25,932,497	987,181	3.8%
Basic net earnings per share	$1.15	$0.91	$0.24	26.5%
Diluted weighted average shares outstanding	26,919,678	26,345,583	574,095	2.2%
Diluted net earnings per share	1.15	0.89	0.25	28.5%

Net Sales

Total net sales for the nine months ended March 31, 2012 were $160,212,935, an increase of $40,764,992, or 34.1%, from $119,447,943 for the nine months ended March 31, 2011. The increase was largely due to the strong sales of fertilizer products for both Jinong and Gufeng during this period.

For the nine months ended March 31, 2012, Jinong’s net sales increased $16,512,512, or 35.1%, to $63,543,075 from $47,030,563 from the nine months ended March 31, 2011. This increase was mainly attributable to the sales of more humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing.

For the nine months ended March 31, 2012, Gufeng’s net sales increased $22,862,209 or 34.2%, to $89,666,961 from $66,804,752 from the nine months ended March 31, 2011. This increase was mainly attributable to the increasing demand for the fertilizer products of Gufeng, higher selling price for the same product for the nine months ended March 31, 2012 than the price for the nine months ended March 31, 2011, and higher percentage of more expensive humic acid-based fertilizers in Gufeng’s product sales mix than in the same period in 2011.

Jintai’s net sales increased by $168,341, or 3.0%, to $5,780,969 for the nine months ended March 31, 2012 from $5,612,628 for the same period in 2011. The increase was mainly attributable to the strong sales of Jintai’s decorative flowers.

Yuxing had net sales of $1,221,930 for the nine months ended March 31, 2012. For the nine months ended March 31, 2012, Yuxing segment had no revenues.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2012 were $102,439,379, an increase of $25,503,098, or 33.1%, from $76,936,281 for the nine months ended March 31, 2011. This increase was mainly due to the increased raw material and manufacturing costs of the subsidiaries

Cost of goods sold by Jinong for the nine months ended March 31, 2012 were $24,290,985, an increase of $4,585,017, or 23.3%, from $19,705,968 for the same period in 2011. The increase in cost of goods sold by Jinong was directional with the increase in the net sales of Jinong for the nine months ended March 31 from 2011 to 2012.

Cost of goods sold by Gufeng for the nine months ended March 31, 2012 were $71,631,077, an increase of $17,431,079, or 32.2%, from $54,199,998 for the same period in 2011. The increase was primarily due to the increase in Gufeng’s fertilizer sales, the increase in Gufeng’s raw material cost and manufacturing costs.

Cost of goods sold by Jintai for the nine months ended March 31, 2012 were $5,276,896, an increase of $2,246,581, or 74.1%, from $3,030,315 for the same period in 2011. The increase was primarily attributable to the obsolescence of Jintai’s butterfly orchids as the result of Jintai’s relocation and senescence of butterfly orchids.

Cost of goods sold by Yuxing was $1, 240, 421, for the nine months ended March 31, 2012 while there was none for the same period in 2011 since there was no operation during that period.

Gross Profit

Total gross profit for the nine months ended March 31, 2012 increased by $15,261,894 or 35.9%, to $57,773,556, as compared to $42,511,662 for the nine months ended March 31, 2011. Gross profit margin was approximately 36.1% and 35.6% for the nine months ended March 31, 2012 and 2011, respectively.

Gross profit generated by Jinong increased by $11,927,495, or 43.7%, to $39,252,090 for the nine months ended March 31, 2012 from $27,324,595 for the nine months ended March 31, 2011. Gross profit margin from Jinong’s sales was approximately 61.8% and 58.1% for the nine months ended March 31, 2012 and 2011, respectively. The increase was attributed to the increase in the net sales and the higher weight of higher margin fertilizer products in product sales mix, the increase in the selling price of certain liquid fertilizers, and the decrease in the average manufacturing and labor costs per metric tons.

Gross profit generated by Gufeng increased by $5,431,130, or 43.1%, to $18,035,884 for the nine months ended March 31, 2012 from $12,604,754 for the nine months ended March 31, 2011. Gross profit margin from Gufeng’s sales was approximately 20.1% and 18.9% for the nine months ended March 31, 2012 and 2011, respectively.

Gross profit from Jintai decreased by $2,078,240, or 80.5%, to $504,073 for the nine months ended March 31, 2012, as compared to $2,582,313 for the nine months ended March 31, 2011.  Gross profit margin from Jintai sales was approximately 8.7% and 46.0% for the nine months ended March 31, 2012 and 2011, respectively. The decrease of Jintai’s gross profit margin was primarily attributable to the obsolescence of Jintai’s butterfly orchids as the result of Jintai’s relocation and senescence of butterfly orchids.

Yuxing had a loss of $18,491 for the nine months ended March 31, 2012 due to it was in its trial production stage. The loss is estimated to turn around into breakeven after the whole construction project is completed in late 2012 or 2013.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $8,538,445 or 5.3%, of net sales for the nine months ended March 31, 2012, as compared to $4,667,842, or 3.9%, of net sales for the nine months ended March 31, 2011, an increase of $3,870,603, or 82.9%. The selling expenses of Gufeng for the nine months ended March 31, 2012 were $2,982,181, or 3.3% of Gufeng’s net sales, as compared to $1,749,404, or 2.6%, of Gufeng’s net sales for the nine months ended March 31, 2011. The selling expenses of Jinong for the nine months ended March 31, 2012 were $5,513,072, or 8.7%, of Jinong’s net sales, compared to selling expenses of $2,900,345, or 6.2% of Jinong’s net sales in the same period a year ago. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal expenses including expenses incurred. General and administrative expenses were $9,897,785, or 6.2%, of net sales, for the nine months ended March 31, 2012, as compared to $8,221,055, or 6.9% of net sales, for the nine months ended March 31, 2011, an increase of $1,676,730. The reason of the increase was primarily attributable to the increased amortization expense of Jintai’s greenhouses and the obsolescence of Jintai’s butterfly orchids. The general and administrative expenses of Gufeng were $2,991,259, or 3.3% of Gufeng’s net sales for the nine months ended March 31, 2012, as compared to $1,902,063, or 2.8% of Gufeng’s net sales for the nine months ended March 31, 2011.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the nine months ended March 31, 2012 was $826,171, as compared to total other expense of $292,120 for the nine months ended March 31, 2011, an increase in expense of $534,051, or 182.8%. The increase was mainly attributable to the $1,110,672 interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong incurred income tax expenses of $4,901,045 for the nine months ended March 31, 2012, as compared to $3,607,242 for the same period in 2011, an increase of $1,293,803 or 35.9%, which was primarily attributable to Jinong’s increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $2,760,235 for the nine months ended March 31, 2012, an increase of $526,854, or 23.6% as compared to $2,233,381 for the nine months ended March 31, 2011. The increase was primarily attributable to our operating income.

Jintai currently is exempted under PRC regulations from paying income tax since its products fall into the tax exemption list set out in the EIT.

Yuxing has no income tax for the nine months ended March 31, 2012 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT, the same treatment as Jintai.

Net Income

Net income for the nine months ended March 31, 2012 was $30,849,875, an increase of $7,359,853, or 31.3%, compared to $23,490,022 for the nine months ended March 31, 2011. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 19.3% and 19.7% for the nine months ended March 31, 2012 and 2011, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2012, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products and research and development on new fertilizer products by Jintai and Yuxing. For financial reporting purposes, our operations were organized into four business segments: fertilizer production (Jinong),fertilizer production (Gufeng and Tianjuyuan), agricultural products production and research & development (Jintai and Yuxing). Each of the segments has its own annual budget with regard to development, production and sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2012, cash and cash equivalents were $67,776,476, an increase of $2,170,063, or 3.3%, from $65,606,413 as of June 30, 2011.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(523,122)	$24,498,496
Net cash used in investing activities	(8,782,153)	(24,149,828)
Net cash provided by financing activities	9,959,941	2,253,000
Effect of exchange rate change on cash and cash equivalents	1,515,397	2,002,405
Net increase in cash and cash equivalents	2,170,063	4,604,073
Cash and cash equivalents, beginning balance	65,606,413	62,335,437
Cash and cash equivalents, ending balance	67,776,476	66,939,510

Operating Activities

Net cash used in operating activities was $523,122 for the nine months ended March 31, 2012, a decrease of $25,021,618 from $24,498,496, net cash provided by operating activities for the same period in 2011. The decrease was mainly due to the increased credit sales by Gufeng during the nine months ended March 31, 2012, which was part of Gufeng’s warehouse selling. To retain and expand Gufeng’s market share, Gufeng enhanced its warehouse selling and increased the credit sales for Gufeng’s fertilizer products. Credit sales by Jinong have also increased during the nine months ended March 31, 2012 contributing to the decrease in cash provided by operations. In addition to an increase in accounts receivables, our inventory has increased to keep up with the increase in our revenues which also results in a decrease in cash provided by operations.

Investing Activities

Net cash used in investing activities in the nine months ended March 31, 2012 was $8,782,153, which was mainly used for Yuxing’s ongoing construction and also for the improvement of Gufeng’s old production lines. The net cash used in investing activities for the same period in 2011 was $24,149,828, most of which was used to the acquisition of Gufeng in July 2010 and improving the production lines of Gufeng.

Financing Activities

Net cash provided by financing activities in the nine months ended March 31, 2011 totaled $9,959,941, mainly due to the short-term loans borrowed by Gufeng from its local banks. The net cash provided by financing activities for the same period in 2011 was $2,253,000.

As of March 31, 2012 and June 30, 2011, our loans payable were as follows:

	March 31, 2012	June 30, 2011
Short term loans payable:	$13,922,485	$4,099,550

None of our officers or shareholders has made commitments to us for financing in the form of advances, loans or credit lines.

Accounts Receivable

We had accounts receivable of $60,397,781 as of March 31, 2012, as compared to $17,517,625 as of June 30, 2011, an increase of $42,880,156, or 244.8%. The increase was primarily due to the increased credit sales of Gufeng’s fertilizer products and Jinong’s humic acid fertilizer products during the period ended March 31, 2012. Sales for Gufeng and Jinong for the nine months ended March 31, 2012 have increased by $22,862,209 and $16,512,512, respectively compared to sales for the same period in 2011. To retain and expand its market share, Gufeng enhanced its warehouse selling and increased the credit sales for Gufeng’s fertilizer products. Jinong has increased its sales of humic acid fertilizer products including liquid and powder fertilizers as a result of increased distributors and the aggressive marketing. The significant increase in account receivable is directly attributed to the significant increase in sales over the most recent fiscal year. Management continually monitors and evaluates the structure and collectability of its accounts receivable balances, performs routine assessment of our customers’ creditworthiness and provides an allowance for doubtful accounts when necessary.

Our allowance for doubtful accounts was $602,638 as of March 31, 2012, as compared to $337,801 as of June 30, 2011, an increase of $264,837, or 78.4%. The increase of allowance for doubtful accounts was mainly due to the increased credit sales in Gufeng.

Inventories

We had an inventory of $36,177,828 as of March 31, 2012, as compared to $23,732,404 as of June 30, 2011, an increase of $12,445,424, or 52.4%. The main reason for this increase was that we increased our packing material reserves and our finished fertilizer products for sale to meet the anticipated large order. Sales for the three and nine months ended March 31, 2012 have increased by approximately 34% over the comparable periods in 2011 and we have had to increase our inventory to keep up with current demand for our products.

Accounts Payable

We had accounts payable of $6,367,821 as of March 31, 2012 as compared to $5,981,703 as of June 30, 2011, representing an increase of $386,118, or 6.5%. The increase was mainly attributable to late payment on packing material due to late receipt of invoices.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated condensed financial statements, Basis of Presentation and Summary of Significant Accounting Policies. We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

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

As of March 31, 2012, the Company, through its subsidiaries is engaged in the following businesses: fertilizer production (Jinong and Gufeng), agricultural products production (Jintai and Yuxing).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2012, our accumulated other comprehensive income was $15.6 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2012 and June 30, 2011 was $13.9 million and $4.1 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2012. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with creditworthiness. Our receivables are monitored regularly by our credit managers.

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

At the conclusion of the period ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II          OTHER INFORMATION

Item 1.   Legal Proceedings.

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel. On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011. The amended complaint alleges that we and certain of our current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in our financial statements, securities offering documents, and related disclosures during the class period.  The plaintiffs claim that such allegedly misleading statements inflated the price of our common stock and seek monetary damages in an amount to be determined at trial.. Defendants moved to dismiss the amended complaint on September 19, 2011 and defendants’ motions are currently pending. No hearing has been set for defendants’ motions.

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

On March 30, 2012, the First Judicial District Court of the State of Nevada in and for Carson City (the "State Court") issued an Order of Final Approval of the Settlement in the three consolidated shareholder derivative actions pending before the State Court and dismissed those actions. The State Court dismissed these three consolidated actions and entered judgment on April 5, 2012. By stipulation of the parties, on April 5, 2012, the federal derivative action pending in the Nevada Federal Court was also dismissed.

As a result of this settlement, all the derivative claims are released. The plaintiffs’ legal fees and expenses of $650,000 have been paid by the defendants’ insurers. The dismissal of the four derivative actions does not involve the class action lawsuit pending in the Nevada Federal Court.

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

A class action lawsuit was filed in the Nevada Federal Court on behalf of purchasers of our common stock between May 12, 2009 and January 4, 2011, alleging that we and certain of our current and former officers and directors violated the federal securities laws. Several shareholder derivative suits have also been filed against certain of our current and former officers and directors alleging, among other things, breach of fiduciary duties by such officers and directors. In addition, the Commission is conducting an investigation of our prior reported financial statements, as well as the allegations in the complaints described above. See “Item 1. – Legal Proceedings” of this Part II. It is possible that additional similar complaints and related derivative actions may be filed in the future. Although all of the derivative suits have been dismissed by the courts with no expenses to be paid to the plaintiffs or plaintiffs’ counsel by the Company, the expense of defending these litigations, and possible additional similar litigations or other proceedings we have to pay, to the extent not being covered by the Company’s D&O insurance policy, may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any of such proceedings that have not been dismissed or settled as of the date herein could have a material adverse effect on our business, results of operations and cash flows.

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

The revenues generated from Gufeng’s export contracts is subject to uncertainty which arises from the PRC fertilizer export policy. To the extent we are unable to export our fertilizers due to tariff or quota restriction, our business and financial condition may be materially adversely affected.

For the three months ended December 31, 2011, Gufeng contributed approximately 55.1% of our total net sales, among which, Gufeng’s export revenues accounted for 40.5% of its total revenues for that period. For the six months ended December 31, 2011, Gufeng contributed approximately 55.5% of our total net sales, among which, Gufeng’s export revenues accounted for 56.0% of its total revenues for that period.  However, for the three months ended March 31, 2012, Gufeng had no export revenues.  In 2011, no special tariff tax was imposed on the NP (Nitrogen, Phosphorous)-only Two-element Compound Fertilizer and nitrogen-phosphorate compound fertilizer which were Gufeng’s main export products.  Therefore Gufeng was subject to only 7% regular tariff tax throughout the year of 2011.

On December 16, 2011, the Chinese government announced the related tariff tax policy for 2012.  Pursuant to the new policy, in 2012, the NP (Nitrogen, Phosphorous)-only Two-element Compound Fertilizer, in addition to the regular tariff tax rate of 7% throughout the year, will be subject to special tariff tax of 75% for any time other than the export window of a four-month period from June to September (the “Export Window”). This policy change has a direct impact on the sale of Gufeng’s main export products. Concurrently, the government also announced that the PK (Phosphorous, Potassium)-only Two-element Compound Fertilizer, will be waived from any additional special tariff tax throughout the year.  Therefore, similar to the NP-only Two-element Compound Fertilizer in 2011, the PK-only Two-element Compound Fertilizer in 2012 will be subject to only 7% regular tariff tax rate.  We expect that in the compound fertilizer industry, the export of PK-only Two-element Compound Fertilizer can increase in 2012 from its previous export volume due to favorable tax treatment assuming no other factors would materially influence its supply and demand in the market.

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

If our warehouse selling and credit sales of certain fertilizer products continue to increase and we fail to collect the accounts receivables that are due in a timely manner, our financial condition and results of operation may be materially adversely affected.

For the three months ended March 31, 2012, our accounts receivable increased by 244.8%. The increase was primarily due to the increased credit sales of Gufeng’s fertilizer products and Jinong’s humic acid fertilizer products in this fiscal quarter. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness and evaluate the structure and collectability of accounts receivable,  we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties.  Any such failure may have a material adverse impact on our financial condition and results of operation.

Item 6.    Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: May 10, 2012	By:	/s/ Tao Li
Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2012	By:	/s/ Ken Ren
Name: Ken Ren
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1	Stock Purchase Agreement, dated as of March 8, 2012, by and between China Green Agriculture, Inc. and Mr. Tao Li. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

