Form 10-K
period 2012-06-30
China Green Agriculture, Inc.
filed 2012-09-13
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $47,940,291 as of December 30, 2011, based on the closing price $3.00 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on September 10, 2012 was 27,455,721.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after June 30, 2012 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2012

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Report”), and the documents incorporated by reference herein, constitute "forward-looking statements". Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminologies. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Risk Factors” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors including risks described in “Risk Factors” in Item 1A of this Report and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According www.oanda.com, as of June 29, 2012, the average of bid and ask rates is US $1.00 = 6.3131 yuan.

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

In this Report, references to the “SEC” or the “Commission” shall refer to United States Securities and Exchange Commission.

PART I

ITEM 1.                BUSINESS

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC though our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing, Gufeng.  Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced through Gufeng.  In addition, through Jintai and Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

Fertilizer business was our main business as Jinong produced approximately $88,168,740, $65,629,265 and $45,816,377, or 40.5%, 36.5% and 88.0% of our total revenues for the years ended June 30, 2012, 2011 and 2010, respectively. Such amounts do not include revenues and net income from Gufeng, which we acquired on July 2, 2010.  Gufeng, a Beijing-based fertilizer producer, had sales revenues of $121,480,943 and $107,081,018 for the years ended June 30, 2012 and 2011, accounting for 55.8% and 59.6% of our total revenue for the years ended June 30, 2012 and 2011 respectively.  Through the acquisition of Gufeng and its direct, wholly-owned subsidiary, Tianjuyuan, our total annual production capacity increased from 55,000 to 555,000 metric tons.

As of June 30, 2012, we sold our products through a network of 943 regional distributors covering 22 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.  We do not rely on any single distributor. Our top five distributors accounted for an approximately 27.3% of our fertilizer revenues for the fiscal year ended June 30, 2012, of which Sinoagri Holding Company Limited accounted for 14.9% of the total fertilizer revenues.

 As of June 30, 2012, we developed 443 different fertilizer products. We conduct our research and development activities through Jintai and Yuxing, Jinong’s direct, wholly-owned subsidiaries, which test new fertilizers and grow high quality flowers, vegetables and seedlings for commercial sale. Due to the ongoing relocation, as described under Recent Developments section hereafter, Jintai had no revenue for the quarter ended June 30, 2012.

During the fiscal years ended June 30, 2012, 2011 and 2010, our revenues were $217,524,205, $179,717,966 and $52,090,752, respectively, and our net income was $41,957,825, $32,914,101 and $21,289,758, respectively. The number for the fiscal year ended June 30, 2010 does not include revenue and net income from Gufeng, which we acquired on July 2, 2010, the beginning of our fiscal 2011.

Recent Developments

We started to relocate Jintai to the facilities of one of the Company’s other subsidiaries-Yuxing, located in Hu County, Xi’an, 18 kilometers southeast of Xi’an city. Yuxing’s facilities are approximately one hour drive south of Jintai's current location in the Economic and Technical Development Zone (the "Zone") in the metro area of the city of Xi'an. During the three months ended June 30, 2012, Jintai had no sales revenue due to relocation. The entire relocation process is expected to complete by the end of fiscal year 2013. We expect Jintai will likely remain unprofitable until the relocation gets completed. Further, we may consider merging the subsidiaries of Yuxing and Jintai together to reduce operating cost and streamline management at appropriate time in the future.

As mentioned in the Company’s previous quarterly reports, with the rapid growth of urbanization in Xi'an, the Zone has been inhabited by a large and dense population and the periphery of Jintai has bristled with various industrial factories and utility plants. The Zone's concentrated industrial activities and dense population changed the micro bio environment for the growth of Jintai's agricultural products and disturbed Jintai's normal fertilizer research and development. Recently such changes caused the death and obsolescence of large amount of Jintai's flowers and seedlings. Additionally, the government recently introduced a new rezoning plan for the Zone, and the land Jintai currently occupies is being converted from agriculture use to residential and commercial use. The rezoning will prohibit the agricultural growth activities that Jintai currently conducts at the property. To continue Jintai's business, the Company is in the process of relocating all of Jintai's operations, including greenhouses, inventories, growing seedlings, flowers and parent plants, to Yuxing.

The relocation commenced on March 1, 2012 and the entire relocation process is expected to complete by the end of fiscal year 2013. Further, we may consider merging the subsidiaries of Yuxing and Jintai to reduce operating cost and streamline management at appropriate time in the future.

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

On July 2, 2010, the Company, through Jinong, consummated a transaction to acquire all of the equity interests of Gufeng and its subsidiary Tianjuyuan. As a result, Gufeng and Tianjuyuan are now wholly-owned subsidiaries of Jinong and indirect subsidiaries of the Company.  Our principal executive offices are located at 3 rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China  710065 and our telephone number is +86-29-88266368.  Our website address is www.cgagri.com. The Company routinely posts important information on its website.

Our current corporate structure is set forth in the following diagram:

Industry Analysis

Fertilizer Market in China

China is both the world’s largest manufacturer and consumer of fertilizer. According to the China Statistical Year Book, China’s fertilizer consumption grew at a compound annual growth rate of 2.5% from 1998 to 2007, reaching 51.1 million metric tons in 2007, as compared to 40.8 million metric tons in 1998.  According to the Investment and Forecast Report on China Chemical Industry 2012-2016, based on the grain self-sufficiency ratios of 98%, the total demand for fertilizer in China will be 51 million tons in 2015 and 53 million tons in 2020. The demand for fertilizer products is continuing to grow as arable land becomes scarce.

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

According to the Investment and Forecast Report on China Green Food Industry 2012-2016 by Research in China, a Chinese market research company, the green food industry is a high growth industry with significant investment potential.  According to the report, leading green food producers will experience growth as they achieve national and provincial agricultural industrialization, because they are supported by favorable government policies and tax breaks.

Growth Strategy

We believe that our increased production capacity to produce diverse fertilizer products and our research and development capabilities, makes us well positioned to benefit from the anticipated growth of the PRC fertilizer market.  We expect to expand sales and gain increased revenues through the following strategies:

•     Expand Capacity and Diversify Product Offerings. Through our acquisition of Gufeng, we increased our annual fertilizer production capacity to 555,000 metric tons and our portfolio of fertilizers to 443 products. To meet the needs of farmers in the PRC, we will expand our existing line of fertilizer products, develop new fertilizers and execute other strategic acquisitions of PRC fertilizer manufacturers that complement our strategies and product lines.

•     Capitalize on Synergies Created by Research and Development Efforts. In connection with the construction of Yuxing’s research and development center, we have completed the construction of 100 sunlight greenhouses and six “intelligent” greenhouses. We expect the Yuxing facility to help us shorten the fertilizer market cycle by providing an advanced testing field for new fertilizer products manufactured by Jinong. In addition, through our research and development efforts on fertilizers, we expect to simultaneously facilitate the production of superior agricultural products, such as flower bulbs, flowers, fruits and vegetables, resulting in increased revenues.

Products

Our principal products are our fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields.  We manufacture and sell 443 fertilizer products from humic acid-based fertilizers to compound fertilizers.  In addition, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale.

Fertilizer Products

We expect that approximately 96.4% of our fertilizer business, which is our main business, will continue to be the production and sale of fertilizers through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China.  Humic acid is a complex natural, organic ingredient that is essential for balanced, fertile soil. It is one of the major constituents of organic matter in fertile soil, making a vital contribution to the quality of the soil’s composition. When plant or animal matter decomposes, it naturally turns into a form of humic acid-rich material, such as peat, lignite or weathered coal.

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

We have a multi-tiered product line of 443 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong and compound fertilizer, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2012, 2011 and 2010, we earned $209,649,683,, $172,710,283 and $45,816,377, respectively, in gross revenues from sales of our fertilizer products, representing 96.4%, 96.1% and 88.0 % of our total revenues for such periods.  The gross revenues for the fiscal year ended June 30, 2010 do not include revenues from Gufeng, which we acquired on July 2, 2010, which is the beginning of our fiscal 2011.

Gufeng and Tianjuyuan manufacture a total of 317fertilizer products. 82% of Gufeng’s fertilzier revenue came from humic acid compound fertilizers and 18% from compound fertilizer for the fiscal year ended June 30, 2012.

Agricultural Products

Our subsidiaries, Jintai and Yuxing, produce top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. Due to the ongoing relocation, Jintai had no revenue for the quarter ended June 30, 2012.

The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2012, 2011 and 2010, were $7,874,522, $7,007,683 and $6,274,375, respectively, representing 3.6%, 3.9% and 12.0%, of our total revenues, respectively.

Jintai and Yuxing were originally established to be the research and development base for humic acid fertilizers produced by Jinong.   By simulating the various growing conditions and cycles of a variety of plants, such as flowers, vegetables and seedlings, Jintai and Yuxing can conduct experimental testing to enhance the efficacy of our new fertilizers. During the three months ended June 30, 2012, Jintai had no sales revenue due to relocation. The entire relocation process is expected to complete by the end of fiscal year 2013. Further, we may consider merging the subsidiaries of Yuxing and Jintai to reduce operating cost and streamline management at appropriate time in the future.

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

Through Jinong, we operate a 6,495 square meters (69,911 square feet) production facility that manufactures liquid fertilizer products and a 13,803 square meter (148,576 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers.  Jinong’s total annual production capacity of these facilities is 55,000 metric tons.

Through Gufeng and Tianjuyuan, we operate eight manufacturing facilities located in No. 6 Mafang Logistics Park, Pinggu, Beijing.   These facilities produce various kinds of fertilizers and have a total annual production capacity of 500,000 metric tons.

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

We produced and sold a total of approximately 318,208 metric tons of fertilizer products during the fiscal year ended June 30, 2012.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials that can be utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as our principal raw material because it is abundant with the price of approximately $81.4 per metric ton including the delivery expense.  We have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of abundance and high quality of weathered coal in Inner Mongolia Autonomous Region.   We do not have any purchase volume commitment pursuant to our supply agreement with Tianlibao, which is renewable on a monthly basis.

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

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid and NPK (nitrogen, phosphorus and potassium) related compounds such as amide and hydronitrogen.    Beijing Baofengnian Agricultural Material Co. Ltd and Inner Mogolia Chemical Products Co., Ltd. are the primary suppliers of raw materials to Gufeng, accounting for approximately 13.9% and 16.4%, respectively, of Gufeng’s total purchase for the fiscal year 2012.  The loss of any of these suppliers would not have a material adverse effect on our business.  We do not believe there is any material risk of losing these suppliers during the next 12 months.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is readily available for purchase from manufacturers in Shaanxi, Beijing, Shandong and Zhejiang provinces.

Agricultural Products

The plants that generate our top-grade flowers and multi-colored seedlings are mainly planted and cultivated in research and development facilities maintained by Jintai and Yuxing. We purchase the seeds of green vegetables and fruits from agricultural companies, such as Rijk Zwaan Company,   that import the seeds from foreign markets including Holland.  We cultivate our agricultural products by applying fertilizers produced by Jinong.

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

Return Policy

The Company only accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2012, the Company did not experience any significant returns.

Backlog

As of June 30, 2012, we had a backlog of orders in the amount of $221,760 as compared to $211,540, and $125,885 in backlog orders as of June 30, 2011 and 2010 respectively.

Seasonality

The peak selling season for fertilizer products  was from January through June. However, during the fiscal year ended June 30, 2012, Jinong did not have seasonality with respect to its fertilizer sales as approximately 63.5% of its annual fertilizer sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Gufeng’s sales business of compound fertilizer has significant seasonality in China. Correspondingly, the purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, e.g., post to the peak sales season, when the raw material price is low, Gufeng makes larger order to purchase raw material and pays advances. In addition to the sales in China, to the extent the export tariff window for the types of fertilizers Gufeng produces is open, Gufeng’s export business can offset the seasonality when the export destination is in the south of the north hemisphere, such as India, where the sales season is the non-peak season in China for the same time in a year.

The peak selling season for our agricultural products is from October through March the next calendar year during our second fiscal quarter (fall) and the third fiscal quarter (winter). This was primarily due to the strong demand for our high-end fruits and decorative flowers during the holiday seasons.  During the period from October 2011 through March 2012, Jintai and Yuxing generated approximately $5.8 million, or 73.1% of our annual sales of agricultural products.

Marketing, Distribution and Customers

Overview

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.   For the fiscal year 2012, the following five PRC provinces, collectively accounted for 58.9% of our total fertilizer revenue: Beijing (24.2%), Hebei (16.3%), Jilin (9.0%), Liaoning (6.6%) and Inner Mongolia (2.8%).  We believe this geographically diverse distribution greatly helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand/product awareness over a broad geographic area.  We also manufacture our fertilizer products for export to contracted distributors in foreign countries, including India and Ghana. Total revenues from exported products currently account for approximately 15.0% of our total fertilizer revenues in fiscal 2012.

FY2012 Export Details

Export to	Subsidiary	Type	Amount ($)

India	Gufeng	40% humic acid organic/inorganic fertilizer	31,330,724
India	Jinong	Liquid Fertilizer	77,576
India	Jinong	Solid Fertilizer	60,538
Ghana	Jinong	Liquid Fertilizer	75,984
Total			31,544,822

Our agricultural products are distributed through various distribution channels in Shaanxi Province and other provinces. Decorative flowers are usually sold through our fertilizer distributors to end-users such as flower shops, luxury hotels and government agencies.  Fruits and vegetables are sold to high-end supermarkets and upscale restaurants. Seedlings are sold primarily to city planning departments.

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

Our best-selling fertilizers, based on revenues for the fiscal year ended June 30, 2012, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales

1	Organic/Inorganic Compound Fertilizer(humic acid) NPK≥40%	75,688	32,377,341	15.4%

2	Organic/Inorganic Compound Fertilizer(humic acid) NPK≥48%	56,890	29,836,058	14.2%

3	Organic/Inorganic Compound Fertilizer(humic acid) NPK≥45%	45,631	22,873,973	10.9%

4	Organic/Inorganic Compound Fertilizer(humic acid) NPK≥46%	15,936	8,357,367	4.0%

5	Compound Fertilizer NPK≥51%	13,498	7,403,735	3.5%

Fertilizer Products

The fertilizer product market in China is highly fragmented.  Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2012, we sold our products through a carefully constructed network of about 943 distributors covering 22 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2012, sales to our top five distributors accounted for approximately 27.3% of our fertilizer product revenue. One distributor accounted for over 5% of our fertilizer sales in fiscal year 2012 with Sinoagri Holding Company Limited accounting for approximately 14.9%.  As we do not have a significant concentration of customers, we believe that the loss of any one customer would not have any significant effect on our business.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. Our top-grade flowers are mainly distributed through our fertilizer distribution network.   Our green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products for the fiscal year ended June 30, 2012. Yuxing’s customers accounted for approximately 42.2% of the total revenues from Yuxing’s agricultural products.

Ranking	Customer Name	Amount (USD)	Percentage of Yuxing's sales

1	Hujiamiao Wanguohe	$246,639	11.8%
2	Xi’an Heyi Flower Co., Ltd.	$214,034	10.3%
3	Xi’an Yanta Caomurenjia Gardening Co., Ltd	$170,450	8.2%
4	Yangling Xintiandi Industrialized AgricultureCo., Ltd	$128,036	6.1%
5	Xi’an Zihe Yuanlin Jingguan Company	$118,719	5.7%

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces.  These marketing programs consist of the: (i) establishment of Company directly-owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the Company’s designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base of retail customers to be designated "China Green Agriculture Authorized Retailers".  Under the Pilot Program, we currently have 14 directly-owned stores operating in Shaanxi Province, with each store having an assigned territory in order not to compete with any of the Company's existing distributors.  Since the launch of the Pilot Program in January 2010, we have worked closely with our existing distributors to designate over 9741 retailers, who are outlets owned or controlled by our distributers, as “China Green Agriculture Retailers” for fiscal year ended June 30, 2012. We have entered into agreements with these retailers to prominently display "China Green Agriculture Authorized Retailer" on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores.  In addition, we provide the retailers with educational materials on proper product use, and billboard ads with our product logo to target farmers.

Research and Development

We conduct the bulk of our research and development activities through Jintai, with Yuxing providing certain research and development work as well.  As mentioned elsewhere in this Report, Jintai is in the process of relocating to Yuxing’s site which may eventually merge into Yuxing. Through these subsidiaries, we cultivate high-quality flowers, green vegetables and fruits in our own greenhouses and sell them to various end-users, including airlines, hotels and restaurants.  Jintai and Yuxing operate advanced research and development facilities that: (i) provide testing and an experimental data collection base for the function and feature of new fertilizers produced by Jinong by simulating the growing conditions and development stages of a variety of plants, such as flowers, vegetables and seedlings, which, in turn (ii) produce plants, flowers and vegetables that can be sold as commercial products to generate sales.  In addition, our research and development capabilities allow us to develop products that are tailored to specific farming needs, including those required by different crops, humidity, weather and soil conditions.   Flowers, fruits and vegetables that are grown for experimental testing of Jinong’s humic acid compound fertilizers are of high quality and value and are sold to local supermarkets and airline companies.

The capital expenditure and other payments on Yuxing’s construction were approximately $ 3,948,849, $10,107,079 and $12,956,621 for the fiscal year ended June 30, 2012, 2011 and 2010, respectively. Upon completion, we expect the research and development center to expand our output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products.  The new facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to get products to market quickly, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we are planning to develop other agricultural derivatives from humic acid, such as humic-acid based organic pesticides, which can provide additional revenue sources and increase profitability. For the fiscal year ended June 30, 2012, we sold approximately $7,874,522 of these agricultural products.

	Amount in FY2012	Amount in FY2011	Amount in FY2010

Machines, Buildings and Equipments	$8,695,269	$6,343,443	$36,998
Land Use Right	$-	$-	$11,477,681
Advanced Payment	$-	$-	$1,168,528
Construction in Progress	$(4,746,420)	$3,763,636	$273,414
Total	$3,948,849	$10,107,079	$12,956,621

The research and development costs in Jinong for the fiscal year 2012, 2011, and 2010 are illustrated as the following:

	FY2012	FY2011	FY2010
Freight Expense	$1,700	$3,916	$924
Travel Expense	$7,753	$8,465	$3,528
Salary	$68,252	$42,516	$26,861
Experiment and Testing	$231,777	$38,724	$1,948
Other	$3,915	$633	$169
Total R&D Expense for Jinong	$313,397	$94,253	$33,430

The research and development costs in Gufeng for the fiscal year 2012 and 2011 are illustrated in the table below:

Item	FY2012	FY2011
Raw material	$1,446,165	$2,543,617
Manufacturing Cost	$25,988	$45,708
Experiment and Testing	$2,363	$4,155
Labor Cost	$11,813	$20,776
License fee	$2,363	$4,155
Total R&D Expense for Gufeng	$1,488,690	$2,618,412

While Jintai and Yuxing do not incur research and development cost directly from their production activities of agriculture products, they conduct field tests in their field and experimenting facilities for Jinong and Gufeng’s trial fertilizer products. Thus, certain costs, such as lease of the related facilities, depreciation of the related facilities and equipment for fertilizer research and development use, and other miscellaneous expenses can be attributable to the research and development activities of fertilizer products for the Company. Leases and depreciation of related facilities and equipment over past three fiscal years in Jintai and Yuxing, are illustrated below:

	FY2012	FY2011	FY2010
Facility Lease in Jintai	$1,291,834	$1,272,956	$1,211,696
Depreciation in Jintai	$129,004	$127,143	$120,780
Depreciation in Yuxing	$402,428	$5,065	$-

In summary, as illustrated by the summary table below of the three tables above, for Jinong, Gufeng, Jintai and Yuxing, the Company expenses research and development costs as incurred. For the years ended June 30, 2012, 2011 and 2010, research and development costs were $3,625,352, $4,117,830 and $1,365,907, respectively.

	FY2012	FY2011	FY2010
Jintai	$1,420,838	$1,400,099	$1,332,477
Yuxing	$402,428	$5,065	$-
Jinong	$313,397	$94,253	$33,430
Gufeng	$1,488,690	$2,618,412	$-
Total	$3,625,352	$4,117,830	$1,365,907

New Products

With our strong and advanced research and development capabilities, we have developed 443 products and continue to develop new products.  During the fiscal year ended June 30, 2012, we developed 24 new products, which contributed $7,269,698 to our sales revenue for the period.

Among the new products we introduced in fiscal year 2012, there are several powder fertilizers, liquid fertilizers, and compound fertilizers.

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

Below are Jinong’s two patents for a fertilizer formulation and for the proprietary production line and manufacturing processes.

Patent/Pending Patent Application	Type of Patent	Patent No. /Application No.	Inventor’s Name and Patent Holder	Date of Application	Date of Publication and Term

Patent: Production facility of Humic Acid Products	Utility Model Patent	Patent No.: ZL 2007 20031884.2	Inventor: Tao Li Patent Holder: Jinong	May 29, 2007	May 14, 2008; 10 years

Patent: Method and recipe of the water soluble humic acid fertilizers	Utility Model Patent	Application No.: 200710017334.x	Applicant: Jinong	February 1, 2007	November 24, 2010;

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

Nation-wide sales network.  In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China.  We have over 943 distributors nationwide across 22 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.  Most of our competitors, including larger competitors, do not have a sales team as large as ours that specializes in the sale of compound fertilizer products.  Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development.  Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based at our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. As a result, most of Jinong’s experimental work is conducted in Jintai and Yuxing’s greenhouse facilities, thereby speeding up product development cycles, and cutting costs without sacrificing accuracy of results.  During the fiscal year ended June 30, 2012, we generated approximately $7,874,522 revenue from sales of Jintai and Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future.   We have built 100 sunlight greenhouses and six intelligence greenhouses over an 88-acre parcel of land in connection with Yuxing's pending research and development center, which will expand output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products.  Yuxing facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share.

While the relocation will impact Jintai’s business growth temporarily, our normal research and development will not halt, due to the growing development of agriculture products in our new fertilizer research and development subsidiary, Yuxing. In the long run, we believe the consolidation of Yuxing and Jintai's facilities will centralize the management of fertilizer research and development and decrease expenses by reducing redundancies. While the relocation will affect the segmental performance of Jintai during the relocation period, we expect our R&D capability will remain strong.

Gufeng and Tianjuyuan have a total of 25 employees in research and development.  They have independently developed seven technologies:

Drying fan for urea-based compound fertilizer.  The drying fan for urea-based compound fertilizer is specially designed by our technical personnel through numerous tests on different fertilizer products.

Heat balance control system for flexible compound fertilizer.

Automatic control system for the anti-block of compound fertilizer

 Water control technology for low nitrogen, low potassium and high phosphorus compound fertilizer

Manufacturing technology for salt-alkaline resistance and soil improvement of compound fertilizer.  The company had won the third prize for progress in science and technology in Pinggu District Beijing with this technology.

Manufacturing technology for compound HA fertilizer with high density (NPK≥51%).

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

Well-known Brand. We believe that purchasing decisions of customers are often based on strong brand recognition. “Jinong”, “KEBA” and “TJY” are registered trademarks and are well recognized by end users; in addition, certain large national fertilizer traders, such as Sinoagri Holding Company Limited, one of the largest domestic fertilizer traders in China had strong brand recognition of Gufeng’s fertilizer products. Gufeng sells its products under four brands, namely Keba, Meier’an, Huangchenggen and SPR HOP. Tianjuyuan’s products are marketed under the brands AGR GFJ and T.J.Y. The primary products sold under the Gufeng and Tianjuyuan brands, include orgainc/inorganic compound fertilizer (humic acid) with NPK≥40% and organic /inorganic compound fertilizer (humic acid) with NPK≥48%.

Automated Production Line and Process.  All of Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each of the material input bins.  In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2012, Jinong’s highly advanced production lines manufactured a multi-tiered line of 126 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in our industry in China.  We have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other capable of producing liquid, powder and granular fertilizers.  With the addition of Gufeng, we currently have an annual production capacity of 555,000 metric tons.

Competition

Fertilizer Products

Based on our internal estimates, there are approximately 2,000 organic fertilizer manufacturers in China with no discernable market leaders in the sector.  We believe our competitors are currently comprised of approximately 90% numerous small-sized local manufacturers and 10% are larger national competitors such as Yongye International, Inc. We believe we are among the larger national fertilizer manufacturers.

Gufeng’s primary competitor is Stanley Fertilizer Co., Ltd. (“Stanley”), a compound fertilizer manufacturer based in Linyi, Shandong Province, which was listed on Shenzhen Stock Exchange (China) in June 2011.  Stanley manufactures various kinds of compound fertilizers and tailored fertilizers.  Compound fertilizers are Stanley’s products that compete with Gufeng.

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

Top-grade flowers:   The main competitor to our flowers and flower seedlings is Sanyi Agriculture Technology Co., Ltd.(Beijing). We believe that our flower products have comparative advantages in terms of the advanced technologies they are based on, the superior species of the seedlings we select and the efficiency and stability of our products.  In addition, unlike most of our competitors that lack adequate greenhouses, our greenhouse facilities enable us to produce flower seedlings year-round.

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

Multi-colored Seedlings:  One of our main competitors is Kunming Anthura horticulture Co.Ltd.  Our multi-colored seedlings, primarily red photinia serrulata, are pure in species and are imported from other countries.  These seedlings have high survival rates and we sell them at fair market prices.

Employees

We have a total of 634 full-time employees, of which 182 are employed by Jinong, 138 are employed by Jintai and Yuxing, 314 are employed by Gufeng and Tianjuyuan.

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

Government Regulation

Our business operations are subject to various laws, including environmental, health and safety laws, and regulation by governmental agencies on the provincial and state levels.  Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses and certificates including the following:

•     “Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all of our fertilizer products are certified by the CGFDC as green food production material. Our Green Food Production Material Certificate was issued to Jinong on March, 2012 and will expire in March 2015. The certificate is renewable with an application within 90 days prior to its expiration. Currently, the CGFDC provides two different certifications within the green food industry: namely, "Green Food Certification" which is granted to edible foods and "Green Food Production Material Certification" which is granted to production materials such as our fertilizer products that meet criteria such as standards that increase human safety and ecological protection of the environmental, in addition to promoting non-polluting product growth and the use of non-genetically modified raw materials. Prior to July 2007, the two categories mentioned above were in one category under which companies were issued a "Green Food Certificate." In an effort to improve social sustainable development and optimize the regulation of policy for the PRC green food industry, the CGFDC separated the certification system into two categories.

•     Operating license. Our operating license enables us to undertake research and development, production, sales and services of humic-acid liquid fertilizer, sales of pesticides, and export and import of products, technology and equipment. Jinong’s license (Registration No. 610000100003655) is valid through August 8, 2057. Once the term has expired, the license is renewable. Gufeng and Tianjuyuan maintain valid operating licenses, which expire on August 1, 2013 (for the license with Registration No. 110000008250498) and August 7, 2021 (for the license with Registration No. 110117003157142), respectively.

•     Fertilizer Registration. Fertilizer registration is required for the production of fertilizer and issued by the Ministry of Agriculture of the PRC. The registration numbers held by Jinong are: Agriculture Fertilizer Numbers1085, 1083, 0467, 0700, 0701, and 0992. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Our certificates No. 5531, No. 5557, No. 4081, No. 4082, No. 5682, No. 5471, No. 5530 and No. 5511 are interim fertilizer registration certificates. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which, if granted, is valid for five years, and thereafter must be renewed every five years. Our formal fertilizer registration certificates are certificates No. 1085, 1083, 0467, 0700, 0701, and 0992. Gufeng and Tianjuyuan have 39 interim fertilizer certificates and over 300 formal certificates that are current and valid for the production of their fertilizer products.

As of the date of this Report, we believe we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required to conduct our businesses and operations.

ITME 1A.	RISK FACTORS

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

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies and it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. We also compete with a few large PRC national competitors, such as Yuntianhua Group Co., Ltd and Yongye International, Inc. Although we have advanced automated humic acid-based fertilizer production lines and green house supported research and development centers, we cannot assure you that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization could lead to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. If they are localized and become familiar enough of the type of fertilizer we produce, we may face additional competition. If we are not successful in our research, development and production of new products and/or in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price.

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

To mitigate the environmental impact on Jintai’s revenue and comply with relevant land use rules, we started relocating Jintai’s operations on March 1, 2012 to the facilities of Yuxing which are approximately one hour drive south of Jintai's current location in the Economic and Technical Development Zone in the metro area of the city of Xi'an. Since the entire relocation process is expected to complete by the end of fiscal year 2013, Jintai’s business may be interrupted and additional relocation costs may be incurred. However, we are unable to estimate the incurred cost related to relocation and we can not assure you that the relocation will be completed in a timely manner. Consequently, there may be material adverse impact on Jintai’s revenue.

The revenues generated from Gufeng’s export contracts is subject to uncertainty which arises from the PRC fertilizer export policy. To the extent we are unable to export our fertilizers due to tariff or quota restriction, our business and financial condition may be materially adversely affected

For the fiscal year ended June 30, 2012, Gufeng contributed approximately 55.8% of our total net sales, among which, Gufeng’s export revenues accounted for 25.8% of its total revenues for that period. For the six months ended December 31, 2011, Gufeng contributed approximately 55.5% of our total net sales, among which, Gufeng’s export revenues accounted for 56.0% of its total revenues for that period. In 2011, no special tariff tax was imposed on the NP (Nitrogen, Phosphorous)-only Two-element Compound Fertilizer and nitrogen-phosphorate compound fertilizer which were Gufeng’s main export products. Therefore Gufeng was subject to only 7% regular tariff tax throughout the year of 2011.

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

We had accounts receivable of $62,001,158 as of June 30, 2012, as compared to $17,517,625 and $15,571,888 as of June 30, 2011 and 2010, respectively, an increase of $44,483,533 and $1,954,737, or 253.9% and 12.5%, year over year. The increase was primarily due to the increased credit sales of Gufeng’s fertilizer products and Jinong’s humic acid fertilizer products including liquid and powder fertilizers as a result of increased distributors and the aggressive marketing. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties. Any such failure may have a material adverse impact on our financial condition and results of operation.

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

Jinong is the holder of two registered patents. One patent is a fertilizer formulation called Method and Recipe of the Water Soluble Humic Acid Fertilizers. The other patent is called Production Facility of Humic Acid Products and relates to our proprietary production line and manufacturing processes in the PRC. Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

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

Jinong is supplied with approximately 50 different types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and used to manufacture our products.  Although there are numerous weathered coal suppliers available to us, we have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of the abundance and high quality of weathered coal in the Inner Mongolia Autonomous Region.  Our supply agreement with Tianlibao is renewed on a monthly basis. If Tianlibao does not intend to renew the supply agreement with us for any reason, or if there are any business interruptions at Tianlibao and we are unable to locate an alternative supplier in a timely manner or on the same terms, we may not be able to meet customer demand of humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers during the transition period, which may result in the loss of customers and net sales or we may not be able to keep our profit margin on our humic acid-based fertilizers.

Gufeng and Tianjuyuan are supplied with over fifty types of raw materials from a diversified pool of suppliers.  Neither Gufeng nor Tianjuyuan are dependent on any single supplier for its raw materials; however, if we experience a significant increase in demand or if we need to replace any of these suppliers, we cannot be assured that the adequate supply of raw materials or a replacement supplier will be obtained in a timely manner to avoid any material adverse effect on our business operations and financial condition.

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

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. We cannot assure you that, especially as China’s domestic consumer economy and industrial economy continues to expand, product liability exposure and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets where product liability claims could be more prevalent.

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

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. Jinong has eight interim registration certificates, which have a one-year term, and four formal registration certificates. Gufeng and Tianjuyuan have 22 interim fertilizer certificates and over 300 formal certificates that are current and valid for the production of their fertilizer products. We will apply for formal certificates for each of our interim certificates before the applicable expiration date.

Our belief is that the PRC Ministry of Agriculture generally grants an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell such fertilizer products without certificates which will cause the termination of our commercial operations for such fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our 22 interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to any unexpected incidents in China, we cannot assure you that our formal fertilizer registration certificates can be obtained without delay or  can be obtained at all in which case our production could be adversely affected.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Tao Li, our CEO, President and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Li will continue to be available to us, or that we will be able to find a suitable replacement for him in the event his services are not available to us. We do not carry key man life insurance for our key personnel.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we are required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting and include such report in our annual reports on Form 10-K filed with the SEC. Performing the system and process documentation and evaluation needed to comply with Section 404 are both costly and challenging. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.   We engaged a consulting firm in 2009 to help us design and implement effective internal controls; however we cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

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

Although Gufeng had sales revenues of $121,480,943 for its fiscal year ended June 30, 2012, Gufeng’s net income for such period was $12,335,102.  This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital.  In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products.  As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our production requirements and strategic goals.

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

  Through Tianjuyuan, we lease approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”).  Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “Lease”), Tianjuyuan leases the land at an annual rent of RMB35,500 (approximately $5,217).  The term of the Lease is from February 1, 2004 to January 31, 2054.  We were informed by our PRC counsel that the Lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations.  Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities in order to legitimize our right over the Premises.   However, there can be no assurance that such land use right certificate will be granted to us.  Until we obtain the land use right certificate, there exists a risk that the PRC government may declare the Lease invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises.  As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

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

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals (Source: President Hu’s Report at 17th Party Congress). Policies of the PRC government can have significant effects on economic conditions in China. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;

•	confiscatory taxation;

•	restrictions on currency conversion, imports or sources of supplies and export tariff;

•	expropriation or nationalization of private enterprises.

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

Substantially all of our operations are conducted in the PRC and substantially all of our revenues are generated from sales in the PRC.  We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues in the near future.  Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 3.3% and 4.9% in 2010 and 2011, respectively.   These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong and Jintai, Gufeng and Yuxing.  As a result of our holding company structure, we rely entirely on dividends payments from our subsidiaries in PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and formality requirement on paperwork in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends on our common stock.

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

SAFE issued a public notice in October 2005 (“Circular 75”) requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident stockholders are also required to amend their registrations with the local SAFE in certain circumstances. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Circular 106), expanded the reach of Circular 75. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement, however, we cannot provide any assurances that all of our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

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

We, through Green New Jersey, acquired 100% capital stock of Jinong (the “Jinong Acquisition”), Jinong was a PRC business whose stockholders were two PRC individuals and a PRC entity, of which Mr. Tao Li, our current Chairman, President and CEO was the controlling stockholder holding 52% of its shares. The PRC regulatory authorities may take the view that the Jinong Acquisition could be part of a Round-trip Investment. The PRC legal counsel of Jinong has opinioned that the Jinong Acquisition did not violate any PRC law, which would include the 2006 M&A Rules.  We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of Jinong. Additionally, the PRC regulatory authorities may take the view that the Jinong Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of Jinong’s business operations through a series of contractual arrangements rather than an outright purchase of Jinong. We cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of Jinong’s business than if the Company had direct ownership of Jinong. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Jinong, our corporate structure, in particular, the control asserted by the shareholders in the United States will be materially adversely affected.

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

We are a holding company in the United States conducting our operations in China through our PRC subsidiaries. In utilizing the proceeds we received from any offerings, we may make loans to our PRC subsidiaries, whether currently in existence or to be formed in the future, or make additional capital contributions to our PRC subsidiaries.

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

While we do not foresee this to happen in the near future, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, when the need arises. If circumstances call and if we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our ability to fund and expand our business.

If we were deemed as a “resident enterprise” by PRC tax authorities, we could be subject to tax on our global income at the rate of 25% under the new Enterprise Income Tax Law (“2008 EIT Law”) in the PRC and our non-PRC shareholders could be subject to certain PRC taxes.

Under the 2008 EIT Law and the implementing rules, both of which became effective January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC may be considered a PRC “resident enterprise” and will be subject to the enterprise income tax at the rate of 25% on its global income as well as PRC enterprise income tax reporting obligations. The implementing rules of the 2008 EIT Law define “de facto management” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. If we were to be considered a “resident enterprise” by the PRC tax authorities, our global income would be taxable under the 2008 EIT Law at the rate of 25% and, to the extent we were to generate a substantial amount of income outside of PRC in the future, we would be subject to additional taxes. In addition, the dividends we pay to our non-PRC enterprise shareholders and gains derived by such shareholders from the transfer of our shares may also be subject to PRC withholding tax at the rate up to 10%, if such income were regarded as China-sourced income. In addition, the circular mentioned above details that certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and stockholders’ meetings; and half or more of the directors with voting rights or senior management. However, as of the date hereof, no final interpretation on the implementation of the “resident enterprise” designation is available. Moreover, any such designation, when made by PRC tax authorities, will be determined based on the facts and circumstances of individual cases. As a result, we cannot determine the likelihood or consequences of our being designated a “resident enterprise” as of the date hereof.

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

Because our principal assets are located outside of the United States and because almost all of our directors and officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers and most of our directors or to enforce judgments of United States courts against us or most of our directors and officers in the PRC.

Almost all of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us and our officers and most of our directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or most of our directors and officers of criminal penalties, under the United States Federal securities laws or otherwise.

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

We may have difficulty managing the risk associated with doing business in the Chinese fertilizer and agricultural products sectors.

In general, the fertilizer and agricultural products sectors in China is affected by a series of factors, including, but not limited to, natural, economic and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and agricultural products operations in China face similar risks as present in other countries, however, in the PRC these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and agricultural products or sectors which provide critical inputs to fertilizer and agricultural products such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

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

Currently, we do not hold and do not intend to purchase insurance policies to protect revenue in the case that the above conditions cause losses of revenue.

Risks Related to an Investment in our Stock.

Any unfavorable outcome of our pending class action and the expenses we have to pay in connection with proceedings in such nature could have a material adverse effect on our business.

A class action lawsuit was filed in the Nevada Federal Court on behalf of purchasers of our common stock between May 12, 2009 and January 4, 2011, alleging that we and certain of our current and former officers and directors violated the federal securities laws. This class action is still pending. See “Item 3. – Legal Proceedings” of this Report. Although all of the four derivative suits have been dismissed by the courts with no expenses paid to the plaintiffs or plaintiffs’ counsel by the Company as described under Item 3 of this Report, the expense of defending the proceedings including the closed SEC investigation we have to pay, to the extent not being covered by the Company’s D&O insurance policy, may be substantial and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business. In addition, an unfavorable outcome of such an action could have a material adverse effect on our business, results of operations and cash flows.

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

Our Chairman, President and CEO, Mr. Tao Li, had the voting rights on 7,926,145, or 28.9%, of our issued and outstanding common stock as of June 30, 2012. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of Mr. Li may differ from other stockholders.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional equity or debt financing to fund future capital expenditures. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

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

A SEC investor bulletin regarding reverse mergers may drive down the market price of our common stock.

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

ITEM 1B. Unresolved Staff Comments

None.

 ITEM 2.  PROPERTIES

There is no private ownership of land in China.  All land is owned by the government of the PRC on behalf of all Chinese citizens or collectively owned by farmers.  Land use rights can be allocated for free, granted or transferred with consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at 3rd floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi province, PRC 710065. The office space is approximately 360 square meters in area (3,875 square feet).  It is leased from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), which is controlled by Mr. Li, our Chairman, President and CEO, for a term of two years from July 1, 2010 at an annual rent of $20,412 (RMB129,600), which is the market rate in that area. On June 29, 2012, Jinong signed a new office lease with Kingtone Information. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of RMB 24,480 (approximately $3,856).

Through Jinong, we own an approximately 6,495 square meters (69,911 square feet) production facility that manufactures liquid fertilizer products and a 13,803 square meter (148,576 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers , located in the Yang Ling Agriculture High-tech Demonstration Zone, on No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC 712100.  The production facilities are located on approximately 30,947 square meters (333,111 square feet) of land, which also contains office buildings, warehouses and research laboratories. The production lines have a total annual production capacity of 55,000 metric tons.  We own the land use rights for the land on which Jinong’s manufacturing facilities are situated for a term of 50 years from 2001.

Jintai, Jinong’s wholly-owned subsidiary, is located in the Caotan Modern Agriculture Development Zone in the northern suburb area of Xi’an. Jintai has the right to use six intelligent greenhouses and six affiliated buildings, occupying approximately 137,000 square meters (1,474,656 square feet) of land.  We lease the land used for Jintai’s operations from Xi’an Jinong Hi-tech Agriculture Demonstration Zone (the “Agriculture Demonstration Zone”) for 10 years from January 2008 with an annual rent of approximately $9,828. From March 2012, the Company commenced to relocate Jintai in the facilities of one of the Company’s other subsidiaries, Yuxin, located in Hu County, 18 kilometers southeast of Xi’an city. The entire relocation process is expected to complete by the end of fiscal year 2013. After the completion of the relocation, the lease with Agriculture Demonstration Zone will be automatically ceased with no penalty to Jintai.

Yuxing, Jinong’s wholly-owned subsidiary, has land use rights to over 353,000 square meters (3,799,660 square feet) of land located in Hu County, Xi’an, Shaanxi Province on which we have built 100 sunlight greenhouses and six intelligent greenhouses as part of a research and development center currently under construction.

Through Gufeng and Tianjuyuan, we own an additional 17,930 square meters (approximately 192,997 square feet) of manufacturing, office and warehouse space and 47,110 square meters (approximately 507,088 square feet) of auxiliary facilities of the building located on approximately 42,726 square meters (459,898 square feet) of land located in No. 6 Mafang Logistics Park, Pinggu, Beijing.  In addition, the eight manufacturing facilities of Gufeng and Tianjuyuan collectively increased our total annual production capacity by another 500,000 metric tons.

Tianjuyuan leases approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing.  Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan leases the land at an annual rent of RMB35,500 (approximately $5,591).  The lease term is from February 1, 2004 to January 31, 2054. However, according to our PRC counsel, such lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations.  Therefore, we are in the process of applying for the proper land use right certificate from the relevant government authority.  There can be no assurance such land use right certificate will be granted to us.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters / square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – Agricultural Products (Jintai)	Caotan Modern Agriculture Development Zone, Middle Section of Shangji Road, Caotan, Xi’an, Shaanxi Province	137,000 sq. m. (1,474,656 sq. ft.)	Lease from January 2008 to January 2018, expect to terminate after the completion of the relocation around the end of fiscal 2013

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 *(1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Lease from February 2004 to January 2054 * (2)

* (1) Gufeng entered into several loan agreements with Agriculture Bank of China and China Minsheng Banking Corp., Ltd in 2012 and 2011 respectively. As a condition for the loans, Gufeng mortgaged Tianjuyuan (its wholly owned subsidiary) and Jinong’s (its parent company) land use right and building ownership. We summarize the major information in the table below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate	Property under Mortgage

1	RMB10.1 million ($1,599,840)	Agriculture Bank of China - Beijing Ping Gu District Branch	April 23, 2012 to April 22, 2013	Mortgage	7.544% (year)	Tianjuyuan’s land (Certificate #2003189) and building (Certificate #33142)

2	RMB8.4 million ($1,330,560)	Agriculture Bank of China - Beijing Ping Gu District Branch	January 1, 2012 to January 10, 2013	Mortgage	6.888% (year)	Tianjuyuan’s land (Certificate #2003189) and building (Certificate #33142)

3	RMB8 million ($1,267,200)	Agriculture Bank of China - Beijing Ping Gu District Branch	March 23, 2012 to March 22, 2013	Mortgage	8.2% (year)	Tianjuyuan’s land (Certificate # 2003189) and building (Certificate #33142)

4	RMB 11,454,368 ($1814372)	China Minsheng Banking Corp., Ltd.	September 8, 2011 to September 8, 2012	Mortgage	8.2%(year)	Jinong’s Land use right (Certificate #006012633) and Building Ownership Certificate (Certificate # 20050722)

5	RMB3,545,632	China Minsheng Banking Corp., Ltd.	September 19, 2011 to September 19, 2012	Mortgage	8.2%(year)	Jinong’s Land use right (Certificate #006012633) and Building Ownership Certificate (Certificate # 20050722)

*(2) The buildings and improvements built on the leased land had an area of 29,886 square meters, 46.0% of the total square meters of all buildings and improvements at Gufeng. The historical cost of the buildings and improvements built on the leased land was RMB41, 107,015 (approximately $6,511,351), being 47.8% of total cost for all building and improvements at Gufeng. The historical cost of machines in the related land area where use right certificate is pending was RMB15, 397,205 (approximately $2,438,917), being 23.7% of total cost for all machines and equipment at Gufeng.

ITEM 3.  LEGAL PROCEEDINGS

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010. On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel. On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011. The amended complaint alleges that we and certain of our current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in our financial statements, securities offering documents, and related disclosures during the class period. The plaintiffs claim that such allegedly misleading statements inflated the price of our common stock and seek monetary damages in an amount to be determined at trial. Defendants moved to dismiss the amended complaint on October 7, 2011. Defendants’ motions are fully briefed and the Nevada Federal Court has scheduled oral argument for October 2, 2012.

On September 5, 2012, we received a letter from the staff of the U.S. Securities and Exchange Commission notifying us that the staff had completed its investigation of the Company and that it did not intend  to recommend any enforcement action against the Company.

ITEM 4.	Mine Safety Disclosures.

This item is not applicable to us.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 27,455,721 shares of which were outstanding as of September 10, 2012, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of September 10, 2012.   Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”.  From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE Amex Equities.  From August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

The table below sets forth the high and low sales prices for our common stock for each fiscal quarter during the past two fiscal years based on reports from Yahoo Finance.

Quarter Ended	High	Low
09/30/2010	$12.50	$8.15
12/31/2010	$10.49	$6.81
03/31/2011	$9.49	$6.45
06/30/2011	$7.87	$3.43
09/30/2011	$6.08	$3.80
12/31/2011	$5.02	$2.61
03/31/2012	$4.75	$3.00
06/30/2012	$4.37	$3.21

Holders

As of September 10, 2012, there were approximately 619 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period due to our business expansion and integration in the last two fiscal years and in the subsequent interim period, which required and would require a high demand on capital.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company’s revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiaries to obtain approval to send monies out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency. Pleaser read “ Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you. ” under Item 1A “Risk Factors” of this Report.

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

As of June 30, 2012, options to purchase an aggregate of shares of common stock had been granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our board of directors or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2012.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	115,099	$14.70	759,418
Equity compensation plans not approved by security holders	—	—	—
Total	115,099	$14.70	759,418

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2870 over the period commencing on August 7, 2008 (the first date on which there was any significant trading of our common stock after our registration statement on Form SB-2 was declared effective by the Commission) and ending on June 30, 2012.

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, whether made before or after the date of this Report and irrespective of any general incorporation language in such filings.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

Sales of unregistered securities by the Company have been previously disclosed in our Form 8-Ks and 10-Qs filed with the SEC.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated income statement data for the years ended June 30, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of June 30, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report.  Our selected consolidated income statement data for the year ended June 30, 2009 and 2008 and the selected consolidated balance sheet data as of June 30, 2010, 2009 and 2008 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2012		2011	2010	2009	2008

Revenue	$217,524,205	_	$179,717,966	$52,090,752	$35,207,997	$22,604,719
Cost of goods sold	138,248,972		116,097,931	21,138,552	14,712,066	9,792,856
Gross profit	79,275,233	_	63,620,035	30,952,200	20,495,931	12,811,863
Operating expenses	25,350,223		21,508,604	6,025,579	3,405,918	3,494,946
Income from operations	53,925,010		42,111,431	24,926,621	17,090,013	9,316,917
Non-operating income (expense)	(1,165,872)		(160,186)	157,653	(294,043)	(845,916)
Provision for income taxes	10,801,313		9,037,144	3,794,516	2,331,548	692,474
Net income	$41,957,825		$32,914,101	$21,289,758	$14,464,422	$7,778,527

Weighted average shares outstanding:
Basic	26,943,530		25,929,517	23,468,246	18,478,474	14,688,250
Diluted	26,943,530		25,929,517	23,468,246	18,532,591	14,695,626

Earnings per share:
Basic	$1.56		$1.27	$0.91	$0.78	$0.53
Diluted	$1.56		$1.27	$0.91	$0.78	$0.53

	As of June 30,
	2012	2011	2010	2009	2008

Total current assets	$175,089,323	$118,881,464	$89,478,076	$33,593,958	$25,026,275
Total assets	288,031,053	223,370,987	131,787,942	61,618,426	49,521,382
Total current liabilities	45,774,399	31,497,746	3,250,020	8,458,299	11,738,686
Total liabilites	45,774,399	31,497,746	3,250,020	8,458,299	11,738,686
Total stockholders' equity	$242,256,654	$191,873,241	$128,537,922	$32,640,872	$17,263,441

Note: We acquired Gufeng and its wholly owned subsidiary Tianjuyuan on July 2, 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Jintai and Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products production (Jintai), and agricultural products production (Yuxing).

Jintai and Yuxing also serve as a research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng generated approximately 96.4%, 96.1% and 88.0% of our total revenues in the fiscal year ended June 30, 2012, 2011 and 2010, respectively. It should be noted that our consolidated results for the 2010 period do not include the results of Gufeng and its subsidiary, Tianjuyuan, which were acquired on July 2, 2010.

Fertilizer Products

As of June 30, 2012, we had developed and produced a total of 443 different fertilizer products in use, of which 126 and 317 were developed and produced by Jinong and Gufeng, respectively.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	For the years ended June 30,
	2012	2011	2010	YOY Change	YOY Change	YOY Change%	YOY Change%
		(Metric tons)
JN	61,590	48,038	22,834	13,552	25,204	28.2%	110.4%
GF	256,618	289,731		(33,113)	289,731	(11.4)%	N/A
	318,208	337,769	22,834	(19,561)	314,935

	For the years ended June 30,
	2012	2011	2010
	(Revenue per ton $)
JN	$1,432	$1,366	$2,006
GF	473	370

	For the three months ended June 30,
	2012	2011	2010	YOY Change	YOY Change	YOY Change%	YOY Change%
		(Metric tons)
JN	15,020	14,254	9,314	766.15	4,940	5.4%	53.0%
GF	63,712	97,935	0	(34,222)	97,935	(34.9)%	N/A
	78,733	112,189	9,314	(33,456)	102,875

	For the three months ended June 30,
	2012	2011	2010
	(Revenue per ton $)
JN	$1,640	$1,305	$1,639
GF	499	411

For the fiscal year ended June 30, 2012, we sold approximately 318,208 metric tons of fertilizer products, as compared to 337,769 metric tons and 22,834 metric tons for the fiscal year ended June 30, 2011 and 2010, respectively, which did not include sales of products by Gufeng with respect to the number of metric tons we sold in 2010. For the fiscal year ended June 30, 2012, Jinong sold approximately 61,590 metric tons of fertilizer products, as compared to 48,038 metric tons and 22,834 for the fiscal year ended June 30, 2011 and 2010, respectively. For the fiscal year ended June 30, 2012, Gufeng sold approximately 256,618 metric tons of fertilizer products, as compared to 289,731 metric tons for the fiscal year ended June 30, 2011. Our sales of fertilizer products to five provinces accounted for approximately 58.9% of our fertilizer revenue for the fiscal year ended June 30, 2012.  Specifically, the provinces and their respective percentage contribution to our fertilizer revenues were Beijing (24.2%), Hebei (16.3%), Jilin (9.0%), Liaoning (6.6%) and Inner Mongolia (2.8%).

As of June 30, 2012, we had a total of 943 distributors covering 22 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 758 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Its top five distributors accounted for 2.1% of Jinong’s fertilizer revenues for the fiscal year ended June 30, 2012. Gufeng had 185 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 47.0% of its revenues for the fiscal year ended June 30, 2012, of which Sinoagri Holding Company Limited accounted for 25.8% of Gufeng’s revenue for the fiscal year ended June 30, 2012.

Agricultural Products

Through Jintai, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Jintai’s and Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 99.5% of our agricultural products revenue for the fiscal year ended June 30, 2012 were Shaanxi (92.0%), Ningxia (6.5%) and Guangdong (0.9%).

Recent Developments

New Products

During the three months ended June 30, 2012, Jinong launched seven new fertilizer products, which included five broad-spectrum and two powder fertilizer products. Jinong’s new products generated approximately $115,256, or 0.5% of Jinong’s fertilizer revenues for the three months ended June 30, 2012. Jinong also added 46 new distributors for the three months ended June 30, 2012. Jinong’s new distributors accounted for approximately $1,706,005, or 6.9% of Jinong’s fertilizer revenues for the three months ended June 30, 2012. Jinong’s revenue attributable to the new products distributed by its new distributors was approximately $44,110, or 0.2% of Jinong’s fertilizer revenues for the three months ended June 30, 2012. During the three months ended June 30, 2012, Gufeng launched no new fertilizer product. Gufeng added three new distributors during the three months ended June 30, 2012, which accounted for approximately $475,410, or 1.5%, of Gufeng’s fertilizer revenues.

Jintai’s Relocation

We have started to relocate Jintai to the facilities of one of the Company’s other subsidiaries-Yuxing, located in Hu County, Xi’an. Yuxing’s facilities are approximately a one hour drive south of Jintai's current location in the Economic and Technical Development Zone (the "Zone") in the metro area of the city of Xi'an.

As mentioned in the Company's previous quarterly reports, with the rapid growth of urbanization in Xi'an, the Zone has been inhabited by a large and dense population and the periphery of Jintai has bristled with various industrial factories and utility plants. The Zone's concentrated industrial activities and dense population changed the micro bioenvironment for the growth of Jintai's agricultural products and disturbed Jintai's normal fertilizer research and development. Recently such changes caused the death and obsolescence of large amount of Jintai's flowers and seedlings. Additionally, the government recently introduced a new rezoning plan for the Zone, and the land Jintai currently occupies is being converted from agriculture use to residential and commercial use. The rezoning will prohibit the agricultural growth activities that Jintai currently conducts at the property. To continue Jintai's business, the Company will relocate all of Jintai's operations, including greenhouses, inventories, growing seedlings, flowers and parent plants, to Yuxing.

The relocation commenced on March 1, 2012 and the entire relocation process is expected to complete by the end of fiscal year 2013. Further, we may consider merging the subsidiaries of Yuxing and Jintai together to reduce operating cost and streamline management at appropriate time in the future.

Results of Operations

The fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011.

The following table shows the operating results of the Company on a consolidated basis for the fiscal years ended June 30, 2012 and 2011.

	For the Years Ended June 30,
	2012	2011	Change	Change%
Sales
Jinong	$88,168,740	$65,629,265	22,539,475	34.3%
Gufeng	121,480,943	107,081,018	14,399,925	13.4%
Jintai	5,792,002	6,826,933	(1,034,931)	(15.2)%
Yuxing	2,082,520	180,750	1,901,770	1052.2%
Net sales	217,524,205	179,717,966	37,806,239	21.0%
Cost of goods sold
Jinong	34,129,304	26,449,117	7,680,187	29.0%
Gufeng	96,756,719	85,670,990	11,085,729	12.9%
Jintai	5,415,970	3,841,391	1,574,579	41.0%
Yuxing	1,946,979	136,433	1,810,546	1327.1%
Cost of goods sold	138,248,972	116,097,931	22,151,041	19.1%
Gross profit	79,275,233	63,620,035	15,655,198	24.6%
Operating expenses
Selling expenses	11,548,816	7,121,905	4,426,911	62.2%
General and administrative expenses	13,801,407	14,386,699	(585,292)	(4.1)%
Total operating expenses	25,350,223	21,508,604	3,841,619	17.9%
Income from operations	53,925,010	42,111,431	11,813,579	28.1%
Other income (expense)
Other income (expense)	60,212	23,999	36,213	150.9%
Interest income	364,536	282,727	81,809	28.9%
Interest expense, net	(1,590,620)	(466,912)	(1,123,708)	240.7%
Total other income (expense)	(1,165,872)	(160,186)	(1,005,686)	627.8%
Income before income taxes	52,759,138	41,951,245	10,807,893	25.8%
Provision for income taxes	10,801,313	9,037,144	1,764,169	19.5%
Net income	41,957,825	32,914,101	9,043,724	27.5%
Other comprehensive income
Foreign currency translation gain	4,876,751	7,547,145	(2,670,394)	(35.4)%
Comprehensive income	$46,834,576	$40,461,246	$6,373,330	15.8%
Basic weighted average shares outstanding	26,943,530	25,929,517	1,014,013	3.9%
Basic net earnings per share	$1.56	$1.27	$0.29	22.7%
Diluted weighted average shares outstanding	26,943,530	25,929,517	1,014,013	3.9%
Diluted net earnings per share	1.56	1.27	0.29	22.7%

Net Sales

Total net sales for the fiscal year ended June 30, 2012 were $217,524,205, an increase of $37,806,239, or 21.0%, from $179,717,966 for the fiscal year ended June 30, 2011. This increase was largely due to the strong sales of humic acid liquid and compound fertilizer products from Jinong and Gufeng respectively, which had higher selling prices.

For the fiscal year ended June 30, 2012, Jinong’s net sales increased $22,539,475, or 34.3%, to $88,168,740 from $65,629,265 from the fiscal year ended June 30, 2011. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing.

For the fiscal year ended June 30, 2012, net sales at Gufeng were $121,480,943, an increase of $14,399,925, or 13.4%, from $107,081,018 for the fiscal year ended June 30, 2011. The increase was due to the increasing demand for the organic/inorganic humic acid compound fertilizer products of Gufeng, higher average selling price per metric ton for the fiscal year ended June 30, 2012 than the price for the fiscal year ended June 30, 2011, and higher percentage of more expensive humic acid-based fertilizers in Gufeng’s product mix than in the same period in 2011. While with increase of 28% in the average unit price per metric ton at Gufeng from fiscal year 2011 to fiscal year 2012, the total sales volume at Gufeng decreased by 11% in metric tons from the fiscal year ended June 30, 2011 to the fiscal year ended June 30, 2012. Such decrease in sales volume is mainly attributable to the decrease in Gufeng’s export sales volume for the fiscal year ended June 30, 2012.

Jintai’s net sales decreased by $1,034,931, or 15.2%, to $5,792,002 for the fiscal year ended June 30, 2012 from $6,826,933 for the same period in 2011. The decrease was mainly attributable to Jintai’s nearby environmental degradation which resulted in its relocation commenced on March 1, 2012 and is still on going. Therefore, Jintai did not generate any sales revenue since March 1, 2012.

For the fiscal year ended June 30, 2012, Yuxing’s net sales were $2,082,520, an increase of $ 1,901,770, from $180,750 during the fiscal year ended June 30, 2011. The increase was mainly attributable to the strong sales of Yuxing’s top-grade flowers in the fiscal year 2012, while in the fiscal year 2011 Yuxing did not have commercialized top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2012 was $138,248,972, an increase of $22,151,041, or 19.1%, from $116,097,931 for the fiscal year ended June 30, 2011. This increase was mainly due to the increase in sales and the increase in raw material and manufacturing costs.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2012 was $34,129,304, an increase of $7,680,187, or 29.0%, from $26,449,117 for the same period in 2011. The increase was primarily attributable to the increase in the cost of raw materials and packaging materials.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2012 was $96,756,719, an increase of $11,085,729, or 12.9%, from $85,670,990 for the same period in 2011. The increase was primarily due to the increase in Gufeng’s fertilizer sales, the increase in Gufeng’s raw material cost and manufacturing costs.

Cost of goods sold by Jintai for the fiscal year ended June 30, 2012 was $5,415,970, an increase of $1,574,579, or 41.0%, from $3,841,391 for fiscal year 2011. The increase was primarily attributable to the obsolescence of Jintai’s butterfly orchids as the result of Jintai’s relocation.

For fiscal year ended June 30, 2012, cost of goods sold by Yuxing was $1,946,979, an increase of $1,810,546, from $136,433 for the fiscal year ended June 30, 2011. The increase was proportional to Yuxing’s sales.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2012 increased by $ 15,655,198, or 24.6%, to $79,275,233, as compared to $63,620,035 for the fiscal year ended June 30, 2011. Gross profit margin was approximately 36.4% and 35.4% for the fiscal year ended June 30, 2012 and 2011, respectively.

Gross profit generated by Jinong increased by $14,859,288, or 37.9%, to $54,039,436 for the fiscal year ended June 30, 2012 from $39,180,148 for the fiscal year ended June 30, 2011. Gross profit margin from Jinong’s sales was approximately 61.3% and 59.7% for the fiscal year ended June 30, 2012 and 2011, respectively.

For the fiscal year ended June 30, 2012, gross profit generated by Gufeng was $ 24,724,224, an increase of $ 3,314,196, or 15.5%, from $21,410,028 for the fiscal year ended June 30, 2011. Gross profit margin from Gufeng’s sales was approximately 20.4% and 20.0% for the fiscal year ended June 30, 2012 and 2011, respectively.

Gross profit from Jintai decreased by $2,609,510, or 87.4%, for the fiscal year ended June 30, 2012, to $376,032, as compared to $2,985,542 for the fiscal year ended June 30, 2011. Gross profit margin from Jintai’s sales was approximately 6.5% and 43.7% for the fiscal years ended June 30, 2012 and 2011, respectively.

For the fiscal year ended June 30, 2012, gross profit from Yuxing was $135,541, an increase of $91,224 or 205.8%, from $44,317 for the fiscal years ended June 30, 2011. Gross profit margin from Yuxing’s sales was approximately 6.5% and 24.5% for the fiscal years ended June 30, 2012 and 2011, respectively.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $11,548,816, or 5.3%, of net sales for the fiscal year ended June 30, 2012, as compared to $7,121,905, or 4.0% of net sales for the fiscal year ended June 30, 2011, an increase of $4,426,911, or 62.2%. The selling expenses of Gufeng were $3,183,853, or 2.6% of Gufeng’s net sales for the fiscal year ended June 30, 2012, as compared to $ 2,834,005, or 2.6% of Gufeng’s net sales for the fiscal year ended June 30, 2011. The selling expenses of Jinong for the fiscal year ended June 30, 2012 were $8,305,444, or 9.4% of Jinong’s net sales, as compared to selling expenses of $4,254,198, or 6.5% of Jinong’s net sales in fiscal year 2011. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued due to pending litigations. General and administrative expenses were $13,801,407, or 6.3% of net sales, for the fiscal year ended June 30, 2012, as compared to $14,386,699, or 8.0%, of net sales for the fiscal year ended June 30 2011, a decrease of $585,292, or 4.1%. This decrease was primarily the result of the decrease of legal and investor relations fees incurred in connection with certain pending litigations in 2011.

Total Other Income (Expenses)

Total other income (expense) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the fiscal year ended June 30, 2012 was $1,165,872, as compared to total other income of $160,186 for the fiscal year ended June 30, 2011, an increase in expense of $1,005,686, or 627.8%. The increase was mainly attributable to the $1,590,620 interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $6,597,766 for the fiscal year ended June 30, 2012, as compared to $5,157,184 for the fiscal year ended June 30, 2011, an increase of $1,440,582, or 27.9%, which was primarily attributable to Jinong’s increased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $4,203,548 for the fiscal year ended June 30, 2012, as compared to $3,879,959 for the fiscal year ended June 30, 2011, an increase of $323,589, or 8.3%.

Jintai has been exempt from paying income tax as its products fall into the tax exemption list set out in the EIT.

Yuxing has no income tax for the fiscal year ended June 30, 2012 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT, the same treatment as Jintai receives.

Net Income

Net income for the fiscal year ended June 30, 2012 was $41,957,825, an increase of $9,043,724, or 27.5%, compared to $32,914,101 for the fiscal year ended June 30, 2011. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 19.3% and18.3 % for the fiscal year ended June 30, 2012 and 2011, respectively.

The fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.

The following table shows the operating results of the Company on a consolidated basis for the fiscal years ended June 30, 2011 and 2010.

	For the Years Ended June 30,
	2011	2010	Change	Change%
Sales
Jinong	$65,629,265	$45,816,377	19,812,888	43.2%
Gufeng	107,081,018	-	107,081,018	n/a
Jintai	6,826,933	6,274,375	552,558	8.8%
Yuxing	180,750	-	180,750	n/a
Net sales	179,717,966	52,090,752	127,627,214	245.0%
Cost of goods sold
Jinong	26,449,117	17,700,532	8,748,585	49.4%
Gufeng	85,670,990	-	85,670,990	n/a
Jintai	3,841,391	3,438,020	403,371	11.7%
Yuxing	136,433	-	136,433	n/a
Cost of goods sold	116,097,931	21,138,552	94,959,379	449.2%
Gross profit	63,620,035	30,952,200	32,667,835	105.5%
Operating expenses
Selling expenses	7,121,905	2,203,345	4,918,560	223.2%
General and administrative expenses	14,386,699	3,822,234	10,564,465	276.4%
Total operating expenses	21,508,604	6,025,579	15,483,025	257.0%
Income from operations	42,111,431	24,926,621	17,184,810	68.9%
Other income (expense)
Other income (expense)	23,999	(5,321)	29,320	-551.0%
Interest income	282,727	275,449	7,278	2.6%
Interest expense, net	(466,912)	(112,475)	(354,437)	315.1%
Total other income (expense)	(160,186)	157,653	(317,839)	-201.6%
Income before income taxes	41,951,245	25,084,274	16,866,971	67.2%
Provision for income taxes	9,037,144	3,794,516	5,242,628	138.2%
Net income	32,914,101	21,289,758	11,624,343	54.6%
Other comprehensive income
Foreign currency translation gain	7,547,145	899,481	6,647,664	739.1%
Comprehensive income	$40,461,246	$22,189,239	18,272,007	82.3%

Basic weighted average shares outstanding	25,929,517	23,468,246	2,461,271	10.5%
Basic net earnings per share	$1.27	$0.91	0.36	39.9%
Diluted weighted average shares outstanding	25,929,517	23,468,246	2,461,271	10.5%
Diluted net earnings per share	1.27	0.91	0.36	39.9%

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

Net sales at Gufeng, which included one quarter of production on the new 200,000 metric ton line, for the fiscal year ended June 30, 2011, were $107.1 million.

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

Gross Profit

Total gross profit for the fiscal year ended June 30, 2011 increased by $32,667,835, or 105.5%, to $63,620,035, as compared to $30,952,200 for the fiscal year ended June 30, 2010. Gross profit margin was approximately 35.4% and 59.4% for the fiscal year ended June 30, 2011 and 2010, respectively. The decrease in gross profit margin was primarily due to the acquisition of Gufeng, which mainly sells low-margin granular fertilizer products. The gross profit without including Gufeng’s gross profit was $42,210,007 with a gross profit margin of 58.1%.

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

Discussion of Segment Profitability Measures

As of June 30, 2012, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Jintai and Yuxing. For financial reporting purposes, our operations were organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.

Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

For Jinong, the net income increased 28.2% by $8,224,216 to $37,363,673 for the fiscal year 2012 from $29,139,457 for the fiscal year 2011, while its net income increased 35.5% by $7,637,205 to $29,139,457 for the fiscal year 2011 from $21,502,252 for the fiscal year 2010.

For Gufeng, the net income increased 12.2% by $1,339,117 to $12,335,102 for the fiscal year 2012 from $10,995,984 for the fiscal year 2011.

For Yuxing, the net loss decreased 41.8% by$122,918.00 to $170,996 for the fiscal year 2012 from $293,914 for the fiscal year 2011, while its net loss increased 62.1% by $112,610 to a net loss of $293,914 for the fiscal year 2011 from a net loss of $181,304 for the fiscal year 2010.

For Jintai, the net loss increased 1,835.9% by $1,766,991 to $1,863,235 for the fiscal year 2012 from the net loss of $96,244 for the fiscal year 2011, while it net income decreased 103.6% by $2,736,477 to a net loss of $96,244 for the fiscal year 2011 from a net profit of $2,640,233 for the fiscal year 2010The loss incurred by Jintai in fiscal year 2012 was primarily due to its relocation.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2012, cash and cash equivalents were $71,978,630, an increase of $6,372,217 and $3,270,976, or 9.7% and 5.2%, respectively, from $65,606,413 and $62,335,437 as of June 30, 2011 and 2010, respectively.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended June 30,
	2012	2011	2010
Net cash provided by operating activities	$6,400,398	$33,647,469	$12,232,035
Net cash used in investing activities	(11,883,947)	(32,966,702)	(16,524,693)
Net cash provided by financing activities	10,278,376	-	48,451,548
Effect of exchange rate change on cash and cash equivalents	1,577,390	2,590,209	381,100
Net increase in cash and cash equivalents	6,372,217	3,270,976	44,539,990
Cash and cash equivalents, beginning balance	65,606,413	62,335,437	17,795,447
Cash and cash equivalents, ending balance	$71,978,630	$65,606,413	$62,335,437

Operating Activities

Net cash provided by operating activities was $6,399,953 for the fiscal year ended June 30, 2012, a decrease of $27,247,516, or 81.0%, and an increase of $21,415,434, or 175.1%%, respectively, from $33,647,469 and $12,232,035 net cash provided by operating activities for fiscal years 2011 and 2010, respectively. The decrease was mainly due to the increased credit sales by Gufeng during the fiscal year ended June 30, 2012, which was part of Gufeng’s warehouse selling. To retain and expand Gufeng’s market share, Gufeng enhanced its warehouse selling and increased the credit sales for Gufeng’s fertilizer products. Credit sales by Jinong have also increased during the fiscal year ended June 30, 2012 contributing to the decrease in cash provided by operations. In addition to an increase in accounts receivables, our inventory has increased to keep up with the increase in our revenues which also results in a decrease in cash provided by operations.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2012 was $11,883,947, a decrease of $21,082,755, or 64.0% from $32,966,702 for the fiscal year ended June 30, 2011. The $11,883,947 used in investing activities in 2012 was on purchases of property plant and equipment. In 2011 the $32,966,702 used in investing activities consisted of purchases of property, plant and equipment of $22,740,118, the acquisition of Gufeng of $6,720,539 and an increase in construction in progress of $3,506,045.

Financing Activities

Net cash provided by financing activities in the fiscal year ended June 30, 2012 totaled $10,278,376. The net cash provided by financing activities for the same period in 2011 and 2010 was $0 and $48,451,548, mainly due to the Public Offerings. The cash provided by financing activities in 2012 was primarily due to the proceeds of loans of $9,678,375.

At June 30, 2012, 2011 and 2010, our loans payable were as follows:

	June 30, 2012	June 30, 2011	June 30, 2010*
Short term loans payable:	$13,931,280	$4,099,550	$-
Total	$13,931,280	$4,099,550	$-

*Excludes Gufeng, which was acquired in July 2010.

Accounts Receivable

We had accounts receivable of $62,001,158 as of June 30, 2012, as compared to $17,517,625 and $15,571,888 as of June 30, 2011 and 2010, respectively, an increase of $44,483,533 and $1,954,737, or 253.9% and 12.5%, respectively. To retain and expand its market share, Gufeng enhanced its warehouse selling and increased the credit sales for Gufeng’s fertilizer products. Jinong has increased its sales of humic acid fertilizer products including liquid and powder fertilizers as a result of increased distributors and the aggressive marketing. The significant increase in account receivable is directly attributed to the significant increase in credit sales over the most recent fiscal year. Management continually monitors and evaluates the structure and collectability of its accounts receivable balances, performs routine assessment of our customers’ creditworthiness and provides an allowance for doubtful accounts when necessary.

Our allowance for doubtful accounts was $679,268 as of June 30, 2012, as compared to $337,801 and $193,403 as of June 30, 2011 and 2010, respectively, an increase of $341,467 and $144,398, or 101.1% and 74.7%, respectively. The increase of allowance for doubtful accounts was mainly due to the increased credit sales in Gufeng.

Inventories

We had an inventory of $28,602,684 as of June 30, 2012, as compared to $23,732,404 and $11,262,647 as of June 30, 2011 and 2010, an increase of $4,870,280 and $12,469,757 or 20.5% and110.7%. The main reason for this increase was that we increased our packing material reserves and our finished fertilizer products for sale to meet the anticipated large order. Sales for the fiscal year ended June 30, 2012 have increased by approximately 34.3% and 43.2% over the comparable periods in 2011 and 2010, respectively. We have had to increase our inventory to keep up with current demand for our products.

Advances to Suppliers

We had advances to suppliers of $12,207,325 as of June 30, 2012 as compared to $11,487,896 and $221,280 as of June 30, 2011 and 2010, respectively, representing an increase of $719,429 and $11,266,616, or 6.3% and 5,091.6%, respectively.  The increase in the amount of advances to suppliers is mainly due to Gufeng’s seasonal compound fertilizer business, which may result in carrying significant amounts of inventory and seasonal variations in working capital. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to feed the production. To build up the inventory, we typically make advance payment to the supplier to secure the supply of raw material of basic fertilizer. Our inability to predict future seasonal fertilizer demand accurately may result in excess inventory or product shortages.

Accounts Payable

We had accounts payable of $6,881,748 as of June 30, 2012 as compared to $5,981,703 and $328,124 as of June 30, 2011 and 2010, representing an increase of $900,045 and 5,653,579, or 15.0% and 1, 723.0%. The increase was mainly attributable to late payment on packing material due to late receipt of invoices.

Unearned Revenue

We had unearned revenue of $2,625,014 as of June 30, 2012 as compared to $11,059,313 and $41,645 as of June 30, 2011 and 2010, respectively, representing a decrease of $8,434,299, or 76.3% and an increase of $11,017,668, or 26,456.2%, respectively.  The decrease in unearned revenue results from the expanded credit sales to selected distributors in Gufeng’s warehouse sales program. Such program is a customized marketing strategy that requires less or few advanced deposit payment from the participating distributors prior to the delivery of fertilizer products. With offering participating distributors certain sales credits in distributing the fertilizer products through the program, the Company manages more account receivables and concurrently has less unearned revenue.

Tax Payable

We had taxes payable of $17,675,389 as of June 30, 2012 as compared to $7,004,865 and $2,304,382 as of June 30, 2011 and 2010, respectively, representing an increase of $10,670,524 and $4,845,891, or 152.3% and 210.3%, respectively.  This increase was mainly due to the growth and expansion from Gufeng post to its acquisition, which had taxes payable of $8,267,924 as of June 30, 2012.

Contractual Obligations

At June 30, 2012, our contractual obligations are as follows:

		Payments Due by Period
	Less Than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Short term loans	$13,931,280	$-	$-	$-	$13,931,280
Operating lease obligations	61,686	61,686	15,419	15,419	154,210
Total	$13,992,966	$61,686	$15,419	$15,419	$14,085,490

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

Our revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are not returnable and sales discounts are not granted after products are delivered.

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

Estimate Impairment of Long-Lived Assets

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

Estimate Impairment of Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2012, 2011, and 2010, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2012, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

During the year ended June 30, 2012, we were organized into four main business segments: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production).

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Report.

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2012, our accumulated other comprehensive income was $15.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2011 and June 30, 2010 was $13.9 million and $4.1 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2012. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

Balance sheets, as of June 30, 2012 and 2011, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2012 and 2011, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by Kabani & Company, Inc., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture, Inc. and its subsidiaries

We have audited China Green Agriculture, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, China Green Agriculture, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of China Green Agriculture, Inc. and its subsidiaries, and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ KABANI & COMPANY, INC

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

September 13, 2012

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this report:

Financial Statements

The following financial statements of China Green Agriculture, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets - as of June 30, 2012 and 2011	F-2

Consolidated Statements of Income and Other Comprehensive Income - for the Years ended June 30, 2012 and 2011	F-

Consolidated Statements of Shareholders’ Equity - for the Years ended June 30, 2012 and 2011	F-

Consolidated Statements of Cash Flows - for the Years ended June 30, 2012 and 2011	F-

Notes to Consolidated Financial Statements	F- - F-

(b)      Exhibits

See the Exhibit Index following the signature page of this Report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Agriculture, Inc.

Date: September 13, 2012	By:	/s/ Tao Li
Tao Li, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 13, 2012	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO (principal executive officer)

September 13, 2012	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

September 13, 2012	/s/ Yu Hao
Yu Hao, Director

September 13, 2012	/s/ Lianfu Liu
Lianfu Liu, Director

September 13, 2012	/s/ Yizhao Zhang
Yizhao Zhang, Director

September 13, 2012	/s/ Yiru Shi
Yiru Shi, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2012

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

10.1	Employment Agreement, dated January 16, 2008, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Mr. Tao Li (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 7, 2010).

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.5	Employment Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and Qing Xin Jiang dated July 1, 2010. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011)

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011)

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.9	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

E-1

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi

10.12	Project Construction Contract dated August 10, 2010 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1	List of Subsidiaries of the Company.

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. The Company’s management is responsible for these financial statements and schedules. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture, Inc. and its subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Green Agriculture, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

September 13, 2012

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND 2011

	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$71,978,630	$65,606,413
Accounts receivable, net	62,001,158	17,517,625
Inventories	28,602,684	23,732,404
Other current assets	299,526	537,126
Advances to suppliers	12,207,325	11,487,896
Total Current Assets	175,089,323	118,881,464

Plant, Property and Equipment, Net	80,065,161	66,211,441

Construction In Progress	-	4,662,039

Other Assets - Non Current	182,119	150,169

Intangible Assets, Net	27,618,641	28,508,629

Goodwill	5,075,809	4,957,245

Total Assets	$288,031,053	$223,370,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,881,748	$5,981,703
Unearned revenue	2,625,014	11,059,313
Accrued expenses and other payables	4,290,249	3,282,353
Amount due to related parties	370,719	69,962
Taxes payable	17,675,389	7,004,865
Short term loans	13,931,280	4,099,550
Total Current Liabilities	45,774,399	31,497,746

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 27,455,722 and 26,845,860 shares issued and outstanding as of June 30, 2012 and June 30, 2011, respectively	27,456	26,846
Additional paid-in capital	102,175,709	98,627,482
Statutory reserve	15,130,158	10,027,721
Retained earnings	109,142,824	72,287,436
Accumulated other comprehensive income	15,780,507	10,903,756
Total Stockholders' Equity	242,256,654	191,873,241

Total Liabilities and Stockholders' Equity	$288,031,053	$223,370,987

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF  INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2012, 2011, AND 2010

	For the Years Ended June 30,
	2012	2011	2010
Sales
Jinong	$88,168,740	$65,629,265	$45,816,377
Gufeng	121,480,943	107,081,018	-
Jintai	5,792,002	6,826,933	6,274,375
Yuxing	2,082,520	180,750	-
Net sales	217,524,205	179,717,966	52,090,752
Cost of goods sold
Jinong	34,129,304	26,449,117	17,700,532
Gufeng	96,756,719	85,670,990	-
Jintai	5,415,970	3,841,391	3,438,020
Yuxing	1,946,979	136,433	-
Cost of goods sold	138,248,972	116,097,931	21,138,552
Gross profit	79,275,233	63,620,035	30,952,200
Operating expenses
Selling expenses	11,548,816	7,121,905	2,203,345
General and administrative expenses	13,801,407	14,386,699	3,822,234
Total operating expenses	25,350,223	21,508,604	6,025,579
Income from operations	53,925,010	42,111,431	24,926,621
Other income (expense)
Other income (expense)	60,212	23,999	(5,321)
Interest income	364,536	282,727	275,449
Interest expense, net	(1,590,620)	(466,912)	(112,475)
Total other income (expense)	(1,165,872)	(160,186)	157,653
Income before income taxes	52,759,138	41,951,245	25,084,274
Provision for income taxes	10,801,313	9,037,144	3,794,516
Net income	41,957,825	32,914,101	21,289,758
Other comprehensive income
Foreign currency translation gain	4,876,751	7,547,145	899,481
Comprehensive income	$46,834,576	$40,461,246	$22,189,239

Basic weighted average shares outstanding	26,943,530	25,929,517	23,468,246
Basic net earnings per share	$1.56	$1.27	$0.91
Diluted weighted average shares outstanding	26,943,530	25,929,517	23,468,246
Diluted net earnings per share	1.56	1.27	0.91

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010

	Number Of Shares	Common Stock	Additional Paid In Capital	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BALANCE, JUNE 30, 2009	12,281,569	$12,282	$2,060,162	$3,468,530	$24,642,768	$2,457,130	$32,640,872

Net income for the year ended June 30, 2010	-	-	-	-	21,289,758	-	21,289,758

Reclass PIPE shares subject to redemption	6,313,617	6,314	20,512,941	-	-	-	20,519,255

Stock issued in relation to fund raising	5,627,564	5,628	51,487,207	-	-	-	51,492,835

Stock based compensation	272,161	272	1,695,449	-	-	-	1,695,721

Exercised of stock options-cashless	77,418	77	(77)	-	-	-	-

Transfer to statutory reserve	-	-	-	2,396,118	(2,396,118)	-	-

Accumulative other comprehensive income	-	-	-	-	-	899,481	899,481

BALANCE, JUNE 30, 2010	24,572,329	24,573	75,755,682	5,864,648	43,536,408	3,356,611	128,537,922

Net income for the year ended ended June 30, 2011	-	-	-	-	32,914,101	-	32,914,101

Stock issued in relation to Acquisition	2,275,931	2,275	19,297,619	-	-	-	19,299,894

Stock based compensation	-	-	3,605,235	-	-	-	3,605,235

Forefeiture of shares issued for services	(2,400)	(2)	(31,054)	-	-	-	(31,056)

Transfer to statutory reserve	-	-	-	4,163,073	(4,163,073)	-	-

Accumulative other comprehensive income	-	-	-	-	-	7,547,145	7,547,145

BALANCE, JUNE 30, 2011	26,845,860	26,846	98,627,482	10,027,721	72,287,436	10,903,756	191,873,241

Net income for the year ended June 30, 2012	-	-	-	-	41,957,825		41,957,825

Issuance of stock for cash	63,158	63	299,938	-	-	-	300,001

Issuance of stock for consulting services	5,704	6	23,994	-	-	-	24,000

Stock based compensation	541,000	541	3,224,295	-	-	-	3,224,836

Transfer to statutory reserve	-	-	-	5,102,437	(5,102,437)	-	-

Accumulative other comprehensive income	-	-	-	-	-	4,876,751	4,876,751

BALANCE, JUNE 30, 2012	27,455,722	$27,456	$102,175,709	$15,130,158	$109,142,824	$15,780,507	$242,256,654

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012, 2011, AND 2010

	For The Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities
Net income	$41,957,825	$32,914,101	$21,289,758
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	3,248,836	3,605,235	1,695,449
Cancelation of previously issued shares for services	-	(31,056)	-
Depreciation	4,429,960	4,161,068	2,310,596
Amortization	1,562,906	1,587,190	287,521
Changes in operating assets, net of effects from acquisitions
Accounts receivable	(43,814,193)	(838,962)	(7,278,914)
Other current assets	245,965	(414,302)	50,286
Inventories	(4,278,219)	6,765,750	(4,006,562)
Advances to suppliers	(442,144)	(9,390,123)	(124,298)
Other assets	(28,198)	(146,674)	(44,648)
Change in operating liabilities, net of effects from acquisitions
Accounts payable	755,931	(494,063)	(602,750)
Unearned revenue	(8,649,382)	(8,875,835)	17,304
Tax payables	10,443,311	4,467,368	(606,318)
Accrued expenses and other payables	967,800	337,772	(755,389)
Net cash provided by operating activities	6,400,398	33,647,469	12,232,035

Cash flows from investing activities
Purchase of plant, property, and equipment	(11,883,947)	(22,740,118)	(14,092,793)
Purchase of intangible assets	-	-	(10,719,653)
Acquisition, net of cash acquired	-	(6,720,539)	-
Increase in construction in progress	-	(3,506,045)	8,287,753
Net cash used in investing activities	(11,883,947)	(32,966,702)	(16,524,693)

Cash flows from financing activities
Repayment of loan	-	(2,253,000)	(3,178,477)
Proceeds from loans	9,678,375	2,253,000	-
Shares issuance cost	-	-	(2,232,302)
Proceeds from issuance of shares	300,001	-	53,778,748
Advance from related party	300,000	-	-
Restricted cash	-	-	83,579
Net cash provided by financing activities	10,278,376	-	48,451,548

Effect of exchange rate change on cash and cash equivalents	1,577,390	2,590,209	381,100
Net increase in cash and cash equivalents	6,372,217	3,270,976	44,539,990

Cash and cash equivalents, beginning balance	65,606,413	62,335,437	17,795,447
Cash and cash equivalents, ending balance	$71,978,630	$65,606,413	$62,335,437

Supplement disclosure of cash flow information
Interest expense paid	$1,590,620	$562,778	$112,475
Income taxes paid	$337,872	$4,623,700	$3,081,886

Supplement disclosure of non-cash investing and financing activities
Issuance of 2,275,931 shares for acquisition of Gufeng	$-	$19,299,894	$-

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

The Company’s corporate structure as of June 30, 2012 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2012 was $71,701,092. There is no insurance securing these deposits in China. In addition, the Company also had $280,445 in cash in two banks in the United States as of June 30, 2012, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2012 and 2011, the Company had accounts receivable of $62,001,158 and $17,517,625, net of allowance for doubtful accounts of $679,268 and $337,801, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At June 30, 2012 and 2011, the Company had no reserve for obsolete goods.

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. At June 30, 2012 and 2011, the Company determined that there were no impairments of its long-lived assets.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2012, 2011, and 2010, respectively.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of June 30, 2012, the Company performed the required impairment review which resulted in no impairment adjustment.

Summary of changes in goodwill by reporting segments is as follows:

		Foreign
	Balance at	Currency	Balance at
Entity	June 30, 2011	Adjustment	June 30, 2012
Gufeng	$4,957,245	$118,564	$5,075,809

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had no assets and liabilities measured at fair value at June 30, 2012 and 2011.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

Revenue recognition

Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2012 and 2011, the Company had unearned revenues of $2,625,014 and $11,059,313, respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance are made as products delivered and accepted by customers are not returnable and sales discounts are not granted after products are delivered.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2012, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of the Company and Green New Jersey is the US dollar. The functional currency of the Chinese subsidiaries is the Chinese Yuan or Renminbi (“RMB”). For the subsidiaries whose functional currencies are other than the US dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the income statement and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of June 30, 2012, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production).

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Statement of cash flows

The Company's cash flows from operations are calculated based on the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

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

The components of basic and diluted earnings per share consist of the following:

	For the Years Ended June 30,
	2012	2011	2010
Net Income for Basic Earnings Per Share	$41,957,825	$32,914,101	$21,289,758
Basic Weighted Average Number of Shares	26,943,530	25,929,517	23,468,246
Net Income per Share – Basic	$1.56	$1.27	$0.91

Net Income for Diluted Earnings Per Share	$41,957,825	$32,914,101	$21,289,758
Diluted Weighted Average Number of Shares	26,943,530	25,929,517	23,468,246
Net Income per Share – Diluted	$1.56	$1.27	$0.91

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2012 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan by purchasing all of Gufeng’s outstanding equity interests and delivering acquisition consideration of approximately $8.8 million cash and approximately 1.4 million shares of the Company’s common stock (valued at approximately $11.6 million) to the former shareholders of Gufeng or their designees (the “Gufeng Shareholders”). Additionally, the Company may be required to deliver up to an additional 0.9 million shares of common stock, which are being held in escrow (the “Escrowed Shares”), to be released based upon achievement of following conditions:

1) If Gufeng achieved certain sales revenue targets for its fiscal year ending June 30, 2011 (the “Sales Target”), 341,390 of the Escrowed Shares would be released from escrow to the Gufeng Shareholders, which is subject to adjustment based on a three-tier system. If Gufeng achieved at least 80% of the Sales Target, then 227,593 of the Escrowed Shares would be released from escrow to the Gufeng Shareholder, and if Gufeng achieves at least 60% of the Sales Target, then 113,797 of the Escrowed Shares would be released from escrow to the Gufeng Shareholders. Gufeng had revenues of $107,081,108 for the year ended June 30, 2011, which met the Sales Target; therefore, 341,390 shares are to be released from escrow.

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

The Company recognized a liability based on the acquisition date fair value of the acquisition-related contingent consideration based on the probability of the achievement of the targets. Based on the Company’s estimation, an initial liability of $2.9 million (341,390 shares) was recorded with adjustments made at each quarter end during the period ended June 30, 2011. The total shares to be released from escrow and due to the Gufeng shareholders at June 30, 2011 are 910,373 with a value of $7,719,963, which is recorded as “Common Stock” and “Additional Paid in Capital” on the accompanying consolidated statement of stockholders’ equity as the shares were released shortly after June 30, 2011.

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

The following table summarizes the preliminary fair value of amortizable and indefinite-lived intangible assets as of their respective acquisition dates:

Gufeng at July 2, 2010
($ in millions)	Fair Value	Estimated useful life (in years)
Amortizable intangible assets:
Customer relationships	$9.6	10
Proprietary technologies	1.3	6
Non-compete agreement	0.2	5

Indefinite-lived intangibles:
Trademarks	6	N/A

Total intangible assets acquired	$17.1

Acquisition related expenses consist of integration related professional services, certain business combination adjustments after the measurement period or purchase price allocation period has ended, and certain other operating expenses, net.

Pretax charges approximating $0.2 million were recorded for acquisition and integration related costs in the period ended June 30, 2011. These charges were recorded as general and administrative expenses. As the acquisition took place on July 2, 2010, the Company’s statement of operations for the year ended June 30, 2011 included the operations of the Company and Gufeng.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	June 30,	June 30,
	2012	2011
Raw materials	$6,009,686	$5,990,640
Supplies and packing materials	565,559	530,644
Work in progress	127,140	105,702
Finished goods	21,900,299	17,105,418
Total	$28,602,684	$23,732,404

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30,	June 30,
	2012	2011

Advancement	$299,526	$530,459

Prepaid insurance	-	6,667

Total	$299,526	$537,126

Advancement represents advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand. Prepaid insurance is related to the underwriting of the Company’s directors and officers insurance policy.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	As of June 30,
	2012	2011
Building and improvements	$36,174,009	$44,032,549
Auto	835,412	1,491,849
Machinery and equipment	63,280,923	37,570,652
Agriculture assets	3,163,286	1,607,333
Total property, plant and equipment	103,453,630	84,702,383
Less: accumulated depreciation	(23,388,469)	(18,490,942)
Total	$80,065,161	$66,211,441

Depreciation expenses for the years ended June 30, 2012, 2011 and 2010 were $4,429,960, $4,161,068 and $2,310,596, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 – CONSTRUCTION IN PROGRESS

As of June 30, 2012 and 2011, construction in progress representing construction for Yuxing greenhouses and supporting facilities, and improvement for Gufeng’s product lines amounted to $0 and 4,662,039, respectively. The construction of greenhouses and supporting facilities in Yuxing concluded in the fourth quarter of fiscal year 2012.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	June 30,
	2012	2011
Land use rights, net	$11,014,591	$11,814,149
Technology patent, net	1,902,131	1,188,969
Customer relationships, net	8,253,368	9,045,858
Non-compete agreement, net	125,453	163,363
Trademarks	6,323,098	6,296,290
Total	$27,618,641	$28,508,629

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

The Land Use Rights consist of the following:

	As of June 30,
	2012	2011
Land use rights	$12,912,125	$12,452,801
Less: accumulated amortization	(1,897,534)	(638,652)
Total land use rights, net	$11,014,591	$11,814,149

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

The technology know-how consisted of the following:

	As of June 30,
	2012	2011
Technology know-how	$2,387,891,	$2,332,113
Less: accumulated amortization	(485,760)	(1,143,144)
Total technology know-how, net	$1,902,131	$1,188,969

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $9,715,268) and is amortized over the remaining useful life of ten years.

	As of June 30,
	2012	2011
Customer relationships	$10,296,000	$10,096,418
Less: accumulated amortization	(2,042,632)	(1,050,560)
Total customer relationships, net	$8,253,368	$9,045,858

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $197,295) and is amortized over the remaining useful life of five years using the straight line method.

	June 30,	June 30,
	2012	2011
Non-compete agreement	$209,088	$204,204
Less: accumulated amortization	(83,635)	(40,841)
Total non-compete agreement, net	$125,453	$163,363

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB 40,700,000 (or $6,083,252) and is subject to an annual impairment test.

Total amortization expenses of intangible assets for the years ended June 30, 2012, 2011 and 2010 amounted to $1,562,906, 1,587,190 and $287,521, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) years after June 30, 2012, are as follows:

Year Ends	Expense ($)
June 30, 2013	1,665,601
June 30, 2014	1,665,601
June 30, 2015	1,665,601
June 30, 2016	1,665,601
June 30, 2017	1,665,601

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	As of June 30,
	2012	2011
Payroll payable	$127,149	$248,686
Welfare payable	168,150	164,223
Accrued expenses	2,827,028	1,666,753
Other payable	1,045,010	1,202,691
Other levy payable	122,912	-
Total	$4,290,249	$3,282,353

NOTE 10 - AMOUNT DUE TO RELATED PARTIES

As of June 30, 2012 and 2011, the amount due to related parties was $370,719 and $69,962, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On August 10, 2010, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd (“Yuxing”) which is a subsidiary of the Company, entered into an agreement with Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”) which was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately US$458,000. The related project is currently ongoing, and RMB 1,212,000 or $183,200 has been paid by the Yuxing to Kingtone.

In July 2007, Jinong signed an office lease with Xi’an Techteam Science and Technology Industry (Group) Co., Ltd. (the “Group Company”), which is controlled by Mr. Tao Li, Green Nevada’s Chairman, President and CEO at a monthly rent of $954 (RMB 6,460) per month. On September 30, 2010, Jinong cancelled this lease agreement with the Group Company without penalty and signed a two year lease effective as of July 1, 2010 directly with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), who owns the property. Kingtone Information is a Variable Interest Entity (“VIE”) controlled by Kingtone Wirelessinfo Solution Holding Ltd. (“Kingtone Wirelessinfo”), whose Chairman and majority shareholder is Mr. Tao Li. According to the new lease agreement, the monthly rent is $1,596 (RMB10,800).

On June 29, 2012, Jinong signed a new office lease with Kingtone Information. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of RMB 24,480(approximately $3,856).

NOTE 11 - LOAN PAYABLES

The short-term loans payable consist of eight loans which mature on dates ranging from July 23, 2012 through April 22, 2013 interest rates ranging from 6.89% to 8.87%. The loans are collateralized by the Company’s land use rights.

			Interest	June 30,
No.	Payee	Loan period per agreement	Rate	2012	2011
1	Agriculture Bank of China-Beijing Branch	January 11, 2012 - January 10, 2013	6.89%	$1,330,560	$1,299,480
2	Agriculture Bank of China-Beijing Branch	March 23, 2012 - March 22, 2013	8.2%	1,267,200	1,237,600
3	Agriculture Bank of China-Beijing Branch	April 23, 2012 - April 22, 2013	7.26%	1,599,840	1,562,470
4	Bank of Tianjin	September 9, 2011 - July 23, 2012	7.54%	1,813,680	-
5	Minsheng Bank	September 8, 2011 - September 8, 2012	8.2%	1,814,372	-
6	Minsheng Bank	September 19, 2011 - September 19, 2012	8.2%	561,628	-
7	China Merchant Bank	July 25, 2011 - July 26, 2012	8.53%	3,960,000	-
8	Industrial and Commercial Bank of China	October 17, 2011 - October 17,2012	8.87%	1,584,000	-
				$13,931,280	$4,099,550

The interest expense from short-term loans were $1,590,620, $466,912 and $112,475 for the years ended June 30, 2012, 2011 and 2010, respectively.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the new Enterprise Income Tax (“EIT”) law of the PRC replaced the existing tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% rate that was applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007, and accordingly, it made provision for income taxes for the years ended June 30, 2012, 2011, and 2010 of $6,597,765, $5,157,185 and, $3,794,516, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $4,203,548, $3,879,959 and $0 for the years ended June 30, 2012, 2011 and 2010, respectively. Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

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

Income Taxes and Related Payables

Taxes payable consist of the following:

	June 30,	June 30,
	2012	2011
VAT provision (credit)	$68,180	$40,495
Income tax payable	17,274,817	6,593,876
Other levies	332,392	370,494
Total	$17,675,389	$7,004,865

Income Taxes in the Consolidated Statements of Income and Comprehensive Income

The provision for income taxes consists of the following:

	June 30,	June 30,	June 30,
	2012	2011	2010
Current tax - foreign	$10,801,313	$9,037,144	$3,794,516
Deferred tax	-	-	-
Total	$10,801,313	$9,037,144	$3,794,516

The components of deferred income tax assets and liabilities as of June 30, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Net operating loss	$5,171,183	$3,230,899
Total deferred tax assets	5,171,183	3,230,899
Less valuation allowance	(5,171,183)	(3,230,899)
	$-	$-

Tax Rate Reconciliation

Our effective tax rates were approximately 20.5%, 21.5% and 15.1% for the year ended June 30, 2012, 2011 and 2010, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2012, 2011 and 2010 for the following reasons:

FY2012	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$58,465,856		$(5,706,718)		$52,759,138

Expected income tax expense (benefit)	13,189,785	22.6%	(1,940,284)	(34.0)%	11,249,501
High-tech income benefits on Jinong	(4,439,873)	(7.6)%	-	-	(4,439,873)
Losses from subsidiaries in which no benefit is recognized	2,051,401	3.5%	-	-	2,051,401
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,940,284	34.0%	1,940,284
Actual tax expense	$10,801,313	18.5%	$-	-%	$10,801,313	20.5%

FY 2011
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$48,782,427		$(6,831,182)		$41,951,245

Expected income tax expense (benefit)	12,195,607	25.0%	(2,322,602)	(34.0)%	9,873,005
High-tech income benefits on Jinong	(3,416,976)	(7.0)%	-	-	(3,416,976)
Losses from subsidiaries in which no benefit is recognized	258,513	0.5%	-	-	258,513
Change in valuation allowance on deferred tax asset from US tax benefit	-		2,322,602	34.0%	2,322,602
Actual tax expense	$9,037,144	18.5%	$-	-%	$9,037,144	21.5%

FY 2010
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$27,755,696		$(2,671,463)		$25,084,233

Expected income tax expense (benefit)	4,163,354	15.0%	(908,297)	(34.0)%	3,255,057
Income tax benefit of nontaxable income on Jintai	(396,034)	(1.4)%	-	-	(396,034)
Income tax benefit of nontaxable income on Yuxing	27,196	0.1%	-	-	27,196
Change in valuation allowance on deferred tax asset from US tax benefit	-		908,297	34.0%	908,297
Actual tax expense	$3,794,516	13.7%	$-	-%	3,794,516	15.1%

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

On July 2, 1010, the Company issued a total of 2,275,931 shares of common stock to Gufeng’s previous shareholders or their designees. Of the shares being issued in the acquisition, 40% have been held in escrow pending satisfaction of certain conditions such as make good targets set for Gufeng for the fiscal year ended June 30, 2011. See Note 3.

On March 31, 2011, the Company granted a total of 96,000 shares of restricted common stock of the Company to certain directors and executive officers under its 2009 Equity Incentive Plan. Pursuant to the terms of the grant, 8,000 shares of restricted common stock were vested on April 30, 2011, 44,000 shares vested on June 2, 2011, and 44,000 shares vested on December 31,2011. These shares were issued in September 2011.

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

On March 31, 2012, the Company issued 5,704 shares of Common Stock valued at $24,000 of consulting services.

On June 14, 2012, the Company granted a total of 1,000,000 shares of restricted common stock of the Company to certain directors, executive officers and key employees under its 2009 Equity Incentive Plan. Pursuant to the terms of the grant, the stock grants vest in three installments on June 30, 2012, September 30, 2012 and December 31, 2012. The Company has issued 445,000 shares of common stock related to these grants with 555,000 yet to be issued.

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

As of June 30, 2012, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 14 – STOCK OPTIONS

On March 31, 2011, per compensation board resolution, the Company forfeited all those outstanding unvested call options granted to current officers and directors and former officers on March, 1 2010 and February 7, 2010 according to the 2009 Equity Incentive Plan.

There were no issuances of stock options during the year ended June 30, 2012 and 2011.

Options outstanding as of June 30, 2012 and related weighted average price and intrinsic value are as follows:

		Weighted
		Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2010	195,291	$14.67
Granted	-	-
Forfeited/Canceled	(80,192)	$14.67
Exercised	-
Outstanding, June 30, 2011	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2012	115,099	$14.66	$-
Exercisable, June 30, 2012	115,099	$14.66	$-

The following table summarizes the options outstanding and exercisable as of June 30, 2012:

Options Outstanding and Exercisable
Weighted
		Weighted	Average
	Number Outstanding	Average	Remaining
Range of	and Exercisable as of	Exercise	Contractual Life
Exercise Price	June 30, 2012	Price	(Years)
$14.02-14.70	115,099	$14.66	2.50

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

Vendor and Customer Concentration

There was two vendors from which the Company purchased 11.9% and 10.1% of its raw materials for the year ended June 30, 2012. Account payable to Beijing Baofengnian Agricultural Material Co. Ltd. was $216,842 and advance payment to Inner Mongolia Shuangying Chemical Products Co. Ltd. was $1,389,368.

One vendor accounted for approximately 11.5% of the Company’s total purchases for the year ended June 30, 2011. Advance payment to Inner Mongolia Shuangying Chemical Products Co. Ltd. was $900,070 as of June 30, 2011.

One vendor accounted for approximately 12.4% of the Company’s total purchases of raw materials for the year ended June 30, 2010. There were no accounts payable to this vendor as of June 30, 2010.

One customer, Sinoagri Holding Company Limited, accounted for $31,509,757, or 14.5% of the Company’s sales for the year ended June 30, 2012. One customer, Sinoagri Holding Company Limited, accounted for $31,599,412, or 17.6% of the Company’s sales for the year ended June 30, 2011. There was no customers which accounted for more than 10% of the Company’s sales for the years ended June 30, 2010.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  On April 27, 2011, the court appointed the lead plaintiff and lead plaintiff’s counsel. On June 13, 2011, lead plaintiff filed an amended complaint, which adds several additional defendants and expands the class period to include purchasers who purchased our common stock between May 12, 2009 and January 4, 2011. The amended complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period..  The plaintiffs claim that such allegedly misleading financial statements inflated the price of the Company’s common stock and seek monetary damages in an amount to be determined at trial. Defendants moved to dismiss the amended complaint on October 7, 2011. Defendants’ motions are fully briefed and the Nevada Federal Court has scheduled oral argument for October 2, 2012.

On September 5, 2012, the Company received a letter from the staff of the U.S. Securities and Exchange Commission notifying it that the staff had completed its investigation of the Company and that it did not intend to recommend any enforcement action against the Company.

NOTE 16 – SEGMENT REPORTING

The Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

The following tables present a summary of our businesses’ and operating segments’ results.

	For the Year Ended June 30,
	2012	2011	2010
Revenues from unaffiliated customers:
Jinong	$88,168,740	$65,629,264	$45,816,377
Gufeng	121,480,943	107,081,018	-
Jintai	5,792,002	6,826,933	6,274,375
Yuxing	2,082,520	180,750	-
Consolidated	$217,524,205	$179,717,966	$52,090,752

Operating income :
Jinong	$43,636,915	$34,051,094	$25,160,683
Gufeng	18,211,687	15,288,871	-
Jintai	(1,863,529)	(96,343)	2,640,016
Yuxing	(352,996)	(296,832)	(181,313
Reconciling item (1)	-	-	-
Reconciling item (2)	(2,482,232)	(3,230,124)	(997,316)
Reconciling item (2)--stock compensation	(3,224,835)	(3,605,235)	(1,695,449)
Consolidated	$53,925,010	$42,111,431	$24,926,621

Net income:
Jinong	$37,363,672	$29,139,457	$21,502,252
Gufeng	12,335,102	10,995,984	-
Jintai	(1,863,235)	(96,244)	2,640,233
Yuxing	(170,996)	(293,914)	(181,304)
Reconciling item (1)	347	4,178	21,342
Reconciling item (2)	(5,707,065)	(6,835,360)	(2,692,765)
Consolidated	$41,957,825	$32,914,101	$21,289,758

Depreciation and Amortization:
Jinong	$2,347,530	$2,686,524	$2,299,483
Gufeng	2,878,037	2,711,483	-
Jintai	128,563	124,139	119,973
Yuxing	638,736	226,112	178,661
Consolidated	$5,992,866	$5,748,258	$2,598,117

Interest expense:
Jinong	$-	$-	$112,475
Gufeng	1,590,620	466,912	-
Reconciling item (2)	-	-
Consolidated	$1,590,620	$466,912	$112,475

Capital Expenditure:
Jinong	$7,935,098	$6,492,775	$4,243,089
Gufeng	-	8,229,092	-
Jintai	-	3,291	180,686
Yuxing	3,948,849	11,521,005	12,100,919
Consolidated	$11,883,947	$26,246,163	$16,524,694

Identifiable assets:
Jinong	$221,575,406	$111,956,641	$103,519,520
Gufeng	57,657,305	67,260,447	-
Jintai	6,670,058	14,001,793	12,198,845
Yuxing	1,851,745	24,354,406	12,748,003
Reconciling item (1)	280,445	969,963	3,311,943
Reconciling item (2)	(3,906)	4,827,737	9,631
Consolidated	$288,031,053	$223,370,987	$131,787,942

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

Total revenues from exported products currently account for approximately 15.0% and 22% of our total fertilizer revenues in fiscal 2012 and 2011. Revenues generated from exported products were less than 1% of the Company’s total fertilizer revenues in fiscal 2010, prior to the Company’s acquisition of Gufeng.

FY2012 Export Details

Export to	Subsidiary	Type	Amount ($)
India	Gufeng	40% humic acid organic/inorganic fertilizer	31,330,724
India	Jinong	Liquid Fertilizer	77,576
India	Jinong	Solid Fertilizer	60,538
Ghana	Jinong	Liquid Fertilizer	75,984
Total			31,544,822

FY2011 Export Details

Export to	Subsidiary	Type	Amount ($)
India	Gufeng	Blended Compound Fertilizer	40,835,834
India	Jinong	Liquid Fertilizer	42,581
India	Jinong	Solid Fertilizer	38,479
Ecuador	Jinong	Liquid Fertilizer	3,740
Surinam	Jinong	Liquid Fertilizer	1,159
Total			40,921,793

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As mentioned under Note 10, in July 2007, Jinong signed an office lease with the Group Company at a monthly rent of $954 (RMB 6,460) per month. On September 30, 2010, Jinong cancelled this lease agreement with the Group Company without penalty and signed a two year lease effective as of July 1, 2010 directly with Kingtone Information, who owns the property. According to the new lease agreement, the monthly rent is $1,596 (RMB 10,800).

On June 29, 2012, Jinong signed a new office lease with Kingtone Information. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of $3,856 (RMB 24,480).

In January 2008, Jintai signed a ten year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $768 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $437 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $33,612, $54,869 and $20,494 as rent expenses for the years ended June 30, 2012, 2011 and 2010, respectively. Rent expenses for the next five years ended June 30, are as follows:

Years ending:
June 30, 2013	$66,794
June 30, 2014	61,691
June 30, 2015	15,419
June 30, 2016	15,419
June 30, 2017	15,419

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

The Company’s PRC subsidiaries net assets amounted to $229,383,600 as of June 30, 2012, and thus exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets	As of June 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$277,538	$964,149
Other current assets	1,908	8,575
Total Current Assets	279,446	972,724

Long-term equity investment	243,711,250	192,634,559
Total long term assets	243,711,250	192,634,559

Total Assets	$243,990,696	$193,607,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$64,520	$64,520
Amount due to related parties	38,343	38,343
Other payables and accrued expenses	1,631,179	1,631,179
Total Current Liabilities	1,734,042	1,734,042

Stockholders' Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 27,455,722 and 26,845,860, shares issued and outstanding as of June 30, 2012 and 2011, respectively	27,456	26,846
Additional paid in capital	102,175,709	98,627,482
Accumulated other comprehensive income	15,780,507	10,903,756
Retained earnings	124,272,982	82,315,157
Total Stockholders' Equity	242,256,654	191,873,241

Total Liabilities and Stockholders' Equity	$243,990,696	$193,607,283

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC

Condensed Statements of Operations	Year ended June 30,
	2012	2011	2010
Revenue	$-	$-	$-
General and administrative expenses	5,707,065	6,835,360	2,646,338
Interest income	347	4,178	21,342
Equity investment in subsidiaries	47,664,543	39,745,283	23,914,754
Net income	$41,957,825	$32,914,101	$21,289,758

Condensed Statements of Cash Flows	Year ended June 30,
	2012	2011	2010
Net cash provided by (used in) operating activities	$(1,286,612)	$(2,341,980)	$(1,156,400)
Net cash provided by (used in) investing activities	-	(6,720,539)	86,457
Net cash provided by financing activities	600,001	6,717,632	4,350,480
Cash and cash equivalents, beginning balance	964,149	3,309,036	28,499
Cash and cash equivalents, ending balance	$277,538	$964,149	$3,309,036

Notes to Condensed Parent Company Financial Information

As of June 30, 2012, 2011 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 19 – SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2011	2011	2012	2012
Net Revenue	$53,102,594	$47,093,997	$60,016,344	$57,311,270
Gross Profit	$18,908,732	$16,389,485	$22,475,339	$21,501,677
Income from operation	$13,279,563	$10,195,755	$15,862,008	$14,587,684
Other income (expense)	$(84,416)	$(220,662)	$(521,093)	$(339,701)
Net income	$10,731,636	$7,743,878	$12,374,361	$11,107,950
Earnings per shares - basic	$0.40	$0.29	$0.46	$0.41
Earnings per shares - diluted	$0.40	$0.29	$0.46	$0.41

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2010	2010	2011	2011
Net Revenue	$39,482,921	$35,311,738	$44,653,284	$60,270,023
Gross Profit	$13,139,327	$12,332,826	$17,039,509	$21,108,373
Income from operation	$9,625,155	$7,872,756	$12,124,854	$12,488,666
Other income (expense)	$(123,627)	$(27,843)	$(140,650)	$131,934
Net income	$7,787,785	$6,229,492	$9,472,745	$9,424,079
Earnings per shares - basic	$0.30	$0.24	$0.37	$0.36
Earnings per shares - diluted	$0.30	$0.24	$0.35	$0.38

