Form 10-K/A
period 2012-06-30
China Green Agriculture, Inc.
filed 2012-09-24
CIK 857949

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after June 30, 2012 are incorporated by reference in Part III of the Form 10-K, as defined below, to the extent described therein.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A to China Green Agriculture, Inc. (the “Company”)’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 24, 2012 (“the Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

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

China Green Agriculture, Inc.

Date: September 24, 2012	By:	/s/ Tao Li
Tao Li, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 24, 2012	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO (principal executive officer)

September 24, 2012	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

September 24, 2012	/s/ Yu Hao
Yu Hao, Director

September 24, 2012	/s/ Lianfu Liu
Lianfu Liu, Director

September 24, 2012	/s/ Yizhao Zhang
Yizhao Zhang, Director

September 24, 2012	/s/ Yiru Shi
Yiru Shi, Director

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K/A

For the Year Ended June 30, 2012

3.1*	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2*	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3*	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4*	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5*	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1*	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

10.1*	Employment Agreement, dated January 16, 2008, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Mr. Tao Li (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 7, 2010).

10.2*	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3*	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4*	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.5*	Employment Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and Qing Xin Jiang dated July 1, 2010. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011)

10.6*	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011)

10.7*	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8*	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.9*	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

10.10*	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

10.11*	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi

10.12*	Project Construction Contract dated August 10, 2010 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

14.1*	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously.

**	Filed herewith.