Form 10-K/A
period 2012-06-30
China Green Agriculture, Inc.
filed 2013-01-18
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

China Green Agriculture, Inc. (the “Company”, “we”, “us”, or “our” is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to supplement the disclosure in Item 7 of Part II and Note 2 to its financial statements in its Annual Report on Form 10-K for the year ended June 30, 2012 filed with the U.S. Securities and Exchange Commission (the “Commission”) on September 13, 2012 (the “Form 10-K”) and amended on September 24, 2012 on Form 10-K/A to furnish Exhibit 101 to the Form 10-K (“Form 10-K/A No. 1”).

In this Amendment, the following changes were included:

•	We included the explanation of our current credit policy and its background under “Net Sales” of “The fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011” and “Critical Accounting Policies and Estimates” under Item 7 of this Amendment.

•	We included the description of our practice in evaluating our accounts receivable in Note 2 to financial statements in this Amendment.

•	We expanded the analysis under “General and Administrative Expenses” of “The fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011” under Item 7 of this Amendment by including four paragraphs describing the specific amount of write-offs incurred as a result of obsolescence of certain plants in Xi’an Jintai Agriculture Technology Development Company (“Jintai”), one of our operating subsidiaries in China.

The supplementary disclosure does not affect any numbers in our financial statements contained in Form 10-K and Form 10-K/A No. 1. No other changes have been made to the Form 10-K and Form 10-K/A No. 1. This Amendment does not reflect events occurring after the filing of the Form 10-K and Form 10-K/A No. 1, does not update disclosures contained in the Form 10-K or Form 10-K/A No.1, and does not modify or amend the Form 10-K or Form 10-K/A No.1 except as specifically described in this explanatory note and set forth in detail under Item 7 and Note 2 to financial statements below. Accordingly, this Amendment should be read in conjunction with our Form 10-K, Form 10-K/A No. 1, and our other filings made with the Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 7, the financial statements and currently dated certifications of our Chief Executive Officer and Chief Financial Officer. Capitalized terms not otherwise defined have the meanings ascribed to them in the Form 10-K.

.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial markets and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report and our Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

The relocation commenced on March 1, 2012. During the three months ended June 30, 2012, Jintai had no sales revenue due to relocation. We expect Jintai will likely remain unprofitable until the relocation gets completed. The entire relocation process is expected to complete by the end of fiscal year 2013. Further, we may consider merging the subsidiaries of Yuxing and Jintai together to reduce operating cost and streamline management at appropriate time in the future.

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

The Company’s current credit policy allows clients to pay off their receivable balance by up to 180 days from the point the revenue is recognized. Under this policy, for receivable older than 180 days, the Company will book 100% allowance toward the outstanding balance immediately. Such a policy became effective since the fiscal quarter period ended March 31, 2012. The extended credit period was referred to in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012. The current policy is a revision of the Company’s previous credit policy, which allowed the clients to pay off receivables up to a shorter period of 90 days, instead of 180 days.

The implementation of the current policy was a result of the change in fertilizer market in the middle of fiscal year 2012. It applies to the Company’s subsidiaries in fertilizer segment, Jinong and Gufeng. Starting from 2011, the economy in China slowed down. The demand in the fertilizer market declined from previous year and remained softened toward year end. In addition, in December 2011, in overseeing the fertilizer market in China, the Ministry of Finance under the supervision of the State Council of the Central Government of the PRC, or the PRC authority, raised the 2012 export tariff for certain fertilizer products that Gufeng exports to in the international market. While we always keep a balanced mix of our domestic clients and oversea clients, Gufeng’s export ability was largely expected to be reduced during 2012 due to the prohibitively high export tariff imposed. We then had to rely on domestic clients to fill in the orders that could be under the export contract instead. To combat the adverse effect of high export tariff, we launched aggressive marketing campaign by forgoing advance payments and offering warehouse credit sales to selected clients. Coupled with the marketing efforts to selected clients, Gufeng and Jinong, adopted the updated 180-day credit policy for all clients, effective beginning 2012. The updated policy eased the payback period and provided much needed liquidity to the constraint clients. These policy adjustments and marketing tools were approved very essential in time for the Company in expanding its sales in the domestic segment and offsetting the negative effect of reduced export capacity up to date.

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

In addition, there have been obsolescence incurred write-offs classified as general and administration expenses since June 30, 2011 as described below which resulted in the Jintai's relocation described under the Recent Developments herein above:

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

 Accounts receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Any accounts receivable that is outstanding for more than 180 days will be accounted as allowance for bad debts.

The adjustment in the credit policy is an ease of payback term for all Jinong and Gufeng’s clients. As such, no specific changes had been involved in the assessments of customer's creditworthiness and account collectability. Subsequent to the policy adjustment, we have been closely monitoring the receivables’ aging and constantly analyzing the collection results.

The current credit policy offers extra 90 days for Jinong and Gufeng’s clients to pay back the sales amount in addition to the initial 90-day period in the predecessor policy. As such, in Jinong and Gufeng, any accounts receivable aging between 90 days to 180 days, will be considered as current, instead of delinquent any more. These accounts, under the 180-day policy, no longer incur any allowance charge against their outstanding balance, but would have incur 100% allowance charge under the previous policy otherwise. In summary, under the 180-day policy, the Company is required to book less allowance charge than under the previous policy. Therefore, the allowance for doubtful accounts fell from approximately two percent of receivables at June 30, 2011 to approximately one percent of receivables at June 30, 2012.

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

China Green Agriculture, Inc.

Date: January18, 2013	By:	/s/ Tao Li
Tao Li
President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 18, 2013	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO
(principal executive officer)

January 18, 2013	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal accounting officer)

January 18, 2013	/s/ Yu Hao
Yu Hao, Director

January 18, 2013	/s/ Lianfu Liu
Lianfu Liu, Director

January 18, 2013	/s/ Yizhao Zhang
Yizhao Zhang, Director

January 18, 2013	/s/ Yiru Shi
Yiru Shi, Director

China Green Agriculture, Inc.

Exhibit Index to Amendment No. 2 to Annual Report on Form 10-K/A

For the Year Ended June 30, 2012

3.1*	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2*	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3*	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4*	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5*	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1*	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

10.1*	Employment Agreement, dated January 16, 2008, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Mr. Tao Li (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 7, 2010).

10.2*	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3*	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4*	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.5*	Employment Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and Qing Xin Jiang dated July 1, 2010. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011)

10.6*	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011)

10.7*	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8*	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.9*	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

10.10*	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011)

10.11*	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi

10.12*	Project Construction Contract dated August 10, 2010 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

14.1*	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1**	Certification of CEO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed previously.

**	Filed herewith.

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

The Company continually monitor and evaluate the structure and collectability of the Company’s accounts receivable balances, perform routine assessment of our customers’ creditworthiness and provide an allowance for doubtful accounts when necessary. The monitor process of accounts receivable were performed continuously throughout its daily operations. The Company routinely revisits its reserve policy and assesses the necessity of policy adjustment on annual basis, at least.

In addition to the annual revisit, depending on the collection progress via regular monitoring, the Company often elect to hold ad hoc session at regular management meetings, such as monthly meeting of operation results and planning, to timely evaluate the credit risk of client payment amid the rapid change in market trend.

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

