Form 10-Q
period 2012-12-31
China Green Agriculture, Inc.
filed 2013-02-07
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  27,938,839 shares of common stock, $.001 par value, as of February 1, 2013.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements.

Consolidated Condensed Balance Sheets
As of December 31, 2012 and June 30, 2012 (Unaudited)

Consolidated Condensed Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2012 and 2011 (Unaudited)

Consolidated Condensed Statements of Cash Flows
For the Six Months Ended December 31, 2012 and 2011 (Unaudited)

Notes to Consolidated Condensed Financial Statements
As of December 31, 2012 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceeding

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures

Exhibits/Certifications

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31, 2012	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$74,937,781	$71,978,630
Accounts receivable, net	61,731,764	62,001,158
Inventories	51,122,753	28,602,684
Other current assets	323,712	299,526
Advances to suppliers	10,880,938	12,207,325
Total Current Assets	198,996,948	175,089,323

Plant, Property and Equipment, Net	83,367,291	80,065,161

Construction In Progress	175,581	-

Other Assets - Non Current	145,599	182,119

Intangible Assets, Net	26,850,239	27,618,641

Goodwill	5,079,013	5,075,809

Total Assets	$314,614,671	$288,031,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,826,224	$6,881,748
Unearned revenue	6,791,730	2,625,014
Accrued expenses and other payables	4,166,885	4,290,249
Amount due to related parties	1,180,239	370,719
Taxes payable	21,102,145	17,675,389
Short term loans	14,502,750	13,931,280
Total Current Liabilities	52,569,973	45,774,399

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 27,938,840 and 27,455,722 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	27,939	27,456
Additional paid-in capital	104,705,756	102,175,709
Statutory reserve	17,142,778	15,130,158
Retained earnings	124,232,932	109,142,824
Accumulated other comprehensive income	15,935,293	15,780,507
Total Stockholders' Equity	262,044,698	242,256,654

Total Liabilities and Stockholders' Equity	$314,614,671	$288,031,053

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Sales
Jinong	$22,954,851	$18,989,156	$50,805,827	$41,231,407
Gufeng	17,984,853	25,958,438	28,921,824	55,571,529
Jintai	-	2,115,689	-	3,314,576
Yuxing	791,288	30,714	1,516,081	79,079
Net sales	41,730,992	47,093,997	81,243,732	100,196,591
Cost of goods sold
Jinong	10,652,410	7,559,477	23,491,908	15,669,607
Gufeng	14,304,747	20,692,393	23,494,509	45,962,063
Jintai	-	2,258,064	-	3,006,894
Yuxing	580,302	194,578	1,130,409	259,810
Cost of goods sold	25,537,459	30,704,512	48,116,826	64,898,374
Gross profit	16,193,533	16,389,485	33,126,906	35,298,217
Operating expenses
Selling expenses	3,138,284	2,414,748	6,172,371	4,905,222
General and administrative expenses	3,156,271	3,778,982	6,032,213	6,917,677
Total operating expenses	6,294,555	6,193,730	12,204,584	11,822,899
Income from operations	9,898,978	10,195,755	20,922,322	23,475,318
Other income (expense)
Other income	397,980	89,090	397,380	63,666
Interest income	86,717	90,116	161,149	187,603
Interest expense, net	(366,447)	(399,868)	(752,239)	(556,347)
Total other income (expense)	118,250	(220,662)	(193,710)	(305,078)
Income before income taxes	10,017,228	9,975,093	20,728,612	23,170,240
Provision for income taxes	1,775,900	2,231,215	3,625,884	4,694,726
Net income	8,241,328	7,743,878	17,102,728	18,475,514
Other comprehensive income
Foreign currency translation gain	619,139	1,439,096	154,786	3,343,242
Comprehensive income	$8,860,467	$9,182,974	$17,257,514	$21,818,756

Basic weighted average shares outstanding	27,651,920	26,941,860	27,561,556	26,899,599
Basic net earnings per share	$0.30	$0.29	$0.62	$0.69
Diluted weighted average shares outstanding	27,651,920	26,941,860	27,561,556	26,899,599
Diluted net earnings per share	0.30	0.29	0.62	0.69

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$17,102,728	$18,475,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock and stock options for compensation	2,230,530	1,010,243
Depreciation	5,228,391	2,347,876
Amortization	785,838	663,442
Changes in operating assets, net of effects from acquisitions
Accounts receivable	308,537	(28,829,924)
Other current assets	(23,996)	(728,335)
Inventories	(22,502,012)	(20,446,717)
Advances to suppliers	1,334,094	7,023,757
Other assets	36,635	(93,189)
Changes in operating liabilities, net of effects from acquisitions
Accounts payable	(2,059,637)	2,445,043
Unearned revenue	4,165,059	6,717,226
Tax payables	3,415,597	4,321,427
Accrued expenses and other payables	(124,499)	4,346,642
Amount due to related parties	1,109,500	-
Net cash provided by (used in) operating activities	11,006,765	(2,746,995)

Cash flows from investing activities
Purchase of plant, property, and equipment	(8,479,974)	(3,840,457)
Increase in construction in progress	(175,581)	(1,541,236)
Net cash used in investing activities	(8,655,555)	(5,381,693)

Cash flows from financing activities
Proceeds from loans	562,675	9,616,925
Net cash provided by financing activities	562,675	9,616,925

Effect of exchange rate change on cash and cash equivalents	45,266	1,098,840
Net increase in cash and cash equivalents	2,959,151	2,587,077

Cash and cash equivalents, beginning balance	71,978,630	65,606,413
Cash and cash equivalents, ending balance	$74,937,781	$68,193,490

Supplement disclosure of cash flow information
Interest expense paid	$752,239	$556,347
Income taxes paid	$209,275	$320,704

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”, “Parent Company” or “Green Nevada”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer and the development, production and distribution of agricultural products.

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC, (iv) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a wholly-owned subsidiary of Jinong in the PRC; (v) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vi) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

The Company’s corporate structure as of December 31, 2012 is set forth in the diagram below:

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

Recent accounting pronouncements

FASB Accounting Standards Update No. 2011-08

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

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to significantly impact the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2012-02

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

The components of basic and diluted earnings per share consist of the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Net Income for Basic Earnings Per Share	$8,241,328	$7,743,878	$17,102,728	$18,475,514
Basic Weighted Average Number of Shares	27,651,920	26,941,860	27,561,556	26,899,599
Net Income per Share – Basic	$0.30	$0.29	$0.62	$0.69
Net Income for Diluted Earnings Per Share	8,241,328	7,743,878	17,102,728	18,475,514
Diluted Weighted Average Number of Shares	27,651,920	26,941,860	27,561,556	26,899,599
Net Income per Share – Diluted	$0.30	$0.29	$0.62	$0.69

NOTE 4 – INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2012	2012
Raw materials	$19,233,362	$6,009,686
Supplies and packing materials	816,165	565,559
Work in progress	233,623	127,140
Finished goods	30,839,603	21,900,299
Total	$51,122,753	$28,602,684

 NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	December 31,	June 30,
	2012	2012
Advancement	$323,712	$299,526
Total	$323,712	$299,526

Advancement represents advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2012	2012
Building and improvements	$35,200,303	$36,174,009
Auto	715,090	835,412
Machinery and equipment	72,918,242	63,280,923
Agriculture assets	3,165,281	3,163,286
Total property, plant and equipment	111,998,916	103,453,630
Less: accumulated depreciation	(28,631,625)	(23,388,469)
Total	$83,367,291	$80,065,161

Depreciation expenses for the three months ended December 31, 2012 and 2011 were $2,426,100 and $1,215,477, respectively. Depreciation expenses for the six months ended December 31, 2012 and 2011 were $5,228,391 and $2,347,876, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 - CONSTRUCTION IN PROGRESS

As of December 31, 2012 and June 30, 2012, construction in progress representing construction for Yuxing’s supporting facilities amounted to $175,581 and $0, respectively.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,	June 30,
	2012	2012
Land use rights, net	$11,824,468	$11,014,591
Technology patent, net	850,617	1,902,131
Customer relationships, net	7,743,454	8,253,368
Non-compete agreement, net	104,610	125,453
Trademarks	6,327,090	6,323,098
Total	$26,850,239	$27,618,641

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB 73,184,895 (or $11,599,806). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1, 045,950 (or $165,783). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB 7,285,099 (or $1,154,688). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following:

	December 31,	June 30,
	2012	2012
Land use rights	$12,920,277	$12,912,125
Less: accumulated amortization	(1,095,809)	(1,897,534)
Total land use rights, net	$11,824,468	$11,014,591

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $931,198) and is being amortized over the patent period of 10 years using the straight line method.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,458,200) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	December 31,	June 30,
	2012	2012
Technology know-how	$2,389,398	$2,387,891
Less: accumulated amortization	(1,538,781)	(485,760)
Total technology know-how, net	$850,617	$1,902,131

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $10,302,500) and is amortized over the remaining useful life of 10 years.

	December 31,	June 30,
	2012	2012
Customer relationships	$10,302,500	$10,296,000
Less: accumulated amortization	(2,559,046)	(2,042,632)
Total customer relationships, net	$7,743,454	$8,253,368

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $209,220) and is amortized over the remaining useful life of five years using the straight line method.

	December 31,	June 30,
	2012	2012
Non-compete agreement	$209,220	$209,088
Less: accumulated amortization	(104,610)	(83,635)
Total non-compete agreement, net	$104,610	$125,453

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB 40,700,000 (or $6,327,090), and is subject to an annual impairment test.

Total amortization expenses of intangible assets for the three months ended December 31, 2012 and 2011 amounted to $393,448 and $331,940, respectively. Total amortization expenses of intangible assets for the six months ended December 31, 2012 and 2011 amounted to $785,838 and $663,442, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) years after December 31, 2012, are as follows:

Year Ends	Expense ($)
December 31, 2013	1,573,533
December 31, 2014	1,573,533
December 31, 2015	1,531,689
December 31, 2016	1,288,656
December 31, 2017	1,288,656

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31,	June 30,
	2012	2012
Payroll payable	$142,314	$127,149
Welfare payable	168,256	168,150
Accrued expenses	2,648,981	2,827,028
Other payables	1,084,344	1,045,010
Other levy payable	122,990	122,912
Total	$4,166,885	$4,290,249

NOTE 10 - AMOUNT DUE TO RELATED PARTIES

As of December 31, 2012 and June 30, 2012, the amount due to related parties was $1,180,239 and $370,719, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On August 10, 2010, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd (“Yuxing”) which is a subsidiary of the Company, entered into an agreement with Xi’an Kingtone Information Co., Ltd. (“Kingtone Information”) (“Kingtone”) which was responsible for developing certain electronic control systems for Yuxing. Kingtone Information is a Variable Interest Entity (“VIE”) controlled by Kingtone Wirelessinfo Solution Holding Ltd. (Nasdaq: KONE), whose Chairman and majority shareholder is Mr. Tao Li, Green Nevada’s Chairman, President and CEO. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately $480,255. The performance of the agreement has not been completed due to force majeure arising from the relocation of Jintai and the concurrent construction in Yuxing.

On June 29, 2012, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of RMB 24,480 (approximately $3,880).

During the quarter ended September 30, 2012, the Company entered into a related party transaction to borrow $1,109,500 (RMB 7,000,000) from Xi’an Techteam Science and Technology (Group) Co., Ltd, a company controlled by Mr. Tao Li, Green Nevada’s Chairman, President and CEO. The amount borrowed is non interest bearing and does not contain a specific maturity date.

NOTE 11 - LOAN PAYABLES

As of December 31, 2012, the short-term loans payable consist of eight loans which mature on dates ranging from March 23, 2012 through October 25, 2013 with interest rates ranging from 6.30% to 8.20%. The loans No.1, 2 and 3 are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 4, 5, and 6 are collateralized by the inventory of Gufeng. In addition, the loans No. 7, 8 and 9 are guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	As of December 31, 2012
1	Agriculture Bank of China-Beijing Branch	January 11, 2012 - January 10, 2013	6.89%	$1,331,400
2	Agriculture Bank of China-Beijing Branch	March 23, 2012 - March 22, 2013	8.20%	1,268,000
3	Agriculture Bank of China-Beijing Branch	April 23, 2012 - April 22, 2013	8.20%	1,600,850
4	Bank of Tianjin	August 7,2012-May 15, 2013	7.20%	1,109,500
5	Bank of Tianjin	August 7,2012-June 19, 2013	7.20%	1,109,500
6	Bank of Tianjin	August 7, 2012-June 3, 2013	7.20%	951,000
7	China Merchant Bank	August 30, 2012-August 29, 2013	6.30%	3,962,500
8	Industrial and Commercial Bank of China	October 25, 2012 - October 25,2013	8.00%	1,585,000
9	Industrial and Commercial Bank of China	September 25, 2012-September 24, 2013	8.00%	1,585,000
		Total		$14,502,750

As of June 30, 2012, the short-term loans payable consist of eight loans which mature on dates ranging from July 23, 2012 through April 22, 2013 interest rates ranging from 6.89% to 8.87%. The loans No.1, 2 and 3 are collateralized by Tianjuyan’s land use right and building ownership right. The loan No. 4 is collateralized by the inventory of Gufeng. In addition, the loans No.5, 6, 7 and 8 are guaranteed by Jinong’s credit.

			Interest	June 30,
No.	Payee	Loan period per agreement	Rate	2012
1	Agriculture Bank of China-Beijing Branch	January 11, 2012 - January 10, 2013	6.89%	$1,330,560
2	Agriculture Bank of China-Beijing Branch	March 23, 2012 - March 22, 2013	8.20%	1,267,200
3	Agriculture Bank of China-Beijing Branch	April 23, 2012 - April 22, 2013	8.20%	1,599,840
4	Bank of Tianjin	September 9, 2011 - July 23, 2012	7.54%	1,813,680
5	Minsheng Bank	September 8, 2011 - September 8, 2012	8.20%	1,814,372
6	Minsheng Bank	September 19, 2011 - September 19, 2012	8.20%	561,628
7	China Merchant Bank	July 25, 2011 - July 26, 2012	8.53%	3,960,000
8	Industrial and Commercial Bank of China	October 17, 2011 - October 17,2012	8.87%	1,584,000
		Total		$13,931,280

The interest expenses from short-term loans were $366,447 and $399,868 for the three months ended December 31, 2012 and 2011, respectively. The interest expenses from short-term loans were $752,239 and $556,347 for the six months ended December 31, 2012 and 2011, respectively.

NOTE 12 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the prior tax laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% DES rate was and became applicable to both DES and FIEs. The two-year exemption and three-year 50% reduction tax holiday for production-oriented FIEs were eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Jinong’s provision for income taxes for the six months ended December 31, 2012 and 2011 was $3,024,887 and $3,239,986, respectively. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $600,997 and $1,454,740 for the six months ended December 31, 2012 and 2011, respectively. Jintai and Yuxing have been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

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

Income Taxes and Related Payables

Taxes payable consist of the following:

	December 31,	June 30,
	2012	2012
VAT provision (credit)	$584,451	$68,180
Income tax payable	20,185,373	17,274,817
Other levies	332,321	332,392
Total	$21,102,145	$17,675,389

Tax Rate Reconciliation

Our effective tax rates were approximately 17.5% and 27.2% for the three months ended December 31, 2012 and 2011, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended December 31, 2012, 2011 for the following reasons:

	China		United States
December 31, 2012	15% - 25%		34%		Total

Pretax income (loss)	$23,085,245		$(2,356,633)		$20,728,612

Expected income tax expense (benefit)	5,771,311	25.0%	(801,255)	34.0%	4,970,056
High-tech income benefits on Jinong	(2,015,741)	(8.7)%	-	-	(2,015,741)
Losses from subsidiaries in which no benefit is recognized	(129,686)	(0.56)%	-	-	(129,686)
Change in valuation allowance on deferred tax asset from US tax benefit	-		801,255	(34.0)%	801,255
Actual tax expense	$3,625,884	15.7%	$-	-%	$3,625,884	17.5%

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$25,937,891		$(2,767,651)		$23,170,240

Expected income tax expense (benefit)	6,484,473	33.0%	(941,001)	34.0%	5,543,472
High-tech income benefits on Jinong	-	-%	-	-	-
Losses from subsidiaries in which no benefit is recognized	(1,789,747)	(9.1)%	-	-	(1,789,747)
Change in valuation allowance on deferred tax asset from US tax benefit	-		941,001	(34.0)%	941,001
Actual tax expense	$4,694,726	18.1%	$-	-%	$4,694,726	27.2%

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Stock

On July 2, 1010, the Company issued a total of 2,275,931 shares of common stock to Gufeng’s previous shareholders or their designees. Of the shares being issued in the acquisition, 40% have been held in escrow pending satisfaction of certain conditions such as make good targets set for Gufeng for the fiscal year ended June 30, 2011.

On March 31, 2011, the Company granted a total of 96,000 shares of restricted common stock to certain directors and executive officers under its 2009 Equity Incentive Plan. Pursuant to the terms of the grant, 8,000 shares of restricted common stock were vested on April 30, 2011, 44,000 shares vested on June 2, 2011, and 44,000 shares vested on December 31, 2011. These shares were issued in September 2011.

On March 8, 2012, the Company issued 63,158 shares of common stock in a private placement to Mr. Tao Li, the Company’s Chairman and Chief Executive Officer, at a purchase price of $4.75 per share, for an aggregate purchase price of $300,001 pursuant to the terms and provisions of a Securities Purchase Agreement in a form previously presented to the Board of Directors of the Company.

On March 31, 2012, the Company issued 5,704 shares of Common Stock valued at $24,000 of consulting services to a consultant of the Company.

On June 14, 2012, the Company granted a total of 1,000,000 shares of restricted common stock to certain directors, executive officers and key employees under its 2009 Equity Incentive Plan. Pursuant to the terms of the grant, the stock grants vest in three installments on June 30, 2012, September 30, 2012 and December 31, 2012. The Company has issued 445,000 shares of common stock related to these grants with 555,000 yet to be issued.

On September 12, 2012, the Company issued 35,041 shares of Common Stock valued at $130,000 of consulting services to a consultant of the Company.

On September 26, the Company agreed to issue 151,515 shares of Common Stock at the market price of $3.30 per share to Mr. Tao Li, the Company’s Chairman and Chief Executive Officer in the first offering of the Company’s Employee Stock Purchase Plan (“ESPP”) adopted by the Company’s Board of Directors (the “Board”) on August 9, 2012. Mr. Li had previously advanced the Company $300,000 and has unpaid compensation accrued in the accompanying balance sheet. The 151,515 shares were not issued until after September 30, 2012 and accordingly the due to officer of $300,000 and accrued compensation of $200,000 were deducted during the quarter ended December 31, 2012.

On September 28, 2012, the Company approved the granting of (i) 200,000 shares of restricted stock to Mr. Ken Ren, the Company’s Chief Financial Officer (the “CFO”), and (ii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each is an independent director of the Company (the “Stock Grants”). The Stock Grants all vest in three installments on December 31, 2012, March 31, 2013, and June 30, 2013, with 100,000 shares vesting first and 50,000 shares vesting on each of the other two vesting dates to the CFO; and 10,000 shares vesting first and half of the their respective remaining shares vesting on each of the other two vesting dates to the three independent directors. The vest of the restricted shares is conditioned on the individuals being employed by the Company at the time of the vest. These shares were issued during the quarter ended December 31, 2012 and the expenses associated with the issuance of these shares will be recorded over the vesting period of the shares.

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

As of December 31, 2012, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 14 - STOCK OPTIONS

On March 31, 2011, the Company’s Compensation Committee approved the cancellation of all those outstanding unvested options granted to officers and directors and former officers on March 1, 2010 and February 7, 2010 under the 2009 Equity Incentive Plan.

There were no issuances of stock options during the three months ended December 31, 2012 and 2011.

Options outstanding as of December 31, 2012 and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2012	115,099	$14.66	$-
Granted	-
Forfeited/Cancelled	-
Exercised	-
Outstanding, December 31, 2012	115,099	$14.66	$-

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

Vendor and Customer Concentration

There was one vendor from which the Company purchased more than 10% of its raw materials for the fertilizer products for the six months ended December 31, 2012 and 2011, respectively.

There was one customer that accounted over 10% of the total sales of fertilizer products as of six months ended December 31, 2012 and 2011, respectively.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  The current version of the complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period.  On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Nevada Federal Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing certain individual defendants from the complaint and allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and certain of the individual defendants.  The Nevada Federal Court also denied the defendants’ motion to strike.

NOTE 16 - SEGMENT REPORTING

The Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment. Jintai is in the process of combining with Yuxing.

The following tables present a summary of our businesses and operating segments results.

	Three months ended December 31,
Revenues from unaffiliated customers:	2012	2011
Jinong	$22,954,851	$18,989,156
Gufeng	17,984,853	25,958,438
Jintai	-	2,115,689
Yuxing	791,288	30,714
Consolidated	$41,730,992	$47,093,997

Operating income :
Jinong	$8,400,320	$9,258,832
Gufeng	2,489,858	3,673,793
Jintai	-	(1,255,392)
Yuxing	26,526	(199,728)
Reconciling item (1)	-	-
Reconciling item (2)	119,905	(828,699)
Reconciling item (2)--stock compensation	(1,137,631)	(453,051)
Consolidated	$9,898,978	$10,195,755

Net income:
Jinong	$7,200,039	$7,928,204
Gufeng	1,462,374	2,372,435
Jintai	47	(1,255,300)
Yuxing	596,544	(19,735)
Reconciling item (1)	51	25
Reconciling item (2)	(1,017,727)	(1,281,751)
Consolidated	$8,241,328	$7,743,878

Depreciation and Amortization:
Jinong	$2,423,732	$589,232
Gufeng	79,718	856,511
Jintai	-	285
Yuxing	316,098	101,389
Consolidated	$2,819,548	$1,547,417

Interest expense:
Jinong	$-	$-
Gufeng	366,447	399,868
Consolidated	$366,447	$399,868

Capital Expenditure:
Jinong	$4,982,678	$2,957,009
Gufeng	(954,106)	-
Jintai	-	-
Yuxing	34,173	55,413
Consolidated	$4,062,745	$3,012,422

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

	Six months ended December 31,
Revenues from unaffiliated customers:	2012	2011
Jinong	$50,805,827	$41,231,407
Gufeng	28,921,824	55,571,529
Jintai	-	3,314,576
Yuxing	1,516,081	79,079
Consolidated	$81,243,732	$100,196,591

Operating income :
Jinong	$20,011,931	$21,446,280
Gufeng	3,178,497	6,282,382
Jintai	-	(1,244,933)
Yuxing	88,655	(240,458)
Reconciling item (1)	-	-
Reconciling item (2)	(482,233)	(1,757,710)
Reconciling item (2)--stock compensation	(1,874,528)	(1,010,243)
Consolidated	$20,922,322	$23,475,318

Net income:
Jinong	$17,137,626	$18,357,698
Gufeng	1,670,044	4,190,331
Jintai	57	(1,244,799)
Yuxing	651,636	(60,066)
Reconciling item (1)	126	303
Reconciling item (2)	(2,356,761)	(2,767,953)
Consolidated	$17,102,728	$18,475,514

Depreciation and Amortization:
Jinong	$4,459,585	$1,164,711
Gufeng	925,081	1,646,103
Jintai	-	568
Yuxing	629,563	199,936
Consolidated	$6,014,229	$3,011,318

Interest expense:
Jinong	$-	$-
Gufeng	752,239	556,347
Consolidated	$752,239	$556,347

Capital Expenditure:
Jinong	$9,326,617	$3,709,002
Gufeng	(907,953)	-
Jintai	-	-
Yuxing	236,891	131,455
Consolidated	$8,655,555	$3,840,457

	As of	As of
	December 31, 2012	June 30, 2012
Identifiable assets:
Jinong	$197,979,437	$221,575,406
Gufeng	74,708,823	57,657,305
Jintai	4,389,105	6,670,058
Yuxing	37,395,648	1,851,745
Reconciling item (1)	145,564	280,445
Reconciling item (2)	(3,906)	(3,906)
Consolidated	$314,614,671	$288,031,053

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

On June 29, 2012, Jinong signed an office lease with Kingtone Information upon the expiration of its existing lease with Kingtone Information. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of $3,880 (RMB 24,480).

In January 2008, Jintai signed a ten year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $824 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $469 (RMB 2,958) for approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing.

Accordingly, the Company recorded an aggregate of $31,039 and $72,625 as rent expenses for the six months ended December 31, 2012 and 2011, respectively. Rent expenses for the next five years ended December 31, are as follows:

Years ending:
December 31, 2013	$62,077
December 31, 2014	15,517
December 31, 2015	15,517
December 31, 2016	15,517
December 31, 2017	15,517

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Yuxing, Gufeng (including Gufeng’s subsidiary Tianjuyuan). Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products production (Yuxing) and agricultural products production (Jintai). However, as reported in our previous annual and quarterly reports, we have been in process of relocating Jintai to the facilities of Yuxin due to the deteriorated surrounding environment that caused the death and obsolescence of large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced.

Yuxing serves as a research and development base for our fertilizer products. The fertilizer business conducted by Jinong and Gufeng generated approximately 98.1%, and 95.4% of our total revenues for the three months ended December 31, 2012 and 2011, respectively. Yuxing had served as a research and development base for our fertilizer products.

Fertilizer Products

As of December 31, 2012, we had developed and produced a total of 448 different fertilizer products in use, of which 131 were developed and produced by Jinong and 317 by Gufeng.

Below are tables that show the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2012	2011		2012	2011
	(Metric Tons)	(Metric Tons)		(Metric Tons)	(Metric Tons)
Jinong	15,207	14,798	Jinong	32,656	31,644
Gufeng	41,297	59,189	Gufeng	63,447	124,063
Total	56,504	73,987	Total	96,103	155,707

	For the Three Months Ended December 31,			For the Six Months Ended December 31,
	2012	2011		2012	2011
	(Revenue per ton)	(Revenue per ton)		(Revenue per ton)	(Revenue per ton)
Jinong	$1,509	$1,283	Jinong	$1,556	$1,303
Gufeng	$436	$439	Gufeng	$456	$448

Our sales of fertilizer products to the top five provinces accounted for approximately 57.4% of our fertilizer revenue for the three months ended December 31, 2012; Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were, Hei Longjiang (32.9%), Hebei (6.8%), Shaanxi (6.0%), Shandong (6.0%) and Jilin (5.8%).

As of December 31, 2012, we had a total of 978 distributors covering 22 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 789 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Its top five distributors accounted for 2.6% of Jinong’s fertilizer revenues for the three months ended December 31, 2012. Gufeng had 189 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 84.0% of its revenues with one single distributor accounting for more than 10% of our total revenues for the three months ended December 31, 2012, i.e.: Beijing Baohenongxiang Agricultural Production Material Co Limited, which accounted for 27.7% of the total revenues for the three months ended December 31, 2012.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 100% of our agricultural products revenue for the three months ended December 31, 2012 were Shaanxi (94.0%), Ningxia (3.1%) and Gansu (2.9%).

Recent Developments

New Products

During the three months ended December 31, 2012, Jinong launched two new fertilizer products, i.e.: broad-spectrum fertilizer product and humic-acid based fertilizer product. Jinong’s new products generated approximately $138,291, or 0.6% of Jinong’s fertilizer revenues for the three months ended December 31, 2012. Jinong also added 10 new distributors for the three months ended December 31, 2012. Jinong’s new distributors accounted for approximately $398,474, or 1.7% of Jinong’s fertilizer revenues for the three months ended December 31, 2012. During the quarter ended December 31, 2012, $25,360, or 0.1% was attributable to Jinong’s new products distributed by its new distributors. During the three months ended December 31, 2012, Gufeng launched no new fertilizer product but added two new distributors during the three months ended December 31, 2012, which accounted for approximately $45,078, or 0.3%, of Gufeng’s fertilizer revenues.

Results of Operations

Three months ended December 31, 2012 compared to three months ended December 31, 2011

The following table shows the operating results of the Company on a consolidated basis for the three months ended December 31, 2012 and 2011.

	Three Months Ended December 31,
	2012	2011	Change	Change%
Sales
Jinong	$22,954,851	$18,989,156	$3,965,695	20.9%
Gufeng	17,984,853	25,958,438	(7,973,585)	(30.7)%
Jintai	-	2,115,689	(2,115,689)	(100.0)%
Yuxing	791,288	30,714	760,574	2476.3%
Net sales	41,730,992	47,093,997	(5,363,005)	(11.4)%
Cost of goods sold
Jinong	10,652,410	7,559,477	3,092,933	40.9%
Gufeng	14,304,747	20,692,393	(6,387,646)	(30.9)%
Jintai	-	2,258,064	(2,258,064)	(100.0)%
Yuxing	580,302	194,578	385,724	198.2%
Cost of goods sold	25,537,459	30,704,512	(5,167,053)	(16.8)%
Gross profit	16,193,533	16,389,485	(195,952)	(1.2)%
Operating expenses
Selling expenses	3,138,284	2,414,748	723,536	30.0%
General and administrative expenses	3,156,271	3,778,982	(622,711)	(16.5)%
Total operating expenses	6,294,555	6,193,730	100,825	1.6%
Income from operations	9,898,978	10,195,755	(296,777)	(2.9)%
Other income (expense)
Other income (expense)	397,980	89,090	308,890	346.7%
Interest income	86,717	90,116	(3,399)	(3.8)%
Interest expense, net	(366,447)	(399,868)	33,421	(8.4)%
Total other income (expense)	118,250	(220,662)	338,912	(153.6)%
Income before income taxes	10,017,228	9,975,093	42,135	0.4%
Provision for income taxes	1,775,900	2,231,215	(455,315)	(20.4)%
Net income	8,241,328	7,743,878	497,450	6.4%
Other comprehensive income
Foreign currency translation gain (loss)	619,139	1,439,096	(819,957)	(57.0)%
Comprehensive income	$8,860,467	$9,182,974	$(322,507)	(3.5)%

Basic weighted average shares outstanding	27,651,920	26,941,860	710,060	2.6%
Basic net earnings per share	$0.30	$0.29	$0.01	3.7%
Diluted weighted average shares outstanding	27,651,920	26,941,860	710,060	2.6%
Diluted net earnings per share	0.30	0.29	0.01	3.7%

Net Sales

Total net sales for the three months ended December 31, 2012 were $41,730,992, a decrease of $5,363,005, or 11.4%, from $47,093,997 for the three months ended December 31, 2011. This decrease was largely due to the decrease in Gufeng’s export sales.

For the three months ended December 31, 2012, Jinong’s net sales increased $3,965,695, or 20.9%, to $22,954,851 from $18,989,156 for the three months ended December 31, 2011. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing strategy.

For the three months ended December 31, 2012, net sales at Gufeng were $17,984,853, a decrease of $7,973,585, or 30.7%, from $25,958,438 for the three months ended December 31, 2011. The fiscal quarter ended December 31, 2012 fell in the “export window” in which no special tariff tax applied, however, due to the lower demand on Nitrogen-Phosphorous elemented compound fertilizer by importing countries which is arising from the backlog of their imported compound fertilizers in previous quarters, Gufeng had no export contract in the quarter ended December 31, 2012. Despite of that, Gufeng has been expanding and penetrating the domestic market particularly since the fiscal quarter ended March 31, 2012, during which period no revenue was generated from fertilizer exportation either due to special tariff tax levied by China authority or due to weak demand by importing countries. However, net domestic sales at Gufeng for the three months ended December 31, 2012 was $17,984,853, an increase of $2,632,408, or 17.1%, from $15,352,454 for the same period in 2011.

Jintai had not generated any sales revenue since March 1, 2012 when the relocation started. Jintai’s net sales was $2,115,689 for the three months ended December 31, 2011. Jintai’s relocation is still on going. We expect Jintai will likely remain unprofitable until the relocation gets completed by the end of fiscal year 2013. Further, the Company may consider merging the subsidiaries of Yuxing and Jintai together to reduce operating cost and streamline management at appropriate time in the future.

For the three months ended December 31, 2012, Yuxing’s net sales were $791,288, an increase of $760,574, from $30,714, or 2476.3% during the three months ended December 31, 2011. The increase was mainly attributable both to the strong sales of Yuxing’s top-grade flowers and increased client base by combining Jintai’s.

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

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2012 was $25,537,459, a decrease of $5,167,053, or 16.8%, from $30,704,512 for the three months ended December 31, 2011. This decrease was proportional to the decrease in sales, which was mainly due to Gufeng’s decreased export sales for the three months ended December 31, 2012.

Cost of goods sold by Jinong for the three months ended December 31, 2012 was $10,652,410, an increase of $3,092,933, or 40.9%, from $7,559,477 for the same period in 2011. The increase was primarily attributable to (i) 62.8% increase in the cost of raw materials and (ii) 29.7% increases in the cost of packing material.

Cost of goods sold by Gufeng for the three months ended December 31, 2012 was $14,304,747, a decrease of $6,387,646, or 30.9%, from $20,692,393 for the same period in 2011. The decrease was proportional to Gufeng’s sales decrease for the three months ended December 31, 2012.

Cost of goods sold by Jintai for the three months ended December 31, 2012 was zero, comparing to $2,258,064 for the three month ended December 31, 2011, because Jintai had no operation since March 2011 due to the ongoing relocation.

For three months ended December 31, 2012, cost of goods sold by Yuxing was $580,302, an increase of $385,724, or 198.2%, from $194,578 for the three months ended December 31, 2011. The increase was proportional to Yuxing’s increased sales for the three months ended December 31, 2012.

Gross Profit

Total gross profit for the three months ended December 31, 2012 decreased by $195,952, or 1.2%, to $16,193,533, as compared to $16,389,485 for the three months ended December 31, 2011. Gross profit margin was approximately 38.8% and 34.8% for the three months ended December 31, 2012 and 2011, respectively.

Gross profit generated by Jinong increased by $872,762, or 7.6%, to $12,302,441 for the three months ended December 31, 2012 from $11,429,679 for the three months ended December 31, 2011. Gross profit margin from Jinong’s sales was approximately 53.6% and 60.2% for the three months ended December 31, 2012 and 2011, respectively. The decrease of Jinong’s gross profit margin is due to the increase in the cost of raw materials.

For the three months ended December 31, 2012, gross profit generated by Gufeng was $3,680,106, a decrease of $1,585,939, or 30.1%, from $5,266,045 for the three months ended December 31, 2011. Gross profit margin from Gufeng’s sales was approximately 20.5% and 20.3% for the three months ended December 31, 2012 and 2011, respectively.

Gross profit from Jintai was zero for the three months ended December 31, 2012 due to its relocation since March 1, 2012, as compared to a loss of $142,375 for the three months ended December 31, 2011. Gross profit margin from Jintai’s sales was approximately negative 6.7% for the three months ended December 31, 2011.

For the three months ended December 31, 2012, gross profit generated by Yuxing was $210,986, an increase of $374,850 from negative $163,864 for the three months ended December 31, 2011. Gross profit margin from Yuxing’s sales was approximately 26.7% and negative 533.5% for the three months ended December 31, 2012 and 2011, respectively.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,138,284, or 7.5%, of net sales for the three months ended December 31, 2012, as compared to $2,414,748, or 5.1% of net sales for the three months ended December 31, 2011, an increase of $723,536, or 30.0%. The selling expenses of Gufeng were $146,180, or 0.8% of Gufeng’s net sales for the three months ended December 31, 2012, as compared to $689,934, or 2.7% of Gufeng’s net sales for the three months ended December 31, 2011. The selling expenses of Jinong for the three months ended December 31, 2012 were $2,977,043, or 13.0% of Jinong’s net sales, as compared to selling expenses of $1,711,467 or 9.0% of Jinong’s net sales in fiscal year 2011. Most of this increase was due to Jinong’s expanded marketing efforts.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $3,156,271, or 7.6% of net sales, for the three months ended December 31, 2012, as compared to $3,778,982, or 8.0%, of net sales for the three months ended December 31 2011, a decrease of $622,711, or 16.5%. The decrease was mainly due to the absence of biological asset write off compared with the same period in fiscal year 2012.

Total Other Income (Expenses)

Total other income (expense) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended December 31, 2012 was $118,250, as compared to total other expense of $220,662 for the three months ended December 31, 2011, an increase in income of $338,912, or 153.6%. The increase was mainly attributable to the governmental subsidies for Yuxing’s greenhouses project .

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,270,687 for the three months ended December 31, 2012, as compared to $1,399,127 for the three months ended December 31, 2011, a decrease of $128,440, or 9.2%, which was primarily due to Jinong’s increased cost of goods sold and expenses.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $505,213 for the three months ended December 31, 2012, as compared to $832,087 for the three months ended December 31, 2011, a decrease of $326,874, or 39.3%, which was primarily due to Gufeng’s decreased net sales.

Jintai has been exempt from paying income tax as its products fall into the tax exemption list set out in the EIT and Jintai did not have any taxable income for the quarter ended December 31, 2012.

Yuxing has no income tax for the three months ended December 31, 2012 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended December 31, 2012 was $8,241,328, an increase of $497,450, or 6.4%, compared to $7,743,878 for the three months ended December 31, 2011. Net income as a percentage of total net sales was approximately 19.7% and 16.4% for the three months ended December 31, 2012 and 2011, respectively. The increase is mainly attributable to the increased other income.

Six months ended December 31, 2012 compared to Six months ended December 31, 2011

The following table shows the operating results of the Company on a consolidated basis for the six months ended December 31, 2012 and 2011.

	Six Months Ended December 31,
	2012	2011	Change	Change%
Sales
Jinong	$50,805,827	$41,231,407	$9,574,420	23.2%
Gufeng	28,921,824	55,571,529	(26,649,705)	(48.0)%
Jintai	-	3,314,576	(3,314,576)	(100.0)%
Yuxing	1,516,081	79,079	1,437,002	1817.2%
Net sales	81,243,732	100,196,591	(18,952,859)	(18.9)%
Cost of goods sold
Jinong	23,491,908	15,669,607	7,822,301	49.9%
Gufeng	23,494,509	45,962,063	(22,467,554)	(48.9)%
Jintai	-	3,006,894	(3,006,894)	(100.0)%
Yuxing	1,130,409	259,810	870,599	335.1%
Cost of goods sold	48,116,826	64,898,374	(16,781,548)	(25.9)%
Gross profit	33,126,906	35,298,217	(2,171,311)	(6.2)%
Operating expenses
Selling expenses	6,172,371	4,905,222	1,267,149	25.8%
General and administrative expenses	6,032,213	6,917,677	(885,464)	(12.8)%
Total operating expenses	12,204,584	11,822,899	381,685	3.2%
Income from operations	20,922,322	23,475,318	(2,552,996)	(10.9)%
Other income (expense)
Other income (expense)	397,380	63,666	333,714	524.2%
Interest income	161,149	187,603	(26,454)	(14.1)%
Interest expense, net	(752,239)	(556,347)	(195,892)	35.2%
Total other income (expense)	(193,710)	(305,078)	111,368	(36.5)%
Income before income taxes	20,728,612	23,170,240	(2,441,628)	(10.5)%
Provision for income taxes	3,625,884	4,694,726	(1,068,842)	(22.8)%
Net income	17,102,728	18,475,514	(1,372,786)	(7.4)%
Other comprehensive income
Foreign currency translation gain (loss)	154,786	3,343,242	(3,188,456)	(95.4)%
Comprehensive income	$17,257,514	$21,818,756	$(4,561,242)	(20.9)%

Basic weighted average shares outstanding	27,561,556	26,899,599	661,957	2.5%
Basic net earnings per share	$0.62	$0.69	$(0.07)	(9.6)%
Diluted weighted average shares outstanding	27,561,556	26,899,599	661,957	2.5%
Diluted net earnings per share	0.62	0.69	(0.07)	(9.6)%

Net Sales

Total net sales for the six months ended December 31, 2012 were $81,243,732, a decrease of $18,952,859, or 18.9%, from $100,196,591 for the six months ended December 31, 2011. This decrease was largely due to the decrease in Gufeng’s export sales.

For the six months ended December 31, 2012, Jinong’s net sales increased $9,574,420, or 23.2%, to $50,805,827 from $41,231,407 for the six months ended December 31, 2011. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing strategy.

For the six months ended December 31, 2012, net sales at Gufeng were $28,921,824, a decrease of $26,649,705, or 48.0%, from $55,571,529 for the six months ended December 31, 2011. The decrease was due to the lower demand on Nitrogen-Phosphorous elemented compound fertilizer by importing countries which is arising from the backlog of their imported compound fertilizers in previous quarters. Despite of that, Gufeng has been expanding and penetrating the domestic market particularly since the fiscal quarter ended March 31, 2012, during which period no revenue was generated from fertilizer exportation either due to special tariff tax levied by China authority or due to weak demand by importing countries. Net domestic sales at Gufeng for the six months ended December 31, 2012 was $28,918,424, an increase of $4,480,919, or 18.3%, from $24,437,505 for the same period in 2011.

Jintai had not generated any sales revenue since March 1, 2012 when the relocation started. Jintai’s net sales was $3,314,576 for the six months ended December 31, 2011. Jintai’s relocation is still in the process.

For the six months ended December 31, 2012, Yuxing’s net sales were $1,516,081, an increase of $1,437,002, from $79,079 during the six months ended December 31, 2011. The increase was mainly attributable both to the strong sales of Yuxing’s top-grade flowers and increased client base by combining Jintai’s.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2012 was $48,116,826, a decrease of $16,781,548, or 25.9%, from $64,898,374 for the six months ended December 31, 2011. This increase was proportional to the decrease in sales, which was mainly due to Gufeng’s decreased export sales for the six months ended December 31, 2012.

Cost of goods sold by Jinong for the six months ended December 31, 2012 was $23,491,908, an increase of $7,822,301, or 49.9%, from $15,669,607 for the same period in 2011. The increase was primarily attributable to (i) 56.5% increase in the cost of raw materials and (ii) 26.0% increases in the cost of packing materials.

Cost of goods sold by Gufeng for the six months ended December 31, 2012 was $23,494,509, a decrease of $22,467,554, or 48.9%, from $45,962,063 for the same period in 2011. The decrease was proportional to Gufeng’s decrease in export sales for the six months ended December 31, 2012.

Cost of goods sold by Jintai for the six months ended December 31, 2012 was zero, comparing to $3,006,894 for fiscal year 2011, because Jintai had no operation during the that period as a result of ongoing relocation.

For six months ended December 31, 2012, cost of goods sold by Yuxing was $1,130,409, an increase of $870,599, or 335.1%, from $259,810 for the six months ended December 31, 2011. The increase was proportional to Yuxing’s increased sales for the six months ended December 31, 2012.

Gross Profit

Total gross profit for the six months ended December 31, 2012 decreased by $2,171,311, or 6.2%, to $33,126,906, as compared to $35,298,217 for the six months ended December 31, 2011. Gross profit margin was approximately 40.8% and 35.2% for the six months ended December 31, 2012 and 2011, respectively.

Gross profit generated by Jinong increased by $1,752,119, or 6.9%, to $27,313,919 for the six months ended December 31, 2012 from $25,561,800 for the six months ended December 31, 2011. Gross profit margin from Jinong’s sales was approximately 53.8% and 62.0% for the six months ended December 31, 2012 and 2011, respectively. The decrease of Jinong’s gross profit margin is due to the increase in the cost of raw materials.

For the six months ended December 31, 2012, gross profit generated by Gufeng was $5,427,315, a decrease of $4,182,151, or 43.5%, from $9,609,466 for the six months ended December 31, 2011. Gross profit margin from Gufeng’s sales was approximately 18.8% and 17.3% for the six months ended December 31, 2012 and 2011, respectively.

Gross profit from Jintai was zero for the six months ended December 31, 2012 due to its relocation since March 1, 2012, as compared to $307,682 for the six months ended December 31, 2011. Gross profit margin from Jintai’s sales was approximately 9.3% for the six months ended December 31, 2011.

For the six months ended December 31, 2012, gross profit generated by Yuxing was $385,672, an increase of $566,403, from negative $180,731 for the six months ended December 31, 2011. Gross profit margin from Yuxing’s sales was approximately 25.4% and negative 228.5% for the six months ended December 31, 2012 and 2011, respectively.

Selling Expenses

Our selling expenses consist primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $6,172,371, or 7.6%, of net sales for the six months ended December 31, 2012, as compared to $4,905,222, or 4.9% of net sales for the six months ended December 31, 2011, an increase of $1,267,149, or 25.8%. The selling expenses of Gufeng were $370,689, or 1.3% of Gufeng’s net sales for the six months ended December 31, 2012, as compared to $1,533,273, or 2.8% of Gufeng’s net sales for the six months ended December 31, 2011. The selling expenses of Jinong for the six months ended December 31, 2012 were $5,769,477, or 11.4% of Jinong’s net sales, as compared to selling expenses of $3,346,393 or 8.1% of Jinong’s net sales in fiscal year 2011. Most of this increase was due to Jinong’s expanded marketing efforts.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $6,032,213, or 7.4% of net sales, for the six months ended December 31, 2012, as compared to $6,917,677, or 6.9%, of net sales for the six months ended December 31 2011, a decrease of $885,464, or 12.8%. Such a decrease in expenses was because we incurred a write-off on Jintai’s obsoleted plants during the corresponding period last year while we did not incur such a write-off this time.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the six months ended December 31, 2012 was $193,710 as compared to $ 305,078 for the six months ended December 31, 2011, a decrease of $111,368, or 36.5%. The decrease in expenses was mainly attributable to the governmental subsidies for Yuxing’s greenhouses project, which partially offset our other expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $3,024,887 for the six months ended December 31, 2012, as compared to $3,239,986 for the six months ended December 31, 2011, a decrease of $215,099, or 6.6%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $600,997 for the six months ended December 31, 2012, as compared to $1,454,740 for the six months ended December 31, 2011, a decrease of $853,743, or 58.7%, which was primarily due to Gufeng’s decreased export sales.

Jintai has been exempt from paying income tax as its products fall into the tax exemption list set out in the EIT and Jintai did not have any taxable income during the six months ended December 31, 2012.

Yuxing has no income tax for the six months ended December 31, 2012 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the six months ended December 31, 2012 was $17,102,728, a decrease of $1,372,786, or 7.4%, compared to $18,475,514 for the six months ended December 31, 2011. The decrease was attributable to the decrease in gross profit, primarily Gufeng’s. Net income as a percentage of total net sales was approximately 21.1% and 18.4% for the six months ended December 31, 2012 and 2011, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2012, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products through Yuxing. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales. However, as reported in our previous annual and quarterly reports, we have been in process of relocating Jintai to the facilities of Yuxin due to the deteriorated surrounding environment that caused the death and obsolescence of large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced.

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

For Jinong, the net income decreased 9.2% by $728,165 to $7,200,039 for the three month ended December 31, 2012 from $7,928,204 for the same period in 2011.

For Gufeng, the net income decreased 38.4% by $910,061 to $1,462,374 for the three months ended December 31, 2012 from $2,372,435 for the same period in 2011.

Jintai is located at the Economic and Technical Development Zone (the "Zone") in the metro area of the city of Xi'an. The Zone has been inhabited by a large and dense population and the periphery of Jintai has bristled with various industrial factories and utility plants in the latest years. The Zone’s concentrated industrial activities and dense population changed the micro bio environment for the growth of Jintai's agricultural products and disturbed Jintai’s normal fertilizer research and development. As of December 31, 2012, Jintai was still under the relocation process and there was no revenue from Jintai.

For Yuxing, the net income increased by $616,279 to $596,544 for the three months ended December 31, 2012 from net loss of $19,735 for the same period in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of December 31, 2012, cash and cash equivalents were $74,937,781, an increase of $2,959,151, or 4.1%, from $71,978,630 as of June 30, 2012.

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

 The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$11,006,765	$(2,746,995)
Net cash used in investing activities	(8,655,555)	(5,381,693)
Net cash provided by financing activities	562,675	9,616,925
Effect of exchange rate change on cash and cash equivalents	45,266	1,098,840
Net increase in cash and cash equivalents	2,959,151	2,587,077
Cash and cash equivalents, beginning balance	71,978,630	65,606,413
Cash and cash equivalents, ending balance	$74,937,781	$68,193,490

Operating Activities

Net cash provided by operating activities was $11,006,765 for the six months ended December 31, 2012, an increase of $13,753,760, or 500.7% from $2,746,995 which was used in operating activities for the same period in 2011. The increase was mainly attributable to the increased collections of account receivables comparing to the same period in 2011.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2012 was $8,655,555, an increase of $3,273,862, or 60.8% from $5,381,693 for the six months ended December 31, 2011. The increase was attributable to the additions of Jinong’s directly owned shops.

Financing Activities

Net cash provided by financing activities in the six months ended December 31, 2012 and 2011 totaled $562,675 and $9,616,925, respectively, which was attributable to the short-term loan proceeds.

As of December 31, 2012 and June 30, 2012, our loans payable were as follows:

	December 31, 2012	June 30, 2012
Short term loans payable:	$14,520,750	$13,931,280
Total	$14,520,750	$13,931,280

Accounts Receivable

We had accounts receivable of $61,731,764 as of December 31, 2012, as compared to $62,001,158 as of June 30, 2012, a decrease of $269,394 or 0.43%, which is mainly attributable to the implementation of 180-day credit policy as compared to the previous 90-day credit policy.

Allowance for doubtful accounts in account receivable as of December 31, 2012 was $933,670, an increase of $254,402, or 37.5% from $679,268 as of June 30, 2012. And the allowance for doubtful accounts as a percentage of accounts receivable was 1.5% as of December 31, 2012 and 1.1% as of June 30, 2012 respectively. The increase in the allowance of doubtful accounts was mainly due to the gradual aging in the balance of historical outstanding receivables.

Inventories

We had an inventory of $51,122,753 as of December 31, 2012, as compared to $28,602,684 as of June 30, 2012, an increase of $22,520,069, or 78.7%. The increase in the inventory level was seasonal. Such increase was largely attributable to the preparatory replenishment of raw material by Gufeng, for its granular fertilizer production in the upcoming peak sales seasons.

Advances to Suppliers

We had advances to suppliers of $10,880,938 as of December 31, 2012 as compared to $12,207,325 as of June 30, 2012, representing a decrease of $1,326,387 or 10.9%.

Accounts Payable

We had accounts payable of $4,826,224 as of December 31, 2012 as compared to $6,881,748 as of June 30, 2012, representing a decrease of $2,055,524, or 29.9% mainly due to the business seasonality of Gufeng.

Unearned Revenue

We had unearned revenue of $6,791,730 as of December 31, 2012 as compared to $2,625,014 as of June 30, 2012, representing an increase of $4,166,716, or 158.7%.  The increase in unearned revenue was seasonal. Such increase was largely attributable to the advancement deposits made by Gufeng’s clients for the following purposes: 1) reservation and storage for the upcoming planting season in spring after spring festival; and 2) locking up a lower price in anticipation of increased price after the Spring Festival in China.

Tax Payable

We had taxes payable of $21,102,145 as of December 31, 2012 as compared to $17,675,389 as of June 30, 2012, representing an increase of $3,426,756, or 19.4%. This increase was mainly due to the increase in Jinong’s income tax, which resulted from Jinong’s increased revenue over the past six months period.

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

Cash and cash equivalents

For statement of cash flows purposes, we consider all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of six months or less, when purchased, to be cash and cash equivalents.

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

As of December 31, 2012, we were organized into four main business segments: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production). However, as reported in our previous annual and quarterly reports, we have been in process of relocating Jintai to the facilities of Yuxin due to the deteriorated surrounding environment that caused the death and obsolescence of large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced. Jintai is in process of combining with Yuxing.

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2012, our accumulated other comprehensive income was $15.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of December 31, 2012 and June 30, 2012 was $14.5 million and $13.9 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2012. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately six months.

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

At the conclusion of the period ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010. The current version of the complaint alleges that we and certain of our current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in our financial statements, securities offering documents, and related disclosures during the class period. On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Nevada Federal Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing certain individual defendants from the complaint and allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and certain of the individual defendants. The Nevada Federal Court also denied the defendants’ motion to strike.

Item 1A.	Risk Factors

Gufeng’s concentration of customers could have a material adverse effect on us.

Unlike Jinong, whose top five distributors accounted for 2.6% of its fertilizer revenues for the three months ended December 31, 2012, Gufeng’s top five distributors accounted for 84.0% of its revenues with one single distributor accounting for more than 10% of our total revenues for the three months ended December 31, 2012. Gufeng’s largest distributor accounted for 27.7% of the total revenues for the three months ended December 31, 2012 .  If this customer reduces or discontinues its product purchases from us and we are unable to find a replacement, it would adversely affect our results of operations.

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date:	February 7, 2013	By:	/s/ Tao Li
		Name:	Tao Li
		Title:	President and Chief Executive Officer
(principal executive officer)

Date:	February 7, 2013	By:	/s/ Ken Ren
		Name:	Ken Ren
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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