Form 10-Q
period 2013-03-31
China Green Agriculture, Inc.
filed 2013-05-10
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,948,235 shares of common stock, $.001 par value, as of May 6, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	June 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$77,652,645	$71,978,630
Accounts receivable, net	73,960,377	62,001,158
Inventories	48,055,210	28,602,684
Other current assets	502,886	299,526
Advances to suppliers	9,918,649	12,207,325
Total Current Assets	210,089,767	175,089,323

Plant, Property and Equipment, Net	86,573,943	80,065,161

Construction In Progress	186,142	-

Other Assets – Non Current	119,226	182,119

Intangible Assets, Net	26,608,017	27,618,641

Goodwill	5,107,853	5,075,809

Total Assets	$328,684,948	$288,031,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,270,455	$6,881,748
Unearned revenue	1,719,031	2,625,014
Accrued expenses and other payables	4,097,921	4,290,249
Amount due to related parties	1,186,723	370,719
Taxes payable	21,964,129	17,675,389
Short term loans	16,976,100	13,931,280
Total Current Liabilities	51,214,359	45,774,399

Commitment and Contingencies

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 27,948,235 and 27,455,722 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	27,948	27,456
Additional paid-in capital	105,179,545	102,175,709
Statutory reserve	18,586,734	15,130,158
Retained earnings	136,199,635	109,142,824
Accumulated other comprehensive income	17,476,727	15,780,507
Total Stockholders’ Equity	277,470,589	242,256,654

Total Liabilities and Stockholders’ Equity	$328,684,948	$288,031,053

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Sales
Jinong	$27,051,929	$22,311,668	$77,857,756	$63,543,075
Gufeng	37,690,762	34,095,432	66,612,586	89,666,961
Jintai	-	2,466,393	-	5,780,969
Yuxing	1,129,842	1,142,851	2,645,923	1,221,930
Net sales	65,872,533	60,016,344	147,116,265	160,212,935
Cost of goods sold
Jinong	12,502,786	8,621,378	35,994,694	24,290,985
Gufeng	30,844,656	25,669,014	54,339,165	71,631,077
Jintai	-	2,270,002	-	5,276,896
Yuxing	779,386	980,611	1,909,795	1,240,421
Cost of goods sold	44,126,828	37,541,005	92,243,654	102,439,379
Gross profit	21,745,705	22,475,339	54,872,611	57,773,556
Operating expenses
Selling expenses	3,872,492	3,633,223	10,044,863	8,538,445
General and administrative expenses	1,348,802	2,980,108	7,381,015	9,897,785
Total operating expenses	5,221,294	6,613,331	17,425,878	18,436,230
Income from operations	16,524,411	15,862,008	37,446,733	39,337,326
Other income (expense)
Other income (expense)	212,344	(56,082)	609,724	7,584
Interest income	73,879	89,314	235,028	276,917
Interest expense, net	(268,455)	(554,325)	(1,020,694)	(1,110,672)
Total other income (expense)	17,768	(521,093)	(175,942)	(826,171)
Income before income taxes	16,542,179	15,340,915	37,270,791	38,511,155
Provision for income taxes	3,131,520	2,966,554	6,757,404	7,661,280
Net income	13,410,659	12,374,361	30,513,387	30,849,875
Other comprehensive income
Foreign currency translation gain (loss)	1,541,434	1,375,927	1,696,220	4,719,169
Comprehensive income	$14,952,093	$13,750,288	$32,209,607	$35,569,044

Basic weighted average shares outstanding	27,939,780	26,960,277	27,682,345	26,919,678
Basic net earnings per share	$0.48	$0.46	$1.10	$1.15
Diluted weighted average shares outstanding	27,939,780	26,960,277	27,682,345	26,919,678
Diluted net earnings per share	0.48	0.46	1.10	1.15

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$30,513,387	$30,849,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock and stock options for compensation	2,704,328	1,163,938
Depreciation	8,850,655	3,524,788
Amortization	1,179,780	1,170,692
Changes in operating assets, net of effects from acquisitions
Accounts receivable	(11,516,998)	(42,177,371)
Other current assets	(200,578)	63,691
Inventories	(19,187,321)	(11,810,508)
Advances to suppliers	2,355,354	4,922,664
Other assets	63,762	(42,802)
Changes in operating liabilities, net of effects from acquisitions
Accounts payable	(1,644,727)	248,222
Unearned revenue	(918,503)	473,341
Tax payables	4,158,809	7,290,632
Accrued expenses and other payables	(202,264)	3,799,716
Amount due to related parties	1,110,900	-
Net cash provided by (used in) operating activities	17,266,584	(523,122)

Cash flows from investing activities
Purchase of plant, property, and equipment	(14,827,612)	(5,710,530)
Increase in construction in progress	(185,325)	(3,071,623)
Net cash used in investing activities	(15,012,937)	(8,782,153)

Cash flows from financing activities
Proceeds from loans	2,943,885	9,659,940
		300,001
Net cash provided by financing activities	2,943,885	9,959,941

Effect of exchange rate change on cash and cash equivalents	476,483	1,515,397
Net increase in cash and cash equivalents	5,674,015	2,170,063

Cash and cash equivalents, beginning balance	71,978,630	65,606,413
Cash and cash equivalents, ending balance	$77,652,645	$67,776,476

Supplement disclosure of cash flow information
Interest expense paid	$267,506	$1,110,672
Income taxes paid	$2,598,595	$337,228

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 151,515 shares of common stock for repayment of
amount due to related party	$300,000	$-

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

The Company’s corporate structure as of March 31, 2013 is set forth in the diagram below:

China Green Agriculture, Inc.
("Green Nevada")
100%
Green Agriculture Holding Corporation
("Green New Jersey")
100%
Shaanxi Tech Team Jinong Humic Acid
Product Co., Ltd. ("Jinong")
100%
100%
100%
Beijing Gufeng
Chemical Products Co.,
Ltd. ("Gufeng")
Xi'an Jintai Agriculture Technology
Development Company ("Jintai")
Xi'an Hu County Yuxing
Agriculture Technology
Development Co., Ltd.
("Yuxing")
100%
Beijing Tianjuyuan
Fertilizer Co., Ltd.
("Tianjuyuan")

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Jintai, Yuxing, Gufeng and Tianjuyuan. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

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

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

The components of basic and diluted earnings per share consist of the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Net Income for Basic Earnings Per Share	$13,410,659	$12,374,361	$30,513,387	$30,849,875
Basic Weighted Average Number of Shares	27,939,780	26,960,277	27,682,345	26,919,678
Net Income per Share – Basic	$0.48	$0.46	$1.10	$1.15
Net Income for Diluted Earnings Per Share	$13,410,659	$12,374,361	$30,513,387	$30,849,875
Diluted Weighted Average Number of Shares	27,939,780	26,960,277	27,682,345	26,919,678
Net Income Per Share – Diluted	$0.48	$0.46	$1.10	$1.15

NOTE 4 – INVENTORIES

Inventories consist of the following:

	March 31,	June 30,
	2013	2012
Raw materials	$10,295,374	$6,009,686
Supplies and packing materials	577,949	565,559
Work in progress	318,774	127,140
Finished goods	36,863,113	21,900,299
Total	$48,055,210	$28,602,684

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31,	June 30,
	2013	2012
Advancement	$502,886	$299,526
Total	$502,886	$299,526

Advancement represents advances made to non-related parties and employees. The amounts were unsecured, interest free, and due on demand.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2013	2012
Building and improvements	$35,432,738	$36,174,009
Auto	719,151	835,412
Machinery and equipment	79,664,618	63,280,923
Agriculture assets	3,183,253	3,163,286
Total property, plant and equipment	118,999,760	103,453,630
Less: accumulated depreciation	(32,425,817)	(23,388,469)
Total	$86,573,943	$80,065,161

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expenses for the three months ended March 31, 2013 and 2012 were $3,622,264 and $1,176,912, respectively. Depreciation expenses for the nine months ended March 31, 2013 and 2012 were $8,850,655 and $3,524,788, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 7 - CONSTRUCTION IN PROGRESS

As of March 31, 2013 and June 30, 2012, construction in progress representing construction for Yuxing’s supporting facilities amounted to $186,142 and $0, respectively. The Company estimates that such construction will be completed by the fiscal year ended June 30, 2013 and the total cost should not exceed RMB 2 million (approximately $315,000).

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	June 30,
	2013	2012
Land use rights, net	$11,827,575	$11,014,591
Technology patent, net	794,344	1,902,131
Customer relationships, net	7,528,397	8,253,368
Non-compete agreement	94,684	125,453
Trademarks	6,363,017	6,323,098
Total	$26,608,017	$27,618,641

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

The Land Use Rights consist of the following:

	March 31,	June 30,
	2013	2012
Land use rights	$12,993,641	$12,912,125
Less: accumulated amortization	(1,166,066)	(1,897,534)
Total land use rights, net	$11,827,575	$11,014,591

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The technology know-how consisted of the following:

	March 31,	June 30,
	2013	2012
Technology know-how	$2,402,966	$2,387,891
Less: accumulated amortization	(1,608,622)	(485,760)
Total technology know-how, net	$794,344	$1,902,131

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $10,302,500) and is amortized over the remaining useful life of 10 years.

	March 31,	June 30,
	2013	2012
Customer relationships	$10,361,000	$10,296,000
Less: accumulated amortization	(2,832,603)	(2,042,632)
Total customer relationships, net	$7,528,397	$8,253,368

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $209,220) and is amortized over the remaining useful life of five years using the straight line method.

	March 31,	June 30,
	2013	2012
Non-compete agreement	$210,408	$209,088
Less: accumulated amortization	(115,724)	(83,635)
Total non-compete agreement, net	$94,684	$125,453

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB 40,700,000 (or $6,327,090), and is subject to an annual impairment test.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMORTIZATION EXPENSE

Total amortization expenses of intangible assets for the three months ended March 31, 2013 and 2012 amounted to $393,942 and $507,250, respectively. Total amortization expenses of intangible assets for the nine months ended March 31, 2013 and 2012 amounted to $1,179,780 and $1,170,692, respectively.

Estimated amortization expenses of intangible assets for the next five (5) twelve-month periods ended March 31, are as follows:

March 31, 2014	1,582,468
March 31, 2015	1,582,468
March 31, 2016	1,550,906
March 31, 2017	1,357,077
March 31, 2018	1,295,973

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31,	June 30,
	2013	2012
Payroll payable	$206,940	$127,149
Welfare payable	169,212	168,150
Accrued expenses	2,719,085	2,827,028
Other payables	878,996	1,045,010
Other levy payable	123,688	122,912
Total	$4,097,921	$4,290,249

NOTE 10 - AMOUNT DUE TO RELATED PARTIES

As of March 31, 2013 and June 30, 2012, the amount due to related parties was $1,186,723 and $370,719, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

During the quarter ended September 30, 2012, the Company entered into a related party transaction to borrow $1,115,800 (RMB 7,000,000) from Xi’an Techteam Science and Technology (Group) Co., Ltd, a company controlled by Mr. Tao Li, Green Nevada’s Chairman, President and CEO. The amount borrowed is non interest bearing and does not contain a specific maturity date.

On August 10, 2010, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd (“Yuxing”) which is a subsidiary of the Company, entered into an agreement with Xi’an Kingtone Information Co., Ltd. (“Kingtone Information”) which was responsible for developing certain electronic control systems for Yuxing. Kingtone Information is a Variable Interest Entity controlled by Kingtone Wirelessinfo Solution Holding Ltd. (Nasdaq: KONE), whose Chairman and majority shareholder is Mr. Tao Li, Green Nevada’s Chairman, President and CEO. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB 3,030,000, or approximately $480,255. The performance of the agreement has not been completed due to force majeure arising from the relocation of Jintai and the concurrent construction in Yuxing.

On June 29, 2012, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of RMB 24,480 (approximately $3,880).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOAN PAYABLES

As of March 31, 2013, the short-term loans payable consist of ten loans which mature on dates ranging from April 22, 2013 through March 22, 2014 with interest rates ranging from 6.30% to 8.20%. The loans No.1, 2 and 3 are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 4, 5, and 6 are collateralized by the inventory of Gufeng. In addition, the loans No. 7, 8 and 9 are guaranteed by Jinong’s credit. The loan No. 10 is collateralized by the land use right of Jinong and Jinong’s ownship of its subsidiaries’ equity.

No.	Payee	Loan period per agreement	Interest Rate	As of March 31, 2013
1	Agriculture Bank of China-Beijing Branch	January 24, 2013 - January 13, 2014	6.60%	$1,338,960
2	Agriculture Bank of China-Beijing Branch	March 23, 2013 - March 22, 2014	6.60%	1,275,200
3	Agriculture Bank of China-Beijing Branch	April 23, 2012 - April 22, 2013	8.20%	1,609,940
4	Bank of Tianjin	August 7,2012-May 15, 2013	7.20%	1,115,800
5	Bank of Tianjin	August 7,2012 - June 19, 2013	7.20%	1,115,800
6	Bank of Tianjin	August 7, 2012 - June 3, 2013	7.20%	956,400
7	China Merchant Bank	August 30, 2012 - August 29, 2013	6.30%	3,985,000
8	Industrial and Commercial Bank of China	October 25, 2012 - October 25,2013	8.00%	1,594,000
9	Industrial and Commercial Bank of China	September 25, 2012-September 24, 2013	8.00%	1,594,000
10	China Minsheng Bank	January 5, 2013 - January 4, 2014	7.20%	2,391,000
		Total		$16,976,100

As of June 30, 2012, the short-term loans payable consist of eight loans which mature on dates ranging from July 25, 2012 through April 22, 2013 interest rates ranging from 6.89% to 8.87%. The loans No.1, 2 and 3 are collateralized by Tianjuyan’s land use right and building ownership right. The loan No. 4 is collateralized by the inventory of Gufeng. In addition, the loans No.5, 6, 7 and 8 are guaranteed by Jinong’s credit.

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

The interest expenses from short-term loans were $268,455 and $554,325 for the three months ended March 31, 2013 and 2012, respectively. The interest expenses from short-term loans were $1,020,694 and $1,110,672 for the nine months ended March 31, 2013 and 2012, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the prior tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new EIT rate of 25% replaced the 33% DEs rate was and became applicable to both DEs and FIEs. The two-year exemption and three-year 50% reduction tax holiday for production-oriented FIEs were eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Jinong’s provision for income taxes for the nine months ended March 31, 2013 and 2012 was $4,746,988 and $4,901,045, respectively. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $2,010,416 and $2,760,235 for the nine months ended March 31, 2013 and 2012, respectively. Jintai and Yuxing have been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

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

Income Taxes and Related Payables

Taxes payable consist of the following:

	March 31,	June 30,
	2013	2012
VAT provision (credit)	$41,984	$68,180
Income tax payable	21,569,621	17,274,817
Other levies	352,524	332,392
Total	$21,964,129	$17,675,389

Tax Rate Reconciliation

Our effective tax rates were approximately 18.1% and 19.9% for the nine months ended March 31, 2013 and 2012, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the nine months ended March 31, 2013 and 2012 for the following reasons:

Nine Months Ended March 31,	China		United States
2013	15% - 25%		34%		Total

Pretax income (loss)	$40,324,031		$(3,053,240)		$37,270,791

Expected income tax expense (benefit)	10,081,008	25.0%	(1,038,102)	34.0%	9,042,906
High-tech income benefits on Jinong	(1,976,456)	(4.9)%	-	-	(1,976,456)
Losses from subsidiaries in which no benefit is recognized	(1,347,148)	(3.3)%	-	-	(1,347,148)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,038,102	(34.0)%	1,038,102
Actual tax expense	$6,757,404	16.8%	$-	-%	$6,757,404	18.1%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31,	China		United States
2012	15% - 25%		34%		Total

Pretax income (loss)	$41,861,062		$(3,349,907)		$38,511,155

Expected income tax expense (benefit)	10,465,266	25.0%	(1,138,968)	34.0%	9,326,298
High-tech income benefits on Jinong	(2,038,594)	(4.9)%	-	-	(2,038,594)
Losses from subsidiaries in which no benefit is recognized	(765,392)	(1.8)%	-	-	(765,392)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,138,968	(34.0)%	1,138,968
Actual tax expense	$7,661,280	18.3%	$-	-%	$7,661,280	19.9%

NOTE 13 - STOCKHOLDERS’ EQUITY

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

On September 26, 2012, the Company agreed to issue 151,515 shares of Common Stock at the market price of $3.30 per share to Mr. Tao Li, the Company’s Chairman and Chief Executive Officer in the first offering of the Company’s Employee Stock Purchase Plan (“ESPP”) adopted by the Company’s Board of Directors (the “Board”) on August 9, 2012. Mr. Li had previously advanced the Company $300,000 and has unpaid compensation accrued in the accompanying balance sheet. The 151,515 shares were not issued until after September 30, 2012 and accordingly the due to officer of $300,000 and accrued compensation of $200,000 were deducted during the quarter ended December 31, 2012.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2012, the Company approved the granting of (i) 200,000 shares of restricted stock to Mr. Ken Ren, the Company’s Chief Financial Officer (the “CFO”), (ii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each is an independent director of the Company (the “Stock Grants”), and (iii) 210,000 shares of restricted stock to other employees. The Stock Grants of (i) and (ii) above, vest in three installments on December 31, 2012, March 31, 2013, and June 30, 2013, with 100,000 shares vesting first and 50,000 shares vesting on each of the other two vesting dates to the CFO; and 10,000 shares vesting first and half of the their respective remaining shares vesting on each of the other two vesting dates to the three independent directors. The vest of the restricted shares is conditioned on the individuals being employed by the Company at the time of the vest. These shares were issued during the quarter ended December 31, 2012 and the expenses associated with the issuance of these shares will be recorded over the vesting period of the shares. The Stock Grant of (iii) will vest in one single installment on June 30th, 2014.

On March 20, 2013, the Company issued 9,396 shares of Common Stock valued at $9,000 of consulting services to a consultant of the Company.

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

As of March 31, 2013, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 14 - STOCK OPTIONS

There were no issuances of stock options during the three months ended March 31, 2013 and 2012.

Options outstanding as of March 31, 2013 and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2012	115,099	$14.66	$-
Granted	-
Forfeited/Cancelled	-
Exercised	-
Outstanding, March 31, 2013	115,099	$14.66	$-

NOTE 15 -CONCENTRATIONS AND LITIGIATION

Market Concentration

All of the Company's revenue-generating operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Vendor and Customer Concentration

There was one vendor from which the Company purchased more than 10% of its raw materials for the fertilizer products for the nine months ended March 31, 2013 and 2012, respectively.

There was one customer that accounted over 10% of the total sales of fertilizer products as of nine months ended March 31, 2013 and 2012, respectively.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  The current version of the complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period.  On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Nevada Federal Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing certain individual defendants from the complaint and allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and certain of the individual defendants.  The Nevada Federal Court also denied the defendants’ motion to strike. The parties to the securities class action held a mediation on March 7, 2013, which led to an agreement in principle to settle the case for a payment of $2.5 million by the Company’s insurers in exchange for a release of all claims against all defendants. The parties are currently in the process of documenting the settlement.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of our businesses and operating segments results.

	Three months ended March 31,
	2013	2012
Revenues from unaffiliated customers:
Jinong	$27,051,929	$22,311,668
Gufeng	37,690,762	34,095,432
Jintai	-	2,466,393
Yuxing	1,129,842	1,142,851
Consolidated	$65,872,533	$60,016,344

Operating income :
Jinong	$11,406,985	$10,975,095
Gufeng	5,642,544	5,780,062
Jintai	-	(212,967)
Yuxing	171,500	(97,907)
Reconciling item (1)	-	-
Reconciling item (2)	(256,110)	(452,580)
Reconciling item (2)—stock compensation	(440,508)	(129,695)
Consolidated	$16,524,411	$15,862,008

Net income:
Jinong	$9,756,153	$9,400,856
Gufeng	4,178,836	3,865,515
Jintai	-	(212,905)
Yuxing	172,275	(96,848)
Reconciling item (1)	13	18
Reconciling item (2)	(696,618)	(582,275)
Consolidated	$13,410,659	$12,374,361

Depreciation and Amortization:
Jinong	$1,990,178	$592,031
Gufeng	1,709,328	816,584
Jintai	-	(1,008)
Yuxing	316,700	276,555
Consolidated	$4,016,206	$1,684,162

Interest expense:
Jinong	$-	$-
Gufeng	298,455	554,325
Reconciling item (2)	-	-
Consolidated	$298,455	$554,325

Capital Expenditure:
Jinong	$6,275,253	$1,880,430
Gufeng	31,271	(14,946)
Jintai	-	(3,423)
Yuxing	(134,467)	8,012
Consolidated	$6,172,057	$1,870,073

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended March 31,
	2013	2012
Revenues from unaffiliated customers:
Jinong	$77,857,756	$63,543,075
Gufeng	66,612,586	89,666,961
Jintai	-	5,780,969
Yuxing	2,645,923	1,221,930
Consolidated	$147,116,265	$160,212,935

Operating income :
Jinong	$31,418,916	$32,421,375
Gufeng	8,821,041	12,062,444
Jintai	-	(1,457,900)
Yuxing	260,155	(338,365)
Reconciling item (1)	-	-
Reconciling item (2)	(738,343)	(2,210,290)
Reconciling item (2)—stock compensation	(2,315,036)	(1,139,938)
Consolidated	$37,446,733	$39,337,326

Net income:
Jinong	$26,893,779	$27,758,554
Gufeng	5,848,880	8,055,846
Jintai	57	(1,457,704)
Yuxing	823,911	(156,914)
Reconciling item (1)	139	321
Reconciling item (2)	(3,053,379)	(3,350,228)
Consolidated	$30,513,387	$30,849,875

Depreciation and Amortization:
Jinong	$6,449,763	$1,756,742
Gufeng	2,634,409	2,462,687
Jintai	-	(440)
Yuxing	946,263	476,491
Consolidated	$10,030,435	$4,695,480

Interest expense:
Jinong	$-	$-
Gufeng	1,050,694	1,110,672
Reconciling item (2)	-	-
Consolidated	$1,050,694	$1,110,672

Capital Expenditure:
Jinong	$15,601,870	$5,589,432
Gufeng	(876,682)	(14,946)
Jintai	-	(3,423)
Yuxing	102,424	139,467
Consolidated	$14,827,612	$5,710,530

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	March 31, 2013	June 30, 2012
Identifiable assets:
Jinong	$181,535,571	$221,575,406
Gufeng	104,482,467	57,657,305
Jintai	4,573,427	6,670,058
Yuxing	38,028,176	1,851,745
Reconciling item (1)	79,213	280,445
Reconciling item (2)	(3,906)	(3,906)
Consolidated	$328,694,948	$288,031,053

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

On June 29, 2012, Jinong signed an office lease with Kingtone Information upon the expiration of its existing lease with Kingtone Information. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of $3,902 (RMB 24,480).

In January 2008, Jintai signed a ten year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $829 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $472 (RMB 2,958) for approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing.

Accordingly, the Company recorded an aggregate of $46,822 and $81,566 as rent expenses for the nine months ended March 31, 2013 and 2012, respectively. Rent expenses for the next five twelve-month periods ended March 31, are as follows:

Years ending:
March 31, 2013	$62,430
March 31, 2014	15,605
March 31, 2015	15,605
March 31, 2016	15,605
March 31, 2017	15,605

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.3%, and 94.0% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. Yuxing serves as a research and development base for our fertilizer products. Jintai had served for that function too. However, as reported in our previous annual and quarterly reports, we started to relocate Jintai to the facilities of Yuxin due to the deteriorated surrounding environment that caused the death and obsolescence of large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced.

Fertilizer Products

As of March 31, 2013, we had developed and produced a total of 449 different fertilizer products in use, of which 132 were developed and produced by Jinong and 317 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	For the Three Months Ended March 31,
	2013 (Metric Tons)	2012 (Metric Tons)	Change	Change %

JN	17,437	14,925	2,512	17%
GF	84,073	68,843	15,230	22%
Total	101,510	83,768	17,742	21%

	For the Three Months Ended March 31,
	2013	2012
	(Revenue per ton $)	(Revenue per ton $)
JN	$1,551	$1,495
GF	$367	$495

	For the Nine Months Ended March 31,
	2013	2012
	(Metric Tons)	(Metric Tons)	Change	Change %
JN	51,498	46,569	4,929	11%
GF	147,520	192,906	-45,386	-24%
Total	199,018	239,475	-40,457	-17%

	For the Nine Months Ended March 31,
	2013	2012
	(Revenue per ton)	(Revenue per ton)
JN	$1,512	$1,364
GF	$452	$465

For the three months ended March 31, 2013, we sold approximately 101,510 metric tons of fertilizer products, as compared to 83,768 metric tons for the three months ended March 31, 2012. For the nine months ended March 31, 2013, we sold approximately 199,018 metric tons of fertilizer products, as compared to 239,475 metric tons for the nine months ended March 31, 2012. For the three months ended March 31, 2013, Jinong sold approximately 17,437 metric tons of fertilizer products, as compared to 14,925 metric tons for the three months ended March 31, 2012. For the three months ended March 31, 2013, Gufeng sold approximately 84,073 metric tons of fertilizer products, as compared to 68,843 metric tons for the three months ended March 31, 2012.

For the nine months ended March 31, 2013, Jinong sold approximately 51,498 metric tons of fertilizer products, as compared to 46,569 metric tons for the nine months ended March 31, 2012. For the nine months ended March 31, 2013, Gufeng sold approximately 147,520 metric tons of fertilizer products, as compared to 192,906 metric tons for the nine months ended March 31, 2012.

Our sales of fertilizer products to the top five provinces accounted for approximately 67.97% of our fertilizer revenue for the three months ended March 31, 2013. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Hebei (12.75%), Shaanxi (7.02%), Heilongjiang (23.93%), Shandong (6.38%) and Jilin (7.95%).

As of March 31, 2013, we had a total of 995 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 797 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Its top five distributors accounted for 2.1% of Jinong’s fertilizer revenues for the three months ended March 31, 2013. Gufeng had 198 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 64.5% of its revenues with no single distributor accounting for more than 10% of our total revenues for the three months ended March 31, 2013.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 100% of our agricultural products revenue for the three months ended March 31, 2013 were Shaanxi (96.8%), Qinghai (2.04%) and Xinjiang (1.15%).

Recent Developments

New Products

During the three months ended March 31, 2013, Jinong launched three new fertilizer products, which are broad-spectrum fertilizer products. Jinong’s new products generated approximately $86,650, or 0.3% of Jinong’s fertilizer revenues for the three months ended March 31, 2013. Jinong also added eight new distributors for the three months ended March 31, 2013. Jinong’s new distributors accounted for approximately $167,226, or 0.6% of Jinong’s fertilizer revenues for the three months ended March 31, 2013. During the quarter ended March 31, 2013, no revenue of Jinong was attributable to the new products distributed by its new distributors. During the three months ended March 31, 2013, Gufeng launched no new fertilizer product. Gufeng added nine new distributors during the three months ended March 31, 2013, which accounted for approximately $257,759, or 0.8%, of Gufeng’s fertilizer revenues.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012.

The following table shows the operating results of the Company on a consolidated basis for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	change	% change
Sales
Jinong	$27,051,929	$22,311,668	$4,740,261	21.2%
Gufeng	37,690,762	34,095,432	3,595,330	10.5%
Jintai	-	2,466,393	(2,466,393)	(100%)
Yuxing	1,129,842	1,142,851	(13,009)	(1.1%)
Net sales	65,872,533	60,016,344	5,856,189	9.8%
Cost of goods sold
Jinong	12,502,786	8,621,378	3,881,408	45%
Gufeng	30,844,656	25,669,014	5,175,642	20.2%
Jintai	-	2,270,002	(2,270,002)	(100%)
Yuxing	779,386	980,611	(201,225)	(20.5%)
Cost of goods sold	44,126,828	37,541,005	6,585,823	17.5%
Gross profit	21,745,705	22,475,339	(729,634)	(3.2%)
Operating expenses
Selling expenses	3,872,492	3,633,223	239,269	6.6%
General and administrative expenses	1,348,802	2,980,108	(1,631,306)	(54.7%)
Total operating expenses	5,221,294	6,613,331	(1,392,037)	(21%)
Income from operations	16,524,411	15,862,008	662,403	4.2%
Other income (expense)
Other income (expense)	212,344	(56,082)	268,426	479%
Interest income	73,879	89,314	(15,435)	(17.3%)
Interest expense, net	(268,455)	(554,325)	285,870	(51.6%)
Total other income (expense)	17,768	(521,093)	538,861	(103%)
Income before income taxes	16,542,179	15,340,915	1,201,264	7.8%
Provision for income taxes	3,131,520	2,966,554	164,966	5.6%
Net income	13,410,659	12,374,361	1,036,298	8.4%
Other comprehensive income
Foreign currency translation gain (loss)	1,541,434	1,375,927	165,507	12%
Comprehensive income	$14,952,093	$13,750,288	$1,201,805	8.7%

Basic weighted average shares outstanding	27,939,780	26,960,277	979,503	3.6%
Basic net earnings per share	$0.48	$0.46	$0.02	4.6%
Diluted weighted average shares outstanding	27,939,780	26,960,277	979,503	3.6%
Diluted net earnings per share	0.48	0.46	0.02	4.6%

Net Sales

Total net sales for the three months ended March 31, 2013 were $65,872,533 , an increase of $5,856,189, or 9.8%, from $60,016,344 for the three months ended March 31, 2012. This increase was largely due to the increase in Jinong’s net sales.

For the three months ended March 31, 2013, Jinong’s net sales increased $4,740,261, or 21.2%, to $27,051,929 from $22,311,668 for the three months ended March 31, 2012. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing strategy.

For the three months ended March 31, 2013, net sales at Gufeng were $37,690,762, an increase of $3,595,330, or 10.5%, from $34,095,432 for the three months ended March 31, 2012. The fiscal quarter ended March 31, 2013 fell in the “export window” in which no special tariff tax applied, however, due to the lower demand on Nitrogen-Phosphorous elemented compound fertilizer by importing countries which is arising from the backlog of their imported compound fertilizers in previous quarters, which also led to lower-than-before profit margin over the export contracts, Gufeng had no export contract in the quarter ended March 31, 2013. Despite of that, Gufeng has been expanding and penetrating the domestic market particularly since the fiscal quarter ended March 31, 2012, during which period no revenue was generated from fertilizer exportation either due to sustained special tariff tax levied by China authority or due to continuously weak demand by importing countries. Net sales at Gufeng for the three months ended March 31, 2013 was $37,690,762, an increase of $3,595,330, or 10.5%, from $34,095,432 for the same period in 2012.

Jintai’s net sales was zero for the three months ended March 31, 2013 as compared to $2,466,393 for the same period in 2012. This was attributable to Jintai’s relocation, which commenced on March 1, 2012 and is still on going. Therefore, Jintai did not generate any sales revenue since March 1, 2012.

For the three months ended March 31, 2013, Yuxing’s net sales were $1,129,842, a decrease of $13,009, from $1,142,851 during the three months ended March 31, 2012.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2013 was $44,126,828, an increase of $6,585,823, or 17.5%, from $37,541,005 for the three months ended March 31, 2012. This increase was proportional to the increase in sales, which was mainly due to Gufeng’s increased numbers of distributors in the three months ended March 31, 2013.

Cost of goods sold by Jinong for the three months ended March 31, 2013 was $12,502,786, an increase of $3,881,408, or 45.0%, from $8,621,378 for the same period in 2012. The increase was primarily attributable to the increase in the cost of raw materials and the increases in sales of fertilizer products.

Cost of goods sold by Gufeng for the three months ended March 31, 2013 was $30,844,656, an increase of $5,175,642, or 20.2%, from $25,669,014 for the same period in 2012. The increase was proportional to Gufeng’s sales for the three months ended March 31, 2013.

Cost of goods sold by Jintai for the three months ended March 31, 2013 was zero, comparing to $2,270,002 for the same period during fiscal year 2012, because Jintai’s had no operation as a result of ongoing relocation.

For three months ended March 31, 2013, cost of goods sold by Yuxing was $779,386, a decrease of $201,225, or 20.5%, from $980,611 for the three months ended March 31, 2012. The decrease was due to the corresponding lower cost in the raw material for the three months ended March 31, 2013.

Gross Profit

Total gross profit for the three months ended March 31, 2013 decreased by $729,634, or 3.2%, to $21,745,705, as compared to $22,475,339 for the three months ended March 31, 2012. Gross profit margin was approximately 33.0% and 37.4% for the three months ended March 31, 2013 and 2012, respectively.

Gross profit generated by Jinong increased by $858,853, or 6.3%, to $14,549,143 for the three months ended March 31, 2013 from $13,690,290 for the three months ended March 31, 2012. Gross profit margin from Jinong’s sales was approximately 53.8% and 61.4% for the three months ended March 31, 2013 and 2012, respectively. The decrease in Jinong’s gross margin was mainly due to the higher weight of lower-margin product sales in Jinong’s total sales.

For the three months ended March 31, 2013, gross profit generated by Gufeng was $6,846,106, a decrease of $1,580,312, or 18.8%, from $8,426,418 for the three months ended March 31, 2012. Gross profit margin from Gufeng’s sales was approximately 18.2% and 24.7% for the three months ended March 31, 2013 and 2012, respectively. The decrease in Gufeng’s gross margin was mainly due to the higher weight of lower-margin product sales in Gufeng’s total sales.

Gross profit from Jintai was zero for the three months ended March 31, 2013 due to its relocation since March 1, 2012, as compared to $196,391 for the three months ended March 31, 2012. Gross profit margin from Jintai’s sales was approximately 8.0% for the three months ended March 31, 2012.

For the three months ended March 31, 2013, gross profit generated by Yuxing was $350,456, an increase of $188,216, from $162,240 with a gross profit margin of approximately 31.0% for the three months ended March 31, 2013, compared to a gross profit margin of approximately 14.0% for the three months ended March 31, 2012.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,872,492, or 5.9%, of net sales for the three months ended March 31, 2013, as compared to $3,633,223, or 6.1% of net sales for the three months ended March 31, 2012, an increase of $239,2693, or 6.6%. The selling expenses of Gufeng were $503.932, or 1.3% of Gufeng’s net sales for the three months ended March 31, 2013, as compared to $1,448,908, or 4.2% of Gufeng’s net sales for the three months ended March 31, 2012. Most of this decrease was due to Gufeng’s adjustments in marketing efforts. The selling expenses of Jinong for the three months ended March 31, 2013 were $3,353,575, or 12.4% of Jinong’s net sales, as compared to selling expenses of $2,166,679, or 9.7% of Jinong’s net sales in fiscal year 2012. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $1,348,802, or 2.0% of net sales, for the three months ended March 31, 2013, as compared to $2,980,108, or 4.97%, of net sales for the three months ended March 31 2012, a decrease of $1,631,306, or 54.7%. This decrease was primarily a result of the decrease of legal fees incurred in connection with certain litigations.

Total Other Income (Expenses)

Total other income (expense) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended March 31, 2013 was $17,768, as compared to total other expense of $521,093 for the three months ended March 31, 2012, a decrease in expense of $538,861. The decrease was mainly attributable to the $268,455 interest expense from Gufeng’s outstanding short-term loans, which was $285,870 less than that of the corresponding period in 2012.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,722,101 for the three months ended March 31, 2013, as compared to $1,661,059 for the three months ended March 31, 2012, an increase of $61,042, or 3.7%, which was primarily due to Jinong’s decreased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,409,419 for the three months ended March 31, 2013, as compared to $1,305,495 for the three months ended March 31, 2012, an increase of $103,924, or 7.96%, which was primarily due to Gufeng’s increased net sales.

Jintai has been exempt from paying income tax as its products fall into the tax exemption list set out in the EIT. In addition, Jintai did not have any taxable income during the three months ended March 31, 2013.

Yuxing has no income tax for the three months ended March 31, 2013 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT, the same treatment as Jintai receives.

Net Income

Net income for the three months ended March 31, 2013 was $13,410,659, an increase of $1,036,298, or 8.4%, compared to $12,374,361 for the three months ended March 31, 2012. The increase was attributable to the decrease in General and Administrative Expenses, along with the increased net sales. Net income as a percentage of total net sales was approximately 20.4% and 20.6 % for the three months ended March 31, 2013 and 2012, respectively.

Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012.

	Nine Months Ended March 31,
	2013	2012	change	% change
Sales
Jinong	$77,857,756	$63,543,075	$14,314,681	22.5%
Gufeng	66,612,586	89,666,961	(23,054,375)	(25.7%)
Jintai	-	5,780,969	(5,780,969)	(100%)
Yuxing	2,645,923	1,221,930	1,423,993	116.5%
Net sales	147,116,265	160,212,935	(13,096,670)	(8.2%)
Cost of goods sold
Jinong	35,994,694	24,290,985	11,703,709	48.2%
Gufeng	54,339,165	71,631,077	(17,291,912)	(24.1%)
Jintai	-	5,276,896	(5,276,896)	(100%)
Yuxing	1,909,795	1,240,421	669,374	54%
Cost of goods sold	92,243,654	102,439,379	(10,195,725)	(10%)
Gross profit	54,872,611	57,773,556	(2,900,945)	(5.0%)
Operating expenses
Selling expenses	10,044,863	8,538,445	1,506,418	17.6%
General and administrative expenses	7,381,015	9,897,785	(2,516,770)	(25.4%)
Total operating expenses	17,425,878	18,436,230	(1,010,352)	(5.5%)
Income from operations	37,446,733	39,337,326	(1,890,593)	(4.8%)
Other income (expense)
Other income (expense)	609,724	7,584	602,140	7939.6%
Interest income	235,028	276,917	(41,889)	(15.1%)
Interest expense, net	(1,020,694)	(1,110,672)	89,978	(8.1%)
Total other (expense)	(175,942)	(826,171)	650,229	(78.7%)
Income before income taxes	37,270,791	38,511,155	(1,240,364)	(3.2%)
Provision for income taxes	6,757,404	7,661,280	(903,876)	(11.8%)
Net income	30,513,387	30,849,875	(336,488)	(1.1%)
Other comprehensive income
Foreign currency translation gain (loss)	1,696,220	4,719,169	(3,022,949)	(64.1%)
Comprehensive income	$32,209,607	$35,569,044	$(3,359,437)	(9.4%)

Basic weighted average shares outstanding	27,682,345	26,919,678	762,667	2.8%
Basic net earnings per share	$1.10	$1.15	$(0.04)	(3.8%)
Diluted weighted average shares outstanding	27,682,345	26,919,678	762,667	2.8%
Diluted net earnings per share	1.10	1.15	(0.04)	(3.8%)

Net Sales

Total net sales for the nine months ended March 31, 2013 were $147,116,265, a decrease of $13,096,670, or 8.2%, from $160,212,935 for the nine months ended March 31, 2012. This decrease was largely due to the decrease in Gufeng’s net sales.

For the nine months ended March 31, 2013, Jinong’s net sales increased $14,314,681, or 22.5%, to $77,857,756 from $63,543,075 for the nine months ended March 31, 2012. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing strategy.

For the nine months ended March 31, 2013, net sales at Gufeng were $66,612,586, a decrease of $23,054,375, or 25.7%, from $89,666,961 for the nine months ended March 31, 2012. The fiscal quarter ended March 31, 2013 fell in the “export window” in which no special tariff tax applied, however, due to the lower demand on Nitrogen-Phosphorous elemented compound fertilizer by importing countries which is arising from the backlog of their imported compound fertilizers in previous quarters, which also led to lower-than-before profit margin over the export contracts, Gufeng had no export contract in the quarter ended March 31, 2013. Despite of that, Gufeng has been expanding and penetrating the domestic market particularly since the fiscal quarter ended March 31, 2012, during which period no revenue was generated from fertilizer exportation either due to sustained special tariff tax levied by China authority or due to continuously weak demand by importing countries. Net sales at Gufeng for the nine months ended March 31, 2013 was $66,612,586, a decrease of $23,054,375, or 25.7%, from $89,666,961 for the same period in 2012.

Jintai’s net sales was zero for the nine months ended March 31, 2013 as compared to $5,780,969 for the same period in 2012 due to Jintai’s relocation, which commenced on March 1, 2012 and is still on going. Therefore, Jintai did not generate any sales revenue since March 1, 2012.

For the nine months ended March 31, 2013, Yuxing’s net sales were $2,645,923, an increase of $1,423,993, from $1,221,930 during the nine months ended March 31, 2012. The increase was mainly attributable both to the development in sales of Yuxing’s top-grade flowers and the proxy sales of certain inventory from Jintai.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2013 was $92,243,654, a decrease of $10,195,725, or 10%, from $102,439,379 for the nine months ended March 31, 2012. This decrease was proportional to the decrease in sales.

Cost of goods sold by Jinong for the nine months ended March 31, 2013 was $35,994,694, an increase of $11,703,709, or 48.2%, from $24,290,985 for the same period in 2012. The increase was primarily attributable to the increase in the cost of raw materials and the increase in sales of fertilizer products.

Cost of goods sold by Gufeng for the nine months ended March 31, 2013 was $54,339,165, a decrease of $17,291,912, or 24.1%, from $71,631,077 for the same period in 2012. The decrease was proportional to Gufeng’s sales for the nine months ended March 31, 2013.

Cost of goods sold by Jintai for the nine months ended March 31, 2013 was zero, comparing to $5,276,896 for fiscal year 2012, because Jintai’s had no operation as a result of ongoing relocation.

For nine months ended March 31, 2013, cost of goods sold by Yuxing was $1,909,795, an increase of $669,374, or 54%, from $1,240,421 for the nine months ended March 31, 2012. The increase was proportional to the increase in Yuxing’s sales for the nine months ended March 31, 2013.

Gross Profit

Total gross profit for the nine months ended March 31, 2013 decreased by $2,900,945, or 5%, to $54,872,611, as compared to $57,773,556 for the nine months ended March 31, 2012. Gross profit margin was approximately 37.3% and 36.1% for the nine months ended March 31, 2013 and 2012, respectively.

Gross profit generated by Jinong increased by $2,610,972, or 6.7%, to $41,863,062 for the nine months ended March 31, 2013 from $39,252,090 for the nine months ended March 31, 2012. Gross profit margin from Jinong’s sales was approximately 53.8% and 61.8% for the nine months ended March 31, 2013 and 2012, respectively. The increase in gross profit was mainly due to the increase in sales volume and the decrease in gross profit margin was mainly due to the increase of weight for lower-margin products in Jinong’s product sales.

For the nine months ended March 31, 2013, gross profit generated by Gufeng was $12,273,421, a decrease of $5,762,463, or 32.0%, from $18,035,884 for the nine months ended March 31, 2012. Gross profit margin from Gufeng’s sales was approximately 18.4% and 20.1% for the nine months ended March 31, 2013 and 2012, respectively. The decrease in gross profit was mainly due to the decrease in sales volume and the decrease in gross profit margin was mainly due to the increase of weight for lower-margin products in Gufeng’s product sales.

Gross profit from Jintai was zero for the nine months ended March 31, 2013 due to its relocation since March 1, 2012, as compared to $504,073 for the nine months ended March 31, 2012. Gross profit margin from Jintai’s sales was approximately 8.8% for the nine months ended March 31, 2012.

For the nine months ended March 31, 2013, gross profit generated by Yuxing was $736,128, an increase of $754,619, from gross loss of $18,491 with a gross profit margin of approximately 28% for the nine months ended March 31, 2013.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $10,044,863, or 6.8%, of net sales for the nine months ended March 31, 2013, as compared to $8,538,445, or 5.3% of net sales for the nine months ended March 31, 2012, an increase of $1,506,418, or 17.6%. The selling expenses of Gufeng were $874,621, or 1.3% of Gufeng’s net sales for the nine months ended March 31, 2013, as compared to $2,982,181, or 8.7% of Gufeng’s net sales for the nine months ended March 31, 2012. The selling expenses of Jinong for the nine months ended March 31, 2013 were $9,123,052, or 11.7% of Jinong’s net sales, as compared to selling expenses of $5,513,072, or 24.7% of Jinong’s net sales in fiscal year 2012. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $7,381,015, or 5.02% of net sales, for the nine months ended March 31, 2013, as compared to $9,897,785, or 6.18%, of net sales for the nine months ended March 31 2012, a decrease of $2,516,770, or 25.4%. This decrease was primarily a result of the decrease of legal fees incurred in connection with certain litigations.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the nine months ended March 31, 2013 was $175,942, as compared to total other expense of $826,171 for the nine months ended March 31, 2012, a decrease in expense of $650,229. The decrease in total other expense mainly resulted from an increase of $602,140 other income, to $609,724 during the nine months ended March 31, 2013, as compared to $7,584 incurred for the corresponding period in 2012. Such increase was mainly attributable to the governmental subsidies Yuxing received with regard to its greenhouse development during the nine months ended March 31, 2013.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $4,746,988 for the nine months ended March 31, 2013, as compared to $4,901,045 for the nine months ended March 31, 2012, a decrease of $154,057, or 3.1%, which was primarily due to Jinong’s decreased operating income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $2,010,416.for the nine months ended March 31, 2013, as compared to $2,760,235 for the nine months ended March 31, 2012, a decrease of $749,819, or 27.2%, which was primarily due to Gufeng’s decreased net sales.

 Jintai has been exempt from paying income tax as its products fall into the tax exemption list set out in the EIT. In addition, Jinong did not have any taxable income for the nine months ended March 31, 2013.

Yuxing has no income tax for the nine months ended March 31, 2013 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT, the same treatment as Jintai receives.

Net Income

Net income for the nine months ended March 31, 2013 was $ 30,513,387, a decrease of $336,488, or 1.1%, compared to $ 30,849,875 for the nine months ended March 31, 2012. The decrease was attributable to the decrease in gross profit, primarily Gufeng’s gross profit. Net income as a percentage of total net sales was approximately 20.7% and 19.3 % for the nine months ended March 31, 2013 and 2012, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2013, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales. Jintai is in process of combining with Yuxing.

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

For Jinong, the net income decreased 3.2% by $864,775 to $26,893,779 for the nine month ended March 31, 2013 from $27,758,554 for the same period in 2012.

For Gufeng, the net income decreased 27.4% by $1,670,044 to $5,848,880 for the nine months ended March 31, 2013 from $8,055,846 for the same period in 2012.

Jintai is located at the Economic and Technical Development Zone (the "Zone") in the metro area of the city of Xi'an. The Zone has been inhabited by a large and dense population and the periphery of Jintai has bristled with various industrial factories and utility plants in the latest years. The Zone’s concentrated industrial activities and dense population changed the micro bio environment for the growth of Jintai's agricultural products and disturbed Jintai’s normal fertilizer research and development. As of March 31, 2013, Jintai was still under the relocation process and there was no revenue from Jintai.

For Yuxing, the net income increased by $980,825 to $ 823,911 for the nine months ended March 31, 2013 from a net loss of $156,914 for the same period in 2012.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2013, cash and cash equivalents were $77,652,645, an increase of $9,876,169, or 14.6%, from $67,776,476 as of June 30, 2012.

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

 The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$17,266,584	$(523,122)
Net cash used in investing activities	(15,012,937)	(8,782,153)
Net cash provided by financing activities	2,943,885	9,959,941
Effect of exchange rate change on cash and cash equivalents	476,483	1,515,397
Net increase in cash and cash equivalents	5,674,015	2,170,063
Cash and cash equivalents, beginning balance	71,978,630	65,606,413
Cash and cash equivalents, ending balance	$77,652,645	$67,776,476

Operating Activities

Net cash provided by operating activities was $17,266,584 for the nine months ended March 31, 2013, an increase of $17,789,706, or 3400.0% from $523,122 which was used in operating activities for the same period in 2012. The increase was mainly attributable to the increase in accounts receivable comparing to the same period in 2012.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2013 was $15,012,937, an increase of $6,230,784, or 70.9% from $8,782,153 for the nine months ended March 31, 2012. The increase was attributable to the purchases of plant, property and equipment.

Financing Activities

Net cash provided by financing activities in the nine months ended March 31, 2013 and 2012 totaled $2,943,885 and $9,959,941, respectively, which was attributable to the loan proceeds.

As of March 31, 2013 and June 30, 2013, our loans payable were as follows:

	March 31, 2013	June 30, 2012
Short term loans payable:	$16,976,100	$13,931,280
Total	$16,976,100	$13,931,280

Accounts Receivable

We had accounts receivable of $73,960,377 as of March 31, 2013, as compared to $62,001,158 as of June 30, 2012, an increase of $11,959,219 or 19.3%, which is mainly attributable to the implementation of 180 days credit policy. In order to respond to the cash flow shortage caused by the tightening financing and slowing economy growth encountered by some of our distributors, the company launched such a policy since the third quarter of fiscal year 2012 enabling such distributors take full advantage of the 180-day credit terms.

Allowance for doubtful accounts in account receivable for the three months ended March 31, 2013 was $443,258, a decrease of $236.010, or 34.7% from $679,268 as of June 30, 2012. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.6% for the three month ended March 31, 2013 and 1.1% as of June 30, 2012 respectively. The decrease in the allowance of doubtful accounts were mainly due to the decrease in the balance of accounts receivables and gradual aging in the balance of historical outstanding receivables.

Inventories

We had an inventory of $ 48,055,210 as of March 31, 2013, as compared to $28,602,684 as of June 30, 2012, an increase of $19,452,526, or 68%. The increase was mainly seasonal and due to the replenishing of the inventory level during peak season. As of March 31, 2013, more than 90% of the inventory was finished goods. These products are expected to be sold and shipped during the fourth quarter of fiscal year of 2013. The economy, weather and uncertainty in price trends caused the postponement of the orders.

Advances to Suppliers

We had advances to suppliers of $9,918,649 as of March 31, 2013 as compared to $12,207,325 as of June 30, 2012, representing a decrease of $ 2,288,676 or 18.7%. The decrease in the amount of advances to suppliers is a result of Gufeng’s higher inventory level. Gufeng’s compound fertilizer business is seasonal, which may result in carrying significant amounts of inventory and seasonal variations in working capital. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to feed the production. To build up the inventory, we typically make advance payment to the supplier to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak sales.

Accounts Payable

We had accounts payable of $5,270,455 as of March 31, 2013 as compared to $6,881,748 as of June 30, 2012, representing a decrease of $1,611,293, or 23.4%. The decrease was primarily due to he payoff of Yuxing’s outstanding payables incurred during its development and construction during the nine months period ended March 31, 2013.

Unearned Revenue

We had unearned revenue of $1,719,031 as of March 31, 2013 as compared to $2,625,014 as of June 30, 2012, representing a decrease of $ 905,983, or 34.5%.  The further decrease in unearned revenue is attributable to (i) the expanded credit sales to selected distributors since Jinong and Gufeng launched warehouse sales program, which is a customized strategy that requires less or few advanced deposit payment from the participating distributors which were selected based upon their overall business strength, credit worthiness and proven ability to develop local markets; (ii) the use of the 180-day credit policy. With offering participating distributors the advantageous sales credit in distributing the fertilizer products, the company concurrently manages more account receivables and less unearned revenue.

Tax Payable

We had taxes payable of $21,964,129 as of March 31, 2013 as compared to $17,675,389 as of June 30, 2012, representing an increase of $4,288,740, or 24.3%. This increase was mainly due to the increase in Jinong’s income tax, which resulted from Jinong’s increased revenue.

Non-Cash Financing Activities

During the nine months ended March 31, 2013, we issued 151,515 shares of common stock to Mr. Tao Li, Chairman and CEO of the Company pursuant to our Employee Stock Purchase Plan adopted by the Board in August 2012. Those shares were valued at $300,000.

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

As of March 31, 2013, we were organized into four main business segments: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production). Jintai is in process of combining with Yuxing.

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2013, our accumulated other comprehensive income was $17.5 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2013 and June 30, 2012 was $17.0 million and $14.0 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2013. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

At the conclusion of the period ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010. The current version of the complaint alleges that we and certain of our current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in our financial statements, securities offering documents, and related disclosures during the class period. On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Nevada Federal Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing certain individual defendants from the complaint and allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and certain of the individual defendants. The Nevada Federal Court also denied the defendants’ motion to strike. The parties to the securities class action held a mediation on March 7, 2013, which led to an agreement in principle to settle the case for a payment of $2.5 million by our insurers in exchange for a release of all claims against all defendants. The parties are currently in the process of documenting the settlement.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: May 10, 2013	By:	/s/ Tao Li
Name: Tao Li Title: President and Chief Executive Officer (principal executive officer)

Date: May 10, 2013	By:	/s/ Ken Ren
Name: Ken Ren Title: Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

