Form 10-K
period 2013-06-30
China Green Agriculture, Inc.
filed 2013-09-12
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-18606

CHINA GREEN AGRICULTURE, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Walnut Street Suite 245

Des Moines, IA 50309

 (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number:   (515) 897-2421

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 Par Value Per Share	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $58,586,976.24 as of December 31, 2012, based on the closing price $3.28 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on September 3, 2013 was 29,943,235.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after June 30, 2013 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2013

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to www.oanda.com, as of June 28, 2013, the last trading day in fiscal year ended June 30, 2013, the average of bid and ask rates is US $1.00 = 6.19 yuan.

Unless otherwise specified in this Report, the "Company", "we," "us," "our," and the "Registrant" refer to (i) China Green Agriculture, Inc. (“Green Nevada”), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iv) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC, (v) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a variable interest entity of Jinong in the PRC; (vi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

In this Report, references to the “SEC” or the “Commission” shall refer to United States Securities and Exchange Commission.

PART I

ITEM 1.                BUSINESS

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC though our wholly-owned Chinese subsidiaries, Jinong (fertilizer production), Gufeng (fertilizer production) and our VIE, Yuxing (agricultural products production).  Our primary business is of fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong; and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced through Gufeng.  In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

Fertilizer business was our main business which produced approximately $213,500,436, $209,649,683, and $172,710,283, or 98.4%, 96.4 % and 96.1% of our total revenues for the years ended June 30, 2013, 2012 and 2011 , respectively.  Our total annual production capacity was 555,000 metric tons as of June 30, 2013.

As of June 30, 2013, we sold our products through a network of 1,034 regional distributors covering 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.  We do not rely on any single distributor. Our top five distributors accounted for an approximately 30.7% of our fertilizer revenues for the fiscal year ended June 30, 2013, of which Beijing Baohenongxiang Agriculture Co., Ltd accounted for 18.6% of the total fertilizer revenues.

As of June 30, 2013, we developed 454 different fertilizer products. We conduct our research and development activities through Yuxing, Jinong’s VIE, which tests new fertilizers and grow high quality flowers, vegetables and seedlings for commercial sale. However, as reported in our previous annual and quarterly reports, we started to relocate Jintai to the facilities of Yuxing due to the deteriorated surrounding environment that caused the death and obsolescence of large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced. The relocation and its affiliated process such as the deregistration of Jintai are in progress.

During the fiscal years ended June 30, 2013, 2012 and 2011, our revenues were $216,897,956, $217,524,205 and $179,717,966, respectively, and our net income was $44,774,048, $41,957,825 and $32,914,101, respectively.

Recent Developments

Yuxing commenced a greenhouse drip irrigation project in May 2013.The project was completed by the end of June 2013. Thereafter Yuxing has at least two-thirds water consumption saved and greenhouse humidity, pests, diseases and fertilizing costs reduced. Furthermore, Yuxing plans to inspect the surrounding vegetable planting bases, research the high-price vegetable varieties from the market and cultivate some unique feature vegetables such as asparagus, Tianqi sprouts, bean sprouts and wolfberry in the second half of this year following the completion of the project.

By the implementation of this project, with Yuxing’s modified greenhouse of up to 15,000 square meters, we are confident to maintain our competitive advantage on agricultural products over other companies.

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

On July 23, 2009, Yuxing became a direct, wholly-owned subsidiary of Jinong to facilitate the research and development of agricultural products and fertilizers. Effective June 16, 2013, Yuxing was converted into a PRC domestic enterprise wholly owned by an individual who entered into a series of contractual agreements with Jinong pursuant to which Yuxing became Jinong’s variable interest entity, or VIE.

On March 9, 2009, the Company’s common stock was listed on the NYSE Amex Equities under the trading symbol “CGA”. On December 4, 2009, the Company voluntarily ceased trading its common stock on the NYSE Amex Equities and transferred its listing to the New York Stock Exchange on December 7, 2009.  The Company’s ticker symbol remains “CGA”.

On July 2, 2010, the Company, through Jinong, consummated a transaction to acquire all of the equity interests of Gufeng and its subsidiary Tianjuyuan. As a result, Gufeng and Tianjuyuan has become wholly-owned subsidiaries of Jinong and indirect subsidiaries of the Company.  Our principal executive offices are located at 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China  710065 and our telephone number is +86-29-88266368.  Our website address is www.cgagri.com. The Company routinely posts important information on its website.

Our current corporate structure is set forth in the following diagram:

Industry Analysis

Fertilizer Market in China

Influenced by tighter domestic macro-environment and insufficient demand in international market, fertilizer prices in China’s market declined after growth and maintained weak as a whole. On production side, the output of fertilizer set another record high and passed 60 million tons in 2012, but the growth rate was lower than that in the last year, especially, the growth rate of potash fertilizer output, which had been increasing rapidly for years, dropped sharply. On domestic consumption side, although some positive factors like comprehensive agricultural subsidies have promoted the consumption of fertilizer, it kept weak under the adverse impact of lower cost-benefit of farm produce and higher fertilizer prices in the first half of 2012. On export side, tightening export tariff policy and weak demand in international market led China’s fertilizer export down overall in 2012.

Subsequently the oversupply situation of fertilizer market in this year became increasingly serious and was the key reason for declining fertilizer price in the second half of 2012. Although the production cost of fertilizer increased slightly and even showed falling trend, the dropping fertilizer price made the profitability of fertilizer enterprises compressed obviously. Under the pressure of sluggish growth in fertilizer market, industrial restructuring, mergers and reorganization in the industry were conducted further, the number of enterprises continued to decrease. At the same time, fertilizer production equipment and technological level have been improved obviously, coal-water slurry gasification technology, powdered coal pressure gasification technology, large sulfur-based compound fertilizer technology and beneficiation technology of mid-low grade phosphorite started to be used widely and have achieved good benefit. In addition, new fertilizer products represented by slow controlled release fertilizer, microbial fertilizer and etc. developed fast, and its market expansion rate was much higher than the average level of fertilizer industry.

In 2013, China’s economy increased and expected to increase at a low growth rate in a downturn. On the one hand, the risk of economic downturn still exists, so the government need adopt various measures to maintain a higher growth rate; on the other hand, structural adjustment and growth pattern transformation are urgently required. Under this background, both positive factors and negative factors for fertilizer market will show growth trend, which includes:

On the one hand, government’s support to agricultural production is expected to be strengthened continuously, which includes increasing agricultural investment and subsidy and raising minimum purchasing price of farm produce. Therefore a better requirement space for fertilizer industry will be built. China’s grain output had been increasing for nine years in a row in 2012, which is conducive to supporting fertilizer consumption scale to remain high in 2013. The concentration of fertilizer industry is improving steadily. The influence and control ability of key enterprises on market have increased, which is conducive to weaken market volatility. On the other hand, China’s fertilizer faces excess capacity. The current situation of oversupply is hard to relieve. Price mechanism reform process of main fertilizer raw materials (such as coal, natural gas, sulfur phosphate ore, etc.) is expected to be accelerated, which will have upward pressure on fertilizer production cost. Tightening export tariff policy is expected to last for a long term and weak external economical situation seriously may limit the operation and expansion of fertilizer enterprises in international market.

The interaction of above positive and negative factors made fertilizer market showing a complicated situation in 2013. The overall growth rate of this industry slowed and is expected to slow down continuously. The internal adjustment will be accelerated, and the market will fluctuate violently. The transformation of China’s fertilizer industry from quantitative growth pattern to qualitative growth pattern is irreversible. The centralization of production, high-end orientated product, service orientated marketing and market oriented raw materials have become the main development direction of fertilizer market.

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

The “Green Food” Industry in the PRC

The rise of the PRC industry for food that is free from pollutants or harmful chemicals, or “green food”, is also increasing demand for organic fertilizers.  Green food is the certificate for agricultural products promoted by Chinese Government. It has two levels: AA Green Food and A Green Food. The production standard of “AA Green Food” nearly equals to that of organic agriculture. Green food is a kind of food existing between the ordinary agricultural food produced by the common farming practice and the organic food. Organic food holds the highest standard in the food industry.  The market for organic agricultural products in China has huge potential. It is forecasted that the increase of organic agricultural products consumption in China will be higher than that of the average organic agricultural products consumption in the world in the next few years.  Additionally, the market of Chinese organic agricultural products will reach between RMB 24.8 billion and 59.4 billion in 2015.

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

Growth Strategy

We believe that our increased production capacity to produce diverse fertilizer products and our research and development capabilities, makes us well positioned to benefit from the anticipated growth of the PRC fertilizer market.  We expect to expand sales and gain increased revenues through the following strategies:

●        Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our portfolio of fertilizers has 454 products. To meet the needs of farmers in the PRC, we will expand our existing line of fertilizer products, develop new fertilizers and execute other strategic acquisitions of PRC fertilizer manufacturers that complement our strategies and product lines.

●        Capitalize on Synergies Created by Research and Development Efforts. In connection with the construction of Yuxing’s research and development center, we have completed the construction of 100 sunlight greenhouses and six “intelligent” greenhouses. We expect the Yuxing facility to help us shorten the fertilizer market cycle by providing an advanced testing field for new fertilizer products manufactured by Jinong. In addition, through our research and development efforts on fertilizers, we expect to simultaneously facilitate the production of superior agricultural products, such as flower bulbs, flowers, fruits and vegetables, resulting in increased revenues.Development of the new advanced high efficiency fertilizer. The new fertilizer products represented by slow controlled release fertilizer, microbial fertilizer and others developed fast, and its market expansion rate was much higher than the average level of fertilizer industry. Gufeng has signed a cooperation agreement with Anhui Diyuan Biological Technology Co., LTD (“Anhui Diyuan”) to produce the “Tianjuyuan” control release compound fertilizer. The objective of this cooperation agreement is to have Gufeng produce the control release compound fertilizer by using the fertilizer agent supplied by Anhui Diyuan to improve the control release effectiveness of Gufeng’s compound fertilizer. In the agreement, Chinese Academy of Sciences (“CAS”) and Anhui Diyuan authorized Gufeng to reference CAS and Anhui Diyuan’s name and brand in marketing related fertilizer products. We can expect that Gufeng’s control release compound fertilizer will stay an advantageous position in the control release market.

Products

Our principal products are our fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields.  We manufacture and sell 454 fertilizer products from humic acid-based fertilizers to compound fertilizers.  In addition, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale.

Fertilizer Products

We expect that approximately 98.4% of our fertilizer business, which is our main business, will continue to be the production and sale of fertilizers through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China.  Humic acid is a complex natural, organic ingredient that is essential for balanced, fertile soil. It is one of the major constituents of organic matter in fertile soil, making a vital contribution to the quality of the soil’s composition. When plant or animal matter decomposes, it naturally turns into a form of humic acid-rich material, such as peat, lignite or weathered coal.

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

During the fiscal years ended June 30, 2013. 2012 and 2011, we earned 213,500,436, $209,649,683,and $172,710,283, respectively, in gross revenues from sales of our fertilizer products, representing 98.4%, 96.4% and 96.1% of our total revenues for such periods.  Gufeng and Tianjuyuan manufacture a total of 320 fertilizer products. 38.4% of Gufeng’s fertilzier revenue came from humic acid compound fertilizers and 61.6% from compound fertilizer for the fiscal year ended June 30, 2013.

Agricultural Products

Our subsidiary, Jintai and our VIE, Yuxing, produce top-grade fruits, vegetables, flowers and colored seedlings for commercial sale.  Due to the relocation, Jintai had no revenue since the quarter ended June 30, 2012. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2013, 2012 and 2011, were 3,397,520, $7,874,522 and$7,007,683, respectively, representing 1.6%, 3.6% or 3.9% of our total revenues, respectively.

Jintai and Yuxing were originally established to be the research and development base for humic acid fertilizers produced by Jinong.   By simulating the various growing conditions and cycles of a variety of plants, such as flowers, vegetables and seedlings, Yuxing can conduct experimental testing to enhance the efficacy of our new fertilizers. We may consider merging Yuxing and Jintai to reduce operating cost and streamline management at appropriate time in the future.

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

We produced and sold a total of approximately 303,323 metric tons of fertilizer products during the fiscal year ended June 30, 2013.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials that can be utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as our principal raw material because it is abundant with the price of approximately $111.5 per metric ton including the delivery expense.  We have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of abundance and high quality of weathered coal in Inner Mongolia Autonomous Region.   We do not have any purchase volume commitment pursuant to our supply agreement with Tianlibao, which is renewable on a monthly basis.

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

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid and NPK (nitrogen, phosphorus and potassium) related compounds such as amide and hydronitrogen.    China National Agricultural Mineral Resources Co.Ltd and Beijing BaohenongxiangAgricluture Co,.Ltd. are the primary suppliers of raw materials to Gufeng, accounting for approximately 27.2% and 25.4%, respectively, of Gufeng’s total purchase for the fiscal year 2013.  The loss of any of these suppliers would not have a material adverse effect on our business.  We do not believe there is any material risk of losing these suppliers during the next 12 months.

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

Return Policy

The Company only accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2013, the Company did not experience any significant returns.

Backlog

As of June 30, 2013, we had a backlog of orders in the amount of 1,009,962 as compared to$ $221,760, $211,540, and $125,885 in backlog orders as of June 30, 2013, 2012 and 2011.

Seasonality

The peak selling season for fertilizer products  was from January through June. However, during the fiscal year ended June 30, 2013, Jinong did not have seasonality with respect to its fertilizer sales as approximately 54.0% of its annual fertilizer sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Gufeng’s sales business of compound fertilizer has significant seasonality in China. Correspondingly, the purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, e.g., post to the peak sales season, when the raw material price is low, Gufeng makes larger order to purchase raw material and pays advances. In addition to the sales in China, to the extent the export tariff window for the types of fertilizers Gufeng produces is open, Gufeng’s export business can offset the seasonality when the export destination is in the south of the north hemisphere, such as India, where the sales season is the non-peak season in China for the same time in a year.

The peak selling season for our agricultural products is from October through March the next calendar year during our second fiscal quarter (fall) and the third fiscal quarter (winter). This was primarily due to the strong demand for our high-end fruits and decorative flowers during the holiday seasons.  However, Yuxing did not have seasonality during the period from October 2012 through March 2013, it generated approximately 1.9 million, or 56.5% of our annual sales of agricultural products.

Marketing, Distribution and Customers

Overview

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.   For the fiscal year 2013, the following five PRC provinces, collectively accounted for 55.1% of our total fertilizer revenue: Heilongjiang(22.9%), Hebei (13.8%), Shaanxi (7.2%), Jilin (5.7%) and Shandong (5.5%).  We believe this geographically diverse distribution greatly helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand/product awareness over a broad geographic area.  We also manufacture our fertilizer products for export to contracted distributors in foreign countries, including India and Ghana. Total revenues from exported products currently account for approximately 0.2% of our total fertilizer revenues in fiscal 2013.

FY2013 Export Details

Export to	Subsidiary	Type	Amount ($)

India	Gufeng	40% humic acid organic/inorganic fertilizer	0
India	Jinong	Liquid Fertilizer	174,150
India	Jinong	Solid Fertilizer	158,791

Total			332,941

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

Our best-selling fertilizers, based on revenues for the fiscal year ended June 30, 2013, are listed below:

Ranking	Product Names	Volume (Tons)	Revenues (USD)	Percent of Fertilizer Sales
1	Compound Fertilizer NPK40%	118,650	46,977,154	22.0%
2	Organic/Inorganic Compound Fertilizer (humic acid) NPK46%	29,067	15,660,645	7.3%
3	Organic/Inorganic Compound Fertilizer (humic acid) NPK45%	25,035	13,066,585	6.1%
4	Organic/Inorganic Compound Fertilizer (humic acid) NPK48%	12,373	7,023,170	3.3%
5	Organic Compound Fertilizer (humic acid)	32,166	6,605,121	3.1%

Fertilizer Products

The fertilizer product market in China is highly fragmented.  Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2013, we sold our products through a carefully constructed network of about 1,034 distributors covering 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2013, sales to our top five distributors accounted for approximately 30.7% of our fertilizer product revenue, of which Beijing Baohenongxiang Agricluture Co., Ltd accounted for 18.6% of the total fertilizer revenues.  As we do not have a significant concentration of customers, we believe that the loss of any one customer would not have any significant effect on our business.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. Our top-grade flowers are mainly distributed through our fertilizer distribution network.   Our green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products for the fiscal year ended June 30, 2013. Yuxing’s customers accounted for approximately 34.6% of the total revenues from Yuxing’s agricultural products.

Ranking	Customer Name	Amount (USD)	Percentage of Yuxing's sales

1	Xi’an Zihe Yuanlin Jingguan Co., Ltd.	$417,451	12.29%
2	Xi’an Heyi Flower Co., Ltd.	$340,427	10.0%
3	Xi’an Yanta Hongbo Flower Co., Ltd	$163,724	4.8%
4	Xi’an Yanta Caomurenjia Gardening Co., Ltd	$1149,502	4.4%
5	Xi’an Beilin Tianxihong Gardening Company	$104,177	3.1%

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces.  These marketing programs consist of the: (i) establishment of Company directly-owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the Company’s designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base of retail customers to be designated "China Green Agriculture Authorized Retailers".  Under the Pilot Program, we currently have 14 directly-owned stores operating in Shaanxi Province, with each store having an assigned territory in order not to compete with any of the Company's existing distributors.  Since the launch of the Pilot Program in January 2010, we have worked closely with our existing distributors to designate over 18,183 retailers, who are outlets owned or controlled by our distributers, as “China Green Agriculture Retailers” for fiscal year ended June 30, 2013. We have entered into agreements with these retailers to prominently display "China Green Agriculture Authorized Retailer" on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores. The reason of Jinong’s retailers rapidly increased was to improve our brand image towards rise our products sale, with respect to Jinong’s net sale was increased 25.4% from the fiscal year of 2012. In addition, we provide the retailers with educational materials on proper product use, and billboard ads with our product logo to target farmers.

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

The capital expenditure and other payments on Yuxing’s construction were approximately $1,037,272, $ 3,948,849 and $10,107,079 for the fiscal year ended June 30, 2013, 2012 and 2011, respectively. Upon completion, we expect the research and development center to expand our output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products.  The new facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to get products to market quickly, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we are planning to develop other agricultural derivatives from humic acid, such as humic-acid based organic pesticides, which can provide additional revenue sources and increase profitability. For the fiscal year ended June 30, 2013, we sold approximately 3,397,520 of these agricultural products.

	Amount in FY2013	Amount in FY2012	Amount in FY2011
Machines, Buildings and Equipment	$968,858	$8,695,269		$6,343,443
Land Use Right	$-	$-	$
Advanced Payment	$-	$-	$
Construction in Progress	$68,414	$(4,746,420)		$3,763,636
Total	$1,037,272	$3,948,849		$10,107,079

The research and development costs in Jinong for the fiscal year 2013, 2012 and 2011 are illustrated as the following:

	FY2013	FY2012	FY2011
Freight Expense	$1,875	$1,700	$3,916
Travel Expense	$5,999	$7,753	$8,465
Salary	$60,792	$68,252	$42,516
Experiment and Testing	$273,767	$231,777	$38,724
Other	$12,967	$3,915	$633
Total R&D Expense for Jinong	$355,400	$313,397	$94,253

The research and development costs in Gufeng for the fiscal year 2013, 2012 and 2011 are illustrated in the table below:

Item	FY2013	FY2012	FY2011
Raw material	$658,212	1,446,165	$2,543,617
Manufacturing Cost	$11,987	25,988	$45,708
Experiment and Testing	$1,075	2,363	$4,155
Labor Cost	$5,974	11,813	$20,776
License fee	$1,195	2,363	$4,155
Total R&D Expense for Gufeng	$678,443	1,488,690	$2,618,412

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

	FY2013	FY2012	FY2011
Facility Lease in Jintai	$0	$1,291,834	$1,272,956
Depreciation in Jintai	$0	$129,004	$127,143
Depreciation in Yuxing	$0	$402,428	$5,065

In summary, as illustrated by the summary table below of the three tables above, for Jinong, Gufeng, Jintai and Yuxing, the Company expenses research and development costs as incurred. For the years ended June 30, 2013, 2012 and 2011, research and development costs were $1,009,501, $3,625,352and $4,117,830 respectively.

	FY2013	FY2012	FY2011
Jintai	$0	$1,420,838	$1,400,099
Yuxing	$0	$402,428	$5,065
Jinong	$331,058	$313,397	$94,253
Gufeng	$678,443	$1,488,690	$2,618,412
Total	$1,009,501	$3,625,352	$4,117,830

New Products

With our strong and advanced research and development capabilities, we have developed 454 products and continue to develop new products.  During the fiscal year ended June 30, 2013, we developed 11 new products, which contributed 3,703,524 to our sales revenue for the period.

Among the new products we introduced in fiscal year 2013, there are several powder fertilizers, liquid fertilizers, and compound fertilizers.

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

 Nation-wide sales network.  In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China.  We have over 1,034 distributors nationwide across 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.  Most of our competitors, including larger competitors, do not have a sales team as large as ours that specializes in the sale of compound fertilizer products.  Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development.  Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based at our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. As a result, most of Jinong’s experimental work is conducted in Jintai and Yuxing’s greenhouse facilities, thereby speeding up product development cycles, and cutting costs without sacrificing accuracy of results.  During the fiscal year ended June 30, 2013, we generated approximately $ 3,397,520 revenue from sales of Jintai and Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future.   We have built 100 sunlight greenhouses and six intelligence greenhouses over an 88-acre parcel of land in connection with Yuxing's pending research and development center, which will expand output of high quality agricultural products for commercial sale while providing an advanced testing field for new fertilizer products.  Yuxing facility will continue to increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share.

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

Gufeng and Tianjuyuan have a total of 20 employees in research and development.  They have independently developed seven technologies:

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

Automated Production Line and Process.  All of Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each of the material input bins.  In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2013, Jinong’s highly advanced production lines manufactured a multi-tiered line of 134 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in our industry in China.  We have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other capable of producing liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

Employees

We had a total of 501 full-time employees, of which 150 are employed by Jinong, 91 are employed by Yuxing, 260 are employed by Gufeng and Tianjuyuan as of June 30, 2013.

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

Government Regulation

Our business operations are subject to various laws, including environmental, health and safety laws, and regulation by governmental agencies on the provincial and state levels.  Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses and certificates including the following:

●          “Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all of our fertilizer products are certified by the CGFDC as green food production material. Our Green Food Production Material Certificate was issued to Jinong on March, 2012 and will expire in March 2015. The certificate is renewable with an application within 90 days prior to its expiration. Currently, the CGFDC provides two different certifications within the green food industry: namely, "Green Food Certification" which is granted to edible foods and "Green Food Production Material Certification" which is granted to production materials such as our fertilizer products that meet criteria such as standards that increase human safety and ecological protection of the environmental, in addition to promoting non-polluting product growth and the use of non-genetically modified raw materials. Prior to July 2007, the two categories mentioned above were in one category under which companies were issued a "Green Food Certificate." In an effort to improve social sustainable development and optimize the regulation of policy for the PRC green food industry, the CGFDC separated the certification system into two categories.

●          Operating license. Our operating license enables us to undertake research and development, production, sales and services of humic-acid liquid fertilizer, sales of pesticides, and export and import of products, technology and equipment. Jinong’s license (Registration No. 610000100003655) is valid through August 8, 2057. Once the term has expired, the license is renewable. Gufeng and Tianjuyuan maintain valid operating licenses, which expire on August 1, 2043 (for the license with Registration No. 110000008250498) and August 7, 2021 (for the license with Registration No. 110117003157142), respectively.

●          Fertilizer Registration. Fertilizer registration is required for the production of fertilizer and issued by the Ministry of Agriculture of the PRC. The registration numbers held by Jinong are: Agriculture Fertilizer Numbers1085, 1083, 0467, 0700, 0701, and 0992. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Our certificates No. 5531, No. 5557, No. 4081, No. 4082, No. 5682, No. 5471, No. 5530 and No. 5511 are interim fertilizer registration certificates. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which, if granted, is valid for five years, and thereafter must be renewed every five years. Our formal fertilizer registration certificates are certificates No. 1085, 1083, 0467, 0700, 0701, and 0992. Gufeng and Tianjuyuan have 39 interim fertilizer certificates and over 300 formal certificates that are current and valid for the production of their fertilizer products.

As of the date of this Report, we believe we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required to conduct our businesses and operations.

ITEM 1A. RISK FACTORS

Investing in our securities involves risk. Before making an investment decision, you should carefully consider the following information about these risks, together with the other information contained in this Annual Report, or any updates to our risk factors in our Quarterly Report. Our business, results of operations or financial condition could be adversely affected by any of these risks, which could result in a decline in the market price of our securities, causing you to lose all or part of your investment.

Risks Related to our Business

The industry in which we do business is highly fragmented and competitive and we face competition from numerous fertilizer manufacturers in China and elsewhere.

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies and it is possible that these competitors have better access in certain local markets to customers and prospects, an enhanced ability to customize products to a particular region or locality and more established local distribution channels within a small region. We also compete with a few large PRC national competitors, such as Yuntianhua Group Co., Ltd and Yongye International, Inc. Although we have advanced automated humic acid-based fertilizer production lines and green house supported research and development centers, we cannot assure you that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization has led to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced in the local Chinese market. If they are localized and become familiar enough of the type of fertilizer we produce, we may face additional competition. If we are not successful in our research, development and production of new products and/or in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which could have a material adverse effect on our business, financial condition, results of operations and share price.

Our major competitors may be able to endure downturns in our industrial sector more successfully than we are. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition, or choose to maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competitors.

If we are unable to design, manufacture, and market fertilizer products in a timely and efficient manner, we may not remain as competitive.

A lot of our fertilizer products are characterized by short product development cycles and target the unique climate and soil conditions where our customers are located.  Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop and offer new and/or improved fertilizer products that are suitable to evolving customer needs.  New fertilizers may be not widely proven. As a result, we may experience performance difficulties, which may result in delays, setbacks and cost overruns.  Our inability to develop and offer new and/or improved fertilizer products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at desired rates of growth.

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

We had accounts receivable of $85,323,442 as of June 30, 2013, as compared to $62,001,158 and $17,517,625 as of June 30, 2012 and 2011, respectively, an increase of $23,322,284 and $44,483,533, or 37.6% and 253.9% year over year. The increase was primarily due to the increased credit sales of Gufeng’s fertilizer products and Jinong’s humic acid fertilizer products including liquid and powder fertilizers as a result of increased distributors and the aggressive marketing. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties. Any such failure may have a material adverse impact on our financial condition and results of operation.

Gufeng’s concentration of customers could have a material adverse effect on us.

Unlike Jinong, whose top five distributors accounted for 1.95% of its fertilizer revenues for the fiscal year ended June 30, 2013, Gufeng’s top five distributors accounted for 63.7% of its revenues with one single distributor accounting for more than 10% of our total revenues for the fiscal year of 2013. Gufeng’s largest distributor accounted for 38.6% of the total revenues for the fiscal year of 2013 . If this customer reduces or discontinues its product purchases from us and we are unable to find a replacement, it would adversely affect our results of operations.

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

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. Jinong has eight interim registration certificates, which have a one-year term, and seven formal registration certificates. Gufeng and Tianjuyuan have 13 interim fertilizer certificates and 235 formal certificates that are current and valid for the production of their fertilizer products. We will apply for formal certificates for each of our interim certificates before the applicable expiration date.

Our belief is that the PRC Ministry of Agriculture generally grants an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell such fertilizer products without certificates which will cause the termination of our commercial operations for such fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our 13 interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to any unexpected incidents in China, we cannot assure you that our formal fertilizer registration certificates can be obtained without delay or  can be obtained at all in which case our production could be adversely affected.

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

Although Gufeng had sales revenues of $102,909,573 for its fiscal year ended June 30, 2013, Gufeng’s net income for such period was $10,356,984.  This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital.  In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products.  As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our production requirements and strategic goals.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 3.3% 4.9% and 2.6% in 2010 .2011 and 2012, respectively.  These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong and Jintai, Gufeng and Yuxing (a VIE entity).  As a result of our holding company structure, we rely entirely on dividends payments from our subsidiaries in PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and formality requirement on paperwork in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends on our common stock.

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

Jinong’s contractual arrangements with Yuxing may result in adverse tax consequences to us.

We could face material and adverse tax consequences if the PRC tax authorities determine that Jinong’s contractual arrangements with Yuxing were not made on an arm’s length basis and adjust our income and expenses for PRC tax purposes in the form of a transfer pricing adjustment. A transfer pricing adjustment could result in a reduction, for PRC tax purposes, of adjustments recorded by Yuxing, which could adversely affect us by increasing Yuxing’s tax liability without reducing Jinong’s tax liability, which could further result in late payment fees and other penalties to Yuxing for underpaid taxes.

We control Yuxing through contractual arrangements which may not be as effective in providing control over Yuxing as direct ownership, and if Yuxing or its shareholders breach the contractual arrangements, we would have to rely on legal remedies under PRC law, which may not be available or effective, to enforce or protect our rights.

Effective June 16, 2013, we conduct substantially all of our operations on agriculture products, and generate substantially all of our revenues from agriculture products, through contractual arrangements with Yuxing that provide us, through our ownership of Green New Jersey and its ownership of Jinong, with effective control over Yuxing. We have no direct ownership interest in Yuxing. We depend on Yuxing to hold and maintain agriculture products contracts with our customers. Yuxing also owns substantially all of our property, facilities and other assets relating to the operation of our agriculture products business, and employs the personnel for substantially all of our agriculture products business. Neither our company nor Jinong has any ownership interest in Yuxing. Although we believe that that each contract under Jinong’s contractual arrangements with Yuxing is valid, binding and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over Yuxing as direct ownership of Yuxing would be. In addition, Yuxing may breach the contractual arrangements. For example, Yuxing may decide not to make contractual payments to Jinong, and consequently to our company, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly in light of uncertainties in the PRC legal system.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of such PRC laws and regulations, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of Yuxing’s contractual arrangements with Jinong. Jinong is considered a foreign invested enterprise under PRC law. As a result, Jinong is subject to PRC law limitations on its businesses and foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

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

The PRC environment laws and regulations may adversely impact on our business.

Our manufacturing operations are subject to numerous environment laws, ordinances and regulations. These laws, ordinances and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous waste. It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

We believe that we have obtained all permits, licenses and approvals, and filed all registrations required for the conduct of our business, except where the failure to obtain such permit, license or approval, or file any registration would not have a material adverse effect on our business, financial condition and results of operations. We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim in connection with any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location.

However, No assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

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

Almost all of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us and our officers and most of our directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or most of our directors and officers of criminal penalties, under the United States Federal securities laws or otherwise. In addition, enforcement of a foreign judgment in the PRC may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

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

Our Chairman, President and CEO, Mr. Tao Li, had the voting rights on 10,959,224, or 36.6%, of our issued and outstanding common stock as of June 30, 2013. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of Mr. Li may differ from other stockholders.

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

Stockholders should have no expectation of any dividends.

To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends on our common stock in the near future, but instead intends to retain all earnings, if any, for use in the operation and expansion of our business. If we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies. – See “Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.” under this section.If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

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

Through Jinong, we own an approximately 6,495 square meters (69,911 square feet) production facility that manufactures liquid fertilizer products and a 13,803 square meter (148,576 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers, located in the Yang Ling Agriculture High-tech Demonstration Zone, on No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC 712100.  The production facilities are located on approximately 30,947 square meters (333,111 square feet) of land, which also contains office buildings, warehouses and research laboratories. The production lines have a total annual production capacity of 55,000 metric tons.  We own the land use rights for the land on which Jinong’s manufacturing facilities are situated for a term of 50 years from 2001.

Jintai, Jinong’s wholly-owned subsidiary, is located in the Caotan Modern Agriculture Development Zone in the northern suburb area of Xi’an. Jintai has the right to use six intelligent greenhouses and six affiliated buildings, occupying approximately 137,000 square meters (1,474,656 square feet) of land.  We lease the land used for Jintai’s operations from Xi’an Jinong Hi-tech Agriculture Demonstration Zone (the “Agriculture Demonstration Zone”) for 10 years from January 2008 with an annual rent of approximately $9,828. From March 2012, the Company commenced to relocate Jintai in the facilities of one of the Company’s other subsidiaries, Yuxin, located in Hu County, 18 kilometers southeast of Xi’an city. The entire relocation process was close to be completed. After the completion of the relocation, the lease with Agriculture Demonstration Zone will be automatically ceased with no penalty to Jintai.

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

* (1) Gufeng entered into several loan agreements with five banks, Agriculture Bank of China, Bank of Tianjin, China Merchant Bank, Industrial and Commercial Bank of China, and China Minsheng Banking Corp., Ltd in 2012 and 2014 respectively. As a condition for the loans, Gufeng mortgaged its inventory, Tianjuyuan (its wholly owned subsidiary) and Jinong’s (its parent company) land use right, share ownership owned by Jinong, and guaranteed by Jinong’s credit. We summarize the major information in the table below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate	Property under Mortgage

1	RMB8.4million ($1,359,120)	Agriculture Bank of China - Beijing Ping Gu District Branch	January 24, 2013 to January 13, 2014	Mortgage	6.60% (year)	Tianjuyuan’s land (Certificate #2003189) and building (Certificate #33142)

2	RMB8million ($1,294,400)	Agriculture Bank of China - Beijing Ping Gu District Branch	March 23, 2013 to March 22, 2014	Mortgage	6.60% (year)	Tianjuyuan’s land (Certificate #2003189) and building (Certificate #33142)

3	RMB10.1million ($1,634,180)	Agriculture Bank of China - Beijing Ping Gu District Branch	April 25, 2013 to April 24, 2014	Mortgage	6.60% (year)	Tianjuyuan’s land (Certificate # 2003189) and building (Certificate #33142)

4	RMB 7 million ($1,132,600)	Bank of Tianjin	June 28, 2013 to August 2, 2013	Mortgage	6.72%(year)	Gufeng’s inventory

5	RMB6 million ($970,800)	Bank of Tianjin	June 20, 2013 to August 2, 2013	Mortgage	6.72%(year)	Gufeng’s inventory

6	RMB25 million ($4,045,000)	China Merchant Bank	August 30, 2012 to August 29, 2013	Guarantee	6.30%(year)	Jinong’s Credit

7	RMB10 million ($1,618,000)	Industrial and Commercial Bank of China	October 25, 2012 to October 25, 2013	Guarantee	8.00%(year)	Jinong’s Credit

8	RMB10 million ($1,618,000)	Industrial and Commercial Bank of China	September 25, 2012 to September 24, 2013	Guarantee	8.00%(year)	Jinong’s Credit

9	RMB15 million ($2,427,000)	China Minsheng Banking Corp., Ltd.	January 5, 2013 to January 4, 2014	Mortgage	7.20%(year)	Jinong’s Land use right (Certificate #006012633) and the share ownership owned by Jinong

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

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 29,943,235 shares of which were outstanding as of September 3, 2013, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of September 3, 2013.   Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”.  From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE Amex Equities.  From August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

The table below sets forth the high and low sales prices for our common stock for each fiscal quarter during the past two fiscal years based on reports from Yahoo Finance.

Quarter Ended	High	Low
09/30/2011	$6.08	$3.80
12/31/2011	$5.02	$2.61
03/31/2012	$4.75	$3.00
06/30/2012	$4.37	$3.21
09/30/2012	$4.56	$3.18
12/31/2012	$3.68	$3.11
03/31/2013	$3.95	$3.14
06/30/2013	$3.41	$2.95

Holders

As of September 4, 2013, there were approximately 619 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board of Directors or the board of directors of any of our subsidiaries. On September 28, 2012, our Board of Directors approved the amendment to increase of three million shares of Common Stock reserved under the Incentive Plan. The amendment was approved by our stockholders on the annual meeting held on December 15, 2012.

As of June 30, 2013, options to purchase an aggregate of shares of common stock had been granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our board of directors or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2013.

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

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2870 over the period commencing on August 7, 2008 (the first date on which there was any significant trading of our common stock after our registration statement on Form SB-2 was declared effective by the Commission) and ending on June 30, 2013.

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

The following selected consolidated income statement data for the years ended June 30, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of June 30, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report.  Our selected consolidated income statement data for the year ended June 30, 2010 and 2009 and the selected consolidated balance sheet data as of June 30, 2011, 2010 and 2009 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2013	2012	2011	2010	2009

Revenue	$216,897,956	$217,524,205	$179,717,966	$52,090,752	$35,207,997
Cost of goods sold	137,514,102	138,248,972	116,097,931	21,138,552	14,712,066
Gross profit	79,383,854	79,275,233	63,620,035	30,952,200	20,495,931
Operating expenses	23,998,392	25,350,223	21,508,604	6,025,579	3,405,918
Income from operations	55,385,462	53,925,010	42,111,431	24,926,621	17,090,013
Non-operating income (expense)	(427,426)	(1,165,872)	(160,186)	157,653	(294,043)
Provision for income taxes	10,183,988	10,801,313	9,037,144	3,794,516	2,331,548
Net income	$44,774,048	$41,957,825	$32,914,101	$21,289,758	$14,464,422

Weighted average shares outstanding:
Basic	27,775,964	26,943,530	25,929,517	23,468,246	18,478,474
Diluted	27,775,964	26,943,530	25,929,517	23,468,246	18,532,591

Earnings (loss) per share:
Basic	$1.61	$1.56	$1.27	$0.91	$0.78
Diluted	$1.61	$1.56	$1.27	$0.91	$0.78

	As of June 30,
	2013	2012	2011	2010	2009

Total current assets	$227,164,937	$175,089,323	$118,881,464	$89,478,076	$33,593,958
Total assets	348,728,342	288,031,053	223,370,987	131,787,942	61,618,426
Total current liabilities	51,875,050	45,774,399	31,497,746	3,250,020	8,458,299
Total liabilites	51,875,050	45,774,399	31,497,746	3,250,020	8,458,299
Total stockholders' equity	$296,853,292	$242,256,654	$191,873,241	$128,537,922	$32,640,872

Note: We acquired Gufeng and its wholly owned subsidiary Tianjuyuan on July 2, 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iv) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC, (v) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) of Jinong in the PRC; (vi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Gufeng (including Gufeng’s subsidiary Tianjuyuan) and our VIE, Yuxing. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products production (Yuxing) and agricultural products production (Jintai).

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.4, 96.4% and 96.1% of our total revenues for the years ended June 30, 2013, 2012 and 2011, respectively. Yuxing serves as a research and development base for our fertilizer products. Jintai had served for that function too. However, as reported in our previous annual and quarterly reports, we started to relocate Jintai to the facilities of Yuxing due to the deteriorated surrounding environment that caused the death and obsolescence of large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced. The relocation and its affiliated process are in progress.

Fertilizer Products

As of June 30, 2013, we had developed and produced a total of 454 different fertilizer products in use, of which 134 were developed and produced by Jinong and 320 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Years Ended June 30,			Change 2012 to 2013		Change 2011 to 2012
	2013	2012	2011	Amount	%	Amount	%
	(metric tons)
Jinong	75,934	61,590	48,038	14,344	23%	13,552	23%
Gufeng	227,389	256,618	289,731	(29,229)	-11%	(33,113)	-11%
	303,323	318,208	337,769	(14,885)		(19,561)

	Years Ended June 30,
	2013	2012	2011
	(revenue per tons)
Jinong	$1,704	$1,432	$1,366
Gufeng	374	473	370

For the year ended June 30, 2013, we sold approximately 303,323 metric tons of fertilizer products, as compared to 318,208 metric tons and 337,769 metric tons for the years ended June 30, 2012 and 2011, respectively. For the year ended June 30, 2013, Jinong sold approximately 75,934 metric tons of fertilizer products, as compared to 61,590 metric tons and 48,038 metric tons for the years ended June 30, 2012 and 2011, respectively. For the year ended June 30, 2013, Gufeng sold approximately 227,389 metric tons of fertilizer products, as compared to 256,618 metric tons and 289,731 metric tons for the years ended June 30, 2012 and 2011, respectively. Our sales of fertilizer products to five provinces accounted for approximately 63.5% of our fertilizer revenue for the year ended June 30, 2013.  Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Heilongjiang (22.9%), Hebei (13.8%), Shaanxi (7.2%), Jilin (5.7%) and Shandong (5.5%).

As of June 30, 2013, we had a total of 1,034 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 826 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Its top five distributors accounted for 2.0% of Jinong’s fertilizer revenues for the year ended June 30, 2013. Gufeng had 208 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 63.7% of its revenues, one of which accounted for 38.6% of Gufeng’s revenue for the fiscal year ended June 30, 2013.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 97.8% of our agricultural products revenue for the year ended June 30, 2013 were Shaanxi (95.3%), Qinghai (1.3%), Ningxia (1.2%).

Recent Developments

New Products

During the three months ended June 30, 2013, Jinong launched two new fertilizer products. Jinong’s new products generated approximately $33,772, or 0.1% of Jinong’s fertilizer revenues for the three months ended June 30, 2013. Jinong also added 29 new distributors for the three months ended June 30, 2013. Jinong’s new distributors accounted for approximately $1,506,084, or 4.6% of Jinong’s fertilizer revenues for the three months ended June 30, 2013. Jinong’s revenue attributable to the new products distributed by its new distributors was approximately $21.028, or 0.06% of Jinong’s fertilizer revenues for the three months ended June 30, 2013.

During the three months ended June 30, 2013, Gufeng launched three new fertilizer products. Gufeng’s new products generated approximately $609,679, or 1.7% of Gufeng’s fertilizer revenues for the three months ended June 30, 2013. Gufeng also added ten new distributors for the three months ended June 30, 2013. Gufeng’s new distributors accounted for approximately $316,582, or 0.9% of Gufeng’s fertilizer revenues for the three months ended June 30, 2013. Gufeng’s revenue attributable to the new products distributed by its new distributors was approximately $1,408, or 0.004% of Gufeng’s fertilizer revenues for the three months ended June 30, 2013.

Results of Operations

Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012.

	For the Years Ended June 30,
	2013	2012	change	change %
Sales
Jinong	$110,585,022	$88,168,740	$22,416,282	25.4%
Gufeng	102,915,414	121,480,943	(18,565,529)	-15.3%
Jintai	-	5,792,002	(5,792,002)	-100.0%
Yuxing	3,397,520	2,082,520	1,315,000	63.1%
Net sales	216,897,956	217,524,205	(626,249)	-0.3%
Cost of goods sold
Jinong	51,883,935	34,129,304	17,754,631	52.0%
Gufeng	83,020,447	96,756,719	(13,736,272)	-14.2%
Jintai	-	5,415,970	(5,415,970)	-100.0%
Yuxing	2,609,720	1,946,979	662,741	34.0%
Cost of goods sold	137,514,102	138,248,972	(734,870)	-0.5%
Gross profit	79,383,854	79,275,233	108,621	0.1%
Operating expenses
Selling expenses	14,365,869	11,548,816	2,817,053	24.4%
General and administrative expenses	9,632,523	13,801,407	(4,168,884)	-30.2%
Total operating expenses	23,998,392	25,350,223	(1,351,831)	-5.3%
Income from operations	55,385,462	53,925,010	1,460,452	2.7%
Other income (expense)
Other income (expense)	613,008	60,212	552,796	918.1%
Interest income	310,723	364,536	(53,813)	-14.8%
Interest expense	(1,351,157)	(1,590,620)	239,463	-15.1%
Total other income (expense)	(427,426)	(1,165,872)	738,446	-63.3%
Income before income taxes	54,958,036	52,759,138	2,198,898	4.2%
Provision for income taxes	10,183,988	10,801,313	(617,325)	-5.7%
Net income	44,774,048	41,957,825	2,816,223	6.7%
Other comprehensive income
Foreign currency translation gain	6,032,903	4,876,751	1,156,152	23.7%
Comprehensive income	$50,806,951	$46,834,576	$3,972,375	8.5%

Basic weighted average shares outstanding	27,775,964	26,943,530	832,434	3.1%
Basic net earnings per share	$1.61	$1.56	$0.05	3.5%
Diluted weighted average shares outstanding	27,775,964	26,943,530	832,434	3.1%
Diluted net earnings per share	1.61	1.56	0.05	4%

Net Sales

Total net sales for the year ended June 30, 2013 were $216,897,956, a decrease of $626,249, or 0.3%, from $217,524,205 for the year ended June 30, 2012. This decrease was largely due to the decrease in Gufeng’s net sales.

For the year ended June 30, 2013, Jinong’s net sales increased $22,416,282, or 25.4 to $110,585,022 from $88,168,740 for the year ended June 30, 2012. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing strategy.

For the year ended June 30, 2013, net sales at Gufeng were $102,915,414, a decrease of $18,565,529, or 15.3%, from $121,480,943 for the year ended June 30, 2012. The fiscal quarter ended March 31, 2013 fell in the “export window” in which no special tariff tax applied, however, due to the lower demand on Nitrogen-Phosphorous elemented compound fertilizer by importing countries which is arising from the backlog of their imported compound fertilizers in previous quarters, which also led to lower-than-before profit margin over the export contracts, Gufeng had no export contract in the quarter ended March 31, 2013. Despite of that, Gufeng has been expanding and penetrating the domestic market particularly since the fiscal quarter ended March 31, 2012, during which period no revenue was generated from fertilizer exportation either due to sustained special tariff tax levied by China authority or due to continuously weak demand by importing countries.

Jintai’s net sales was zero for the year ended June 30, 2013 as compared to $5,792,002 for the year ended June 30, 2012 due to Jintai’s relocation, and its affiliated process, which commenced on March 1, 2012, and is in progress. Therefore, Jintai did not generate any sales revenue since March 1, 2012.

For the year ended June 30, 2013, Yuxing’s net sales were $3,397,520, an increase of $1,315,000, from $2,082,520 during the year ended June 30, 2012. The increase was mainly attributable both to the development in sales of Yuxing’s top-grade flowers and the proxy sales of certain inventory from Jintai.

Cost of Goods Sold

Total cost of goods sold for the year ended June 30, 2013 was $137,514,102, a decrease of $734,870, or 0.5%, from $138,248,972 for the year ended June 30, 2012. This decrease was insignificant.

Cost of goods sold by Jinong for the year ended June 30, 2013 was $51,883,935, an increase of $17,754,631, or 52.0%, from $34,129,304 for the year ended June 30, 2012. The increase was primarily attributable to the increase in the cost of raw materials and the increase in sales of fertilizer products.

Cost of goods sold by Gufeng for the year ended June 30, 2013 was $83,020,447, a decrease of $13,736,272, or 14.2%, from $96,756,719 for the year ended June 30, 2012. The decrease was proportional to Gufeng’s sales for the year ended June 30, 2013.

Cost of goods sold by Jintai for the year ended June 30, 2013 was zero, comparing to $5,415,970 for fiscal year 2012, because Jintai’s had no operation as a result of its relocation.

For year ended June 30, 2013, cost of goods sold by Yuxing was $2,609,720, an increase of $662,741, or 34.0%, from $1,946,979 for the year ended June 30, 2012. The increase was proportional to the increase in Yuxing’s sales for the year ended June 30, 2013.

Gross Profit

Total gross profit for the year ended June 30, 2013 increased by $108,621 to $79,383,854, as compared to $79,275,233 for the year ended June 30, 2012. Gross profit margin was approximately 36.6% and 36.4% for the year ended June 30, 2013 and 2012, respectively.

Gross profit generated by Jinong increased by $4,661,651, or 8.6%, to $58,701,087 for the year ended June 30, 2013 from $54,039,436 for the year ended June 30, 2012. Gross profit margin from Jinong’s sales was approximately 53.1% and 61.3% for the year ended June 30, 2013 and 2012, respectively. The increase in gross profit was mainly due to the increase in sales volume and the decrease in gross profit margin percentage was mainly due to the increase of weight for lower-margin products in Jinong’s product sales.

For the year ended June 30, 2013, gross profit generated by Gufeng was $19,894,967, a decrease of $4,829,257, or 19.5%, from $24,724,224 for the year ended June 30, 2012. Gross profit margin from Gufeng’s sales was approximately 19.3% and 20.4% for the year ended June 30, 2013 and 2012, respectively. The decrease in gross profit was mainly due to the decrease in sales volume and the decrease in gross profit margin percentage was mainly due to the increase of weight for lower-margin products in Gufeng’s product sales.

Gross profit from Jintai was zero for the year ended June 30, 2013 due to its relocation since March 1, 2012, as compared to $376,032 for the year ended June 30, 2012. Gross profit margin from Jintai’s sales was approximately 6.5% for the year ended June 30, 2012.

For the year ended June 30, 2013, gross profit generated by Yuxing was $787,800, an increase of $652,259, from $135,541 for the year ended June 30, 2012. The gross profit margin of approximately 23.2% and 6.5% for the years ended June 30, 2013 and 2012, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $14,365,869, or 6.6%, of net sales for the year ended June 30, 2013, as compared to $11,548,816, or 5.3% of net sales for the year ended June 30, 2012, an increase of $2,817,053, or 24.4%. The selling expenses of Gufeng were $1,136,672, or 1.1% of Gufeng’s net sales for the year ended June 30, 2013, as compared to $3,183,853, or 2.6% of Gufeng’s net sales for the year ended June 30, 2012. The selling expenses of Jinong for the year ended June 30, 2013 were $13,168,541, or 11.9% of Jinong’s net sales, as compared to selling expenses of $8,305,444, or 9.4% of Jinong’s net sales in fiscal year 2012. Most of this increase was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $9,632,523, or 4.4% of net sales for the year ended June 30, 2013, as compared to $13,801,407, or 6.3%, of net sales for the year ended June 30 2012, a decrease of $4,168,884, or 30.2%. This decrease was primarily a result of the decrease of legal fees incurred in connection with certain litigations.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the year ended June 30, 2013 was $427,426, as compared to total other expense of $1,165,872 for the year ended June 30, 2012, a decrease in expense of $738,446. The decrease in total other expense mainly resulted from an increase of $552,796 in other income, to $613,008 during the year ended June 30, 2013, as compared to $60,212 during the year ended June 30, 2012. Such increase was mainly attributable to the governmental subsidies Yuxing received with regard to its greenhouse development during the year ended June 30, 2013.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $6,654,038 for the year ended June 30, 2013, as compared to $6,597,766 for the year ended June 30, 2012, an increase of $56,272, or 0.9%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $3,529,950 for the year ended June 30, 2013, as compared to $4,203,548 for the year ended June 30, 2012, a decrease of $673,598, or 16.0%, which was primarily due to Gufeng’s decreased net sales.

Jintai has been exempt from paying income tax as its products fall into the tax exemption list set out in the EIT. In addition, Jinong did not have any taxable income for the year ended June 30, 2013.

Yuxing has no income tax for the year ended June 30, 2013 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT, the same treatment as Jintai receives.

Net Income

Net income for the year ended June 30, 2013 was $44,774,048, an increase of $2,816,223, or 6.7%, compared to $41,957,825 for the year ended June 30, 2012. The increase was attributable to the decrease in operating expenses and an increase in government subsidies. Net income as a percentage of total net sales was approximately 20.6% and 19.3 % for the year ended June 30, 2013 and 2012, respectively.

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

Net Sales

Total net sales for the fiscal year ended June 30, 2012 were $ 217,524,205, an increase of $37,806,239, or 21.0%, from $179,717,966 for the fiscal year ended June 30, 2011. This increase was largely due to the strong sales of humic acid liquid and compound fertilizer products from Jinong and Gufeng respectively, which had higher selling prices.

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

Jintai’s net sales decreased by $1,034,931, or 15.2%, to $5,792,002 for the fiscal year ended June 30, 2012 from $6,826,933 for the same period in 2011. The decrease was mainly attributable to Jintai’s nearby environmental degradation which resulted in its relocation commenced on March 1, 2012 and is still ongoing. Therefore, Jintai did not generate any sales revenue since March 1, 2012.

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

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $6,597,765 for the fiscal year ended June 30, 2012, as compared to $5,157,185 for the fiscal year ended June 30, 2011, an increase of $1,440,580, or 27.9%, which was primarily attributable to Jinong’s increased operating income.

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

Net Income

Net income for the fiscal year ended June 30, 2012 was $ 41,957,825, an increase of $9,043,724, or 27.5%, compared to $32,914,101 for the fiscal year ended June 30, 2011. The increase was attributable to the increase in gross profit. Net income as a percentage of total net sales was approximately 19.3% and 18.3 % for the fiscal year ended June 30, 2012 and 2011, respectively.

Discussion of Segment Profitability Measures

As of June 30, 2013, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales. Jintai is in process of combining with Yuxing.

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

For Jinong, the net income increased 0.9% by $325,155 to $37,688,828 for the year ended June 30, 2013 from $37,363,673 for the year ended June 30, 2012.

For Gufeng, the net income decreased 16.0% by $1,978,118 to $10,356,984 for the year ended June 30, 2013 from $12,335,102 for the year ended June 30, 2012.

Jintai is located at the Economic and Technical Development Zone (the "Zone") in the metro area of the city of Xi'an. The Zone has been inhabited by a large and dense population and the periphery of Jintai has bristled with various industrial factories and utility plants in the latest years. The Zone’s concentrated industrial activities and dense population changed the micro bio environment for the growth of Jintai's agricultural products and disturbed Jintai’s normal fertilizer research and development. As of June 30, 2013, The relocation and its affiliated process of Jintai is ongoing and there was no revenue from Jintai for the year ended June 30, 2013. Net loss for Jintai for the year ended June 30, 2012 was $1,863,235.

For Yuxing, the net income increased by $704,718 to $533,722 for the year ended June 30, 2013 from a net loss of $170,996 for the year ended June 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2013, cash and cash equivalents were $75,031,489, an increase of $3,052,859, or 4.2%, from $71,978,630 as of June 30, 2012.

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

 The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended June 30,
	2013	2012	2011
Net cash provided by operating activities	$32,090,827	$6,400,398	$33,647,469
Net cash used in investing activities	(32,449,255)	(11,883,947)	(32,966,702)
Net cash provided by financing activities	1,839,915	10,278,376	-
Effect of exchange rate change on cash and cash equivalents	1,571,372	1,577,390	2,590,209
Net increase in cash and cash equivalents	3,052,859	6,372,217	3,270,976
Cash and cash equivalents, beginning balance	71,978,630	65,606,413	62,335,437
Cash and cash equivalents, ending balance	$75,031,489	$71,978,630	$65,606,413

Operating Activities

Net cash provided by operating activities was $32,090,827 for the year ended June 30, 2013, an increase of $25,690,429, or 401.4% from $6,400,398 for the year ended June 30, 2012. The increase was mainly attributable to the increase in depreciation expense and the increase accounts receivable comparing to the change during the year ended June 30, 2013 to the same period in 2012.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2013 was $32,449,255, an increase of $20,565,308, or 173.1% from $11,883,947 for the year ended June 30, 2012. The increase was attributable to the purchases of plant, property and equipment for Jinong..

Financing Activities

Net cash provided by financing activities in the year ended June 30, 2013 and 2012 totaled $1,839,915 and $10,278,376, respectively, which was attributable to the loan proceeds.

As of June 30, 2013 and 2012, our loans payable were as follows:

	June 30, 2013	June 30, 2012
Short term loans payable:	$16,099,100	$13,931,280
Total	$16,099,100	$13,931,280

Accounts Receivable

We had accounts receivable of $85,323,442 as of June 30, 2013, as compared to $62,001,158 as of June 30, 2012, an increase of $23,322,284 or 37.6%, which is mainly attributable to the implementation of 180 days credit policy. In order to respond to the cash flow shortage caused by the tightening financing and slowing economy growth encountered by some of our distributors, the company launched such a policy since the third quarter of fiscal year 2012 enabling such distributors take full advantage of the 180-day credit terms.

Allowance for doubtful accounts in account receivable for the year ended June 30, 2013 was $122,275, a decrease of $556,993, or 82.0% from $679,268 as of June 30, 2012. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.1% as of June 30, 2013 and 1.1% as of June 30, 2012. The decrease in the allowance of doubtful accounts were mainly due to lower allowance of account receivables at Jinong, which decreased to $121,908 as June 30, 2013, comparing $679,268 as June 30, 2012.

Inventories

We had an inventory of $ 34,511,167 as of June 30, 2013, as compared to $28,602,684 as of June 30, 2012, an increase of $5,908,483, or 20.7%. The increase was mainly seasonal and due to the replenishing of the inventory level during peak season. As of June 30, 2013, more than 90% of the inventory was finished goods. These products are expected to be sold and shipped during the fourth quarter of fiscal year of 2013. The economy, weather and uncertainty in price trends caused the postponement of the orders.

Advances to Suppliers

We had advances to suppliers of $20,224,206 as of June 30, 2013 as compared to $12,207,325 as of June 30, 2012, representing an increase of $8,016,881 or 65.7%. The increase in the amount of advances to suppliers is mainly due to Gufeng’s seasonal compound fertilizer business, which may result in carrying significant amounts of inventory and seasonal variations in working capital. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to feed the production. To build up the inventory, we typically make advance payment to the supplier to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak sales.

Accounts Payable

We had accounts payable of $3,375,333 as of June 30, 2013 as compared to $6,881,748 as of June 30, 2012, representing a decrease of $3,506,415, or 51.0%. The decrease was primarily due to the payoff of Yuxing’s outstanding payables incurred during its development and construction during the year period ended June 30, 2013.

Unearned Revenue

We had unearned revenue of $1,433,661 as of June 30, 2013 as compared to $2,625,014 as of June 30, 2012, representing a decrease of $1,191,353, or 45.4%.  The further decrease in unearned revenue is attributable to (i) the expanded credit sales to selected distributors since Jinong and Gufeng launched warehouse sales program, which is a customized strategy that requires less or few advanced deposit payment from the participating distributors which were selected based upon their overall business strength, credit worthiness and proven ability to develop local markets; (ii) the use of the 180-day credit policy. With offering participating distributors the advantageous sales credit in distributing the fertilizer products, the company concurrently manages more account receivables and less unearned revenue.

Tax Payable

We had taxes payable of $25,728,759 as of June 30, 2013 as compared to $17,675,389 as of June 30, 2012, representing an increase of $8,053,370, or 45.6%. This increase was mainly due to the increase in Jinong’s income tax, which resulted from Jinong’s increased revenue.

Non-Cash Financing Activities

During the year ended June 30, 2013, we issued 151,515 shares of common stock to Mr. Tao Li, Chairman and CEO of the Company pursuant to our Employee Stock Purchase Plan adopted by the Board in August 2012. Those shares were valued at $300,000.

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

Segment reporting

FASB ASC 280, (previously SFAS No. 131, Segment Reporting ) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As of June 30, 2013, we were organized into four main business segments: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2013, our accumulated other comprehensive income was $21.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2013and June 30, 2012 was $16.1 million and $13.9 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2013. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

Balance sheets, as of June 30, 2013 and 2012, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2013 and 2012, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by Kabani & Company, Inc., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture, Inc. and its subsidiaries

We have audited China Green Agriculture, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, China Green Agriculture, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of China Green Agriculture, Inc. and its subsidiaries, and our report dated September 12, 2013 expressed an unqualified opinion thereon.

/s/ KABANI & COMPANY, INC

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

September 12, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements of China Green Agriculture, Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(2)	Financial Schedules

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Agriculture, Inc.

Date: September 12, 2013	By:	/s/ Tao Li
Tao Li, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 12, 2013	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO (principal executive officer)

September 12, 2013	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

September 12, 2013	/s/ Yu Hao
Yu Hao, Director

September 12, 2013	/s/ Lianfu Liu
Lianfu Liu, Director

September 12, 2013	/s/ Yizhao Zhang
Yizhao Zhang, Director

September 12, 2013	/s/ Yiru Shi
Yiru Shi, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2013

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

10.1	Employment Agreement, dated January 16, 2008, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Mr. Tao Li (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 7, 2010).

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.5	Employment Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and Qing Xin Jiang dated July 1, 2010. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.9	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang. (Incorporated herein by reference to the quarterly report on Form 10-Q filed with the SEC on May 10, 2011).

E-1

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.12	English Translation of Project Construction Contract dated August 10, 2010 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang.

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd..

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang.

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang.

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang.

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1	List of Subsidiaries of the Company.

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* The XBRL-related information in Exhibits 101 to this Report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. The Company’s management is responsible for these financial statements and schedules. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture, Inc. and its subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Green Agriculture, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2013 expressed an unqualified opinion thereon.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

September 12, 2013

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND 2012

	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$75,031,489	$71,978,630
Accounts receivable, net	85,323,442	62,001,158
Inventories	34,511,167	28,602,684
Other current assets	397,897	299,526
Advances to suppliers	20,224,206	12,207,325
Assets held for sale	11,676,736	-
Total Current Assets	227,164,937	175,089,323

Plant, Property and Equipment, Net	89,604,787	80,065,161

Construction In Progress	68,414	-

Other Assets - Non Current	97,432	182,119

Intangible Assets, Net	26,608,013	27,618,641

Goodwill	5,184,759	5,075,809

Total Assets	$348,728,342	$288,031,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,375,333	$6,881,748
Unearned revenue	1,433,661	2,625,014
Accrued expenses and other payables	3,934,184	4,290,249
Amount due to related parties	1,304,013	370,719
Taxes payable	25,728,759	17,675,389
Short term loans	16,099,100	13,931,280
Total Current Liabilities	51,875,050	45,774,399

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 29,943,236 and 27,455,722 shares issued and outstanding as of June 30, 2013 and 2012, respectively	29,943	27,456
Additional paid-in capital	105,962,909	102,175,709
Statutory reserve	20,121,905	15,130,158
Retained earnings	148,925,125	109,142,824
Accumulated other comprehensive income	21,813,410	15,780,507
Total Stockholders' Equity	296,853,292	242,256,654

Total Liabilities and Stockholders' Equity	$348,728,342	$288,031,053

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

	2013	2012	2011
Sales
Jinong	$110,585,022	$88,168,740	$65,629,265
Gufeng	102,915,414	121,480,943	107,081,018
Jintai	-	5,792,002	6,826,933
Yuxing	3,397,520	2,082,520	180,750
Net sales	216,897,956	217,524,205	179,717,966
Cost of goods sold
Jinong	51,883,935	34,129,304	26,449,117
Gufeng	83,020,447	96,756,719	85,670,990
Jintai	-	5,415,970	3,841,391
Yuxing	2,609,720	1,946,979	136,433
Cost of goods sold	137,514,102	138,248,972	116,097,931
Gross profit	79,383,854	79,275,233	63,620,035
Operating expenses
Selling expenses	14,365,869	11,548,816	7,121,905
General and administrative expenses	9,632,523	13,801,407	14,386,699
Total operating expenses	23,998,392	25,350,223	21,508,604
Income from operations	55,385,462	53,925,010	42,111,431
Other income (expense)
Other income (expense)	613,008	60,212	23,999
Interest income	310,723	364,536	282,727
Interest expense	(1,351,157)	(1,590,620)	(466,912)
Total other income (expense)	(427,426)	(1,165,872)	(160,186)
Income before income taxes	54,958,036	52,759,138	41,951,245
Provision for income taxes	10,183,988	10,801,313	9,037,144
Net income	44,774,048	41,957,825	32,914,101
Other comprehensive income
Foreign currency translation gain	6,032,903	4,876,751	7,547,145
Comprehensive income	$50,806,951	$46,834,576	$40,461,246

Basic weighted average shares outstanding	27,775,964	26,943,530	25,929,517
Basic net earnings per share	$1.61	$1.56	$1.27
Diluted weighted average shares outstanding	27,775,964	26,943,530	25,929,517
Diluted net earnings per share	1.61	1.56	1.27

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders'
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity

BALANCE, JUNE 30, 2010	24,572,329	$24,573	$75,755,682	$5,864,648	$43,536,408	$3,356,611	$128,537,922

Net income for the year ended ended June 30, 2011	-	-	-	-	32,914,101	-	32,914,101

Stock issued in relation to Acquisition	2,275,931	2,275	19,297,619	-	-	-	19,299,894

Stock based compensation	-	-	3,605,235	-	-	-	3,605,235

Forefeiture of shares issued for services	(2,400)	(2)	(31,054)	-	-	-	(31,056)

Transfer to statutory reserve	-	-	-	4,163,073	(4,163,073)	-	-

Other comprehensive income	-	-	-	-	-	7,547,145	7,547,145

BALANCE, JUNE 30, 2011	26,845,860	26,846	98,627,482	10,027,721	72,287,436	10,903,756	191,873,241

Net income for the year ended June 30, 2012	-	-	-	-	41,957,825		41,957,825

Issuance of stock for cash	63,158	63	299,938	-	-	-	300,001

Issuance of stock for consulting services	5,704	6	23,994	-	-	-	24,000

Stock based compensation	541,000	541	3,224,295	-	-	-	3,224,836

Transfer to statutory reserve	-	-	-	5,102,437	(5,102,437)	-	-

Other comprehensive income	-	-	-	-	-	4,876,751	4,876,751

BALANCE, JUNE 30, 2012	27,455,722	$27,456	$102,175,709	$15,130,158	$109,142,824	$15,780,507	$242,256,654

Net income for the year ended June 30, 2013	-	-	-	-	44,774,048		44,774,048

Issuance of stock for consulting services	111,605	111	388,891	-	-	-	389,002

Issuance of stock for payment of due to related party	90,909	91	299,909	-	-	-	300,000

Stock based compensation	2,285,000	2,285	3,098,400	-	-	-	3,100,685

Transfer to statutory reserve	-	-	-	4,991,747	(4,991,747)	-	-

Other comprehensive income	-	-	-	-	-	6,032,903	6,032,903

BALANCE, JUNE 30, 2013	29,943,236	$29,943	$105,962,909	$20,121,905	$148,925,125	$21,813,410	$296,853,292

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011

	2013	2012	2011
Cash flows from operating activities
Net income	$44,774,048	$41,957,825	$32,914,101
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	3,489,687	3,248,836	3,605,235
Cancelation of previously issued shares for services		-	(31,056)
Depreciation	13,185,370	4,429,960	4,161,068
Amortization	1,578,676	1,562,906	1,587,190
Changes in operating assets, net of effects from acquisitions
Accounts receivable	(21,651,656)	(43,814,193)	(838,962)
Other current assets	(90,500)	245,965	(414,302)
Inventories	(5,212,729)	(4,278,219)	6,765,750
Advances to suppliers	(7,635,033)	(442,144)	(9,390,123)
Other assets	87,228	(28,198)	(146,674)
Changes in operating liabilities, net of effects from acquisitions
Accounts payable	(3,589,487)	755,931	(494,063)
Unearned revenue	(1,228,419)	(8,649,382)	(8,875,835)
Tax payables	7,555,402	10,443,311	4,467,368
Accrued expenses and other payables	(286,860)	967,800	337,772
Amount due to related parties	1,115,100	-	-
Net cash provided by operating activities	32,090,827	6,400,398	33,647,469

Cash flows from investing activities
Purchase of plant, property, and equipment	(32,381,898)	(11,883,947)	(22,740,118)
Acquisition, net of cash acquired	-	-	(6,720,539)
Increase in construction in progress	(67,357)	-	(3,506,045)
Net cash used in investing activities	(32,449,255)	(11,883,947)	(32,966,702)

Cash flows from financing activities
Proceeds from loans	2,943,885	9,678,375	2,253,000
Repayment of loans	(1,103,970)	-	(2,253,000)
Proceeds from issuance of shares	-	300,001	-
Advance from related party	-	300,000	-
Net cash provided by financing activities	1,839,915	10,278,376	-

Effect of exchange rate change on cash and cash equivalents	1,571,372	1,577,390	2,590,209
Net increase in cash and cash equivalents	3,052,859	6,372,217	3,270,976

Cash and cash equivalents, beginning balance	71,978,630	65,606,413	62,335,437
Cash and cash equivalents, ending balance	$75,031,489	$71,978,630	$65,606,413

Supplement disclosure of cash flow information
Interest expense paid	$1,351,157	$1,590,620	$562,778
Income taxes paid	$2,982,956	$337,872	$4,623,700

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 2,275,931 shares for acquisition of Gufeng	$-	$-	$19,299,894
Issuance of 151,515 shares of common stock for repayment of
amount due to related party	$300,000	$-	$-
Transfer of Property, Plant and Equipment to Assets held for sale	$11,676,736	$-	$-

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC (In May 2013 the Company filed the necessary documents to dissolve Jintai, but currently Jintai is still a legal entity and has not been legally dissolved. The operations of Jintai were transferred to other Company subsidiaries), (iv) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the PRC controlled by Jinong through contractual agreements; (v) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vi) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

The Company’s corporate structure as of June 30, 2013 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Jintai, Gufeng, Tianjuyuan and VIE Yuxing. All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective June 16, 2013, Yuxing was converted from being a wholly-owned foreign enterprise 100% owned by Jinong to a domestic enterprise 100% owned one natural person, who is not affiliated to the Company (“Yuxing’s Owner”). Effective the same day, Yuxing’s Owner entered into a series of contractual agreements with Jinong pursuant to which Yuxing became the VIE of Jinong.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2013 and 2012 was $74,969,190 and $71,701,092, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $65,299 and $280,445 in cash in two banks in the United States as of June 30, 2013 and 2012, respectively, with $250,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2013 and 2012, the Company had accounts receivable of $85,323,442 and $62,001,158, net of allowance for doubtful accounts of $122,275 and $679,268, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At June 30, 2013 and 2012, the Company had no reserve for obsolete goods.

Assets held for sale

Assets held for sale represent certain equipment from the Company’s Jintai facility that has been relocated. The Company’s board of directors has authorized a special team be formed to sell these assets. The Company currently has a letter of intent to sell these assets to an outside third party with an expected closing of the sales transaction in the spring of 2014. The carrying value of the assets held for sale at June 30, 2013 was $11,676,736 which is fair value less disposal costs.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. At June 30, 2013 and 2012, the Company determined that there were no impairments of its long-lived assets.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2013, and 2012, respectively.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of June 30, 2013, the Company performed the required impairment review which resulted in no impairment adjustment.

Summary of changes in goodwill by reporting segments is as follows:

		Foreign
	Balance at	Currency	Balance at
Entity	June 30, 2012	Adjustment	June 30, 2013
Gufeng	$5,075,809	$108,950	$5,184,759

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had no assets and liabilities measured at fair value at June 30, 2013 and 2012.

The carrying values of cash and cash equivalents, other receivables, short-term loans and other payables approximate their fair values due to the short maturities of these instruments.

Revenue recognition

Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. As of June 30, 2013 and 2012, the Company had unearned revenues of $1,433,661 and $2,625,014, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2013, 2012 and 2011. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2013, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Jintai (agricultural products production) and Yuxing (agricultural products production).

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of basic and diluted earnings per share consist of the following:

	For the Years Ended June 30,
	2013	2012	2011
Net Income for Basic Earnings Per Share	$44,774,048	$41,957,825	$32,914,101
Basic Weighted Average Number of Shares	27,775,964	26,943,530	25,929,517
Net Income per Share – Basic	$1.61	$1.56	$1.27
Net Income for Diluted Earnings Per Share	44,774,048	41,957,825	32,914,101
Diluted Weighted Average Number of Shares	27,775,964	26,943,530	25,929,517
Net Income per Share – Diluted	$1.61	$1.56	$1.27

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2013 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

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

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30,	June 30,
	2013	2012
Raw materials	$2,784,760	$6,009,686
Supplies and packing materials	473,477	565,559
Work in progress	171,550	127,140
Finished goods	31,081,380	21,900,299
Total	$34,511,167	$28,602,684

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2013	2012
Building and improvements	$29,836,072	$38,021,436
Auto	729,978	835,412
Machinery and equipment	88,901,647	63,280,923
Agriculture assets	-	1,315,859
Total property, plant and equipment	119,467,697	103,453,630
Less: accumulated depreciation	(29,862,910)	(23,388,469)
Total	$89,604,787	$80,065,161

Depreciation expenses for the years ended June 30, 2013, 2012 and 2011 were $13,185,370, $4,429,960 and $4,161,068, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 5 – CONSTRUCTION IN PROGRESS

As of June 30, 2013, construction in progress representing construction for Yuxing’s supporting facilities amounted to $68,414, and the total cost should not exceed RMB 2 million (approximately $315,000).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	June 30,
	2013	2012
Land use rights, net	$11,940,658	$11,014,591
Technology patent, net	744,280	1,902,131
Customer relationships, net	7,378,823	8,253,368
Non-compete agreement	85,430	125,453
Trademarks	6,458,822	6,323,098
Total	$26,608,013	$27,618,641

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,841,316). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB 1,045,950 (or $169,235). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB 7,285,099 (or $1,178,729). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following:

	June 30,	June 30,
	2013	2012
Land use rights	$13,189,280	$12,912,125
Less: accumulated amortization	(1,248,622)	(1,897,534)
Total land use rights, net	$11,940,658	$11,014,591

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $950,586) and is being amortized over the patent period of 10 years using the straight line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,488,560) and is amortized over the remaining useful life of six years using the straight line method.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The technology know-how consisted of the following:

	June 30,	June 30,
	2013	2012
Technology know-how	$2,439,146	$2,387,891
Less: accumulated amortization	(1,694,866)	(485,760)
Total technology know-how, net	$744,280	$1,902,131

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $10,517,000) and is amortized over the remaining useful life of ten years.

	June 30,	June 30,
	2013	2012
Customer relationships	$10,517,000	$10,296,000
Less: accumulated amortization	(3,138,177)	(2,042,632)
Total customer relationships, net	$7,378,823	$8,253,368

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $213,576) and is amortized over the remaining useful life of five years using the straight line method.

	June 30,	June 30,
	2013	2012
Non-compete agreement	$213,576	$209,088
Less: accumulated amortization	(128,146)	(83,635)
Total non-compete agreement, net	$85,430	$125,453

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB 40,700,000 (or $6,458,822) and is subject to an annual impairment test.

Total amortization expenses of intangible assets for the years ended June 30, 2013, 2012 and 2011 amounted to $1,578,676, $1,562,906 and $1,587,190, respectively.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) years after June 30, 2013, are as follows:

Year Ends	Expense ($)
March 31, 2014	1,606,294
March 31, 2015	1,606,294
March 31, 2016	1,574,099
March 31, 2017	1,376,590
March 31, 2018	1,315,486

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30,	June 30,
	2013	2012
Payroll payable	$20,191	$127,149
Welfare payable	166,111	168,150
Accrued expenses	2,700,468	2,827,028
Other payables	921,864	1,045,010
Other levy payable	125,550	122,912
Total	$3,934,184	$4,290,249

NOTE 8 - AMOUNT DUE TO RELATED PARTIES

As of June 30, 2013 and 2012, the amount due to related parties was $1,304,013 and $370,719, respectively.  These amounts represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On August 10, 2010, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd (“Yuxing”) which is a VIE of the Company, entered into an agreement with Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”) which was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately US$458,000. The related project is currently ongoing, and RMB 1,212,000 or $183,200 has been paid by Yuxing to Kingtone as of June 30, 2013.

On September 30, 2010, Jinong signed a two year lease effective as of July 1, 2010 directly with Xi’an Yuxing Technology Co., Ltd. (“Yuxing”), who owns the property. Yuxing is a Variable Interest Entity (“VIE”) controlled by Kingtone Wirelessinfo Solution Holding Ltd. (“Kingtone Wirelessinfo”), whose Chairman and majority shareholder is Mr. Tao Li. According to the lease agreement, the monthly rent is $1,596 (RMB10,800). This lease expired on June 30, 2012.

On June 29, 2012,Jinong signed a new office lease with Yuxing. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Yuxing. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of RMB24,480 (approximately $3,856).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOAN PAYABLES

As of June 30, 2013, the short-term loan payables consist of nine loans which mature on dates ranging from August 29, 2013 through April 22, 2014 with interest rates ranging from 6.30% to 8.20%. The loans No.1, 2 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 4 and 5 below are collateralized by the inventory of Gufeng. The loans No. 6, 7 and 8 are guaranteed by Jinong’s credit. The loan No. 9 is collateralized by the land use rights of Jinong’s and the share ownership owned by Jinong.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2013
1	Agriculture Bank of China-Beijing Branch	January 24, 2013 - January 13, 2014	6.60%	$1,359,120
2	Agriculture Bank of China-Beijing Branch	March 22, 2013 - March 21, 2014	6.60%	1,294,400
3	Agriculture Bank of China-Beijing Branch	April 25, 2013 - April 24, 2014	6.60%	1,634,180
4	Bank of Tianjin	June 28, 2013 - August 2, 2013	6.72%	1,132,600
5	Bank of Tianjin	June 20, 2013 - August 2, 2013	6.72%	970,800
6	China Merchant Bank	August 30, 2012 - August 29, 2013	6.30%	4,045,000
7	Industrial and Commercial Bank of China	October 25, 2012 - October 24,2013	8.00%	1,618,000
8	Industrial and Commercial Bank of China	September 25, 2012-September 24, 2013	8.00%	1,618,000
9	China Misheng Bank	January 5, 2013 - January 4, 2014	7.20%	2,427,000
		Total		$16,099,100

As of June 30, 2012, the short-term loans payable consist of eight loans which mature on dates ranging from July 23, 2012 through April 22, 2013 interest rates ranging from 6.89% to 8.87%. The loans No.1, 2 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loan No. 4 below is collateralized by the inventory of Gufeng. In addition, the loans No.5, 6, 7 and 8 below are guaranteed by Jinong’s credit.

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

The interest expense from short-term loans were $1,351,157, $1,590,620 and $466,912for the years ended June 30, 2013, 2012 and 2011, respectively.

NOTE 10 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2013, 2012, and 2011 of $6,654,038, $6,597,765 and $5,157,185, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $3,529,950, $4,203,548 and $3,879,959 for the years ended June 30, 2013, 2012 and 2011, respectively. Jintai has been exempt from paying income tax since its formation as it produces products which fall into the tax exemption list set out in the EIT and it did not generate any operating income since March 2012. This exemption is expected to last as long as the applicable provisions of the EIT do not change.

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

Income Taxes and Related Payables

Taxes payable consist of the following:

	June 30,	June 30,
	2013	2012
VAT provision	$36,573	$68,180
Income tax payable	25,348,794	17,274,817
Other levies	343,392	332,392
Total	$25,728,759	$17,675,389

The provision for income taxes consists of the following:

	Years Ended June 30,
	2013	2012	2011
Current tax - foreign	$10,183,988	$10,801,313	$9,037,144
Deferred tax	-	-	-
	$10,183,988	$10,801,313	$9,037,144

The components of deferred income tax assets and liabilities as of June 30, 2013 and 2012 are as follows:

	June 30,	June 30,
	2013	2012
Deferred tax assets:
Net operating loss	$6,511,141	$5,171,183
Total deferred tax assets	6,511,141	5,171,183
Less valuation allowance	(6,511,141)	(5,171,183)
	$-	$-

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

At June 30, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $6.5 million valuation allowance associated with its deferred tax assets.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Rate Reconciliation

Our effective tax rates were approximately 18.7%, 20.5% and 21.5% for the year ended June 30, 2013, 2012 and 2011, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2013, 2012 and 2011 for the following reasons:

FY 2013
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$58,899,089		$(3,941,053)		$54,958,036

Expected income tax expense (benefit)	14,724,772	25.0%	(1,339,958)	34.0%	13,384,814
High-tech income benefits on Jinong	(4,430,219)	(7.5)%	-	-	(4,430,219)
Losses from subsidiaries in which no benefit is recognized	(110,565)	(0.2)%	-	-	(110,565)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,339,958	(34.0)%	1,339,958
Actual tax expense	$10,183,988	17.3%	$-	-%	$10,183,988	18.5%

FY2012	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$58,465,856		$(5,706,718)		$52,759,138

Expected income tax expense (benefit)	13,189,785	22.6%	(1,940,284)	(34.0)%	11,249,501
High-tech income benefits on Jinong	(4,439,873)	(7.6)%	-	-	(4,439,873)
Losses from subsidiaries in which no benefit is recognized	2,051,401	3.5%	-	-	2,051,401
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,940,284	34.0%	1,940,284
Actual tax expense	$10,801,313	18.5%	$-	-%	$10,801,313	20.5%
F-18

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FY 2011
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$48,782,427		$(6,831,182)		$41,951,245

Expected income tax expense (benefit)	12,195,607	25.0%	(2,322,602)	(34.0)%	9,873,005
High-tech income benefits on Jinong	(3,416,976)	(7.0)%	-	-	(3,416,976)
Losses from subsidiaries in which no benefit is recognized	258,513	0.5%	-	-	258,513
Change in valuation allowance on deferred tax asset from US tax benefit	-		2,322,602	34.0%	2,322,602
Actual tax expense	$9,037,144	18.5%	$-	-%	$9,037,144	21.5%

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On July 2, 1010, the Company issued a total of 2,275,931 shares of common stock to Gufeng’s previous shareholders or their designees. Of the shares being issued in the acquisition, 40% have been held in escrow pending satisfaction of certain conditions such as make good targets set for Gufeng for the fiscal year ended June 30, 2011.

On March 31, 2011, the Company granted a total of 96,000 shares of restricted common stock of the Company to certain directors and executive officers under its 2009 Equity Incentive Plan (the “2009 Plan”). Pursuant to the terms of the grant, 8,000 shares of restricted common stock vested on April 30, 2011, 44,000 shares vested on June 2, 2011, and 44,000 shares vested on December 31,2011. These shares were issued in September 2011.

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

On March 31, 2012, the Company issued 5,704 shares of Common Stock valued at $24,000 of consulting services, which approximated the fair value of the stock at the date of grant.

On June 14, 2012, the Company granted a total of 1,000,000 shares of restricted common stock of the Company to certain directors, executive officers and key employees under its 2009 Equity Incentive Plan. Pursuant to the terms of the grant, the stock grants vest in three installments on June 30, 2012, September 30, 2012 and December 31, 2012. The Company has issued 445,000 shares of common stock related to these grants with 555,000 issued on June 1, 2013 to a group of employees.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2012, the Company approved the granting of (i) 200,000 shares of restricted stock to Mr. Ken Ren, the Company’s Chief Financial Officer (the “CFO”), and (ii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each is an independent director of the Company (the “Stock Grants”). The Stock Grants all vest in three installments on December 31, 2012, March 31, 2013, and June 30, 2013, with 100,000 shares vesting first and 50,000 shares vesting on each of the other two vesting dates to the CFO; and 10,000 shares vesting first and half of the their respective remaining shares vesting on each of the other two vesting dates to the three independent directors. The vest of the restricted shares is conditioned on the individuals being employed by the Company at the time of the vest. These shares were issued during the quarter ended December 31, 2012 and the expenses associated with the issuance of these shares will be recorded over the period the shares are earned. In addition, on September 28, 2012, the Company approved the granting of 210,000 shares of Common Stock at the market price of $3.30 per shares to certain members of the Company’s management. The share vest on June 30, 2014. At June 30, 2013, the remaining expense that will be realized from the issuance of these shares through June 30, 2014 is $693,000.

On June 1, 2013, the Company granted an aggregate of 1,025,000 shares of restricted stock under the 2009 Plan to certain employees. The shares vest on the following dates: on June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014. At June 30, 2013, the remaining expense that will be realized from the issuance of these shares through December 31, 2014 is $3,313,125.

On July 24, 2013, the Company granted an aggregate of 970,000 shares of restricted stock under the 2009 Plan to certain employees.

Preferred Stock

Under the Company’s Articles of Incorporation, the Board has the authority, without further action by stockholders, to designate up to 20,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock. If the Company sells preferred stock under its registration statement on Form S-3, it will fix the rights, preferences, privileges, qualifications and restrictions of the preferred stock of each series in the certificate of designation relating to that series and will file the certificate of designation that describes the terms of the series of preferred stock the Company offers before the issuance of the related series of preferred stock.

As of June 30, 2013, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 12 – STOCK OPTIONS

On March 31, 2011, pursuant to the Compensation Committee’s resolutions, the Company forfeited all those outstanding unvested options granted to its officers and directors and former officers on March, 1 2010 and February 7, 2010 according to the 2009 Plan.

There were no issuances of stock options during the year ended June 30, 2013, 2012 and 2011.

Options outstanding and related weighted average price and intrinsic value are as follows:

		Weighted
		Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2010	195,291	$14.67	$-
Granted	-
Forfeited/Canceled	(80,192)	$14.67
Exercised	-
Outstanding, June 30, 2011	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2012	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2013	115,099	14.66	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the options outstanding and exercisable as of June 30, 2013:

Options Outstanding and Exercisable
Weighted
		Weighted	Average
	Number Outstanding	Average	Remaining
Range of	and Exercisable as of	Exercise	Contractual Life
Exercise Price	June 30, 2013	Price	(Years)
$14.02-14.70	115,099	$14.66	1.50

NOTE 13 –CONCENTRATIONS AND LITIGIATION

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

Vendor and Customer Concentration

There were two vendors from which the Company purchased 14.6% and 13.6% of its raw materials for the year ended June 30, 2013. Total purchase from these two venders amounted to $33,832,070 as of June 30, 2013. The total amount payable to these two vendors as of June 30, 2013 was $9,426,904.

There were two vendors from which the Company purchased 11.9% and 10.1% of its raw materials for the year ended June 30, 2012. Account payable to Beijing Baofengnian Agricultural Material Co. Ltd. was $216,842 and advance payment to Inner Mongolia Shuangying Chemical Products Co. Ltd. was $1,389,368.

One vendor accounted for approximately 11.5% of the Company’s total purchases for the year ended June 30, 2011. Advance payment to Inner Mongolia Shuangying Chemical Products Co. Ltd. was $900,070 as of June 30, 2011.

One customer, accounted for $39,735,292, or 18.3% of the Company’s sales for the year ended June 30, 2013. The total amount of advances from this customer as of June 30, 2013 was $611,948. One customer, Sinoagri Holding Company Limited, accounted for $31,509,757, or 14.5% of the Company’s sales for the year ended June 30, 2012. One customer, Sinoagri Holding Company Limited, accounted for $31,599,412, or 17.6% of the Company’s sales for the year ended June 30, 2011.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  The current version of the complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period.  On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Nevada Federal Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing certain individual defendants from the complaint and allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and certain of the individual defendants.  The Nevada Federal Court also denied the defendants’ motion to strike. The parties to the securities class action held mediation on March 7, 2013, which led to an agreement in principle to settle the case for a payment of $2.5 million by the Company’s insurers in exchange for a release of all claims against all defendants. The parties are currently in the process of documenting the settlement

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT REPORTING

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

	Years ended June 30,
Revenues from unaffiliated customers:	2013	2012	2011
Jinong	$110,585,022	$88,168,740	$65,629,265
Gufeng	102,915,414	121,480,943	107,081,018
Jintai	-	5,792,002	6,826,933
Yuxing	3,397,520	2,082,520	180,750
Consolidated	$216,897,956	$217,524,205	$179,717,966

Operating income :
Jinong	$44,036,878	$43,636,915	$34,051,094
Gufeng	15,322,045	18,211,687	15,288,871
Jintai	-	(1,863,529)	(96,343)
Yuxing	(32,265)	(352,996)	(296,832)
Reconciling item (1)	-	-	-
Reconciling item (2)	(840,511)	(2,482,232)	(3,230,124)
Reconciling item (2)--stock compensation	(3,100,685)	(3,224,835)	(3,605,235)
Consolidated	$55,385,462	$53,925,010	$42,111,431

Net income:
Jinong	$37,682,986	$37,363,672	$29,139,457
Gufeng	10,498,393	12,335,102	10,995,984
Jintai	-	(1,863,235)	(96,244)
Yuxing	533,722	(170,996)	(293,914)
Reconciling item (1)	142	347	4,178
Reconciling item (2)	(3,941,195)	(5,707,065)	(6,835,360)
Consolidated	$44,774,048	$41,957,825	$32,914,101

Depreciation and Amortization:
Jinong	$10,065,656	$2,347,530	$2,686,524
Gufeng	3,298,983	2,878,037	2,711,483
Jintai	0	128,563	124,139
Yuxing	1,399,407	638,736	226,112
Consolidated	$14,764,046	$5,992,866	$5,748,258

Interest expense:
Gufeng	1,351,157	1,590,620	466,912
Consolidated	$1,351,157	$1,590,620	$466,912

Capital Expenditure:
Jinong	$31,337,204	$7,935,098	$6,492,775
Gufeng	7,422	-	8,229,092
Jintai	-	-	3,291
Yuxing	1,037,272	3,948,849	11,521,005
Consolidated	$32,381,898	$11,883,947	$26,246,163

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2013	2012
Identifiable assets:
Jinong	$197,232,555	$221,575,406
Gufeng	108,409,694	57,657,305
Jintai	-	6,670,058
Yuxing	43,021,886	1,851,745
Reconciling item (1)	68,113	280,445
Reconciling item (2)	(3,906)	(3,906)
Consolidated	$348,728,342	$288,031,053

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

Total revenues from exported products currently account for approximately 14.7%, 15.0% and 22% of our total fertilizer revenues in fiscal 2013, 2012 and 2011, respectively.

FY 2013 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	40% humic acid organic/inorganic fertilizer	$-
India	Jinong	Liquid fertilizer	174,150
India	Jinong	Solid fertilizer	158,791
			$332,941

FY 2012 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	40% humic acid organic/inorganic fertilizer	$31,330,724
India	Jinong	Liquid fertilizer	77,576
India	Jinong	Solid fertilizer	60,538
Ghana	Jinong	Liquid fertilizer	75,984
			$31,544,822

FY 2011 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	Blended compound fertilizer	$40,835,834
India	Jinong	Liquid fertilizer	42,581
India	Jinong	Solid fertilizer	38,479
Ecuador	Jinong	Liquid fertilizer	3,740
Surimam	Jinong	Liquid fertilizer	1,159
			$40,921,793

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES

On September 30, 2010, Jinong signed a two year lease effective as of July 1, 2010 with Yuxing, who owns the property. According to the new lease agreement, the monthly rent is $1,596 (RMB 10,800). The lease expired on June 30, 2012.

On June 29, 2012,Jinong signed a new office lease with Yuxing. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Yuxing. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of $3,856 (RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $768 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $437 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $63,371, $33,612 and $54,869 as rent expenses for the years ended June 30, 2013, 2012 and 2011, respectively. Rent expenses for the next four years ended June 30, are as follows:

Years ending June 30,
2014	$63,370
2015	15,840
2016	15,840
2017	15,840
2018	10,791
Thereafter	232,602

NOTE 16 VARIABLE INTEREST ENTITIES

Green Nevada through one of its subsidiaries, Jinong, entered into a series of agreements (the “VIE Agreements”) with Yuxing for it to qualify as a VIE and to meet foreign ownership limitations established by the People Republic of China, effective June 16, 2013. The VIE Agreements are as follows:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Entrusted Management Agreement

Pursuant to the terms of a certain Entrusted Management Agreement dated June 16, 2013 among Yuxing, Jinong and the shareholder of Yuxing (the “Entrusted Management Agreement”), Yuxing and its shareholder agreed to entrust the operations and management of its business to Jinong. According to the Entrusted Management Agreement, Jinong possesses the full and exclusive right to manage Yuxing’s operations, assets and personnel, has the right to control all of Yuxing's cash flows through an entrusted bank account, is entitled to Yuxing's net profits as a management fee, is obligated to pay all of Yuxing’s payables and loan payments, and bears all losses of Yuxing. The Entrusted Management Agreement will remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of Yuxing or (iii) Jinong acquires all of the assets or equity of Yuxing (as more fully described below under “Exclusive Option Agreement”).

Exclusive Product Supply Agreement

Pursuant to the terms of a certain Exclusive Product Supply Agreement dated June 16, 2013 between Yuxing and Jinong (“the Exclusive Product Supply Agreement”), Jinong is the exclusive product provider to Yuxing. Yuxing agreed to pay Jinong all fees payable for products supply prior to making any payments under the Entrusted Management Agreement. Any payment from Yuxing to Jinong must comply with applicable Chinese laws. The Exclusive Product Supply Agreement shall remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of Yuxing or (iii) Jinong acquires Yuxing (as more fully described below under “Exclusive Option Agreement”).

Shareholder’s Voting Proxy Agreement

Pursuant to the terms of a certain Shareholder’s Voting Proxy Agreement dated June 16, 2013 among Jinong and the shareholder of Yuxing (the “Shareholder’s Voting Proxy Agreement”), the shareholder of Yuxing irrevocably appointed Jinong as their proxy to exercise on such shareholder’s behalf all of her voting rights as shareholder pursuant to PRC law and the Articles of Association of Yuxing, including the appointment and election of directors of Yuxing. Jinong agreed that it shall maintain a board of directors the composition of which will be the members of the board of directors of Green Nevada, except those directors that are employed solely for the purpose of satisfying listing or financing requirements of Green Nevada, if any. The Shareholder’s Voting Proxy Agreement will remain in effect until Jinong acquires all of the assets or equity of Yuxing.

Exclusive Option Agreement

Pursuant to the terms of a certain Exclusive Option Agreement dated June 16, 2013 among Jinong, Yuxing and the shareholder of Yuxing (the “Exclusive Option Agreement”), the shareholder of Yuxing granted Jinong an irrevocable and exclusive purchase option (the “Option”) to acquire Yuxing’s equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Jinong’s discretion so long as such exercise and subsequent acquisition of Yuxing does not violate PRC law. The consideration for the exercise of the Option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration. To the extent Yuxing shareholder receive any of such consideration, the Option requires them to transfer (and not retain) the same to Yuxing or Jinong. The Exclusive Option Agreement may be terminated by mutual agreement or by 30 days written notice by Jinong.

Equity Pledge Agreement

Pursuant to the terms of a certain Equity Pledge Agreement dated June 16, 2013 among Jinong and the shareholder of Yuxing (the “Pledge Agreement”), the shareholder of Yuxing pledged all of her equity interests in Yuxing, including the proceeds thereof, to guarantee all of Jinong's rights and benefits under the Entrusted Management Agreement, the Exclusive Product Supply Agreement, the Shareholder’ Voting Proxy Agreement and the Exclusive Option Agreement. Prior to termination of the Pledge Agreement, the pledged equity interests cannot be transferred without Jinong's prior written consent. The Pledge Agreement may be terminated only upon the written agreement of the parties.

As a result of these contractual arrangements, Green Nevada is able to exercise control over Yuxing and was entitled to substantially all of the economic benefits of Yuxing through its subsidiary, Jinong. Therefore, Green Nevada consolidates Yuxing in accordance with ASC 810-10 (“Consolidation of Variable Interest Entities”) since the date of the VIE Agreements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of and for the years ended June 30:

	June 30,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$42,975	$160,698
Accounts receivable, net	209,194	129,528
Inventories	15,478,654	9,610,047
Other current assets	7,061	33,235
Advances to suppliers	101,555	72,861
Total Current Assets	15,839,439	10,006,369

Plant, Property and Equipment, Net	16,180,551	15,968,779
Construction In Progress	68,414	.
Intangible Assets, Net	10,933,482	10,935,579
Total Assets	$43,021,886	$36,910,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$533,773	$2,521,538
Accrued expenses and other payables	8,673	6,362
Amount due to related parties	42,466,210	34,900,582
Total Current Liabilities	43,008,656	37,428,482

Stockholders' equity (deficit)	13,230	(517,755)

Total Liabilities and Stockholders' Equity	$43,021,886	$36,910,727

	Years Ended June 30,
	2013	2012
Revenue	$3,397,520	$2,082,520
Expenses	2,863,798	2,253,516
Net income (loss)	$533,722	$(170,996)

NOTE 17 – RESTRICTED NET ASSETS

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s PRC subsidiaries net assets as of June 30, 2013 and 2012 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets	As of June 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$62,299	$277,538
Other current assets	1,908	1,908
Total Current Assets	64,207	279,446

Long-term equity investment	299,923,857	243,711,250
Total long term assets	299,923,857	243,711,250
Total Assets	$299,988,064	$243,990,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$394,520	$64,520
Amount due to related parties	138,343	38,343
Other payables and accrued expenses	2,601,909	1,631,179
Total Current Liabilities	3,134,772	1,734,042

Stockholders' Equities
Common stock, $.001 par value, 115,197,165 shares authorized, 29,943,236 and 27,455,722, shares issued and outstanding as of June 30, 2013 and 2012, respectively	29,943	27,456
Additional paid in capital	105,962,909	102,175,709
Accumulated other comprehensive income	21,813,410	15,780,507
Retained earnings	169,047,030	124,272,982
Total Stockholders' Equity	296,853,292	242,256,654

Total Liabilities and Stockholders' Equity	$299,988,064	$243,990,696

Condensed Statements of Operations	Year ended June 30,
	2013	2012	2011
Revenue	$-	$-	$-
General and administrative expenses	3,941,195	5,707,065	6,835,360
Interest income (expense)	142	347	4,178
Equity investment in subsidiaries	48,715,101	47,664,543	39,745,283
Net income	$44,774,048	$41,957,825	$32,914,101

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows	Year ended June 30,
	2013	2012	2011
Net cash provided by (used in) operating activities	$(215,239)	$(1,286,612)	$(2,341,980)
Net cash provided by (used in) investing activities	0	0	(6,720,539)
Net cash provided by financing activities	0	600,001	6,717,632
Cash and cash equivalents, beginning balance	277,538	964,149	3,309,036
Cash and cash equivalents, ending balance	$62,299	$277,538	$964,149

Notes to Condensed Parent Company Financial Information

As of June 30, 2013, 2012 and 2011, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 18 – SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2012	2012	2013	2013
Net Revenue	$39,512,740	$41,730,992	$65,872,533	$69,781,691
Gross Profit	$16,933,373	$16,193,533	$21,745,705	$24,511,243
Income (loss) from operation	$11,023,344	$9,898,978	$16,524,411	$17,938,729
Other income (expense)	$(311,960)	$118,250	$17,768	$(251,484)
Net income (loss)	$8,861,400	$8,241,328	$13,410,659	$14,260,661
Earnings (loss) per shares - basic	$0.32	$0.30	$0.48	$0.51
Earnings (loss) per shares - diluted	$0.32	$0.30	$0.48	$0.51

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2011	2011	2012	2012
Net Revenue	$53,102,594	$47,093,997	$60,016,344	$57,311,270
Gross Profit	$18,908,732	$16,389,485	$22,475,339	$21,501,677
Income (loss) from operation	$13,279,563	$10,195,755	$15,862,008	$14,587,684
Other income (expense)	$(84,416)	$(220,662)	$(521,093)	$(339,701)
Net income (loss)	$10,731,636	$7,743,878	$12,374,361	$11,107,950
Earnings (loss) per shares - basic	$0.40	$0.29	$0.46	$0.41
Earnings (loss) per shares - diluted	$0.40	$0.29	$0.46	$0.41

