Form 10-Q
period 2013-09-30
China Green Agriculture, Inc.
filed 2013-11-12
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-34260

CHINA GREEN AGRICULTURE, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

300 Walnut Street Suite 245
Des Moines, IA 50309
(Address of principal executive offices) (Zip Code)

(515) 897-2421
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,820,176 shares of common stock, $.001 par value, as of November 5, 2013.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	June 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$44,890,502	$75,031,489
Accounts receivable, net	95,380,068	85,323,442
Inventories	50,037,697	34,511,167
Prepaid expenses and other current assets	390,073	397,897
Advances to suppliers	19,104,023	20,224,206
Assets held for sale	11,705,604	11,676,736
Total Current Assets	221,507,967	227,164,937

Plant, Property and Equipment, Net	85,118,764	89,604,787

Construction In Progress	48,823	68,414

Deferred Asset	25,676,982	-

Other Assets	77,129	97,432

Intangible Assets, Net	26,398,928	26,608,013

Goodwill	5,197,577	5,184,759

Total Assets	$364,026,170	$348,728,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,888,978	$3,375,333
Unearned revenue	4,107,865	1,433,661
Accrued expenses and other payables	4,161,855	3,934,184
Amount due to related parties	1,206,895	1,304,013
Taxes payable	23,923,518	25,728,759
Short term loans	16,301,100	16,099,100
Total Current Liabilities	53,590,211	51,875,050

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 31,812,013 and 29,943,236 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	31,812	29,943
Additional paid-in capital	108,470,534	105,962,909
Statutory reserve	21,166,821	20,121,905
Retained earnings	158,258,666	148,925,125
Accumulated other comprehensive income	22,508,126	21,813,410
Total Stockholders' Equity	310,435,959	296,853,292

Total Liabilities and Stockholders' Equity	$364,026,170	$348,728,342

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Sales
Jinong	$31,762,002	$27,850,976
Gufeng	17,756,082	10,936,971
Yuxing	785,263	724,793
Net sales	50,303,347	39,512,740
Cost of goods sold
Jinong	13,969,831	12,839,498
Gufeng	13,209,632	9,189,762
Yuxing	654,196	550,107
Cost of goods sold	27,833,659	22,579,367
Gross profit	22,469,688	16,933,373
Operating expenses
Selling expenses	5,796,190	3,034,087
General and administrative expenses	3,339,776	2,875,942
Total operating expenses	9,135,966	5,910,029
Income from operations	13,333,722	11,023,344
Other income (expense)
Other expense	(116,383)	(600)
Interest income	55,654	74,432
Interest expense	(233,186)	(385,792)
Total other expense	(293,915)	(311,960)
Income before income taxes	13,039,807	10,711,384
Provision for income taxes	2,661,350	1,849,984
Net income	10,378,457	8,861,400
Other comprehensive income
Foreign currency translation gain (loss)	694,716	(464,353)
Comprehensive income	$11,073,173	$8,397,047

Basic weighted average shares outstanding	29,973,726	27,462,578
Basic net earnings per share	$0.35	$0.32
Diluted weighted average shares outstanding	29,973,726	27,462,578
Diluted net earnings per share	0.35	0.32

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$10,378,457	$8,861,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock and stock options for compensation	1,984,494	866,899
Depreciation	5,390,960	2,802,291
Amortization	275,882	392,390
Changes in operating assets, net of effects from acquisitions
Accounts receivable	(9,882,111)	(5,815,442)
Other current assets	8,843	(457,831)
Inventories	(15,498,332)	(111,202)
Advances to suppliers	1,174,510	(2,800,991)
Other assets	20,620	22,862
Changes in operating liabilities, net of effects from acquisitions
Accounts payable	508,712	(1,275,065)
Unearned revenue	2,680,539	(167,578)
Tax payables	(1,875,760)	1,898,972
Accrued expenses and other payables	549,836	1,063,143
Amount due to related parties	-	1,106,700
Net cash provided by (used in) operating activities	(4,283,350)	6,386,548

Cash flows from investing activities
Purchase of plant, property, and equipment	(646,170)	(4,421,106)
Increase in construction in progress	-	(171,704)
Deferred assets	(25,771,964)	-
Net cash used in investing activities	(26,418,134)	(4,592,810)

Cash flows from financing activities
Proceeds from loans	162,800	561,255
Advance from related party	100,000	-
Net cash provided by financing activities	262,800	561,255

Effect of exchange rate change on cash and cash equivalents	297,697	(135,799)
Net increase (decrease) in cash and cash equivalents	(30,140,987)	2,219,194

Cash and cash equivalents, beginning balance	75,031,489	71,978,630
Cash and cash equivalents, ending balance	$44,890,502	$74,197,824

Supplement disclosure of cash flow information
Interest expense paid	$348,675	$385,792
Income taxes paid	$4,558,400	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 118,778 shares of common stock for repayment of amount due to related party	$525,000	$-

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

The Company’s corporate structure as of September 30, 2013 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.   The results for the three months ended September 30, 2013, are not necessarily indicative of the results to be expected for the year ending June 30, 2014.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan and VIE Yuxing. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Deferred asset

Deferred asset represents amounts that the Company advanced to the distributors in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares.   The amount owed to the Company to assist its distributors will be expensed over three years as long as the distributors are actively selling the Company’s products. If a distributor breaches, defaults, or terminates the agreement with the Company within the three year period, the outstanding unamortized portion of the amount owed is payable to the Company immediately.  The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors.

Assets held for sale

Assets held for sale represent certain equipment from the Company’s Jintai facility that has been relocated. The Company’s board of directors has authorized a special team be formed to sell these assets. The Company currently has a letter of intent to sell these assets to an outside third party with an expected closing of the sales transaction in the spring of 2014. The carrying value of the assets held for sale at September 30, 2013 was $11,705,604 which is fair value less disposal costs.

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

FASB Accounting Standards Update No. 2013-04

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

FASB Accounting Standards Update No. 2013-01

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

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

The components of basic and diluted earnings per share consist of the following:

	For the Three Months Ended September 30,
	2013	2012
Net Income for Basic Earnings Per Share	$10,378,457	$8,861,400
Basic Weighted Average Number of Shares	29,973,726	27,462,578
Net Income per Share – Basic	$0.35	$0.32
Net Income for Diluted Earnings Per Share	10,378,457	8,861,400
Diluted Weighted Average Number of Shares	29,973,726	27,462,578
Net Income per Share – Diluted	$0.35	$0.32

NOTE 4 – INVENTORIES

Inventories consist of the following:

	September 30,	June 30,
	2013	2013
Raw materials	$7,502,617	$2,784,760
Supplies and packing materials	491,070	473,477
Work in progress	261,265	171,550
Finished goods	41,782,745	31,081,380
Total	$50,037,697	$34,511,167

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2013	2013
Building and improvements	$29,909,832	$29,836,072
Auto	731,782	729,978
Machinery and equipment	88,959,448	88,901,647
Agriculture assets	825,531	0
Total property, plant and equipment	120,426,593	119,467,697
Less: accumulated depreciation	(35,307,829)	(29,862,910)
Total	$85,118,764	$89,604,787

NOTE 6 – CONSTRUCTION IN PROGRESS

As of September 30, 2013, construction in progress representing construction for Yuxing’s supporting facilities amounted to $48,823, and the total cost should not exceed RMB 2 million (approximately $315,000).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	June 30,
	2013	2013
Land use rights, net	$11,905,017	$11,940,658
Technology patent, net	683,944	744,280
Customer relationships, net	7,133,490	7,378,823
Non-compete agreement	74,936	85,430
Trademarks	6,601,541	6,458,822
Total	$26,398,928	$26,608,013

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB 73,184,895 (or $11,870,589). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB 1,045,950 (or $169,653). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB 7,285,099 (or $1,181,643). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following:

	September 30,	June 30,
	2013	2013
Land use rights	$13,221,886	$13,189,280
Less: accumulated amortization	(1,316,869)	(1,248,622)
Total land use rights, net	$11,905,017	$11,940,658

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $952,936) and is being amortized over the patent period of 10 years using the straight line method.  This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,492,240) and is amortized over the remaining useful life of six years using the straight line method.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The technology know-how consisted of the following:

	September 30,	June 30,
	2013	2013
Technology know-how	$2,445,176	$2,439,146
Less: accumulated amortization	(1,761,232)	(1,694,866)
Total technology know-how, net	$683,944	$744,280

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $10,543,000) and is amortized over the remaining useful life of ten years.

	September 30,	June 30,
	2013	2013
Customer relationships	$10,543,000	$10,517,000
Less: accumulated amortization	(3,409,510)	(3,138,177)
Total customer relationships, net	$7,133,490	$7,378,823

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $214,104) and is amortized over the remaining useful life of five years using the straight line method.

	September 30,	June 30,
	2013	2013
Non-compete agreement	$214,104	$213,576
Less: accumulated amortization	(139,168)	(128,146)
Total non-compete agreement, net	$74,936	$85,430

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB 40,700,000 (or $6,601,541) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) years after September 30, 2013, are as follows:

Year Ends	Expense ($)
September 30, 2014	1,610,265
September 30, 2015	1,599,560
September 30, 2016	1,567,444
September 30, 2017	1,379,842
September 30, 2018	1,318,738

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30,	June 30,
	2013	2013
Payroll payable	$82,538	$20,191
Welfare payable	166,521	166,111
Accrued expenses	2,813,550	2,700,468
Other payables	973,385	921,864
Other levy payable	125,861	125,550
Total	$4,161,855	$3,934,184

NOTE 9 - AMOUNT DUE TO RELATED PARTIES

As of September 30, 2013 and June 30, 2013, the amount due to related parties was $1,206,895 and $1,304,013, respectively.  These amounts that Gufeng borrowed from a related party,  Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On August 10, 2010, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd (“Yuxing”), a   VIE of   the Company, entered into an agreement with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), the contractually-controlled operating subsidiary of Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”), whose Chairman is Mr. Tao Li, who is also the Company’s Chairman and CEO.   Pursuant to the agreement, Kingtone Information was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately US$458,000. The project is currently ongoing, and RMB 1,212,000 or $183,200 had been paid by Yuxing to Kingtone as of September 30, 2013

On September 30, 2010, Jinong signed a two-year lease effective as of July 1, 2010 with Kingtone Information, who owns the property. According to the lease agreement, the monthly rent is $1,596 (RMB10,800).  This lease expired on June 30, 2012.

On June 29, 2012,Jinong signed a new office lease with Kingtone Information. Pursuant to the new lease, Jinong rented 612 square meters (approximately  6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of RMB24,480 (approximately $3,856).

NOTE 10 - LOAN PAYABLES

As of September 30, 2013, the short-term loan payables consist of ten loans which mature on dates ranging from October 24, 2013 through September 24, 2014 with interest rates ranging from 5.60% to 8.00%. The loans No.1, 2 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 4 and 5 below are guaranteed by Jinong’s credit. The loans No. 6 and 7 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No. 8, 9 and 10 are guaranteed by Jinong’s credit.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Interest	September 30,
No.	Payee	Loan period per agreement	Rate	2013
1	Agriculture Bank of China-Beijing Branch	January 14, 2013 - January 13, 2014	6.60%	$1,362,480
2	Agriculture Bank of China-Beijing Branch	March 23, 2013 - March 22, 2014	6.60%	1,297,600
3	Agriculture Bank of China-Beijing Branch	April 25, 2013 - April 24, 2014	6.60%	1,638,220
4	China Merchant Bank	August 20, 2013-February 18, 2014	6.72%	4,055,000
5	China Minsheng Bank	January 5, 2013-January 4, 2014	7.20%	2,433,000
6	Industrial and Commercial Bank of China	October 25, 2012-October 24, 2013	8.00%	811,000
7	Industrial and Commercial Bank of China	September 25, 2013-September 24, 2014	7.80%	1,622,000
8	Bank of Beijing	August 16, 2013 - August 15, 2014	7.20%	811,000
9	Bank of Beijing	August 19, 2013-August 18, 2014	7.20%	811,000
10	Industrial and Commercial Bank of China	September 29, 2013 - December 29, 2013	5.60%	1,459,800

		Total		$16,301,100

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

			Interest
No.	Payee	Loan period per agreement	Rate	June 30, 2013
1	Agriculture Bank of China-Beijing Branch	January 24, 2013 - January 13, 2014	6.60%	$1,359,120
2	Agriculture Bank of China-Beijing Branch	March 23, 2013 - March 22, 2014	6.60%	1,294,400
3	Agriculture Bank of China-Beijing Branch	April 25, 2013 - April 24, 2014	6.60%	1,634,180
4	Bank of Tianjin	June 28, 2013 - August 2, 2013	6.72%	1,132,600
5	Bank of Tianjin	June 20, 2013 - August 2, 2013	6.72%	970,800
6	China Merchant Bank	August 30, 2012 - August 29, 2013	6.30%	4,045,000
7	Industrial and Commercial Bank of China	October 25, 2012 - October 24,2013	8.00%	1,618,000
8	Industrial and Commercial Bank of China	September 25, 2012-September 24, 2013	8.00%	1,618,000
9	China Minsheng Bank	January 5, 2013 - January 4, 2014	7.20%	2,427,000
		Total		$16,099,100

The interest expense from short-term loans were $233,186 and $385,792 for the three months ended September 30, 2013 and 2012, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007.  Accordingly, it made provision for income taxes for the three months ended September 30, 2013, and 2012 of $1,825,650 and $1,754,200, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $835,700 and $95,784 for the three months ended September 30, 2013 and 2012.

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

Income Taxes and Related Payables

Taxes payable consist of the following:

	September 30,	June 30,
	2013	2013
VAT provision	$42,803	$36,573
Income tax payable	23,521,402	25,348,794
Other levies	359,313	343,392
Total	$23,923,518	$25,728,759

Tax Rate Reconciliation

Our effective tax rates were approximately 20.4% and 17.3% for the three months ended September 30, 2013 and 2012, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended September 30, 2013 and 2012 for the following reasons:

September 30, 2013
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$15,349,063		$(2,309,256)		$13,039,807
Expected income tax expense (benefit)	3,837,266	25.0%	(785,147)	34.0%	3,052,119
High-tech income benefits on Jinong	(696,553)	(4.5)%	-	-	(696,553)
Losses from subsidiaries in which no benefit is recognized	(479,363)	(3.1)%	-	-	(479,363)
Change in valuation allowance on deferred tax asset from US tax benefit	-		785,147	(34.0)%	785,147
Actual tax expense	$2,661,350	17.3%	$-	-%	$2,661,350	20.4%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$12,050,347		$(1,338,963)		$10,711,384
Expected income tax expense (benefit)	3,012,587	25.0%	(455,247)	34.0%	2,557,340
High-tech income benefits on Jinong	(1,168,747)	(9.7)%	-	-	(1,168,747)
Losses from subsidiaries in which no benefit is recognized	6,144	0.1%	-	-	6,144
Change in valuation allowance on deferred tax asset from US tax benefit	-		455,247	(34.0)%	455,247.42
Actual tax expense	$1,849,984	15.4%	$-	-%	$1,849,984	17.3%

NOTE 12 – STOCKHOLDERS’ EQUITY

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

On September 28, 2012, the Company approved the grant of (i) 200,000 shares of restricted stock to Mr. Ken Ren, the Company’s Chief Financial Officer (the “CFO”), and (ii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company (the “Stock Grants”). The Stock Grants all vest in three installments on December 31, 2012, March 31, 2013, and June 30, 2013, with 100,000 shares vesting first and 50,000 shares vesting on each of the other two vesting dates to the CFO; and 10,000 shares vesting first and half of the their respective remaining shares vesting on each of the other two vesting dates to the three independent directors. The vest of the restricted shares is conditioned on the individuals being employed by the Company at the time of the vest. These shares were issued during the quarter ended December 31, 2012 and the expenses associated with the issuance of these shares were recorded over the vesting period of the shares.

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

On September 26, 2013, the Company issued 118,778 shares of Common Stock at the market price of $4.42 per share to Mr. Tao Li as repayment for $200,000 previously advanced the Company by Mr. Li and $325,000 for unpaid compensation.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 28, 2013, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees. among which (i) 480,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 200,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 980,000 shares of restricted stock to 220 employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2014 for the CFO and the three independent directors, until March 31, 2015 for the CEO and until December 31, 2015 for the employees.

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

As of September 30, 2013, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – STOCK OPTIONS

On March 31, 2011, pursuant to the Compensation Committee’s resolutions, the Company forfeited all those outstanding unvested options granted to its officers and directors and former officers on March, 1 2010 and February 7, 2010 according to the 2009 Plan.

There were no issuances of stock options during the three months ended September 30, 2013.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2013	115,099	14.66	-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, September 30, 2013	115,099	14.66	-

NOTE 14 –CONCENTRATIONS AND LITIGIATION

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Vendor and Customer Concentration

There were two vendors from which the Company purchased 16.1% and 15.1% of its raw materials for the three months ended September 30, 2013. Total purchase from these two venders amounted to $6,399,605 as of September 30, 2013. The total amount payable to these two vendors as of September 30, 2013 was $3,269,988.

There were two vendors from which the Company purchased more than 10% of its raw materials for the fertilizer products for the three months ended September 30, 2012.

There was no customer that accounted over 10% of the total sales of fertilizer products as of three months ended
September 30, 2013 and 2012.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  The current version of the complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period.  On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Nevada Federal Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing certain individual defendants from the complaint and allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and certain of the individual defendants. The Nevada Federal Court also denied the defendants’ motion to strike. The parties to the securities class action held mediation on March 7, 2013, which led to an agreement in principle to settle the case for a payment of $2.5 million by the Company’s insurers in exchange for a release of all claims against all defendants. The parties are currently in the process of documenting the settlement

NOTE 15 – SEGMENT REPORTING

As of September 30, 2013, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment. Jintai’s business is in the migrating process into Yuxing’s.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,
	2013	2012
Revenues from unaffiliated customers:
Jinong	$31,762,002	$27,850,976
Gufeng	17,756,082	10,936,971
Yuxing	785,263	724,793
Consolidated	$50,303,347	$39,512,740

Operating income :
Jinong	$11,861,728	$11,611,611
Gufeng	3,677,606	688,639
Yuxing	103,646	62,129
Reconciling item (1)	-	-
Reconciling item (2)	(324,764)	(602,138)
Reconciling item (2)—stock compensation	(1,984,494)	(736,897)
Consolidated	$13,333,722	$11,023,344

Net income:
Jinong	$10,088,808	$9,937,597
Gufeng	2,495,095	207,670
Yuxing	103,810	55,092
Reconciling item (1)	-	75
Reconciling item (2)	(2,309,256)	(1,339,034)
Consolidated	$10,378,457	$8,861,400

Depreciation and Amortization:
Jinong	$4,608,681	$2,035,853
Gufeng	731,201	845,363
Yuxing	326,960	313,465
Consolidated	$5,666,842	$3,194,681

Interest expense:
Gufeng	233,186	385,792
Consolidated	$233,186	$385,792

Capital Expenditure:
Jinong	$-	$4,343,939
Gufeng	4,900	46,153
Yuxing	641,270	202,718
Consolidated	$646,170	$4,592,810

	As of	As of
	September 30,	June 30,
	2013	2013
Identifiable assets:
Jinong	$201,966,317	$197,232,555
Gufeng	117,870,517	108,409,694
Yuxing	44,077,076	43,021,886
Reconciling item (1)	116,166	68,113
Reconciling item (2)	(3,906)	(3,906)
Consolidated	$364,026,170	$348,728,342

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On September 30, 2010, Jinong signed a two year lease effective as of July 1, 2010 with Kingtone Information, who owns the property. According to the new lease agreement, the monthly rent is $1,596 (RMB 10,800). The lease expired on June 30, 2012.

On June 29, 2012,Jinong signed a new office lease with Kingtone Information. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of $3,856 (RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $768 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $437 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $15,882 and $15,480 as rent expenses for the three months ended September 30, 2013 and 2012, respectively. Rent expenses for the next five years months ended September 30, are as follows:

Years ending September 30,
2014	$51,615
2015	15,879
2016	15,879
2017	15,879
2018	8,288

NOTE 17 VARIABLE INTEREST ENTITIES

Green Nevada through one of its subsidiaries, Jinong, entered into a series of agreements (the “VIE Agreements”) with Yuxing for it to qualify as a VIE, effective June 16, 2013. The VIE Agreements are as follows:

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of September 30, 2013 and June 30, 2013 and for the three months ended September 30, 2013 and 2012:

	September 30,	June 30,
	2013	2013

ASSETS
Current Assets
Cash and cash equivalents	$43,524	$42,975
Accounts receivable, net	191,472	209,194
Inventories	15,859,492	15,478,654
Other current assets	8,216	7,061
Advances to suppliers	72,711	101,555
Total Current Assets	16,175,415	15,839,439

Plant, Property and Equipment, Net	16,951,679	16,180,551
Construction In Progress	48,823	68,414
Intangible Assets, Net	10,901,159	10,933,482
Total Assets	$44,077,076	$43,021,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,296,256	$533,773
Accrued expenses and other payables	11,834	8,673
Amount due to related parties	42,652,294	42,466,210
Total Current Liabilities	43,960,384	43,008,656

Stockholders' equity	116,692	13,230

Total Liabilities and Stockholders' Equity	$44,077,076	$43,021,886

	Three Months Ended September 30,
	2013	2012
Revenue	$785,263	$724,793
Expenses	681,453	669,701
Net income (loss)	$103,810	$55,092

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

Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeamJinongHumic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iv) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC, (v) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) controlled by Jinongin the PRC; (vi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Gufeng (including Gufeng’s subsidiary Tianjuyuan) and our VIE, Yuxing. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products production (Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.7% and 98.2% of our total revenues for the three months ended September  30, 2013 and 2012, respectively. Yuxing serves as a research and development base for our fertilizer products. Jintai had served for that function too. However, as reported in our previous annual and quarterly reports, we started to relocate Jintai to the facilities of Yuxing due to the deteriorated surrounding environment that caused the death and obsolescence of large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced, which is ongoing.

Fertilizer Products

As of September 30, 2013, we had developed and produced a total of 444 different fertilizer products in use, of which 122 were developed and produced by Jinong and 322 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended September 30,		Change 2012 to 2013
	2013	2012	Amount	%
	(metric tons)

Jinong	17,872	17,449	423	2.4%
Gufeng	38,075	22,150	15,925	71.9%
	55,947	39,599	16,348

	Three Months Ended September 30,
	2013	2012
	(revenue per tons)
Jinong	$1,777	$1,596
Gufeng	466	494

For the three months ended September 30, 2013, we sold approximately 55,947 metric tons of fertilizer products, as compared to 39,599 metric tons for the three months ended September  30, 2012. For the three months ended September 30, 2013, Jinong sold approximately 17,872 metric tons of fertilizer products, as compared to 17,449 metric tons for the three months ended September 30, 2012. The sales were increased by 423 metric tons, or 2.4% to 17,872 metric tons for the three months ended September 30, 2013. For the three months ended September 30, 2013, Gufeng sold approximately 38,075 metric tons of fertilizer products, as compared to 22,150 metric tons for the three months ended September 30, 2012.  Our sales of fertilizer products to five provinces accounted for approximately 50.3 % of our fertilizer revenue for the three months ended September 30, 2013.   Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Shaanxi (28.4%), Shandong (7.6%), Heilongjiang (6.3%), Sichuan (4.0%) and Henan (3.9%).

As of September 30, 2013, we had a total of 1,071 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 857distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Its top five distributors accounted for 1.6% of Jinong’s fertilizer revenues for the three months ended September 30, 2013. Gufeng had214 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 16.7% of its revenues for the three months ended September 30, 2013.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 95.5% of our agricultural products revenue for the three months ended September 30, 2013 were Shaanxi (92.2%), Xinjiang (1.9%) and Sichuan (1.4%).

Recent Developments

New Products

During the three months ended September 30, 2013, Jinong launched one new fertilizer product.  Jinong’s new products generated approximately $67,709, or 0.2% of Jinong’s fertilizer revenues for the three months ended September 30, 2013. Jinong also added 31 new distributors for the three months ended September 30, 2013. Jinong’s new distributors accounted for approximately $1,734,999, or 4.1% of Jinong’s fertilizer revenues for the three months ended September 30, 2013. Jinong’s revenue attributable to the new products distributed by its new distributors was approximately $4,884, or 0.01% of Jinong’s fertilizer revenues for the three months ended September 30, 2013.

During the three months ended September 30, 2013, Gufeng launched two new fertilizer products. Gufeng’s new products generated approximately $19,574, or 0.1% of Gufeng’s fertilizer revenues for the three months ended September 30, 2013. Gufeng also added six new distributors during the three months ended September 30, 2013, which accounted for approximately $144,257, or 0.8%, of Gufeng’s fertilizer revenues. During the quarter ended September 30, 2013, no revenue of Gufeng was attributable to the new products distributed by its new distributors.

Results of Operations

	For the Three Months Ended September 30,
	2013	2012	change $	change %
Sales
Jinong	$31,762,002	$27,850,976	$3,911,026	14.0%
Gufeng	17,756,082	10,936,971	6,819,111	62.3%
Yuxing	785,263	724,793	60,470	8.3%
Net sales	50,303,347	39,512,740	10,790,607	27.3%
Cost of goods sold
Jinong	13,969,831	12,839,498	1,130,333	8.8%
Gufeng	13,209,632	9,189,762	4,019,870	43.7%
Yuxing	654,196	550,107	104,089	18.9%
Cost of goods sold	27,833,659	22,579,367	5,254,292	23.3%
Gross profit	22,469,688	16,933,373	5,536,315	32.7%
Operating expenses
Selling expenses	5,796,190	3,034,087	2,762,103	91.0%
General and administrative expenses	3,339,776	2,875,942	463,834	16.1%
Total operating expenses	9,135,966	5,910,029	3,225,937	54.6%
Income from operations	13,333,722	11,023,344	2,310,378	21.0%
Other income (expense)
Other income (expense)	(116,383)	(600)	(115,783)	19297.2%
Interest income	55,654	74,432	(18,778)	-25.2%
Interest expense	(233,186)	(385,792)	152,606	-39.6%
Total other income (expense)	(293,915)	(311,960)	18,045	-5.8%
Income before income taxes	13,039,807	10,711,384	2,328,423	21.7%
Provision for income taxes	2,661,350	1,849,984	811,366	43.9%
Net income	10,378,457	8,861,400	1,517,057	17.1%
Other comprehensive income
Foreign currency translation gain	694,716	(464,353)	1,159,069	-249.6%
Comprehensive income	$11,073,173	$8,397,047	$2,676,126	31.9%

Basic weighted average shares outstanding	29,973,726	27,462,578	2,511,148	9.1%
Basic net earnings per share	$0.35	$0.32	$0.03	9.4%
Diluted weighted average shares outstanding	29,973,726	27,462,578	2,511,148	9.1%
Diluted net earnings per share	$0.35	$0.32	$0.03	9.4%

Three months ended September 30, 2013 Compared to the Three months ended September 30, 2012.

Net Sales

Total net sales for the three months ended September 30, 2013 were $50,303,347, an increase of $10,790,607, or 27.3%, from $39,512,740 for the three months ended September 30, 2012. This increase was largely due to the increase in Jinong’s and Gufeng’s net sales.

For the three months ended September 30, 2013, Jinong’s net sales increased $3,911,026, or 14.0%, to $31,762,002 from $27,850,976 for the three months ended September 30, 2012. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and certain marketing efforts.

For the three months ended September 30, 2013, net sales at Gufeng were $17,756,082, an increase of $6,819,111, or 62.3%, from $10,936,971 for the three months ended September 30, 2012.

For the three months ended September 30, 2013, Yuxing’s net sales were $785,263, an increase of $60,470, or 8.3%,  from $724,793 during the three months ended September 30, 2012. The increase was mainly attributable to the development in sales of Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2013 was $27,833,659, an increase of $5,254,292, or 23.3%, from $22,579,367 for the three months ended September 30, 2012. This increase was due to the 27.3% increase in net sales.

Cost of goods sold by Jinong for the three months ended September 30, 2013 was $13,969,831, an increase of $1,130,333, or 8.8%, from $12,839,498 for the three months ended September 30, 2012. The increase was primarily attributable to the increase in the cost of raw materials and the increase in sales of fertilizer products.

Cost of goods sold by Gufeng for the three months ended September 30, 2013 was $13,209,632, an increase of $4,019,870, or 43.7%, from $9,189,762 for the three months ended September 30, 2012. The increase was primarily due to the increase in Gufeng’s fertilizer sales, the increase in Gufeng’s raw material cost and manufacturing costs.

For three months ended September 30, 2013, cost of goods sold by Yuxing was $654,196, an increase of $104,089, or 18.9%, from $550,107 for the three months ended September 30, 2012. The increase was mainly due to the increased manufacturing cost during the three months ended September 30, 2013.

Gross Profit

Total gross profit for the three months ended September 30, 2013 increased by $5,536,315 to $22,469,688, as compared to $16,933,373 for the three months ended September 30, 2012. Gross profit margin was approximately 32.7% and 42.9% for the three months ended September 30, 2013 and 2012, respectively.

Gross profit generated by Jinong increased by $2,780,693, or 18.5%, to $17,792,171 for the three months ended September 30, 2013 from $15,011,478 for the three months ended September 30, 2012. Gross profit margin from Jinong’s sales was approximately 56.0% and 53.9% for the three months ended September 30, 2013 and 2012, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales  in Jinong’s total sales. The average gross profit margin of Jinong’s humic acid fertilizer products was 56.0%.

For the three months ended September 30, 2013, gross profit generated by Gufeng was $4,546,450, an increase of $2,799,241, or 160.2%, from $1,747,209 for the three months ended September 30, 2012. Gross profit margin from Gufeng’s sales was approximately 25.6% and 16.0% for the three months ended September 30, 2013 and 2012, respectively. The increase in gross profit margin was mainly due to the decrease in raw material and the increased in weight for higher-margin products sales in Gufeng’s total sales.

For the three months ended September 30, 2013, gross profit generated by Yuxing was $131,067, a decrease of $43,619, or 25.0% from $174,686 for the three months ended September 30, 2012.  The gross profit margin of approximately 16.7% and 24.1% for the three months ended September 30, 2013 and 2012, respectively. The decrease in gross profit was mainly due to the lower price for the flowers Yuxing sold during the three months ended September 30, 2013, comparing to the same period of 2012.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $5,796,190, or 11.5%, of net sales for the three months ended September 30, 2013, as compared to $3,034,087, or 7.7% of net sales for the three months ended September 30, 2012, an increase of $2,762,103, or 91.0%. The selling expenses of Gufeng were $154,010, or 0.9% of Gufeng’s net sales for the three months ended September 30, 2013, as compared to $224,509, or 2.1% of Gufeng’s net sales for the three months ended September 30, 2012. The selling expenses of Jinong for the three months ended September 30, 2013 were $5,629,531, or 17.7% of Jinong’s net sales, as compared to selling expenses of $2,792,434, or 10.0% of Jinong’s net sales for the three months ended September 30, 2012. Most of this increase was due to Jinong’s expanded marketing efforts since September 30, 2012.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $3,339,776, or 6.6% of net sales for the three months ended September 30, 2013, as compared to $2,875,942, or 7.3%, of net sales for the three months ended September 30 2012, an increase of $463,834, or 16.1%.  The increase in general and administrative expenses was mainly due to the related expense in the  stock compensation awarded to the employees for fiscal year 2013. The bad debt allowance decreased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2013 was $293,915, as compared to total other expense of $311,960 for the three months ended September 30, 2012, a decrease in expense of $18,045, or 5.8%. The decrease in total other expense was mainly resulted from a decrease by $152,606 in interest expense, to $233,186 during the three month ended September 30, 2013, as compared to $385,792 during the three month ended September 30, 2012.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,825,650 for the three months ended September 30, 2013, as compared to $1,754,200 for the three months ended September 30, 2012, an increase of $71,450, or 4.1%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $835,700 for the three months ended September 30, 2013, as compared to $95,784 for the three months ended September 30, 2012, an increase of $739,916, or 772.5%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the three months ended September 30, 2013 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended September 30, 2013 was $10,378,457, an increase of $1,517,057, or 17.1%, compared to $8,861,400 for the three months ended September 30, 2012. The increase was attributable to the increase in net sales offset by an increase in cost of goods sold and selling expenses. Net income as a percentage of total net sales was approximately 20.6% and 22.4 % for the three months ended September 30, 2013 and 2012, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2013, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). While each of the segments has its own annual budget with regard to development, production and sales.  Jintai is in its migrating process into Yuxing.

Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) makes decisions with respect to resources allocation and performance assessment upon receiving financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems; however, net income by segment is the principal benchmark to measure profit or loss adopted by the CODM.

For Jinong, the net income increased 1.5% by $151,221 to $10,088,808 for the three months ended September 30, 2013 from $9,937,687 for the three months ended September 30, 2012.

For Gufeng, the net income increased 1,101.5% by $2,287,425 to $2,495,095 for the three months ended September 30, 2013 from $207,670 for the three months ended September 30, 2012.

For Yuxing, the net income increased 88.4% by $48,717 to $103,810 for the three months ended September 30, 2013 from $55,093 for the three months ended September 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of September 30, 2013, cash and cash equivalents were $44,890,502, a decrease of $29,307,322, or 39.5%, from $75,031,489 as of June 30, 2013.

The decrease in cash and cash equivalents was due to the incurrence of a deferred asset of $25,771,964 as of September 30, 2013, as advances by Jinong to the distributors in marketing the Company’s products with credit guarantee by Mr. Tao Li, Chairman and CEO of the Company.

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

 The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$(4,283,350)	$6,386,548
Net cash used in investing activities	(26,418,134)	(4,592,810)
Net cash provided by financing activities	262,800	561,255
Effect of exchange rate change on cash and cash equivalents	297,697	(135,799)
Net increase (decrease) in cash and cash equivalents	(30,140,987)	2,219,194
Cash and cash equivalents, beginning balance	75,031,489	71,978,630
Cash and cash equivalents, ending balance	$44,890,502	$74,197,824

Operating Activities

Net cash used in operating activities was $4,283,350 for the three months ended September 30, 2013, a decrease of $10,669,898, or 167.1% from cash provided by operating activities of $6,386,548 for the  three months ended September 30, 2012. The decrease was mainly attributable to the increase in accounts receivable and inventory balances during the three months ended September 30, 2013 to the same period in 2012. Jinong assisted its distributors in marketing to expand its competitive product advantage  and market share during the three months ended September 30, 2013.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2013 was $26,418,134, a increase of $21,825,324, or 475.2% from $4,592,810 for the three months ended September 30, 2012. During the three months ended September 30, 2013, Jinong assisted its distributors in marketing to expand its competitive product advantage  and market share by advancing them $25,771,964.

Financing Activities

Net cash provided in financing activities in the three months ended September 30, 2013 was $262,800, a decrease of $298,455 or 53.2% from cash provided by financing activities of $561,255 for the three months ended September 30, 2012.

As of September 30, 2013 and June 30, 2013, our loans payable were as follows:

	September 30, 2013	June 30, 2013
Short term loans payable:	$16,301,100	$16,099,100
Total	$16,301,100	$16,099,100

Accounts Receivable

We had accounts receivable of $95,380,068 as of September 30, 2013, as compared to $85,323,442 as of June 30, 2013, an increase of $10,056,626 or 11.8%, which is mainly attributable to the implementation of 180 days credit policy to the distributors of Jinong’s and Gufeng’s. In order to respond to the cash flow shortage caused by the tightening financing and slowing economy growth encountered by some of our distributors, the company launched such a policy since the third quarter of fiscal year 2012 enabling such distributors take full advantage of the 180-day credit terms.

Allowance for doubtful accounts in account receivable for the three months ended September 30, 2013 was $104,794, a decrease of $17,481, or 14.3% from $122,275 as of June 30, 2013. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.1% as of September 30, 2013 and 0.1% as of June 30, 2013.

Deferred asset

We had a deferred asset of $25,676,982 as of September 30, 2013, as compared to $0 as of June 30, 2013.  During the three months we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products.   If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately.  The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had an inventory of $50,037,697 as of September 30, 2013, as compared to $34,511,167 as of June 30, 2013, an increase of $15,526,530, or 45.0%.  This increase was mainly due to Gufeng’s inventory of $32,876,924 in acquiring raw materials  for the expected production of fertilizers for the incoming winter while the current price of raw materials tends to be low as of September 30, 2013, as well as the accumulation of finished fertilizer products.

Advances to Suppliers

We had advances to suppliers of $19,104,023 as of September 30, 2013 as compared to $20,224,206 as of June 30, 2013, representing a decrease of $1,120,183 or 5.5%. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to feed the production. To build up the inventory, we typically make advance payment to the supplier to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak sales.

Accounts Payable

We had accounts payable of $3,888,978 as of September 30, 2013 as compared to $3,375,333 as of June 30, 2013, representing an increase of $513,645, or 15.2%. The increase was primarily due to the building up of inventory.

Unearned Revenue

We had unearned revenue of $4,107,865 as of September 30, 2013 as compared to $1,433,661 as of June 30, 2013, representing an increase of $2,674,204, or 186.5%. The increase is principally due to the expanded cash sales and less credits sales to selected distributors since Jinong and Gufeng launched warehouse sales program, which is a customized strategy that requires less or few advanced deposit payment from the participating distributors which were selected based upon their overall business strength, credit worthiness and proven ability to develop local markets.

Tax Payable

We had taxes payable of $23,923,518 as of September 30, 2013 as compared to $25,728,759 as of June 30, 2013, representing a decrease of $1,805,241, or 7.0%. This decrease was mainly due to estimated tax payments exceeding the tax liability incurred during the three months ended September 30, 2013.

Non-Cash Financing Activities

During the three months ended September 30, 2013, we issued 118,778 shares of common stock to Mr. Tao Li, Chairman and CEO as repayment for $200,000 previously advanced to us and $325,000 in unpaid compensation.

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

Deferred asset

Deferred asset represents amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares.   Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products.   If a distributor defaults, breaches, or terminates the agreement with us within the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately.  The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Segment reporting

FASB ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As of September 30, 2013, we were organized into three main business segments: Jinong  (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2013, our accumulated other comprehensive income was $22.5 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of September 30, 2013 and June 30, 2013 was $16.3 million and $16.1 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loansrenewed during the three months ended September 30, 2013. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately eight months.

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

At the conclusion of the period ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2013, the Company issued 118,778 shares of common stock at the price of $4.42 per share, the closing price at NYSE that day, to Mr. Tao Li, the CEO in the second offering of the Company’s Employee Stock Purchase Plan adopted by the Company’s Board of Directors (the “Board”) on August 9, 2012 which was later amended and restated by the Board on October 19, 2012. A copy of the Company’s 2013 Amended and Restated Employee Stock Purchase Plan is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, as filed with the SEC on November 19, 2012.   The issuance was in reliance upon the exemption from registration afforded by Regulation S under the Securities Act of 1933, as amended.

Item 6.   Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: November 12, 2013	By:	/s/ Tao Li
Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2013	By:	/s/ Ken Ren
Name: Ken Ren
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

