Form 10-Q
period 2013-12-31
China Green Agriculture, Inc.
filed 2014-02-10
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,826,449 shares of common stock, $.001 par value, as of February 6, 2014.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets
	As of December 31, 2013 and June 30, 2013 (Unaudited)	3

	Consolidated Condensed Statements of Income and Comprehensive Income
	For the Three and Six Months Ended December 31, 2013 and 2012 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows
	For the Six Months Ended December 31, 2013 and 2012 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements
	As of December 31, 2013 (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 6.	Exhibits	37

Signatures		38

Exhibits/Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2013	June 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$13,912,272	$75,031,489
Accounts receivable, net	76,362,588	85,323,442
Inventories	71,920,922	34,511,167
Prepaid expenses and other current assets	369,796	397,897
Advances to suppliers	27,391,238	20,224,206
Assets held for sale	11,813,855	11,676,736
Total Current Assets	201,770,671	227,164,937

Plant, Property and Equipment, Net	80,447,122	89,604,787

Construction In Progress	49,274	68,414

Deferred asset, Net	61,354,716	-

Other Assets	95,761	97,432

Intangible Assets, Net	26,237,731	26,608,013

Goodwill	5,245,643	5,184,759

Total Assets	$375,200,918	$348,728,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,406,023	$3,375,333
Unearned revenue	11,032,022	1,433,661
Accrued expenses and other payables	4,206,899	3,934,184
Amount due to related parties	1,512,337	1,304,013
Taxes payable	15,243,156	25,728,759
Short term loans	19,889,550	16,099,100
Total Current Liabilities	55,289,987	51,875,050

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 31,820,177 and 29,943,236 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	31,820	29,943
Additional paid-in capital	111,322,681	105,962,909
Statutory reserve	21,747,175	20,121,905
Retained earnings	161,354,049	148,925,125
Accumulated other comprehensive income	25,455,206	21,813,410
Total Stockholders' Equity	319,910,931	296,853,292

Total Liabilities and Stockholders' Equity	$375,200,918	$348,728,342

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months ended December 31,			Six Months ended December 31,
	2013	2012		2013	2012
Sales
Jinong	$26,288,622		$22,954,851	$58,050,624	$50,805,827
Gufeng	13,482,016		17,984,853	31,238,098	28,921,824
Yuxing	863,963		791,288	1,649,226	1,516,081
Net sales	40,634,601		41,730,992	90,937,948	81,243,732
Cost of goods sold
Jinong	10,869,262		10,652,410	24,839,093	23,491,908
Gufeng	10,291,112		14,304,747	23,500,744	23,494,509
Yuxing	622,712		580,302	1,276,908	1,130,409
Cost of goods sold	21,783,086		25,537,459	49,616,745	48,116,826
Gross profit	18,851,515	#	16,193,533	41,321,203	33,126,906
Operating expenses
Selling expenses	8,807,095		3,138,284	14,603,285	6,172,371
General and administrative expenses	4,565,932		3,156,271	7,905,708	6,032,213
Total operating expenses	13,373,027		6,294,555	22,508,993	12,204,584
Income from operations	5,478,488		9,898,978	18,812,210	20,922,322
Other income (expense)
Other income (expense)	(70,057)		397,980	(186,440)	397,380
Interest income	21,434		86,717	77,088	161,149
Interest expense	(304,238)		(366,447)	(537,424)	(752,239)
Total other income (expense)	(352,861)	#	118,250	(646,776)	(193,710)
Income before income taxes	5,125,627	#	10,017,228	18,165,434	20,728,612
Provision for income taxes	1,449,890	#	1,775,900	4,111,240	3,625,884
Net income	3,675,737	#	8,241,328	14,054,194	17,102,728
Other comprehensive income
Foreign currency translation gain (loss)	2,947,080		619,139	3,641,796	154,786
Comprehensive income	$6,622,817		$8,860,467	$17,695,990	$17,257,514

Basic weighted average shares outstanding	31,817,515		27,651,919	30,895,621	27,561,556
Basic net earnings per share	$0.12		$0.30	$0.45	$0.62
Diluted weighted average shares outstanding	31,817,515		27,651,919	30,895,621	27,561,556
Diluted net earnings per share	0.12		0.30	0.45	0.62

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$14,054,194	$17,102,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock and stock options for compensation	4,836,649	2,230,530
Depreciation	11,189,255	5,228,391
Amortization	4,543,931	785,838
Changes in operating assets
Accounts receivable	9,880,787	308,537
Other current assets	53,736	(23,996)
Inventories	(36,778,444)	(22,502,012)
Advances to suppliers	(6,887,211)	1,334,094
Other assets	2,797	36,635
Changes in operating liabilities
Accounts payable	(5,387)	(2,059,637)
Unearned revenue	9,522,994	4,165,059
Tax payables	(10,721,833)	3,415,597
Accrued expenses and other payables	582,066	(124,499)
Amount due to related parties	143,752	1,109,500
Net cash provided by (used in) operating activities	417,286	11,006,765

Cash flows from investing activities
Purchase of plant, property, and equipment	(1,021,920)	(8,479,974)
Increase in construction in progress	-	(175,581)
Deferred assets	(64,845,281)	-
Net cash used in investing activities	(65,867,201)	(8,655,555)

Cash flows from financing activities
Proceeds from loans	11,078,885	562,675
Repayment of loans	(7,499,485)	-
Advance from related party	250,000	-
Net cash provided by (used in) financing activities	3,829,400	562,675

Effect of exchange rate change on cash and cash equivalents	501,298	45,266
Net increase (decrease) in cash and cash equivalents	(61,119,217)	2,959,151

Cash and cash equivalents, beginning balance	75,031,489	71,978,630
Cash and cash equivalents, ending balance	$13,912,272	$74,937,781

Supplement disclosure of cash flow information
Interest expense paid	$537,424	$752,239
Income taxes paid	$14,833,073	$209,275

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 118,778 shares of common stock for repayment of amount due to related party	$525,000	$-

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

The Company’s corporate structure as of December 31, 2013 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended December 31, 2013, are not necessarily indicative of the results to be expected for the year ending June 30, 2014.

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

Deferred asset

Deferred asset represents amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares.   The amount owed to the Company to assist its distributors will be expensed over three years as long as the distributors are actively selling the Company’s products. For the six months ended December 31, 2013, the Company amortized $3,865,364 of the deferred asset.  If a distributor breach, defaults, or terminates the agreement with the Company earlier than the three year period, the outstanding unamortized portion of the amount owed is payable to the Company immediately.  The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors.  This deferred asset is subject to annual impairment testing. The estimated amortization expense of the deferred asset for the twelve months ending December 31, 2014, 2015 and 2016 is $21,747,946, $21,747,946 and $17,858,824, respectively.

Assets held for sale

Assets held for sale represent certain equipment from the Company’s Jintai facility that has been relocated. The Company’s board of directors has authorized a special team be formed to sell these assets. The Company currently has a letter of intent to sell these assets to an outside third party with an expected closing of the sales transaction in the spring of 2014. The carrying value of the assets held for sale at December 31, 2013 was $11,813,855 which is fair value less disposal costs.

Recent Accounting Pronouncements

FASB Accounting Standards Update No. 2012-02

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

The components of basic and diluted earnings per share consist of the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Net Income for Basic Earnings Per Share	$3,675,737	$8,241,328	$14,054,194	$17,102,728
Basic Weighted Average Number of Shares	31,817,515	27,651,919	30,895,621	27,561,556
Net Income per Share – Basic	$0.12	$0.30	$0.45	$0.62
Net Income for Diluted Earnings Per Share	3,675,737	8,241,328	14,054,194	17,102,728
Diluted Weighted Average Number of Shares	31,817,515	27,651,919	30,895,621	27,561,556
Net Income per Share – Diluted	$0.12	$0.30	$0.45	$0.62

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2013	2013
Raw materials	$17,082,432	$2,784,760
Supplies and packing materials	525,350	473,477
Work in progress	395,555	171,550
Finished goods	53,917,585	31,081,380
Total	$71,920,922	$34,511,167

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2013	2013
Building and improvements	$30,177,834	$29,836,072
Auto	738,550	729,978
Machinery and equipment	88,611,548	88,901,647
Agriculture assets	833,165	-
Total property, plant and equipment	120,361,097	119,467,697
Less: accumulated depreciation	(39,913,975)	(29,862,910)
Total	$80,447,122	$89,604,787

NOTE 6 – CONSTRUCTION IN PROGRESS

As of December 31, 2013, construction in progress representing construction for Yuxing’s supporting facilities amounted to $49,274, and the total cost should not exceed RMB 2 million (approximately $315,000).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,	June 30,
	2013	2013
Land use rights, net	$11,949,351	$11,940,658
Technology patent, net	627,517	744,280
Customer relationships, net	6,933,447	7,378,823
Non-compete agreement	64,825	85,430
Trademarks	6,662,591	6,458,822
Total	$26,237,731	$26,608,013

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,980,367). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB 1,045,950 (or $171,222). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB 7,285,099 (or $1,192,571). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following:

	December 31,	June 30,
	2013	2013
Land use rights	$13,344,160	$13,189,280
Less: accumulated amortization	(1,394,809)	(1,248,622)
Total land use rights, net	$11,949,351	$11,940,658

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $961,749) and is being amortized over the patent period of 10 years using the straight line method.  This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,506,040) and is amortized over the remaining useful life of six years using the straight line method.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The technology know-how consisted of the following:

	December 31,	June 30,
	2013	2013
Technology know-how	$2,467,789	$2,439,146
Less: accumulated amortization	(1,840,272)	(1,694,866)
Total technology know-how, net	$627,517	$744,280

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $10,640,500) and is amortized over the remaining useful life of ten years.

	December 31,	June 30,
	2013	2013
Customer relationships	$10,640,500	$10,517,000
Less: accumulated amortization	(3,707,053)	(3,138,177)
Total customer relationships, net	$6,933,447	$7,378,823

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $216,084) and is amortized over the remaining useful life of five years using the straight line method.

	December 31,	June 30,
	2013	2013
Non-compete agreement	$216,084	$213,576
Less: accumulated amortization	(151,259)	(128,146)
Total non-compete agreement, net	$64,825	$85,430

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB 40,700,000 (or $6,662,591) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five (5) years after December 31, 2013, are as follows:

Year Ends	Expense ($)
December 31, 2014	1,625,157
December 31, 2015	1,614,056
December 31, 2016	1,581,940
December 31, 2017	1,392,037
December 31, 2018	1,330,933

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31,	June 30,
	2013	2013
Payroll payable	$33,777	$20,191
Welfare payable	168,061	166,111
Accrued expenses	2,915,025	2,700,468
Other payables	963,012	921,864
Other levy payable	127,024	125,550
Total	$4,206,899	$3,934,184

NOTE 9 - AMOUNT DUE TO RELATED PARTIES

As of December 31, 2013 and June 30, 2013, the amount due to related parties was $1,512,337 and $1,304,013, respectively.  At December 31, 2013 and June 30, 2013, $1,367,702 and $1,304,013, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements. On November 1, 2013, Yuxing entered into an agreement with Xi'an Techteam Investment Holding Group (“Techteam Investment”), a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company, to delegate Teachteam Investment to procure certain inventories from the market from November 1, 2013 to June 30, 2014 (“the Agreement Period”). During the Agreement Period, Techteam Investment advances procurement payment to vendors, and Yuxing repays the outstanding procurement amount to Techteam Investment periodically. Teachteam Investment receives no commission or compensation in this process.

On August 10, 2010, Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd (“Yuxing”), a  VIE of  the Company, entered into an agreement with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), the contractually-controlled operating subsidiary of Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”), whose Chairman is Mr. Tao Li, who is also the Company’s Chairman and CEO.  Pursuant to the agreement, was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB 3,030,000, or approximately US$458,000. The project is currently ongoing, and RMB 1,212,000 or $183,200 had been paid by Yuxing to Kingtone as of December 31, 2013.

On June 29, 2012, Jinong signed a new office lease with Kingtone Information. Pursuant to the new lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information.  The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of RMB 24,480 (approximately $4,007).

NOTE 10 - LOAN PAYABLES

As of December 31, 2013, the short-term loan payables consist of ten loans which mature on dates ranging from December 12, 2012 through December 11, 2014 with interest rates ranging from 5.60% to 7.80%. The loans No.1, 2 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 4 and 9 below are guaranteed by Jinong’s credit. The loans No. 6, 7 and 8 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No. 5 is guaranteed by Jinong’s credit and Tianjuyuan’s credit.

			Interest
No.	Payee	Loan period per agreement	Rate	December 31, 2013
1	Agriculture Bank of China-Beijing Branch	January 14, 2013 - January 13, 2014	6.60%	$1,375,080
2	China Merchants Bank-Beijing Branch	August 20, 2013 - Feb 18, 2014	6.72%	4,092,500
3	Agriculture Bank of China-Beijing Branch	March 22, 2013 - March 21, 2014	6.60%	1,309,600
4	Agriculture Bank of China-Beijing Branch	April 25,2013-April 24, 2014	6.60%	1,653,370
5	Bank of Beijing	August 16,2013-August 15, 2014	7.20%	1,637,000
6	Industrial and Commercial Bank of China	September 25, 2013-September 24, 2014	7.80%	1,637,000
7	Industrial and Commercial Bank of China	October 30, 2013-October 29, 2014	7.80%	1,637,000
8	Industrial and Commercial Bank of China	December 12, 2012 - December 11,2014	7.80%	1,637,000
9	Industrial and Commercial Bank of China	December 20, 2013-June 19, 2014	5.60%	4,911,000

		Total		$19,889,550

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

 The interest expense from short-term loans was $304,238 and $366,447 for the three months ended December 31, 2013 and 2012, respectively, and $537,424 and $752,239 for the six months ended December 31, 2013 and 2012, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007.  Accordingly, it made provision for income taxes for the six months ended December 31, 2013, and 2012 of $2,849,293 and $3,024,887, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $1,261,947 and $600,997 for the six months ended December 31, 2013 and 2012.

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

Income Taxes and Related Payables

Taxes payable consist of the following:

	December 31,	June 30,
	2013	2013
VAT provision	$13,032	$36,573
Income tax payable	14,886,271	25,348,794
Other levies	343,853	343,392
Total	$15,243,156	$25,728,759

Tax Rate Reconciliation

Our effective tax rates were approximately 22.5% and 17.5% for the six months ended December 31, 2013 and 2012, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the six months ended December 31, 2013 and 2012 for the following reasons:

December 31, 2013
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$23,600,724		$(5,435,290)		$18,165,434

Expected income tax expense (benefit)	5,900,181	25.0%	(1,847,999)	34.0%	4,052,182
High-tech income benefits on Jinong	(1,777,876)	(7.5)%	-	-	(1,777,876)
Losses from subsidiaries in which no benefit is recognized	(11,065)	(0.0)%	-	-	(11,065)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,847,999	(34.0)%	1,847,999
Actual tax expense	$4,111,240	17.4%	$-	-%	$4,111,240	22.6%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$23,085,245		$(2,356,633)		$20,728,612

Expected income tax expense (benefit)	5,771,311	25.0%	(801,255)	34.0%	4,970,056
High-tech income benefits on Jinong	(2,015,741)	(8.7)%	-	-	(2,015,741)
Losses from subsidiaries in which no benefit is recognized	(129,686)	(0.6)%	-	-	(129,686)
Change in valuation allowance on deferred tax asset from US tax benefit	-		801,255	(34.0)%	801,255.22
Actual tax expense	$3,625,884	16%	$-	-%	$3,625,884	17.5%

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

As of December 31, 2013, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – STOCK OPTIONS

On March 31, 2011, pursuant to the Compensation Committee’s resolutions, the Company forfeited all those outstanding unvested options granted to its officers and directors and former officers on March, 1 2010 and February 7, 2010 according to the 2009 Plan.

There were no issuances of stock options during the three months ended December 31, 2013.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2013	115,099	14.66	-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, December 31, 2013	115,099	14.66	-

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

Vendor and Customer Concentration

There were three vendors from which the Company purchased 13.6%, 11.2% and 10.2% of its raw materials for the three months ended December 31, 2013. Total purchase from these three venders amounted to $6,778,938 as of December 31, 2013.

There was no customer that accounted over 10% of the total sales of fertilizer products as of three months ended December 31, 2013 and 2012.

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

NOTE 15 – SEGMENT REPORTING

As of December 31, 2013, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment. Jintai’s business is in the migrating process into Yuxing’s.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended December 31		Six months ended December 31,
	2013	2012	2013	2012
Revenues from unaffiliated customers:
Jinong	$26,288,622	$22,954,851	$58,050,624	$50,805,827
Gufeng	13,482,016	17,984,853	31,238,098	28,921,824
Yuxing	863,963	791,288	1,649,226	1,516,081
Consolidated	$40,634,601	$41,730,992	$90,937,948	$81,243,732

Operating income :
Jinong	$6,575,251	$8,400,320	$18,436,979	$20,011,931
Gufeng	2,026,378	2,489,858	5,703,984	3,178,497
Yuxing	2,896	26,526	106,542	88,655
Reconciling item (1)	0	0	0	0
Reconciling item (2)	(306,282)	119,905	(631,046)	(482,233)
Reconciling item (2)—stock compensation	(2,819,755)	(1,137,631)	(4,804,249)	(1,874,528)
Consolidated	$5,478,488	$9,898,978	$18,812,210	$20,922,322

Net income:
Jinong	$5,570,575	$7,200,086	$15,659,383	$17,137,683
Gufeng	1,228,301	1,462,374	3,723,396	1,670,044
Yuxing	2,896	596,544	106,706	651,636
Reconciling item (1)	4	51	4	126
Reconciling item (2)	(3,126,039)	(1,017,727)	(5,435,295)	(2,356,761)
Consolidated	$3,675,737	$8,241,328	$14,054,194	$17,102,728

Depreciation and Amortization:
Jinong	$8,866,644	$2,423,732	$13,475,325	$4,459,585
Gufeng	865,335	79,718	1,596,536	925,081
Yuxing	334,365	316,098	661,325	629,563
Consolidated	$10,066,344	$2,819,548	$15,733,186	$6,014,229

Interest expense:
Gufeng	304,238	366,447	537,424	752,239
Consolidated	$304,238	$366,447	$537,424	$752,239

Capital Expenditure:
Jinong	$39,524	$4,982,678	$39,524	$9,326,617
Gufeng	5,879	(954,106)	10,779	(907,953)
Yuxing	330,347	34,173	971,617	236,891
Consolidated	$375,750	$4,062,745	$1,021,920	$8,655,555

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	December 31,	June 30,
	2013	2013
Identifiable assets:
Jinong	$219,613,275	$197,232,555
Gufeng	127,338,241	108,409,694
Yuxing	28,132,726	43,021,886
Reconciling item (1)	120,582	68,113
Reconciling item (2)	(3,906)	(3,906)
Consolidated	$375,200,918	$348,728,342

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

Accordingly, the Company recorded an aggregate of $16,029 and $15,519 as rent expenses for the six months ended December 31, 2013 and 2012, respectively. Rent expenses for the next five years months ended December 31, are as follows:

Years ending December 31,
2014	$52,092
2015	16,026
2016	16,026
2017	16,026
2018	8,364

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of December 31, 2013 and June 30, 2013 and for the three and six months respectively ended December 31, 2013 and 2012:

	December 31,	June 30,
	2013	2013

ASSETS
Current Assets
Cash and cash equivalents	$30,238	$42,975
Accounts receivable, net	171,502	209,194
Inventories	15,900,308	15,478,654
Other current assets	5,699	7,061
Advances to suppliers	102,219	101,555
Total Current Assets	16,209,966	15,839,439

Plant, Property and Equipment, Net	16,831,726	16,180,551
Construction In Progress	49,274	68,414
Intangible Assets, Net	10,942,068	10,933,482
Total Assets	$44,033,034	$43,021,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$718,335	$533,773
Accrued expenses and other payables	2,581	8,673
Amount due to related parties	43,191,371	42,466,210
Total Current Liabilities	43,912,287	43,008,656

Stockholders' equity	120,747	13,230

Total Liabilities and Stockholders' Equity	$44,033,034	$43,021,886

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue	$863,963	$791,288	$1,649,226	$1,516,081
Expenses	861,067	194,744	1,542,520	864,445
Net income	$2,896	$596,544	$106,706	$651,636

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

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by U.S. federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this report is a statement of our intention as of the date of this report and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iv) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), a wholly-owned subsidiary of Jinong in the PRC, (v) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) controlled by Jinong in the PRC; (vi) Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”), a wholly-owned subsidiary of Jinong in the PRC, and (vii) Beijing Tianjuyuan Fertilizer Co., Ltd. (“Tianjuyuan”), a wholly-owned subsidiary of Gufeng in the PRC.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), and our VIE, Yuxing. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products production (Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 97.9% and 98.1% of our total revenue for the three months ended December 31, 2013 and 2012, respectively. Yuxing serves as a research and development base for our fertilizer products.  Previously, Jintai had served in that capacity as well. However, as reported in our previous annual and quarterly reports, as a result of environmental degradation that harmed Jintai’s flora, we started to relocate Jintai’s facilities to Yuxing. As a result, Jintai has not been in operation since the ongoing relocation commenced in March 1, 2012.

Fertilizer Products

As of December 31, 2013, we had developed and produced a total of 446 different fertilizer products that are currently in use, of which 123 were developed and produced by Jinong and 323 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended December 31,		Changes 2012 to 2013
	2013	2012	Amount	%
	(metric tons)
Jinong	15,510	15,207	303	2%
Gufeng	29,868	41,297	(11,429)	-28%
	45,378	56,504	(11,126)

	Three Months Ended December 31,
	2013	2012
	(revenue per tons)
Jinong	$1,695	$1,509
Gufeng	451	436

	Six Months Ended December 31,		Change 2012 to 2013
	2013	2012	Amount	%
	(metric tons)
Jinong	33,382	32,656	726	2%
Gufeng	67,943	63,447	4,496	7%
	101,325	96,103	5,222

	Six Months Ended December 31,
	2013	2012
	(revenue per tons)
Jinong	$1,739	$1,556
Gufeng	460	456

For the three months ended December 31, 2013, we sold approximately 45,378 metric tons of fertilizer products, as compared to 56,504 metric tons for the three months ended December 31, 2012. For the three months ended December 31, 2013, Jinong sold approximately 15,510 metric tons of fertilizer products, as compared to 15,207 metric tons for the three months ended December 31, 2012. For the three months ended December 31, 2013, Gufeng sold approximately 29,868 metric tons of fertilizer products, as compared to 41,297 metric tons for the three months ended December 31, 2012.

For the six months ended December 31, 2013, we sold approximately 101,325 metric tons of fertilizer products, as compared to 96,103 metric tons for the six months ended December 31, 2012. For the six months ended December 31, 2013, Jinong sold approximately 33,382 metric tons of fertilizer products, as compared to 32,656 metric tons for the six months ended December 31, 2012. For the six months ended December 31, 2013, Gufeng sold approximately 67,943 metric tons of fertilizer products, as compared to 63,447 metric tons for the six months ended December 31, 2012.

Our sales of fertilizer products to the top five provinces accounted for approximately 23.5% of our fertilizer revenue for the six months ended December 31, 2013. Specifically, the provinces and their respective sale contributions to our fertilizer revenue were: Shaanxi (12.2%), Shandong (3.4%), Hebei (3.2%), Heilongjiang (2.9%), and Jiling (1.8%).

As of December 31, 2013, we had a total of 1,100 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 872 distributors in China. Unlike Gufeng, Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.9% of its fertilizer revenue for the three months ended December 31, 2013. Gufeng had 228 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 76.4% of its revenue for the three months ended December 31, 2013.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use some of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 87.6% of our agricultural products revenue for the three months ended December 31, 2013 were Shaanxi (78.3%), Ningxia (5.5%), and Gansu (3.8%).

Recent Developments

New Products

During the three months ended December 31, 2013, Jinong launched one new fertilizer product. Jinong’s new product generated approximately $4,881, or 0.02% of Jinong’s fertilizer revenue for the three months ended December 31, 2013. Jinong also added 15 new distributors for the three months ended December 31, 2013. Jinong’s new distributors accounted for approximately $675,579, or 2.6% of Jinong’s fertilizer revenue for the three months ended December 31, 2013. During the quarter ended December 31, 2013, $11,714, or 0.04% was attributable to Jinong’s new products distributed by its new distributors.

During the three months ended December 31, 2013, Gufeng launched one new fertilizer product. Gufeng’s new product generated approximately $8,890, or 0.07% of Gufeng’s fertilizer revenue for the three months ended December 31, 2013. Gufeng also added 14 new distributors during the three months ended December 31, 2013, which accounted for approximately $567,079, or 1.8%, of Gufeng’s fertilizer revenue. During the quarter ended December 31, 2013, $592 was attributable to Jinong’s new products by its new distributors.

Results of Operations

	For the Three Months Ended December 31,
	2013	2012	change $	change %
Sales
Jinong	$26,288,622	$22,954,851	$3,333,771	14.5%
Gufeng	13,482,016	17,984,853	(4,502,837)	-25.0%
Yuxing	863,963	791,288	72,675	9.2%
Net sales	40,634,601	41,730,992	(1,096,391)	-2.6%
Cost of goods sold
Jinong	10,869,262	10,652,410	216,852	2.0%
Gufeng	10,291,112	14,304,747	(4,013,635)	-28.1%
Yuxing	622,712	580,302	42,410	7.3%
Cost of goods sold	21,783,086	25,537,459	(3,754,373)	-14.7%
Gross profit	18,851,515	16,193,533	2,657,982	16.4%
Operating expenses
Selling expenses	8,807,095	3,138,284	5,668,811	180.6%
General and administrative expenses	4,565,932	3,156,271	1,409,661	44.7%
Total operating expenses	13,373,027	6,294,555	7,078,472	112.5%
Income from operations	5,478,488	9,898,978	(4,420,490)	-44.7%
Other income (expenses)
Other income (expenses)	(70,057)	397,980	(468,037)	-117.6%
Interest income	21,434	86,717	(65,283)	-75.3%
Interest expenses	(304,238)	(366,447)	62,209	-17.0%
Total other income (expenses)	(352,861)	118,250	(471,111)	-398.4%
Income before income taxes	5,125,627	10,017,228	(4,891,601)	-48.8%
Provision for income taxes	1,449,890	1,775,900	(326,010)	-18.4%
Net income	3,675,737	8,241,328	(4,565,591)	-55.4%
Other comprehensive income
Foreign currency translation gain	2,947,080	619,139	2,327,941	376.0%
Comprehensive income	$6,622,817	$8,860,467	$(2,237,650)	-25.3%

Basic weighted average shares outstanding	31,817,515	27,651,919	4,165,596	15.1%
Basic net earnings per share	$0.12	$0.30	$(0.18)	-60.4%
Diluted weighted average shares outstanding	31,817,515	27,651,919	4,165,596	15.1%
Diluted net earnings per share	$0.12	$0.30	$(0.18)	-60.4%

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012.

Net Sales

Total net sales for the three months ended December 31, 2013 were $40,634,601, a decrease of $1,096,391, or 2.6%, from $41,730,992 for the three months ended December 31, 2012. This decrease was largely due to the decrease in Gufeng’s net sales.

For the three months ended December 31, 2013, Jinong’s net sales increased $3,333,771, or 14.5%, to $26,288,622 from $22,954,851 for the three months ended December 31, 2012. This increase was mainly attributable to the greater sales of humic acid fertilizer products, including our liquid and powder fertilizers, during this period as a result of our increased distributors and the aggressive marketing strategy.

For the three months ended December 31, 2013, net sales at Gufeng were $13,482,016, a decrease of $4,502,837, or 25.0%, from $17,984,853 for the three months ended December 31, 2012. This decrease was mainly due to the peak sales season was delayed compare the same period last year; Gufeng’s decreased inventory lead to decrease in net sales.

For the three months ended December 31, 2013, Yuxing’s net sales were $863,963, an increase of $72,675, or 9.2%,  from $791,288 for the three months ended December 31, 2012. This increase was mainly attributable to the growth in sales of Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2013 was $21,783,086, a decrease of $3,754,373, or 14.7%, from $25,537,459 for the three months ended December 31, 2012. This decrease was proportional to the decrease in sales, which was mainly due to Gufeng’s decreased net sales for the three months ended December 31, 2013.

Cost of goods sold by Jinong for the three months ended December 31, 2013 was $10,869,262, an increase of $216,852, or 2.0%, from $10,652,410 for the three months ended December 31, 2012.  This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

Cost of goods sold by Gufeng for the three months ended December 31, 2013 was $10,291,112, a decrease of $4,013,635, or 28.1%, from $14,304,747 for the three months ended December 31, 2012. The decrease was proportional to Gufeng’s sales decrease for the three months ended December 31, 2013.

For three months ended December 31, 2013, cost of goods sold by Yuxing was $622,712, an increase of $42,410, or 7.3%, from $580,302 for the three months ended December 31, 2012. The increase was proportional to Yuxing’s increased sales for the three months ended December 31, 2013.

Gross Profit

Total gross profit for the three months ended December 31, 2013 increased by $2,657,982 to $18,851,515, as compared to $16,193,533 for the three months ended December 31, 2012. Gross profit margin was approximately 46.4% and 38.8% for the three months ended December 31, 2013 and 2012, respectively.

Gross profit generated by Jinong increased by $3,116,919, or 25.3%, to $15,419,360 for the three months ended December 31, 2013 from $12,302,441 for the three months ended December 31, 2012. Gross profit margin from Jinong’s sales was approximately 58.7% and 53.6% for the three months ended December 31, 2013 and 2012, respectively. This increase in gross profit margin was mainly due to an increase in the proportion of higher-margin products sales as part of Jinong’s total sales. The average gross profit margin of Jinong’s humic acid fertilizer products was 56.0%.

For the three months ended December 31, 2013, gross profit generated by Gufeng was $3,190,904, a decrease of $489,202, or 13.3%, from $3,680,106 for the three months ended December 31, 2012. Gross profit margin from Gufeng’s sales was approximately 23.7% and 20.5% for the three months ended December 31, 2013 and 2012, respectively. This increase in gross profit margin was mainly due to a decrease in the cost of raw materials and an increase in the proportion of higher-margin products sales as part of Gufeng’s total sales.

For the three months ended December 31, 2013, gross profit generated by Yuxing was $241,251, an increase of $30,265, or 25.0%, from $210,986 for the three months ended December 31, 2012. Gross profit margin from Yuxing’s sales was approximately 27.9% and 26.7% for the three months ended December 31, 2013 and 2012, respectively. This increase in gross profit was mainly due to a decrease in the cost of raw materials for the three months ended December 31, 2013, compared to the same period in 2012.

Selling Expenses

Our selling expenses consisted primarily of salaries for sales personnel, advertising and promotion expenses, freight-out costs, and related compensation. Selling expenses were $8,807,095, or 21.7% of net sales for the three months ended December 31, 2013, as compared to $3,138,284, or 7.5% of net sales for the three months ended December 31, 2012, an increase of $5,668,811, or 180.6%. Gufeng’s selling expenses were $314,137, or 2.3% of Gufeng’s net sales for the three months ended December 31, 2013, as compared to $146,180, or 0.8% of Gufeng’s net sales for the three months ended December 31, 2012. Jinong’s selling expenses for the three months ended December 31, 2013 were $8,479,839, or 32.3% of Jinong’s net sales, as compared to $2,977,043, or 13.0% of Jinong’s net sales for the three months ended December 31, 2012. Most of this increase in Jinong’s selling expenses was due to the amortization of $3,865,364 of the deferred tax assets in connection with our efforts to assist our distributors with adopting certain marketing strategies and developing standard stores in order to expand our competitive advantage and market share.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation, and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigations. General and administrative expenses were $4,565,932, or 11.2% of net sales for the three months ended December 31, 2013, as compared to $3,156,271, or 7.6% of net sales for the three months ended September 30 2012, an increase of $1,409,661, or 44.7%. This increase in general and administrative expenses was mainly due to an increase in the stock compensation awarded to our employees for fiscal year 2013.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the three months ended December 31, 2013 were $352,861, as compared to total other income of $118,250 for the three months ended December 31, 2012, an increase in total other expenses of $471,111, or 398.4%. This increase in total other expenses was mainly a result of a decrease of $468,037 in other income to $(70,057) for the three months ended December 31, 2013, as compared to $397,980 for the three months ended December 31, 2012.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,023,643for the three months ended December 31, 2013, as compared to $ 1,270,687 for the three months ended December 31, 2012, a decrease of $247,044, or 19.44%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $426,247 for the three months ended December 31, 2013, as compared to $505,213 for the three months ended December 31, 2012, a decrease of $78,966, or 15.6%. This decrease was primarily due to the decrease in Gufeng’s net income.

Yuxing’s products are part of the tax exemption list set out in the EIT, and it is thus exempt from paying income tax. As a result, Yuxing had no income tax for the three months ended December 31, 2013.

Net Income

Net income for the three months ended December 31, 2013 was $3,675,737, a decrease of $4,565,591, or 55.4%, compared to $8,241,328 for the three months ended December 31, 2012. This decrease was directly attributable to the decrease in net sales and the increase in total operating expenses described above. Net income as a percentage of total net sales was approximately 9.2% and 19.7 % for the three months ended December 31, 2013 and 2012, respectively.

	For the Six Months Ended December 31,
	2013	2012	change $	change %
Sales
Jinong	$58,050,624	$50,805,827	$7,244,797	14.3%
Gufeng	31,238,098	28,921,824	2,316,274	8.0%
Yuxing	1,649,226	1,516,081	133,145	8.8%
Net sales	90,937,948	81,243,732	9,694,216	11.9%
Cost of goods sold
Jinong	24,839,093	23,491,908	1,347,185	5.7%
Gufeng	23,500,744	23,494,509	6,235	0.0%
Yuxing	1,276,908	1,130,409	146,499	13.0%
Cost of goods sold	49,616,745	48,116,826	1,499,919	3.1%
Gross profit	41,321,203	33,126,906	8,194,297	24.7%
Operating expenses
Selling expenses	14,603,285	6,172,371	8,430,914	136.6%
General and administrative expenses	7,905,708	6,032,213	1,873,495	31.1%
Total operating expenses	22,508,993	12,204,584	10,304,409	84.4%
Income from operations	18,812,210	20,922,322	(2,110,112)	-10.1%
Other income (expenses)
Other income (expenses)	(186,440)	397,380	(583,820)	-146.9%
Interest income	77,088	161,149	(84,061)	-52.2%
Interest expenses	(537,424)	(752,239)	214,815	-28.6%
Total other income (expenses)	(646,776)	(193,710)	(453,066)	233.9%
Income before income taxes	18,165,434	20,728,612	(2,563,178)	-12.4%
Provision for income taxes	4,111,240	3,625,884	485,356	13.4%
Net income	14,054,194	17,102,728	(3,048,534)	-17.8%
Other comprehensive income
Foreign currency translation gain	3,641,796	154,786	3,487,010	2,252.8%
Comprehensive income	$17,695,990	$17,257,514	$438,476	2.5%

Basic weighted average shares outstanding	30,895,621	27,561,556	3,334,065	12.1%
Basic net earnings per share	$0.45	$0.62	$(0.17)	-26.7%
Diluted weighted average shares outstanding	30,895,621	27,561,556	3,334,065	12.1%
Diluted net earnings per share	$0.45	$0.62	$(0.17)	-26.7%

Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012.

Net Sales

Total net sales for the six months ended December 31, 2013 were $90,937,948, an increase of $9,694,216 or 11.9%, from $81,243,732 for the six months ended December 31, 2012. This increase was mainly due to the increase in Jinong’s net sales.

For the six months ended December 31, 2013, Jinong’s net sales increased $7,244,797, or 14.3%, to $58,050,624 from $50,805,827 for the six months ended December 31, 2012. This increase was mainly attributable to an increase in sales of humic acid fertilizer products, including our liquid and powder fertilizers, during this period as a result of an increase in our distributors and our adoption of certain marketing efforts.

For the six months ended December 31, 2013, Gufeng’s net sales were $31,238,098, an increase of $2,316,274, or 8.0%, from $28,921,824 for the six months ended December 31, 2012.

For the six months ended December 31, 2013, Yuxing’s net sales were $1,649,226, an increase of $133,145, or 8.8%, from $1,516,081 for the six months ended December 31, 2012. This increase was mainly attributable to the growth in sales of Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2013 was $49,616,745, an increase of $1,499,919, or 3.1%, from $48,116,826 for the six months ended December 31, 2012. This increase was proportional to the 11.9% increase in net sales during the same period.

Cost of goods sold by Jinong for the six months ended December 31, 2013 was $24,839,093, an increase of $1,347,185, or 5.7%, from $23,491,908 for the six months ended December 31, 2012. The increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

Cost of goods sold by Gufeng for the six months ended December 31, 2013 was $23,500,744, an increase of $6,235, or 0.03%, from $23,494,509 for the six months ended December 31, 2012. The increase was primarily due an increase in fertilizer sales in Gufeng, and increases in the cost of raw materials and manufacturing costs.

For the six months ended December 31, 2013, cost of goods sold by Yuxing was $1,276,908, an increase of $146,499, or 13.0%, from $1,130,409 for the six months ended December 31, 2012. This increase was mainly due to an increase in manufacturing costs during the six months ended December 31, 2013.

Gross Profit

Total gross profit for the six months ended December 31, 2013 increased by $8,194,297 to $41,321,203, as compared to $33,126,906 for the six months ended December 31, 2012. Gross profit margin was approximately 45.4% and 40.8% for the six months ended December 31, 2013 and 2012, respectively.

Gross profit generated by Jinong increased by $5,897,612, or 21.6%, to $33,211,531 for the six months ended December 31, 2013 from $27,313,919 for the six months ended December 31, 2012. Gross profit margin from Jinong’s sales was approximately 57.2% and 53.8% for the six months ended December 31, 2013 and 2012, respectively. This increase in gross profit margin was mainly due to an increase in the proportion of higher-margin products sales as part of Jinong’s total sales. The average gross profit margin of Jinong’s humic acid fertilizer products was 56.0%.

For the six months ended December 31, 2013, gross profit generated by Gufeng was $7,737,354, an increase of $2,310,039, or 42.6%, from $5,427,315 for the six months ended December 31, 2012. Gross profit margin from Gufeng’s sales was approximately 24.8% and 18.8% for the six months ended December 31, 2013 and 2012, respectively. This increase in gross profit margin was mainly due to a decrease in the cost of raw materials and an increase in the proportion of higher-margin products sales as part of Gufeng’s total sales.

For the six months ended December 31, 2013, gross profit generated by Yuxing was $372,318, a decrease of $13,354, or 3.5%, from $385,672 for the six months ended December 31, 2012. Gross profit margin from Yuxing’s sales was approximately 22.6% and 25.4% for the six months ended December 31, 2013 and 2012, respectively. This decrease in gross profit was mainly due to the decrease in price of the flowers Yuxing sold during the six months ended December 31, 2013, compared to the same period in 2012.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs, and related compensation. Selling expenses were $14,603,285, or 16.1% of net sales for the six months ended December 31, 2013, as compared to $6,172,371, or 7.6% of net sales for the six months ended December 31, 2012, an increase of $8,430,914, or 136.6%. Gufeng’s selling expenses were $468,147, or 1.5% of Gufeng’s net sales for the six months ended December 31, 2013, as compared to $370,689, or 1.3% of Gufeng’s net sales for the six months ended December 31, 2012. Jinong’s selling expenses for the six months ended December 31, 2013 were $14,109,370, or 24.3% of Jinong’s net sales, as compared to $5,769,477, or 11.4% of Jinong’s net sales for the six months ended December 31, 2012. Most of this increase in Jinong’s selling expenses was due to the amortization of $3,865,364 of the deferred tax assets in connection with our efforts to assist our distributors with adopting certain marketing strategies and developing standard stores in order to expand our competitive advantage and market share.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation, and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigations. General and administrative expenses were $7,905,708, or 8.7% of net sales for the six months ended December 31, 2013, as compared to $6,032,213, or 7.4%, of net sales for the six months ended December 31, 2012, an increase of $1,873,495, or 31.1%.  This increase in general and administrative expenses was mainly due to an increase in the stock compensation awarded to our employees for fiscal year 2013.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the six months ended December 31, 2013 were $646,776, as compared to total other expenses of $193,710 for the six months ended December 31, 2012, an increase in total other expenses of $453,066, or 233.9%. This increase in total other expenses was mainly a result of a decrease of $583,820 in other income to $(186,440) for the six months ended December 31, 2013, as compared to $397,380 for the six months ended December 31, 2012.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $2,849,293 for the six months ended December 31, 2013, as compared to $3,024,887 for the six months ended December 31, 2012, a decrease of $175,594, or 5.8%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,261,947 for the six months ended December 31, 2013, as compared to $600,997 for the six months ended December 31, 2012, an increase of $660,950, or 110%. This increase was primarily due to the increase in Gufeng’s net income.

Yuxing’s products are part of the tax exemption list set out in the EIT, and it is thus exempt from paying income tax. As a result, Yuxing had no income tax for the six months ended December 31, 2013.

Net Income

Net income for the six months ended December 31, 2013 was $14,054,194, a decrease of $3,048,534 or 17.8%, compared to $17,102,728 for the six months ended December 31, 2012. This decrease was directly attributable to a small increase in net sales offset by a larger increase in the cost of goods sold and selling expenses. Net income as a percentage of total net sales was approximately 15.5% and 21.1 % for the six months ended December 31, 2013 and 2012, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2013, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purposes, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.  Jintai is in the process of migrating its facilities and operations to Yuxing.

Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) makes decisions with respect to resource allocation and performance assessments based upon the financial information he receives, including revenue, gross margin, operating income and net income produced from the various general ledger systems; the CODM has, however, adopted net income by segment as the principal benchmark for measuring profit or loss.

For Jinong, net income decreased by $1,448,343, or 8.5%, to $15,689,383 for the six months ended December 31, 2013 from $17,137,726 for the six months ended December 31, 2012.

For Gufeng, net income increased by $2,053,352, or 123.0%, to $3,723,396 for the six months ended December 31, 2013 from $1,670,044 for the six months ended December 31, 2012.

For Yuxing, net income decreased by $544,930, or 83.6%, to $106,706 for the six months ended December 31, 2013 from $651,636 for the six months ended December 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks, and net proceeds from  offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of December 31, 2013, cash and cash equivalents were $13,912,272, a decrease of $61,119,217, or 81.5%, from cash and cash equivalents of $75,031,489 as of June 30, 2013. This decrease in cash and cash equivalents was due to the payment of advances by Jinong to our distributors for assistance in marketing the Company’s products, with a credit guarantee by Mr. Tao Li, Chairman and CEO of the Company.  This resulted in the incurrence of deferred assets of $61,354,716 as of December 31, 2013.

We intend to use some of the remaining net proceeds from the Public Offerings, as well as other working capital as required, to acquire new businesses, upgrade production lines, and complete Yuxing’s new greenhouse facilities for agricultural products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an City. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months, provided that we do not have further significant acquisitions or expansions. However, if events or circumstances occur such that we are unable to meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders, and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31,
	2013	2012
Net cash provided by operating activities	$417,286	$11,006,765
Net cash used in investing activities	(65,867,201)	(8,655,555)
Net cash provided by financing activities	3,829,400	562,675
Effect of exchange rate change on cash and cash equivalents	501,298	45,266
Net increase (decrease) in cash and cash equivalents	(61,119,217)	2,959,151
Cash and cash equivalents, beginning balance	75,031,489	71,978,630
Cash and cash equivalents, ending balance	$13,912,272	$74,937,781

Operating Activities

Net cash provided by operating activities was $417,286 for the six months ended December 31, 2013, a decrease of $10,589,479, or 96.20%, from cash provided by operating activities of $11,006,765 for the six months ended December 31, 2012. This decrease was mainly attributable to increases in accounts receivable and inventory during the three months ended December 31, 2013, as compared to the same period in 2012. Jinong assisted its distributors in marketing to expand its competitive product advantage and market share during the three months ended December 31, 2013.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2013 was $65,867,201, an increase of $57,211,646, or 475.2%, from net cash used in investing activities of $8,655,555 for the six months ended December 31, 2012. In order to expand its competitive product advantage and market share, during the six months ended December 31, 2013, Jinong assisted its distributors in adopting aggressive marketing strategies by advancing them $61,354,716.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2013 was $3,829,400, an increase of $3,266,725 or 580.6%, from net cash provided by financing activities of $562,675 for the six months ended December 31, 2012.

As of December 31, 2013 and June 30, 2013, our loans payable were as follows:

	December 31, 2013	June 30, 2013
Short term loans payable:	$19,889,550	$16,099,100
Total	$19,889,550	$16,099,100

Accounts Receivable

We had accounts receivable of $76,362,588 as of December 31, 2013, as compared to $85,323,442 as of June 30, 2013, a decrease of $8,960,854 or 10.5%, which is mainly attributable to the implementation of a new credit policy for Jinong’s and Gufeng’s distributors.  In order to respond to the cash flow shortage caused by tightened restrictions surrounding financing and overall sluggish economic growth encountered by some of our distributors, the Company launched such a policy in the third quarter of fiscal year 2012 enabling such distributors take full advantage of the 180-day credit terms.

Allowance for doubtful accounts in account receivable for the six months ended December 31, 2013 was $210,540, an increase of $88,265, or 72.18%, from $122,275 as of June 30, 2013. The allowance for doubtful accounts as a percentage of accounts receivable was 0.28% as of December 31, 2013 and 0.1% as of June 30, 2013.

Deferred Assets

We had deferred assets of $61,354,716 as of December 31, 2013, as compared to $0 as of June 30, 2013.  During the six months ended December 31, 2013, we assisted our distributors with adopting certain marketing strategies and developing standard stores in order to expand our competitive advantage and market share. Based on the distributor agreements, the amount owed by the distributors in such marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us prior to the expiry of the contractual term, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee for potential losses to the Company of any amounts due by our distributors in this matter.

Inventory

We had inventory of $71,920,922 as of December 31, 2013, as compared to $34,511,167 as of June 30, 2013, an increase of $37,409,755, or 108.4%. This increase was mainly due to an increase in Gufeng’s inventory. Gufeng’s inventory of $55,020,940 as of December 31, 2013 was caused by two main factors: (i) the acquisition of raw materials at low prices for the expected production of fertilizers for the incoming winter, and (ii) the accumulation of finished fertilizer products.

Advances to Suppliers

We had advances to suppliers of $27,674,413 as of December 31, 2013, as compared to $20,224,206 as of June 30, 2013, an increase of $7,167,032 or 35.4%. To ensure our ability to timely deliver compound fertilizer to the distributors prior to the planting season, we need to have sufficient raw materials in stock for production. To build up the inventory, we typically make advance payments to suppliers to secure the supply of the raw materials of basic fertilizer. Our inventory levels may fluctuate from time to time, depending on how quickly the raw material gets consumed and replenished during the production process, and how quickly the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including, but not limited to, the raw material’s future price and spot price along with such prices’ volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimates may not be accurate, and can lead to an excess in inventory during a slow sales period and insufficient inventory during a peak sales period.

Accounts Payable

We had accounts payable of $3,406,023 as of December 31, 2013, as compared to $3,375,333 as of June 30, 2013, an increase of $30,690, or 0.9%. This increase was primarily due to the build up of inventory.

Unearned Revenue

We had unearned revenue of $11,032,022 as of December 31, 2013, as compared to $1,433,661 as of June 30, 2013, an increase of $9,598,361, or 669.5%. This increase was principally due to the increase in cash sales and decrease in credit sales to select distributors since Jinong and Gufeng launched the warehouse sales program. The warehouse sales program is a customized strategy that requires smaller advanced deposit payments from participating distributors that are selected based upon their overall business strength, credit worthiness and proven ability to develop local markets.

Taxes Payable

We had taxes payable of $15,243,156 as of December 31, 2013, as compared to $25,728,759 as of June 30, 2013, a decrease of $10,485,603, or 40.8%. This decrease was mainly a result of estimated tax payments exceeding the tax liability incurred during the six months ended December 31, 2013.

Non-Cash Financing Activities

During the six months ended December 31, 2013, we issued 118,778 shares of common stock to Mr. Tao Li, Chairman and CEO of the Company, as repayment for $200,000 previously advanced to us by him and $325,000 in unpaid compensation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

Revenue Recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Cash and Cash Equivalents

For statement of cash flows purposes, we consider all cash on hand and in banks, certificates of deposit, and other highly-liquid investments with maturities of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Any accounts receivable of Jinong and Gufeng that are outstanding for more than 180 days will be accounted for under allowance for bad debts, and any accounts receivable of Yuxing that are outstanding for more than 90 days will be accounted for under allowance for bad debts.

Deferred Assets

Deferred assets represent the amounts the Company advanced to the distributors to assist them with adopting certain marketing strategies and developing standard stores in order to expand our competitive advantage and market share.   Based on the distributor agreements, the amount owed by the distributors in such marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products.   If a distributor defaults, breaches, or terminates the agreement with us prior to the expiry of the contractual term, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee for potential losses to the Company of any amounts due by our distributors in this matter.

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

As of December 31, 2013, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not, in the normal course of business, use financial instruments that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk

Substantially all of our revenues and expenses are denominated in the RMB. However, we use the U.S. dollar for financial reporting purposes. Conversion of the RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of the RMB, there can be no assurance that such exchange rate will not again become volatile or that the RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in the RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2013, our accumulated other comprehensive income was $25,455,206 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of December 31, 2013 and June 30, 2013 was $19,889,550 million and $16,099,100 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2013. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4.  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b)          Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no further update on the lawsuit previously disclosed under this item on the Company’s quarterly report on Form 10-Q filed with the SEC on November 12, 2013.

Item 6.  Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: February 10, 2014	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: February 10, 2014	By:	/s/ Ken Ren
	Name:	Ken Ren
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1
English Translation of Procurement Delegation Agreement  by and between Xi'an Hu County Yuxing Agriculture Technology Development Co., Ltd. and Xi’an Techteam Investment Holding Group dated November 1, 2013

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

 * Furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

