Form 10-Q
period 2014-03-31
China Green Agriculture, Inc.
filed 2014-05-12
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,829,369 shares of common stock, $.001 par value, as of May 7, 2014.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	3

	Consolidated Condensed Balance Sheets	3
	As of March 31, 2014 and June 30, 2013 (Unaudited)

	Consolidated Condensed Statements of Income and Comprehensive Income	4
	For the Three and Nine Months Ended March 31, 2014 and 2013 (Unaudited)

	Consolidated Condensed Statements of Cash Flows	5
	For the Nine Months Ended March 31, 2014 and 2013 (Unaudited)

	Notes to Consolidated Condensed Financial Statements	6
	As of March 31, 2014 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 6.	Exhibits	37

Signatures		38

Exhibits/Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	June 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$23,887,359	$75,031,489
Accounts receivable, net	87,361,396	85,323,442
Inventories	72,315,948	34,511,167
Prepaid expenses and other current assets	391,160	397,897
Advances to suppliers	21,338,781	20,224,206
Assets held for sale	10,060,219	11,676,736
Total Current Assets	215,354,863	227,164,937

Plant, Property and Equipment, Net	74,246,649	89,604,787

Construction In Progress	48,853	68,414

Deferred asset, Net	59,314,664	-

Other Assets	70,366	97,432

Intangible Assets, Net	25,611,475	26,608,013

Goodwill	5,200,781	5,184,759

Total Assets	$379,847,651	$348,728,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,036,980	$3,375,333
Unearned revenue	6,371,128	1,433,661
Accrued expenses and other payables	4,206,784	3,934,184
Amount due to related parties	1,557,616	1,304,013
Taxes payable	9,669,371	25,728,759
Short term loans	28,856,940	16,099,100
Total Current Liabilities	53,698,819	51,875,050

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 31,820,177 and 29,943,236 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	31,829	29,943
Additional paid-in capital	113,189,804	105,962,909
Statutory reserve	22,245,129	20,121,905
Retained earnings	168,065,226	148,925,125
Accumulated other comprehensive income	22,616,844	21,813,410
Total Stockholders' Equity	326,148,832	296,853,292

Total Liabilities and Stockholders' Equity	$379,847,651	$348,728,342

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months ended March 31,		Nine Months ended March 31,
	2014	2013	2014	2013
Sales
Jinong	$30,210,579	$27,051,929	$88,261,203	$77,857,756
Gufeng	39,080,111	37,690,762	70,318,209	66,612,586
Yuxing	1,005,291	1,129,842	2,654,517	2,645,923
Net sales	70,295,981	65,872,533	161,233,929	147,116,265
Cost of goods sold
Jinong	12,174,848	12,502,786	37,013,941	35,994,694
Gufeng	31,258,885	30,844,656	54,759,629	54,339,165
Yuxing	701,533	779,386	1,978,441	1,909,795
Cost of goods sold	44,135,266	44,126,828	93,752,011	92,243,654
Gross profit	26,160,715	21,745,705	67,481,918	54,872,611
Operating expenses
Selling expenses	11,120,692	3,872,492	25,723,977	10,044,863
General and administrative expenses	3,463,127	1,348,802	11,368,835	7,381,015
Impairment of assets	1,659,729	-	1,659,729	-
Total operating expenses	16,243,548	5,221,294	38,752,541	17,425,878
Income from operations	9,917,167	16,524,411	28,729,377	37,446,733
Other income (expense)
Other income (expense)	65,563	212,344	(120,877)	609,724
Interest income	37,587	73,879	114,675	235,028
Interest expense	(472,104)	(268,455)	(1,009,528)	(1,020,694)
Total other income (expense)	(368,954)	17,768	(1,015,730)	(175,942)
Income before income taxes	9,548,213	16,542,179	27,713,647	37,270,791
Provision for income taxes	2,339,082	3,131,520	6,450,322	6,757,404
Net income	7,209,131	13,410,659	21,263,325	30,513,387
Other comprehensive income
Foreign currency translation gain (loss)	(2,838,362)	1,541,434	803,434	1,696,220
Comprehensive income	$4,370,769	$14,952,093	$22,066,759	$32,209,607

Basic weighted average shares outstanding	31,825,562	27,939,780	31,201,076	27,682,345
Basic net earnings per share	$0.23	$0.48	$0.68	$1.10
Diluted weighted average shares outstanding	31,825,562	27,939,780	31,201,076	27,682,345
Diluted net earnings per share	0.23	0.48	0.68	1.10

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$21,263,325	$30,513,387
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	6,703,781	2,704,328
Depreciation	16,849,788	8,850,655
Amortization	6,477,776	1,179,780
Impairment of assets	1,659,729	-
Changes in operating assets
Accounts receivable	(1,781,938)	(11,516,998)
Other current assets	8,004	(200,578)
Inventories	(37,860,726)	(19,187,321)
Advances to suppliers	(1,056,615)	2,355,354
Other assets	27,485	63,762
Changes in operating liabilities
Accounts payable	(348,288)	(1,644,727)
Unearned revenue	4,954,312	(918,503)
Tax payables	(16,208,503)	4,158,809
Accrued expenses and other payables	593,844	(202,264)
Amount due to related parties	-	1,110,900
Net cash provided by operating activities	1,281,974	17,266,584

Cash flows from investing activities
Purchase of plant, property, and equipment	(1,127,458)	(14,827,612)
Increase in construction in progress	-	(185,325)
Deferred assets	(64,964,848)	-
Net cash used in investing activities	(66,092,306)	(15,012,937)

Cash flows from financing activities
Proceeds from loans	28,633,885	2,943,885
Repayment of loans	(15,870,985)	-
Advance from related party	450,000	-
Net cash provided by (used in) financing activities	13,212,900	2,943,885

Effect of exchange rate change on cash and cash equivalents	453,302	476,483
Net increase (decrease) in cash and cash equivalents	(51,144,130)	5,674,015

Cash and cash equivalents, beginning balance	75,031,489	71,978,630
Cash and cash equivalents, ending balance	$23,887,359	$77,652,645

Supplement disclosure of cash flow information
Interest expense paid	$1,009,506	$267,506
Income taxes paid	$22,658,825	$2,598,595

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 118,778 and 151,515 shares of common stock for repayment of amount due to related party	$525,000	$300,000

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

The Company’s corporate structure as of March 31, 2014 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.   The results for the nine months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ending June 30, 2014.

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

Deferred asset

Deferred asset represents amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years as long as the distributors are actively selling the Company’s products. For the nine months ended March 31, 2014, the Company amortized $5,371,194 of the deferred asset.   If a distributor breach, defaults, or terminates the agreement with the Company within the three year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. This deferred asset is subject to annual impairment testing. The estimated amortization expense of the deferred asset for the twelve months ending March 31, 2015, 2016, and 2017 is $21,561,953, $ 21,561,953 and $16,190,758, respectively.

Assets held for sale

Assets held for sale represent certain equipment from the Company’s Jintai facility that has been relocated. The Company’s Board of Directors (the “Board”) has authorized a special team to be formed to sell these assets. The Company currently has a letter of intent to sell these assets to an outside third party with an expected closing of the sales transaction during the Company’s fourth fiscal quarter of 2014. During the quarter ended March 31, 2014, the Company determined that the fair value of the assets less disposal costs was less than the carrying amounts and took an impairment charge of $1,659,729. The carrying value of the assets held for sale at March 31, 2014 was reduced to $10,060,219 which is fair value less disposal costs.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

FASB Accounting Standards Update No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition.

FASB Accounting Standards Update No. 2013-04

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition.

FASB Accounting Standards Update No. 2013-11

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. Adoption of this update did not have a material effect on the Company’s consolidated results of operations or financial condition.

FASB Accounting Standards Update No. 2014-08

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

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

The components of basic and diluted earnings per share consist of the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
Net Income for Basic Earnings Per Share	$7,209,131	$13,410,659	$21,263,325	$30,513,387
Basic Weighted Average Number of Shares	31,825,562	27,939,780	31,201,076	27,682,345
Net Income per Share – Basic	$0.23	$0.48	$0.68	$1.10
Net Income for Diluted Earnings Per Share	$7,209,131	$13,410,659	$21,263,325	$30,513,387
Diluted Weighted Average Number of Shares	31,825,562	27,939,780	31,201,076	27,682,345
Net Income per Share – Diluted	$0.23	$0.48	$0.68	$1.10

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories consist of the following:

	March 31,	June 30,
	2014	2013
Raw materials	$14,191,674	$2,784,760
Supplies and packing materials	441,005	473,477
Work in progress	406,829	171,550
Finished goods	57,276,440	31,081,380
Total	$72,315,948	$34,511,167

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	June 30,
	2014	2013
Building and improvements	$29,919,746	$29,836,072
Auto	732,233	729,978
Machinery and equipment	87,149,667	88,901,647
Agriculture assets	826,040	-
Total property, plant and equipment	118,627,686	119,467,697
Less: accumulated depreciation	(44,381,037)	(29,862,910)
Total	$74,246,649	$89,604,787

NOTE 6 – CONSTRUCTION IN PROGRESS

As of March 31, 2014, construction in progress representing construction for Yuxing’s supporting facilities amounted to $48,853, and the total cost is not expected to exceed RMB 2 million (approximately $325,000).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	June 30,
	2014	2013
Land use rights, net	$11,781,957	$11,940,658
Technology patent, net	559,936	744,280
Customer relationships, net	6,610,413	7,378,823
Non-compete agreement	53,559	85,430
Trademarks	6,605,610	6,458,822
Total	$25,611,475	$26,608,013

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,877,908). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $169,758). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,182,372). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following:

	March 31,	June 30,
	2014	2013
Land use rights	$13,230,038	$13,189,280
Less: accumulated amortization	(1,448,081)	(1,248,622)
Total land use rights, net	$11,781,957	$11,940,658

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $953,524) and is being amortized over the patent period of 10 years using the straight line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,493,160) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	March 31,	June 30,
	2014	2013
Technology know-how	$2,446,684	$2,439,146
Less: accumulated amortization	(1,886,748)	(1,694,866)
Total technology know-how, net	$559,936	$744,280

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,549,500) and is amortized over the remaining useful life of ten years.

	March 31,	June 30,
	2014	2013
Customer relationships	$10,549,500	$10,517,000
Less: accumulated amortization	(3,939,087)	(3,138,177)
Total customer relationships, net	$6,610,413	$7,378,823

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $214,236) and is amortized over the remaining useful life of five years using the straight line method.

	March 31,	June 30,
	2014	2013
Non-compete agreement	$214,236	$213,576
Less: accumulated amortization	(160,677)	(128,146)
Total non-compete agreement, net	$53,559	$85,430

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,605,610) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended March 31, 2014, are as follows:

Year Ends	Expense ($)
March 31, 2015	1,587,156
March 31, 2016	1,432,105
March 31, 2017	1,335,105
March 31, 2018	1,319,551
March 31, 2019	1,319,551

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31,	June 30,
	2014	2013
Payroll payable	$8,630	$20,191
Welfare payable	166,624	166,111
Accrued expenses	2,901,370	2,700,468
Other payables	1,004,222	921,864
Other levy payable	125,938	125,550
Total	$4,206,784	$3,934,184

NOTE 9 - AMOUNT DUE TO RELATED PARTIES

As of March 31, 2014 and June 30, 2013, the amount due to related parties was $1,557,616 and $1,304,013, respectively.  At March 31, 2014 and June 30, 2013, $1,136,100 and $1,304,013, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements. On November 1, 2013, Yuxing entered into an agreement with Xi'an Techteam Investment Holding Group (“Techteam Investment”), a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company, to delegate Techteam Investment to procure certain inventories from the market from November 1, 2013 to June 30, 2014 (the “Agreement Period”). During the Agreement Period, Techteam Investment advances procurement payment to vendors, and Yuxing repays the outstanding procurement amount to Techteam Investment periodically. Techteam Investment receives no commission or compensation in this process.

On August 10, 2010, Yuxing, a VIE of the Company, entered into an agreement with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), the contractually-controlled operating subsidiary of Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”), whose Chairman is Mr. Tao Li, the Company’s Chairman and CEO. Pursuant to the agreement, Kingtone Information was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately US$492,000. The project is currently ongoing, and RMB1,212,000 or $197,000 had been paid by Yuxing to Kingtone as of March 31, 2014.

On June 29, 2012, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of RMB 24,480 (approximately $4,000).

NOTE 10 - LOAN PAYABLES

As of March 31, 2014, the short-term loan payables consisted of twelve loans which mature on dates ranging from April 25, 2013 through March 23, 2015 with interest rates ranging from 5.60% to 7.80%. The loans No.1, 9 and 12 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 2,3 ,8,10 and 11 below are guaranteed by Jinong’s credit. The loans No. 5, 6 and 7 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No. 4 is guaranteed by Jinong’s credit and Tianjuyuan’s credit.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2014
1	Agriculture Bank of China-Pinggu Branch	April 25, 2013 - April 24, 2014	6.60%	$1,639,230
2	Industrial and Commercial Bank of China	December 20, 2013 - June 19, 2014	5.60%	4,869,000
3	China Merchants Bank	Feb 25, 2014 - August 14, 2014	6.90%	2,028,750
4	Bank of Beijing- Pinggu Branch	August 16,2013-August 15, 2014	7.20%	1,623,000
5	Beijing International Trust Co., Ltd	Sep 25,2013-Sep 24, 2014	7.80%	1,623,000
6	Beijing International Trust Co., Ltd	Oct 30, 2013-Oct 29, 2014	7.80%	1,623,000
7	Beijing International Trust Co., Ltd	Dec 12, 2013-Dec 11, 2014	7.80%	1,623,000
8	Bank of Tianjin- Beijing Branch	Jan 08, 2014 - Jan 07,2015	6.60%	5,680,500
9	Agriculture Bank of China-Pinggu Branch	Jan 15, 2014-Jan 14, 2015	6.60%	1,363,320
10	Bank of Tianjin- Beijing Branch	Jan 23, 2014- Jan 22, 2015	6.00%	3,051,240
11	China Merchants Bank	Feb,19 2014- Feb 18, 2015	7.20%	2,434,500
12	Agriculture Bank of China-Pinggu Branch	March 24,2014- March 23, 2015	6.60%	1,298,400
	Total			$28,856,940

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the short-term loan payables consisted of nine loans which mature on dates ranging from August 29, 2013 through April 22, 2014 with interest rates ranging from 6.30% to 8.20%. The loans No.1, 2 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 4 and 5 below are collateralized by the inventory of Gufeng. The loans No. 6, 7 and 8 are guaranteed by Jinong’s credit. The loan No. 9 is collateralized by the land use rights of Jinong’s and the share ownership owned by Jinong.

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

The interest expense from short-term loans was $472,104 and $268,455 for the three months ended March 31, 2014 and 2013, respectively, and $1,009,528 and $1,020,694 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the nine months ended March 31, 2014, and 2013 of $3,698,296 and $4,746,988, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $2,752,026 and $2,010,416 for the nine months ended March 31, 2014 and 2013.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes and Related Payables

Taxes payable consist of the following:

	March 31,	June 30,
	2014	2013
VAT provision	$21,377	$36,573
Income tax payable	9,290,397	25,348,794
Other levies	357,597	343,392
Total	$9,669,371	$25,728,759

Tax Rate Reconciliation

Our effective tax rates were approximately 23.3% and 18.1% for the nine months ended March 31, 2014 and 2013, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the nine months ended March 31, 2014 and 2013 for the following reasons:

March 31, 2014
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$35,186,323		$(7,472,676)		$27,713,647

Expected income tax expense (benefit)	8,796,581	25.0%	(2,540,710)	34.0%	6,255,871
High-tech income benefits on Jinong	(2,305,732)	(6.6)%	-	-	(2,305,732)
Losses from subsidiaries in which no benefit is recognized	(40,527)	(0.1)%	-	-	(40,527)
Change in valuation allowance on deferred tax asset from US tax benefit	-		2,540,710	(34.0)%	2,540,710
Actual tax expense	$6,450,322	18.3%	$-	-%	$6,450,322	23.3%

March 31, 2013	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$40,324,031		$(3,053,240)		$37,270,791

Expected income tax expense (benefit)	10,081,008	25.0%	(1,038,102)	34.0%	9,042,906
High-tech income benefits on Jinong	(1,976,456)	(4.9)%	-	-	(1,976,456)
Losses from subsidiaries in which no benefit is recognized	(1,347,148)	(3.3)%	-	-	(1,347,148)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,038,102	(34.0)%	1,038,102
Actual tax expense	$6,757,404	16.8%	$-	-%	$6,757,404	18.1%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On June 14, 2012, the Company granted a total of 1,000,000 shares of restricted common stock of the Company to certain directors, executive officers and key employees under its 2009 Equity Incentive Plan (the “2009 Plan”). Pursuant to the terms of the grant, the stock grants vest in three installments on June 30, 2012, September 30, 2012 and December 31, 2012. The Company issued 445,000 shares of common stock related to these grants on June 14, 2012 with 555,000 issued on June 1, 2013 to a group of employees.

On September 12, 2012, the Company issued 35,041 shares of Common Stock valued at $130,000 of consulting services to a consultant of the Company.

On September 26, 2012, the Company agreed to issue 151,515 shares of Common Stock at the market price of $3.30 per share to Mr. Tao Li, the Company’s Chairman and Chief Executive Officer in the first offering of the Company’s Employee Stock Purchase Plan (“ESPP”) adopted by the Board on August 9, 2012. Mr. Li had previously advanced the Company $300,000 and has unpaid compensation accrued in the balance sheet for the fiscal year ended December 31, 2012. The 151,515 shares were not issued until after September 30, 2012 and accordingly the due to officer of $300,000 and accrued compensation of $ 200,000 were deducted during the quarter ended December 31, 2012.

On September 28, 2012, the Company approved the grant of (i) 200,000 shares of restricted stock to Mr. Ken Ren, the Company’s Chief Financial Officer (the “CFO”), and (ii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company (the “Stock Grants”). The Stock Grants all vest in three installments on December 31, 2012, March 31, 2013, and June 30, 2013, with 100,000 shares vesting first and 50,000 shares vesting on each of the other two vesting dates to the CFO; and 10,000 shares vesting first and half of the their respective remaining shares vesting on each of the other two vesting dates to the three independent directors. These shares were issued during the quarter ended December 31, 2012 and vested. The expenses associated with the issuance of these shares were recorded over the vesting period of the shares.

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

On September 26, 2013, the Company issued 118,778 shares of Common Stock at the market price of $4.42 per share to Mr. Tao Li as repayment for $ 200,000 previously advanced the Company by Mr. Li and $325,000 for unpaid compensation.

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

During the nine months ended March 31, 2014, the Company issued 17,356 shares of common stock for consulting services valued at $65,535. The share were valued at the market price on the date of issuance.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

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

As of March 31, 2014, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – STOCK OPTIONS

There were no issuances of stock options during the three months ended March 31, 2014.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2013	115,099	14.66	-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, March 31, 2014	115,099	14.66	-

NOTE 14 –CONCENTRATIONS AND LITIGIATION

Market Concentration

All of the Company's revenue-generating operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Vendor and Customer Concentration

There were two vendors from which the Company purchased 21.9% and 17.2% of its raw materials for the nine months ended March 31, 2014. Total purchase from these two venders amounted to $21,559,360 as of March 31, 2014. There were no vendors from which the Company purchased more than 10% of its raw materials for the fertilizer products for the nine months ended March 31, 2013.

There was no customer that accounted over 10% of the total sales of fertilizer products as of nine months ended March 31, 2014 and there was one customer that accounted over 10% of the total sales of fertilizer products as of nine months ended March 31, 2013.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010.  The current version of the complaint alleges that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period.  On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Nevada Federal Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing certain individual defendants from the complaint and allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and certain of the individual defendants.  The Nevada Federal Court also denied the defendants’ motion to strike.   The parties to the securities class action held mediation on March 7, 2013, which led to an agreement in principle to settle the case for a payment of $ 2.5 million by the Company’s insurers in exchange for a release of all claims against all defendants. Plaintiffs filed an upopposed motion for preliminary approval of the proposed settlement on March 19, 2014, and the court granted the motion on March 20, 2014. The court will hold a final approval hearing on the proposed settlement on July 22, 2014.

NOTE 15 – SEGMENT REPORTING

As of March 31, 2014, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment. Jintai’s business is in the migrating process into Yuxing’s.

	Three months ended March 31,		Nine months ended March 31,
Revenues from unaffiliated customers:	2014	2013	2014	2013
Jinong	$30,210,579	$27,051,929	$88,261,203	$77,857,756
Gufeng	39,080,111	37,690,762	70,318,209	66,612,586
Yuxing	1,005,291	1,129,842	2,654,517	2,645,923
Consolidated	$70,295,981	$65,872,533	$161,233,929	$147,116,265

Operating income :
Jinong	$5,487,505	$11,406,985	$23,924,484	$31,418,916
Gufeng	6,355,545	5,642,544	12,059,529	8,821,041
Yuxing	111,507	171,500	218,049	260,155
Reconciling item (1)	0	0	0	0
Reconciling item (2)	(203,393)	(256,110)	(834,439)	(738,343)
Reconciling item (2)—stock compensation	(1,833,997)	(440,508)	(6,638,246)	(2,315,036)
Consolidated	$9,917,167	$16,524,411	$28,729,377	$37,446,733

Net income:
Jinong	$4,658,433	$9,756,153	$20,317,816	$26,893,836
Gufeng	4,419,560	4,178,836	8,142,956	5,848,880
Yuxing	168,523	172,275	275,229	823,911
Reconciling item (1)	5	13	9	139
Reconciling item (2)	(2,037,390)	(696,618)	(7,472,685)	(3,053,379)
Consolidated	$7,209,131	$13,410,659	$21,263,325	$30,513,387

Depreciation and Amortization:
Jinong	$6,333,478	$1,990,178	$19,808,803	$6,449,763
Gufeng	924,689	1,709,328	2,521,225	2,634,409
Yuxing	336,211	316,700	997,536	946,263
Consolidated	$7,594,378	$4,016,206	$23,327,564	$10,030,435

Interest expense:
Gufeng	472,104	298,455	1,009,528	1,050,694
Consolidated	$472,104	$298,455	$1,009,528	$1,050,694

Capital Expenditure:
Jinong	$24,306	$6,275,253	$63,830	$15,601,870
Gufeng	70,257	31,271	81,036	(876,682)
Yuxing	10,974	(134,467)	982,591	102,424
Consolidated	$105,538	$6,172,057	$1,127,458	$14,827,612

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	March 31,	June 30,
	2014	2013
Identifiable assets:
Jinong	$200,472,838	$197,232,555
Gufeng	135,622,233	108,409,694
Yuxing	43,680,405	43,021,886
Reconciling item (1)	76,081	68,113
Reconciling item (2)	(3,906)	(3,906)
Consolidated	$379,847,651	$348,728,342

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

On June 29, 2012, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of $3,973 (RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $844 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $480 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $35,758 and $46,822 as rent expenses for the nine months ended March 31, 2014 and 2012, respectively. Rent expenses for the next five years months ended December 31, are as follows:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending March 31,
2015	$27,808
2016	15,889
2017	15,889
2018	13,357
2019	5,761

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

Shareholder’s Voting Proxy Agreement

Pursuant to the terms of a certain Shareholder’s Voting Proxy Agreement dated June 16, 2013 among Jinong and the shareholder of Yuxing (the “Shareholder’s Voting Proxy Agreement”), the shareholder of Yuxing irrevocably appointed Jinong as their proxy to exercise on such shareholder’s behalf all of her voting rights as shareholder pursuant to PRC law and the Articles of Association of Yuxing, including the appointment and election of directors of Yuxing. Jinong agreed that it shall maintain a board of directors the composition of which will be the members of the Board of Green Nevada, except those directors that are employed solely for the purpose of satisfying listing or financing requirements of Green Nevada, if any. The Shareholder’s Voting Proxy Agreement will remain in effect until Jinong acquires all of the assets or equity of Yuxing.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of March 31, 2014 and June 30, 2013 and for the three and nine months respectively ended March 31, 2014 and 2013:

	March 31,	June 30,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$177,606	$42,975
Accounts receivable, net	275,478	209,194
Inventories	15,777,174	15,478,654
Other current assets	9,587	7,061
Advances to suppliers	188,993	101,555
Total Current Assets	16,428,838	15,839,439

Plant, Property and Equipment, Net	16,413,614	16,180,551
Construction In Progress	48,853	68,414
Intangible Assets, Net	10,789,100	10,933,482
Total Assets	$43,680,405	$43,021,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$374,772	$533,773
Accrued expenses and other payables	4,296	8,673
Amount due to related parties	43,014,020	42,466,210
Total Current Liabilities	43,393,088	43,008,656

Stockholders' equity	287,317	13,230

Total Liabilities and Stockholders' Equity	$43,680,405	$43,021,886

	Three Months Ended December 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue	$1,005,291	$1,129,842	$2,654,517	$2,645,923
Expenses	836,768	957,567	2,379,288	1,822,012
Net income	$168,523	$172,275	$275,229	$823,911

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.6% and 98.3% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Yuxing serves as a research and development base for our fertilizer products. Previously, Jintai had served in that capacity as well. However, as reported in our previous annual and quarterly reports, as a result of environmental degradation that harmed Jintai’s flora, we started to relocate Jintai’s facilities to Yuxing. As a result, Jintai has not been in operation since the ongoing relocation commenced in March 1, 2012.

Fertilizer Products

As of March 31, 2014, we had developed and produced a total of 446 different fertilizer products in use, of which 123 were developed and produced by Jinong and 323 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended March 31,		Change 2013 to 2014
	2014	2013	Amount	%
	(metric tons)
Jinong	14,719	17,437	(2,718)	-15.6%
Gufeng	93,687	84,073	9,614	11.4%
	108,406	101,510	6,896

	Three Months Ended March 31,
	2014	2013
	(revenue per ton)
Jinong	$2,052	$1,551
Gufeng	417	367

	Nine Months Ended March 31,		Change 2013 to 2014
	2014	2013	Amount	%
	(metric tons)
Jinong	48,101	51,498	(3,397)	-6.6%
Gufeng	161,630	147,520	14,110	9.6%
	209,731	199,018	10,713

	Nine Months Ended March 31,
	2014	2013
	(revenue per ton)
Jinong	$1,835	$1,512
Gufeng	435	452

For the three months ended March 31, 2014, we sold approximately 108,406 metric tons of fertilizer products, as compared to 101,510 metric tons for the three months ended March 31, 2013. For the three months ended March 31, 2014, Jinong sold approximately 14,719 metric tons of fertilizer products, as compared to 17,437 metric tons for the three months ended March 31, 2013. For the three months ended March 31, 2014, Gufeng sold approximately 93,687 metric tons of fertilizer products, as compared to 84,073 metric tons for the three months ended March 31, 2013.

For the nine months ended March 31, 2014, we sold approximately 209,731 metric tons of fertilizer products, as compared to 199,018 metric tons for the nine months ended March 31, 2013. For the nine months ended March 31, 2014, Jinong sold approximately 48,101 metric tons of fertilizer products, as compared to 51,498 metric tons for the nine months ended March 31, 2013. For the nine months ended March 31, 2014, Gufeng sold approximately 161,630 metric tons of fertilizer products, as compared to 147,520 metric tons for the nine months ended March 31, 2013.

Our sales of fertilizer products to five provinces accounted for approximately 57.8% of our fertilizer revenue for the nine months ended March 31, 2014.   Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (16.9%), Shaanxi (12.5%), Jilin (11.9%), Heilongjiang (9.7%), and Mongolia (6.8%).

As of March 31, 2014, we had a total of 1,143 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 891 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 39.0% of its fertilizer revenues for the three months ended March 31, 2014. Gufeng had 252 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 41.8% of its revenues for the three months ended March 31, 2014.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local market places and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 87.6% of our agricultural products revenue for the three months ended March 31, 2014 were Shaanxi (80.5%), Qinghai (4.9%), and Sichuan (4.5%).

Recent Developments

New Products

During the three months ended March 31, 2014, Jinong launched four new fertilizer products. Jinong’s new products generated approximately $454,191, or 1.5% of Jinong’s fertilizer revenue for the three months ended March 31,2014.Jinong added 19 new distributors for the three months ended March 31,2014. Jinong’s new distributors accounted for approximately $556,243, or 1.8% of Jinong’s fertilizer revenue for the three months ended March 31,2014.

During the three months ended March 31, 2014, Gufeng added 24 new distributors during the three months ended March 31, 2014, which accounted for approximately $2,141,955, or 5.5%, of Gufeng’s fertilizer revenue.

Results of Operations

Three months ended March 31, 2014 Compared to the Three months ended March 31, 2013.

	For the Three Months Ended March 31,
	2014	2013	change $	change %
Sales
Jinong	$30,210,579	$27,051,929	$3,158,650	11.7%
Gufeng	39,080,111	37,690,762	1,389,349	3.7%
Yuxing	1,005,291	1,129,842	(124,551)	-11.0%
Net sales	70,295,981	65,872,533	4,423,448	6.7%
Cost of goods sold
Jinong	12,174,848	12,502,786	(327,938)	-2.6%
Gufeng	31,258,885	30,844,656	414,229	1.3%
Yuxing	701,533	779,386	(77,853)	-10.0%
Cost of goods sold	44,135,266	44,126,828	8,438	0.0%
Gross profit	26,160,715	21,745,705	4,415,010	20.3%
Operating expenses
Selling expenses	11,120,692	3,872,492	7,248,200	187.2%
General and administrative expenses	3,463,127	1,348,802	2,114,325	156.8%
Impairment of assets	1,659,729	0	1,659,729
Total operating expenses	16,243,548	5,221,294	11,022,254	211.1%
Income from operations	9,917,167	16,524,411	(6,607,244)	-40.0%
Other income (expense)
Other income (expense)	65,563	212,344	(146,781)	-69.1%
Interest income	37,587	73,879	(36,292)	-49.1%
Interest expense	(472,104)	(268,455)	(203,649)	75.9%
Total other income (expense)	(368,954)	17,768	(386,722)	-2176.5%
Income before income taxes	9,548,213	16,542,179	(6,993,966)	-42.3%
Provision for income taxes	2,339,082	3,131,520	(792,438)	-25.3%
Net income	7,209,131	13,410,659	(6,201,528)	-46.2%
Other comprehensive income
Foreign currency translation gain	(2,838,362)	1,541,434	(4,379,796)	-284.1%
Comprehensive income	$4,370,769	$14,952,093	$(10,581,324)	-70.8%

Basic weighted average shares outstanding	31,825,562	27,939,780	3,885,782	13.9%
Basic net earnings per share	$0.23	$0.48	$(0.25)	-52.8%
Diluted weighted average shares outstanding	31,825,562	27,939,780	3,885,782	13.9%
Diluted net earnings per share	$0.23	$0.48	$(0.25)	-52.8%

Net Sales

Total net sales for the three months ended March 31, 2014 were $70,295,981, an increase of $4,423,448, or 6.7%, from $65,872,533 for the three months ended March 31, 2013. This increase was due to an increase in Gufeng’s and Jinong’s net sales.

For the three months ended March 31, 2014, Jinong’s net sales increased $3,158,650, or 11.7%, to $30,210,579 from $27,051,929 for the three months ended March 31, 2013. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers with a higher unit price during this period as a result of our increased distributors and the aggressive marketing strategy.

For the three months ended March 31, 2014, net sales at Gufeng were $39,080,111, an increase of $1,389,349, or 3.7% from $37,690,762 for the three months ended March 31, 2013. The increase was mainly attributable to Gufeng’s expanded marketing promotion strategy during the last three months.

For the three months ended March 31, 2014, Yuxing’s net sales were $1,005,291 a decrease of $124,551 or 11.0%, from $1,129,842 during the three months ended March 31, 2013. The decrease was mainly attributable to reduced procurement demand from the government during the last three months.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2014 was $44,135,266, an increase of $8,438, from $44,126,828 for the three months ended March 31, 2013. The increase was not significant.

Cost of goods sold by Jinong for the three months ended March 31, 2014 was $12,174,848, a decrease of $327,938, or 2.6%, from $12,502,786 for the three months ended March 31, 2013. The decrease was primarily attributable to slightly lower product costs.

Cost of goods sold by Gufeng for the three months ended March 31, 2014 was $31,258,885, an increase of $414,229, or 1.3%, from $30,844,656 for the three months ended March 31, 2013. The increase was proportional to Gufeng’s sales increase for the three months ended March 31, 2014.

For three months ended March 31, 2014, cost of goods sold by Yuxing was $701,533, a decrease of $77,853, or 10.0%, from $779,386 for the three months ended March 31, 2013. The decrease was proportional to Yuxing’s decreased sales for the three months ended March 31, 2014.

Gross Profit

Total gross profit for the three months ended March 31, 2014 increased by $4,415,010 to $26,160,715, as compared to $21,745,705 for the three months ended March 31, 2013. Gross profit margin was approximately 37.2% and 33.0% for the three months ended March 31, 2014 and 2013, respectively.

Gross profit generated by Jinong increased by $3,486,588, or 24.0%, to $18,035,731 for the three months ended March 31, 2014 from $14,549,143 for the three months ended March 31, 2013. Gross profit margin from Jinong’s sales was approximately 59.7% and 53.8% for the three months ended March 31, 2014 and 2013, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales in Jinong’s total sales.

For the three months ended March 31, 2014, gross profit generated by Gufeng was $7,821,226, an increase of $975,120, or 14.2%, from $6,846,106 for the three months ended March 31, 2013. Gross profit margin from Gufeng’s sales was approximately 20.0% and 18.2% for the three months ended March 31, 2014 and 2013, respectively. The increase in gross profit margin was mainly due to the decrease in raw material and the increased in weight for higher-margin products sales in Gufeng’s total sales.

For the three months ended March 31, 2014, gross profit generated by Yuxing was $303,758, a decrease of $46,698, or 13.3% from $350,456 for the three months ended March 31, 2013.  The gross profit margin was approximately 30.2% and 31.0% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross profit percentage was not significant.

Selling Expenses

Our selling expenses consisted primarily of salaries of amortization of our deferred assets, sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $11,120,692, or 15.8%, of net sales for the three months ended March 31, 2014, as compared to $3,872,492 or 5.9% of net sales for the three months ended March 31, 2013, an increase of $7,248,200, or 187.2%. The selling expenses of Gufeng were $518,401 or 1.3% of Gufeng’s net sales for the three months ended March 31, 2014, as compared to $503,932, or 1.3% of Gufeng’s net sales for the three months ended March 31, 2013. The selling expenses of Jinong for the three months ended March 31, 2014 were $10,589,460, or 35.1% of Jinong’s net sales, as compared to selling expenses of $3,353,575, or 12.4% of Jinong’s net sales for the three months ended March 31, 2013. Most of this increase in Jinong’s selling expenses was due to the amortization of $1,528,996 of the deferred assets related to assisting the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $3,463,127, or 4.9% of net sales for the three months ended March 31, 2014, as compared to $1,348,802, or 2.0%, of net sales for the three months ended March 31, 2013, an increase of $2,114,325, or 156.8%.  The increase in general and administrative expenses was mainly due to the related expense in the stock compensation awarded to the employees for fiscal year 2013.

Impairment of assets

During the quarter ended March 31, 2014, we determined that the fair value of the Jintai’s assets held for sale less disposal costs was less than the carrying amounts of the assets and took an impairment charge of $1,659,729. The carrying value of the assets held for sale at March 31, 2014 was reduced to $10,060,219 which is fair value less disposal costs. There was no such impairment charge during the three months ended March 31, 2013.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended March 31, 2014 was $368,954, as compared to total other income of $17,768 for the three months ended March 31, 2013, an increase in expense of $386,722, or 2176.5%. The increase in total other expense was mainly resulted from a decrease by $146,781 in other income, to $65,563 during the three months ended March 31, 2014, as compared to $212,344 during the three month ended March 31, 2013 and an increase in interest expenses by $203,649 or 75.9% to $472,104 during the three months ended March 31, 2014, as compared to $268,455 during the three months ended March 31, 2013.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $849,003 for the three months ended March 31, 2014, as compared to $1,754,200for the three months ended March 31, 2013, a decrease of $905,197, or 51.6%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,490,079 for the three months ended March 31, 2014, as compared to $1,409,419 for the three months ended March 31, 2013, an increase of $80,660, or 5.7%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the three months ended March 31, 2014 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended March 31, 2014 was $7,209,131, a decrease of $6,201,528, or 46.2%, compared to $13,410,659 for the three months ended March 31, 2013. The decrease was attributable to the increase in selling expenses and the impairment charge related to the write down of assets held for sale. Net income as a percentage of total net sales was approximately 10.3% and 20.4 % for the three months ended March 31, 2014 and 2013, respectively.

Nine months ended March 31, 2014 Compared to the Nine months ended March 31, 2013

	For the Nine Months Ended March 31,
	2014	2013	change $	change %
Sales
Jinong	$88,261,203	$77,857,756	$10,403,447	13.4%
Gufeng	70,318,209	66,612,586	3,705,623	5.6%
Yuxing	2,654,517	2,645,923	8,594	0.3%
Net sales	161,233,929	147,116,265	14,117,664	9.6%
Cost of goods sold
Jinong	37,013,941	35,994,694	1,019,247	2.8%
Gufeng	54,759,629	54,339,165	420,464	0.77%
Yuxing	1,978,441	1,909,795	68,646	3.6%
Cost of goods sold	93,752,011	92,243,654	1,508,357	1.6%
Gross profit	67,481,918	54,872,611	12,609,307	23.0%
Operating expenses
Selling expenses	25,723,977	10,044,863	15,679,114	156.1%
General and administrative expenses	11,368,835	7,381,015	3,987,820	54.0%
Impairment of assets	1,659,729	0	1,659,729
Total operating expenses	38,752,541	17,425,878	21,326,663	122.4%
Income from operations	28,729,377	37,446,733	(8,717,356)	-23.3%
Other income (expense)
Other income (expense)	(120,877)	609,724	(730,601)	-119.8%
Interest income	114,675	235,028	(120,353)	-51.2%
Interest expense	(1,009,528)	(1,020,694)	11,166	-1.1%
Total other income (expense)	(1,015,730)	(175,942)	(839,788)	477.3%
Income before income taxes	27,713,647	37,270,791	(9,557,144)	-25.6%
Provision for income taxes	6,450,322	6,757,404	(307,082)	-4.5%
Net income	21,263,325	30,513,387	(9,250,062)	-30.3%
Other comprehensive income
Foreign currency translation gain	803,434	1,696,220	(892,786)	-52.6%
Comprehensive income	$22,066,759	$32,209,607	$(10,142,848)	-31.5%

Basic weighted average shares outstanding	31,201,076	27,682,345	3,518,731	12.7%
Basic net earnings per share	$0.68	$1.10	$(0.42)	-38.2%
Diluted weighted average shares outstanding	31,201,076	27,682,345	3,518,731	12.7%
Diluted net earnings per share	$0.68	$1.10	$(0.42)	-38.2%

Net Sales

Total net sales for the nine months ended March 31, 2014 were $161,233,929, an increase of $14,117,664 or 9.6%, from $147,116,265 for the nine months ended March 31, 2013. This increase was largely due to the increase in Jinong’s and Gufeng’s net sales.

For the nine months ended March 31, 2014, Jinong’s net sales increased $10,403,447, or 13.4%, to $88,261,203 from $77,857,756 for the nine months ended March 31, 2013. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and certain marketing efforts.

For the nine months ended March 31, 2014, net sales at Gufeng were $70,318,209, an increase of $3,705,623, or 5.6%, from $66,612,586 for the nine months ended March 31, 2013. The increase was mainly attributable to Gufeng’s expanded marketing promotion strategy.

For the nine months ended March 31, 2014, Yuxing’s net sales were $2,654,517, an increase of $8,594, or 0.3%, from $2,645,923 during the nine months ended March 31, 2013. The increase was not significant.

 Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2014 was $93,752,011, an increase of $1,508,357, or 1.6%, from $92,243,654 for the nine months ended March 31, 2013. This increase was not significant.

Cost of goods sold by Jinong for the nine months ended March 31, 2014 was $37,013,941, an increase of $1,019,247, or 2.8%, from $35,994,694 for the nine months ended March 31, 2013. The increase was primarily attributable to the increase in sales offset by lower product costs.

Cost of goods sold by Gufeng for the nine months ended March 31, 2014 was $54,759,629, an increase of $420,464, or 0.77%, from $54,339,165 for the nine months ended March 31, 2013. The increase was primarily due to the increase in Gufeng’s fertilizer sales offset by slightly lower raw material cost and manufacturing costs.

For nine months ended March 31, 2014, cost of goods sold by Yuxing was $1,978,441, an increase of $68,646, or 3.6%, from $1,909,795 for the nine months ended March 31, 2013. The increase was mainly due to the increased raw material costs and labor costs during the nine months ended March 31, 2014.

Gross Profit

Total gross profit for the nine months ended March 31, 2014 increased by $12,609,307 to $67,481,918, as compared to $54,872,611 for the nine months ended March 31, 2013. Gross profit margin was approximately 41.9% and 37.3% for the nine months ended March 31, 2014 and 2013, respectively.

Gross profit generated by Jinong increased by $9,384,200, or 22.4%, to $51,247,262 for the nine months ended March 31, 2014 from $41,863,062 for the nine months ended March 31, 2013. Gross profit margin from Jinong’s sales was approximately 58.1% and 53.8% for the nine months ended March 31, 2014 and 2013, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales in Jinong’s total sales.

For the nine months ended March 31, 2014, gross profit generated by Gufeng was $15,558,580, an increase of $3,285,159, or 26.8%, from $12,273,421 for the nine months ended March 31, 2013. Gross profit margin from Gufeng’s sales was approximately 22.1% and 18.4% for the nine months ended March 31, 2014 and 2013, respectively. The increase in gross profit margin was mainly due to the decrease in raw material and the increased weight for higher-margin products sales in Gufeng’s total sales.

For the nine months ended March 31, 2014, gross profit generated by Yuxing was $676,076 a decrease of $60,052, or 8.2% from $736,128 for the nine months ended March 31, 2013.  The gross profit margin of approximately 25.5% and 27.8% for the nine months ended March 31, 2014 and 2013, respectively. The decrease in gross profit was mainly due to the reduced government procurement demand for higher margin flowers during the nine months ended March 31, 2014, comparing to the same period of 2013.

Selling Expenses

Our selling expenses consisted primarily of salaries of amortization of the deferred assets, sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $25,723,977, or 16.0%, of net sales for the nine months ended March 31, 2014, as compared to $10,044,863, or 6.8% of net sales for the nine months ended March 31, 2013, an increase of $15,679,114, or 156.1%. The selling expenses of Gufeng were $986,548, or 1.4% of Gufeng’s net sales for the nine months ended March 31, 2014, as compared to $874,621, or 1.3% of Gufeng’s net sales for the nine months ended March 31, 2013. The selling expenses of Jinong for the nine months ended March 31, 2014 were $24,698,831, or 28.0% of Jinong’s net sales, as compared to selling expenses of $9,123,052, or 11.7% of Jinong’s net sales for the nine months ended March 31, 2013. Most of this increase in Jinong’s selling expenses was due to the amortization of $5,394,360 of the deferred assets related to assisting the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $11,368,835, or 7.1% of net sales for the nine months ended March 31, 2014, as compared to $7,381,015, or 5.0%, of net sales for the nine months ended March 31, 2013, an increase of $3,987,820, or 54.0%.  The increase in general and administrative expenses was mainly due to the related expense in the stock compensation awarded to the employees for fiscal year 2013.

Impairment of assets

During the quarter ended March 31, 2014, we determined that the fair value of Jintai’s assets held for sale less disposal costs was less than the carrying amounts of the assets and took an impairment charge of $1,659,729. The carrying value of the assets held for sale at March 31, 2014 was reduced to $10,060,219 which is fair value less disposal costs. There was no such impairment charge during 2013.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the nine months ended March 31, 2014 was $1,015,730; as compared to total other expense of $175,942 for the nine months ended March 31, 2013, an increase in expense of $839,788, or 477.3%. The increase in total other expense was mainly resulted from a decrease by $730,601 in other income, to $(120,877) during the nine months ended March 31, 2014, as compared to $609,724 during the nine months ended March 31, 2013 and a decrease in interest income by $120,353 or 51.2% to $114,675 during the nine months ended March 31, 2014, as compared to $235,028 during the nine months ended March 31, 2013.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $3,698,296 for the nine months ended March 31, 2014, as compared to $4,746,988 for the nine months ended March 31, 2013, a decrease of $1,048,692, or 22.1%, due to Jinong’s decreased net income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $2,752,026 for the nine months ended March 31, 2014, as compared to $2,010,416 for the nine months ended March 31, 2013, an increase of $741,610, or 36.9%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the nine months ended March 31, 2014 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the nine months ended March 31, 2014 was $21,263,325adecrease of $9,250,062 or 30.3%, compared to $30,513,387 for the nine months ended March 31, 2013. The decrease was attributable to the increase in selling expenses and the impairment charge related to the writedown of Jintai’s assets held for sale. Net income as a percentage of total net sales was approximately 13.2% and 20.7 % for the nine months ended March 31, 2014 and 2013, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2014, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). While each of the segments has its own annual budget with regard to development, production and sales.  Jintai is in its migrating process into Yuxing.

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

For Jinong, the net income decreased 24.5% by $6,576,020 to $20,317,816 for the nine months ended March 31, 2014 from $26,893,836 for the nine months ended March 31, 2013.

For Gufeng, the net income increased 39.2% by $2,294,076 to $8,142,956 for the nine months ended March 31, 2014 from $5,848,880 for the nine months ended March 31, 2013.

For Yuxing, the net income decreased66.6% by $548,682 to $275,229for the nine months ended March 31, 2014 from $823,911 for the nine months ended March 31, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2014, cash and cash equivalents were $23,887,359, a decrease of $51,144,130, or 68.2%, from $75,031,489 as of June 30, 2013.

The decrease in cash and cash equivalents was due to the incurrence of a deferred asset of $59,314,664 as of March 31, 2014, as advances by Jinong to the distributors in marketing the Company’s products with credit guarantee by Mr. Tao Li, Chairman and CEO of the Company.

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

 The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$1,281,974	$17,266,584
Net cash used in investing activities	(66,092,306)	(15,012,937)
Net cash provided by financing activities	13,212,900	2,943,885
Effect of exchange rate change on cash and cash equivalents	453,302	476,483
Net increase (decrease) in cash and cash equivalents	(51,144,130)	5,674,015
Cash and cash equivalents, beginning balance	75,031,489	71,978,630
Cash and cash equivalents, ending balance	$23,887,359	$77,652,645

Operating Activities

Net cash provided in operating activities was $1,281,974 for the nine months ended March 31, 2014; a decrease of $15,984,610, or 92.6% from cash provided by operating activities of $17,266,584 for the nine months ended March 31, 2013. The decrease was mainly attributable to the increase in accounts receivable and inventory balances during the three months ended March 31, 2014 to the same period in 2013. Jinong assisted its distributors in marketing to expand its competitive product advantage and market share during the three months ended March 31, 2014.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2014 was $66,092,306, an increase of $51,079,369, or 340.2% from $15,012,937 for the nine months ended March 31, 2013. During the nine months ended March 31, 2014, Jinong assisted its distributors in marketing to expand its competitive product advantage and market share by advancing them $64,964,848.

Financing Activities

Net cash provided in financing activities in the nine months ended March 31, 2014 was $13,212,900,comparing to $2,943,885 for the same period ended March 31, 2013, an increase of $10,269,015, or 348.8%. The increase was mainly attributable to the short-term loans borrowed by Gufeng from its local banks.

As of March 31, 2014 and June 30, 2013, our loans payable were as follows:

	March 31, 2014	June 30, 2013
Short term loans payable:	$28,856,940	$16,099,100
Total	$28,856,940	$16,099,100

Accounts Receivable

We had accounts receivable of $87,361,396 as of March 31, 2014, as compared to $85,323,442 as of June 30, 2013, an increase of $2,037,954 or 2.4%, which is mainly attributable to the increase in Jinong’s fertilizer sales as of March 31, 2014.

Allowance for doubtful accounts in account receivable for the nine months ended March 31, 2014 was $200,955, an increase of $78,680, or 64.3% from $122,275 as of June 30, 2013. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.22% as of March 31, 2014 and 0.29% as of June 30, 2013.

Deferred Asset

We had a deferred asset of $59,314,664 as of March 31, 2014, as compared to $0 as of June 30, 2013.  During the nine months we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products.   If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately.  The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had an inventory of $72,315,948 as of March 31, 2014, as compared to $34,511,167 as of June 30, 2013, an increase of $37,804,781, or 109.5%.  The principal reason for the increase is attributed to Gufeng’s increased inventory. As of March 31, 2014, Gufeng’s inventory was $55,661,286 as a result of the acquisition of raw materials at lower prices for the expected production and accumulation of finished goods. These products are expected to be sold and shipped during the fourth quarter of fiscal year of 2014.

Advances to Suppliers

We had advances to suppliers of $21,338,781 as of March 31, 2014 as compared to $20,224,206 as of June 30, 2013, representing an increase of $1,114,575 or 5.5%. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to feed the production. To build up the inventory, we typically make advance payment to the supplier to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak sales.

Accounts Payable

We had accounts payable of $3,036,980 as of March 31, 2014 as compared to $3,375,333 as of June 30, 2013, representing a decrease of $338,353, or 10%. The decrease was primarily due to the timing of vendor payments.

Unearned Revenue

We had unearned revenue of $6,371,128 as of March 31, 2014 as compared to $1,433,661 as of June 30, 2013, representing an increase of $4,937,467, or 344.4%.  The principal reason for the increase is due to Gufeng, which had $6,166,492 unearned revenue as of March 31, 2014,   largely attributable to the advancement deposits made by its clients for the following purposes: 1) reservation and storage for the coming plant season; and 2) locking up a lower price in anticipation of increased price while price of raw material tends to rise in February.

Tax Payable

We had taxes payable of $9,669,371 as of March 31, 2014 as compared to $25,728,759 as of June 30, 2013, representing a decrease of $16,059,388, or 62.4%. This decrease was mainly due to estimated tax payments exceeding the tax liability incurred during the nine months ended March 31, 2014.

Non-Cash Financing Activities

During the nine months ended March 31, 2014, we issued 118,778 shares of common stock to Mr. Tao Li, Chairman and CEO as repayment for $200,000 previously advanced to us and $325,000 in unpaid compensation.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated.

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

As of March 31, 2014, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in the RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2014, our accumulated other comprehensive income was $22,616,844. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2014 and June 30, 2013 was $28,856,940 and $16,099,100, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2014. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties to the securities class action held a mediation on March 7, 2013, which led to an agreement in principle to settle the case for a payment of $2.5 million by our insurers in exchange for a release of all claims against all defendants. Plaintiffs filed an upopposed motion for preliminary approval of the proposed settlement on March 19, 2014, and the court granted the motion on March 20, 2014. The court will hold a final approval hearing on the proposed settlement on July 22, 2014.

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

	By:	/s/ Tao Li
Date: May 12, 2014	Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2014	By:	/s/ Ken Ren
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

