Form 10-K
period 2014-06-30
China Green Agriculture, Inc.
filed 2014-09-15
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $78,733,161 as of December 31, 2013, based on the closing price $3.62 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on September 8, 2014 was 32,386,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after June 30, 2014 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2014

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to www.oanda.com, as of June 30, 2014, the last trading day in fiscal year ended June 30, 2014, the average of bid and ask rates is US $1.00 = 6.20509 yuan.

Unless otherwise specified in this Report, the "Company", "we," "us," "our," and the "Registrant" refer to (i) China Green Agriculture, Inc. (“Green Nevada”), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People's Republic of China (the “PRC”); (iv) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC, (v) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a variable interest entity of Jinong in the PRC; (vi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

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

Fertilizer business was our main business which produced approximately $229,917,266, $213,500,436, and $209,649,683, or 98.6%, 98.4 % and 96.4% of our total revenues for the years ended June 30, 2014, 2013 and 2012, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2014.

As of June 30, 2014, we sold our products through a network of 1,189 regional distributors covering 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for an approximately 15.4% of our fertilizer revenues for the fiscal year ended June 30, 2014, of which Sinoagri Holding Company Limited accounted for 6.9% of the total fertilizer revenues.

As of June 30, 2014, we developed 453 different fertilizer products. We conduct our research and development activities through Yuxing, Jinong’s VIE, which tests new fertilizers and grow high quality flowers, vegetables and seedlings for commercial sale. However, as reported in our previous annual and quarterly reports, we started to relocate Jintai to the facilities of Yuxing due to the deteriorated surrounding environment that caused the death and obsolescence of large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced. Jintai is in its migrating process into Yuxing as of June 30, 2014.

During the fiscal years ended June 30, 2014, 2013 and 2012, our revenues were $233,402,088, $216,897,956 and $217,524,205, respectively, and our net income was $24,783,821, $44,774,048 and $41,957,825, respectively.

Recent Developments

The Cooperation Agreement with Nestle(China) Co., Ltd.

We  entered a cooperation agreement (the "Agreement") with Nestle (China) Co., Ltd. ("Nestle China"), to jointly develop a direct sales program (the "Direct Program"), as a mutual effort to supply the Company's fertilizer products to coffee bean farmers in China on May 9, 2014.

Pursuant to the Agreement, the Company will provide fertilizer products to certified coffee bean farmers in Yunnan province, who sell beans to Nestle (China). In the Direct Program, coffee bean farmers can purchase fertilizer at a better price directly from the Company than an average retail price from the distributors in the fertilizer market. To be qualified for the Direct Program, the farmers, who sell coffee bean to Nestle (China), shall be certified by 4C association, the Common Code for the Coffee Community, a certification initiative in the coffee industry.

To purchase fertilizer in the Direct Program, participating farmers will make down payment toward the purchase price, and Nestle (China) will endorse the qualification of the participants for the Company. Pursuant to the Agreement, the Company will roll out the direct sales of its fertilizers to all certified farmers for Nestle (China) throughout China.

 The Company will also offer training sessions to the farmers to improve their use of fertilizer with best practice, and provide customer support to the farmers during the crop's growth. We are confident that our quality fertilizer products will attract more customers and drive our business to new progress in the future.

Xi’an Gem Grain Co., Ltd.

Xi’an Gem Grain Co., Ltd. (“Gem Grain”), a subsidiary of the Xi’an Techteam Investment Holding (Group) Co., Ltd, focuses on producing high-end private customized organic agricultural products and fresh agricultural products sales, was founded on March 2014.  Techteam Investment is a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company.

We are currently planning to accept organic grains and quality agriculture product from our fertilizer customers.  We will then sell such organic grains to Gem Grain.  Gem Grain has established more than 200 planting and breeding bases in the world, it requires the farmers in the bases to purchase the Company’s fertilizer, that will enhance our fertilizer sales.

Our History

The Company was incorporated under the laws of the state of Kansas on February 6, 1987 under the name Videophone, Inc.  The Company had no operations from December 1996 to December 2007.  In October 2007, the Company was reincorporated in the state of Nevada.  On December 26, 2007, the Company acquired all of the issued and outstanding capital stock from Green New Jersey, through a share exchange (the “Share Exchange”).  As a result of the Share Exchange, the Company owns 100% of Green New Jersey.  The Share Exchange occurred simultaneously with a private placement of $20,519,255 on December 26, 2007.

Green New Jersey was incorporated on January 27, 2007 under the laws of the State of New Jersey.  On August 24, 2007, Green New Jersey acquired 100% of the outstanding shares of Jinong, a company incorporated in the PRC on June 19, 2000.  On January 19, 2007, Jinong incorporated Jintai as its direct, wholly-owned subsidiary to be a research and development base for fertilizer products manufactured by Jinong.

After the acquisition of Green New Jersey, the Company changed its name to China Green Agriculture, Inc., effective on February 5, 2008. The trading symbol changed from DCOV.OB to CGAG.OB on the same day.

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

On March 9, 2009, the Company’s common stock was listed on the NYSE MKT, formerly known as NYSE Amex Equities under the trading symbol “CGA”. On December 4, 2009, the Company voluntarily ceased trading its common stock on the NYSE Amex Equities and transferred its listing to the New York Stock Exchange on December 7, 2009.  The Company’s ticker symbol remains “CGA”.

On July 2, 2010, the Company, through Jinong, consummated a transaction to acquire all equity interests of Gufeng and its subsidiary Tianjuyuan. As a result, Gufeng and Tianjuyuan became wholly-owned subsidiaries of Jinong and indirect subsidiaries of the Company.  Our principal executive offices are located at 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China  710065 and our telephone number is +86-29-88266368.  Our website address is www.cgagri.com. The Company routinely posts important information on its website.

Our current corporate structure is set forth in the following diagram:

Industry Analysis

Fertilizer Market in China

Influenced by sluggish demand in domestic and international fertilizer market, China’s fertilizer market is in downturn during this year. In terms of production, the output of fertilizer will reach another record high during the Fiscal Year 2014. However, large inventory of fertilizer guarantee no profits. The prices of raw material move down, so the price of fertilizer is hard to rise; in terms of domestic consumption, though grain price increased to some extent, the domestic consumption capacity is limited; as for export, international market is depressed continuously resulted from the declined export price. In this year, fertilizer industry is in downward trend as the profit is compressed again and the losses of enterprises are enlarged. Under the pressure of sluggish growth in fertilizer market, industrial restructuring, mergers and reorganization were frequently conducted in the industry, hence the number of enterprises continued to decline. At the same time, the production equipment and technological level was largely improved: coal-water slurry gasification technology, powdered coal pressure gasification technology, large sulfur-based compound fertilizer technology and beneficiation technology of mid-low grade phosphorite were widely used, while new fertilizer products such as slow controlled release fertilizer and microbial fertilizer has been rapidly developed and resulted in significant market expansion..

In 2014, China’s economy improved gradually. Since the risk of economic downturn still exists, the government has adopted various measures to maintain the growth and the Company needs structural adjustment and growth pattern transformation.

On the one hand, government’s support to agricultural production includes intensive agricultural investment, subsidies and minimum purchasing price raise for farm products. China has seen another bumper year of grain production, making 2013 the 10th year in a row of increase output, which supports fertilizer scale to remain high in 2014. The country has achieved 10 consecutive year of rising grain harvests since the founding of the People’s Republic of China in 1949. As the concentration of fertilizer industry is steadily improving, the influence on market from key enterprises have increased which helped to ease the weakened market volatility. On the other hand, the current oversupply problem is hard to relieve. Mechanism of Price reform for raw materials (such as coal, natural gas, sulfur phosphate ore, etc.) is accelerating, which casted pressure on production cost. Stricter export tariff policy is expected to last for long, and weak external economical situation may limit the operation and expansion of fertilizer enterprises in international market.

The interaction of the above factors complicated the situation in fertilizer market in 2014.The overall growth rate of this industry has continually slowed down and the market has fluctuated violently. The transformation for China’s fertilizer industry from quantitative growth pattern to qualitative growth pattern is irreversible. The centralization of production, high-end orientated product, service orientated marketing and market-oriented raw materials dominated the development in fertilizer market.

Organic versus Chemical Fertilizers

In general, fertilizer products are categorized into organic and chemical fertilizers. Organic fertilizers can be natural or developed artificially. Natural organic fertilizers include manure, slurry, worm castings, peat, seaweed, humic acid, brassin and guano. Artificial organic fertilizers include compost, blood meal, bone meal, humic acid, and are typically supplemented with other nutrient ingredients.  Chemical fertilizers normally are composed of synthetic chemicals such as phosphate and potassium compounds. The primary difference between organic fertilizers and chemical fertilizers is in the sourcing process of ingredients as the nutrient contents are largely the same.

 Over the past 20 years, the use of chemical fertilizers in China substantially increased, but years of use created unintended consequences for the agriculture industry—Agricultural products gradually lack certain minerals since Chemical fertilizers applied fell short of natural minerals which made soil infertile.

In addition, heavy use of chemical fertilizers would create "fertilizer burn", the over-fertilization of a single nutrient such as nitrogen. which dried roots and suspend crop growth due to the upset of balance in compound salts and soil acidification. Another drawback caused by chemical fertilizers is that soil are easily depleted by irrigation, rainfall and flooding.  In addition, the production of chemical fertilizers consumed a great deal of natural resources. For example, the production of synthetic ammonia, a common chemical fertilizer, consumes about 5% among the world’s natural gas consumption.

Organic fertilizers, on the other hand, improve the biodiversity and long-term productivity of soil. Organic nutrients increase the abundance of soil organisms by providing organic micronutrients. Unlike chemical fertilizers, organic fertilizer nutrients are diluted with better solubility. It requires less application on soil to reach the same result as of chemical fertilizers, which maintains soil fertility and avoid the runoff caused by components like soluble nitrogen and phosphorus. However, the composition of organic fertilizer is more complex and costly than chemical products.  As an alternative to pure chemical fertilizer use, farmers can also use inorganic fertilizer supplemented with small portion of organic fertilizers.

Since the 1980s, China has intensified the use of chemical fertilizers in order to increase crop yields.  While the increase in crop yield slowed down in recent years, the overuse of chemical fertilizers also caused many environmental issues ranging from water pollution to soil damage. As a result, the PRC government has been promoting the use of environmental friendly green fertilizers, such as humic acid-based organic compound fertilizers and mixed organic-inorganic compound fertilizers, because they provide crops with incremental yield by adding various nutrients essential to soil. Although being relatively new to farmers, the demand for these green fertilizers was increasing and we expect this trend to continue in the coming years.  Among other Asian and Southeast Asian countries we expanded business to, the PRC remained our principal market for organic compound fertilizers and related agricultural products.

The “Green Food” Industry in the PRC

The rise of the PRC industry for food free from pollutants or harmful chemicals, or “green food”, raise the demand for organic fertilizers. “Green Food”, the certificate for agricultural products promoted by Chinese Government, positioned between ordinary agricultural food from common farming practice and the organic food has two levels: “AA Green Food” and “A Green Food”. The “AA Green Food” standard indicates or equals to that of organic agriculture. Since the market for organic agricultural products in China has huge potential, it is forecasted that the increase of organic agricultural products consumption in China will exceed that of the average organic agricultural products consumption in the world in the next few years, and the market of Chinese organic agricultural products will reach RMB 24.8 billion-59.4 billion in 2015.

With the rapid development of organic food industry in China, an increasing number of companies have been entering into the green food sector to utilize market opportunities. In 1990, the PRC Ministry of Agriculture began to promote the production of green food; In 1992, the PRC Ministry of Agriculture established the China Green Food Development Center (CGFDC) to supervise the development and management of green food at the national and provincial levels in the PRC; In 1993, the PRC Ministry of Agriculture established regulations for green food labeling; In 1996, a trademark for green food was registered and put into use in the PRC.

Crops grown with the use of our products are qualified for “AA Green Food” certificate.  As mentioned above, the “AA” rating indicates that the crops contain minimal chemical residue from fertilizers.  Although our products are not qualified for the “AA Green Food” certificate, they are (except for the products from “Gufeng”) certified as “Green Food Production Material” by the CGFDC.

 According to the statistics from the CGFDC, China's annual output of green food reached 15 million tons in 2008.  However, the domestic consumption level remains relatively low, comprising approximately 3% of the market share of food commodities.  The low consumption level is primarily due to: (i) small scale of production of green food; (ii) lack of consumer awareness of green food and (iii) the presence of counterfeit green food products that adversely affect consumers’ purchase.

As described by the CGFDC, the development strategy for China’s green food industry are as follows: first, maintain high quality standards and focus on developing key products; second, promote and facilitate the industrialization of green food; third, implement an integrated development strategy emphasizing producers, production base and farmers; fourth, accelerate the pace of development with the aid of the government; and fifth, to carry out an international development strategy aimed at promoting exports.

According to the Investment and Forecast Report on China Green Food Industry 2012-2016 by Research in China, a Chinese market research company, the green food industry is a high growth industry with significant investment potential.  According to the report, leading green food producers will experience huge growth when they achieve national and provincial agricultural industrialization with the supports of favorable government policies and tax breaks.

Growth Strategy

We believe that our increased production capacity and our research and development capability positioned us to benefit from the anticipated growth of the PRC fertilizer market.  We expect to expand sales and grow revenues through the following strategies:

● Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our portfolio of fertilizers includes 453 products. In the future we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

● Capitalize on Synergies Created by Research and Development Efforts. In connection with the construction of Yuxing’s research and development center, we have established 98 sunlight greenhouses and six “intelligent” greenhouses. We expect the Yuxing facility to help us shorten the fertilizer market cycle by providing an advanced testing field for new products which are manufactured by Jinong. In addition, by making efforts in research and development, we expect to simultaneously facilitate the production of superior agricultural products, such as flower bulbs, flowers, fruits and vegetables, which would eventually increase revenues.

● Develop new advanced high efficient fertilizers. The new fertilizer products represented by slow controlled-release fertilizer, microbial fertilizer and others, developed rapidly with high market expansion. Gufeng has signed a cooperation agreement with Anhui Diyuan Biological Technology Co., LTD (“Anhui Diyuan”) to produce the “Tianjuyuan” controlled-release fertilizer. The objective is to provide Gufeng with fertilizer agent supplied by Anhui Diyuan to improve the control release effectiveness when producing controlled-release compound fertilizers. In the agreement, Chinese Academy of Sciences (“CAS”) and Anhui Diyuan authorized Gufeng to refer to CAS and Anhui Diyuan’s name in marketing related fertilizer products. We expect that Gufeng’s controlled-release compound fertilizer will stay an advantageous position in the market.

Products

 Our principal products are our fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We manufacture and sell 453 fertilizer products from humic acid-based fertilizers to compound fertilizers. In addition, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale.

Fertilizer Products

Fertilizer business is our main business, which produce approximately 98.6% of total revenues. Fertilizers are produced and sale through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China.  Humic acid is a complex with natural, organic ingredient essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilize soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

In nature, humic acid improves soil structure and aeration, nutrient absorption and water retention.  It also increases soil’s buffering capacity against fluctuations in PH levels, and reduces soil crusting and erosion from wind and water as well as radical toxic pollutants. Humic acid promotes the developing of root systems, seed germination and overall plant growth.  It also enhances health, resilience and overall appearance of plants.  We believe there is no synthetic material currently known to match humic acid's effectiveness and versatility.

The pure humic acid used in our fertilizers is distilled and extracted from weathered coal by way of alkaline digestion and acid recrystallization. Our Jinong fertilizers are principally used as a foliar fertilizer (a liquid, water soluble fertilizer applied to a plant’s foliage by a fine spray so the plant absorbs the nutrients through its leaves), through spraying directly on soil or injecting into the irrigation systems.  Benefits of using our products are to stimulate the growth and yield of plants, protecting them from drought, disease and temperature damages while improving soil structure and fertility.

Gufeng and Tianjuyuan produce compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer. Gufeng sells its products under four brands: “KEBA”, “Mei Er An”, “Huang Cheng Gen” and “SPR HOP”, which are all registered trademarks in the PRC. Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” which are both PRC registered trademarks.

We have a multi-tiered product line of 453fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2014, 2013 and 2012, we earned $229,717,266, $213,500,436 and $209,649,683, respectively, in gross revenues from sales of our fertilizer products, representing 98.6%, 98.4% and 96.4% of our total revenues for such periods.  Gufeng and Tianjuyuan manufacture a total of 328fertilizer products. 56.4% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 43.6% from compound fertilizer for the fiscal year ended June 30, 2014.

Agricultural Products

Our subsidiary, Yuxing, Jinong’s VIE produce top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. Due to the relocation, Jintai had no revenue since the quarter ended June 30, 2012, and is now in its final stage of merger into Yuxing. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2014, 2013 and 2012, were 3,684,822, $3,397,520 and $7,874,522, respectively, representing 1.6%, 1.6% or 3.6% of our total revenues, respectively.

Yuxing was originally established to be the research and development base for humic acid fertilizers produced by Jinong. By simulating the growing conditions and cycles of various plants, such as flowers, vegetables and seedlings, Yuxing regularly conducts experimental testing to enhance the efficacy of our new fertilizers.

Fertilizer Manufacturing Process

Our production lines employ scientifically-designed production procedures and strict quality control systems to ensure high quality in our products. These production lines are fully automated and ran by a central control system with minimal manual input by technicians. The machinery and vats for the line are supplied by a local medical machinery manufacturer and the automatic control systems were developed by us. Our access management system protects the proprietary ingredient mixes from any unauthorized use at all time.  Our computer server is connected to the electronic scales on each of the material input bins to ensure that the exact quantity of each elements or ingredients is delivered correctly, thus maintain product quality and reduce waste. Our production line producing liquid fertilizer and powered fertilizer is centrally controlled by a wireless panoramic audio and video monitoring system that allows connectivity with mobile terminals such as cell phones.

In Jinong, we operate a 6,495 square meters (69,911 square feet) production facility that manufactures liquid fertilizer products and a 13,803 square meter (148,576 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers. Jinong’s total annual production capacity of these facilities is 55,000 metric tons.

In Gufeng and Tianjuyuan, we operate eight manufacturing facilities located in No. 6 Mafang Logistics Park, Pinggu, Beijing. These facilities produce various kinds of fertilizers and have a total annual production capacity of 500,000 metric tons.

The manufacturing techniques utilized by Gufeng include extruder granulation, rotary drum steam granulation, urea-based spraying granulation and resin-coated sustained release, which enable Gufeng to effectively meet the production requirements of all different compound fertilizers.  To ensure high quality, Gufeng and Tianjuyuan employ strict quality controls from the raw materials purchases to the products sales to end users.

We produced and sold a total of approximately 316,450 metric tons of fertilizer products during the fiscal year ended June 30, 2014.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as our principal raw material because it is abundant with the price of approximately $111.5 per metric ton including delivery.  We have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier for the abundant and high-quality weathered coal in Inner Mongolia Autonomous Region. We do not have any purchase volume commitment pursuant to our supply agreement with Tianlibao, which is renewable on a monthly basis.

In addition to weathered coal, we also use approximately 50 different components in our production process, including elements such as sodium, calcium, zinc, iron and potassium, all of which can be readily obtained from local markets.  We utilize spectral analysis technology to select raw materials with the best quality, and we have specially-trained buyers to ensure the consistency of raw materials procured.

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid and NPK (nitrogen, phosphorus and potassium) related compounds such as amide and hydronitrogen. Beijing Dongqi Trade Centre and Beijing Baohenongxiang Agricluture Co. Ltd. are the primary suppliers for raw materials to Gufeng, accounting for approximately 17.5% and 16.2%, respectively, of Gufeng’s total purchase for the fiscal year 2014. However, the loss of either of these suppliers would not cast a material adverse effect on our business. We do not believe there is any material risk of losing these suppliers during the next 12 months.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is readily available for purchase from manufacturers in Shaanxi, Beijing, Shandong and Zhejiang provinces.

Agricultural Products

The plants that generate our top-grade flowers and multi-colored seedlings are mainly planted and cultivated in research and development facilities maintained by Yuxing. We purchase seeds of green vegetables and fruits from agricultural companies, such as Rijk Zwaan Company which imports the seeds from foreign markets including Holland. We cultivate our agricultural products by applying fertilizers produced by Jinong.

Inventory

For our fertilizer products, our efficient production methods allow us to maintain low inventory levels, which keep inventory costs down. We purchase raw materials and packaging materials based on real demands. Products are shipped directly to distributors after production in response to orders we received. We normally carry finished goods up to one week and do not maintain any work-in-process.

For our agricultural products, we maintain approximately one month’s inventory because we need a significant amount of agricultural products to serve as our product testing base for research and development purpose.

Return Policy

The Company only accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2014, the Company did not experience any significant returns.

Backlog

As of June 30, 2014, we had a backlog of orders in the amount of $5,359,200 as compared to $1,009,962, $221,760, and $211,540 in backlog orders as of June 30, 2013, 2012 and 2011.

Seasonality

The peak season to sell fertilizer products was from January through June. However, during the fiscal year ended June 30, 2014, Jinong did not experience seasonal variation with respect to its fertilizer sales since approximately 50.7% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Gufeng’s sales of compound fertilizer has undergone significant seasonal variation in China. Correspondingly, the purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, when the raw material price is low, Gufeng still places larger orders for raw material as its export business offset the seasonality when exportation made to southern Asia, such as India, where their selling are on corresponds to the non-peak season in China.

The peak selling season for our agricultural products is from October till March the next calendar year, namely our second fiscal quarter (fall) and the third fiscal quarter (winter). This was primarily due to the strong demand for high-end fruits and decorative flowers during the holiday seasons.  However, Yuxing did not have seasonal variation problem during the period from October 2013 through March 2014, it generated approximately 1.9 million, or 50.7% of our annual sales of agricultural products.

Marketing, Distribution and Customers

Overview

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China. For the fiscal year 2014, the following five PRC provinces, collectively accounted for 57.2% of our total fertilizer revenue: Shaanxi (19.5%), Beijing (13.2%), Hebeig (10.9%), Heilongjiang (7.3%) and Shandong (6.3%). We believe this geographically diverse distribution greatly helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for exportation through contracted distributors in foreign countries, including India and Ghana. Total revenues from exported products accounted for approximately 0.1% of our total fertilizer revenues in fiscal 2014.

FY2014 Export Details

Export to	Subsidiary	Type	Amount ($)
India	Gufeng	40% humic acid organic/inorganic fertilizer	0
India	Jinong	Liquid Fertilizer	129,351
India	Jinong	Solid Fertilizer	196,572
Total			325,923

Our agricultural products are distributed through various channels in Shaanxi Province and other provinces. Decorative flowers are usually sold through our fertilizer distributors to end-users such as flower shops, luxury hotels and government agencies. Fruits and vegetables are sold to high-end supermarkets and upscale restaurants. Seedlings are sold primarily to departments of city planning.

A multi-tiered product strategy allows us to tailor our fertilizer products to the needs and preferences of the various geographic regions in China. Our fertilizers can be tailored to different crops grown in varying climate and soil conditions.  For example, climate and rainfall conditions in Southern and Eastern China allow farmers to grow high margin crops such as fruit and seasonal vegetables. As a result, these farmers are willing to invest in expensive and specialized fertilizers. In contrast, we market low-cost fertilizers to farmers in the Northwest areas of China due to the inclement weather.

Our research and development capabilities allows us to tailor products to meet specific farming needs in considering different factors such as crops species, humidity, weather and soil conditions.

Marketing

Our marketing staff is trained to closely work with distributors and customers, including retailers and farmers, providing professional advice on customizing our products to customer needs and offering agricultural knowledge and other extensive customer support. In addition, our employees educate and communicate with distributors and customers by regularly organizing training courses on new agricultural techniques.

Compared with industry norms, we believe our product development cycle of three to nine months is relatively short.  Through our regular collection of market data, including growth records of a variety of plants cultivated in different soil and climate conditions, together with feedbacks from our end-users, we are able to conduct nationwide market analysis, ascertain new product needs, estimate demand and customer demographics and develop new products tailored to current market needs.

Although we utilize television advertisements and mass media, the majority of our marketing efforts are conducted through joint activities with distributors.  Our sales and marketing staff works with and trains distributors and retail clients through lectures and interactive meetings. We emphasize the technological components of our products to end-users to help them understand the differences in products and how to effectively use them.  Word-of-mouth advertising and sample trials of new products in new areas are also essential components of our marketing efforts. In addition, we have established nationwide telephone hotlines to answer questions and have constructed an SMS text message platform to have real-time interaction with customers.

Our best-selling fertilizers, based on revenues for the fiscal year ended June 30, 2014, are listed below:

Ranking	Product Names	Volume (Tons)	Revenues (USD)	Percent of Fertilizer Sales
1	Organic/Inorganic Compound Fertilizer (humicacid) NPK46%	977,32	43,663,406	19.0%
2	Compound Fertilizer NPK40%	103,052	36,908,795	16.1%
3	Organic/Inorganic Compound Fertilizer (humic acid) NPK45%	20,039	8,512,339	3.7%
4	Organic/Inorganic Compound Fertilizer (humic acid) NPK48%	13,277	6,505,842	2.8%
5	Organic/Inorganic Compound Fertilizer (humic acid) NPK50%	7,963	5,231,858	2.3%

Fertilizer Products

The fertilizer product market in China is highly fragmented.  Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2014, we sold our products through a carefully constructed network of about 1,189 distributors covering 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.

The distributors sell our products to the smaller, local wholesale and retail outlets who then sell to the end-users, typically farmers. We do not grant provincial or regional exclusivity because there is currently no single distributor sufficiently dominant to warrant exclusivity. We enter into non-exclusive written distribution agreements with chosen distributors that demonstrate their ability in regional sales networks. The distribution agreements do not dictate distribution quantity because changes in weather and local market could dramatically affect sales quotas.

For the fiscal year ended June 30, 2014, sales to our top five distributors accounted for approximately 15.4% of our fertilizer product revenue, of which Sinoagri Holding Company Limited accounted for 6.9% of the total fertilizer revenues. As we do not depend on any particular customers, we believe that the loss of single customers would not have any significant effect on our business.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. Our top-grade flowers are mainly distributed through our fertilizer distribution network; Our green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products for the fiscal year ended June 30, 2014. Yuxing’s customers accounted for approximately 34.9% of the total revenues from Yuxing’s agricultural products.

Ranking	Customer Name	Amount (USD)	Percentage of Yuxing's sales
1	Xi’an Heyi Flower Co., Ltd.	$405,268	11.0%
2	Xi’an ZiheyuanlinJingguan Co., Ltd.	$369,428	10.0%
3	Xi’an HujiamiaoWanguohe Co., Ltd	$200,884	5.5%
4	Xi’an YantaHongbo Flower Co., Ltd	$156,130	4.3%
5	Li Mingtao	$151,466	4.1%

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces. These marketing programs consist of: (i) establishment of Company directly-owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base to be designated as "China Green Agriculture Authorized Retailers".  Under the Pilot Program, we currently have one directly-owned store operating in Shaanxi Province, with each store having an assigned territory in order not to compete with other existing distributors.  Since the launch of the Pilot Program in January 2010, we have worked closely with our existing distributors who designate over 26,175 retailers, namely the “China Green Agriculture Retailers” for fiscal year ended June 30, 2014. We have entered into agreements with these retailers to prominently display "China Green Agriculture Authorized Retailer" on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores. In addition, we provide the retailers with educational materials on proper product use and billboard ads with our product logo to attract target farmers.

Research and Development

We conduct the bulk of our research and development activities through Yuxing. As mentioned elsewhere in this Report, Jintai is in the process of relocating to Yuxing’s site which would eventually merge into Yuxing. Through these subsidiaries, we cultivate high-quality flowers, green vegetables and fruits in our own greenhouses and sell them to various end-users, including airlines, hotels and restaurants.  Yuxing operates advanced research and development facilities that: (i) provide testing and an experimental data collection base for new fertilizers produced by Jinong by simulating the growing conditions and development stages of a variety of plants, such as flowers, vegetables and seedlings, (ii) increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share. In addition, our research and development capabilities allow us to develop products tailored to specific farming needs generated by different crop species, humidity, weather and soil conditions.   Flowers, fruits and vegetables grown from experimental testing of Jinong’s humic acid compound fertilizers are of high quality and are sold to local supermarkets and airline companies.

The capital expenditure and other payments on Yuxing’s construction were approximately $927,153, $1,037,272 and $3,948,849 for the fiscal year ended June 30, 2014, 2013 and 2012, respectively. Upon completion, we expect the research and development center to help expanding our output of high quality agricultural products for commercial sale while providing an advanced testing field for new products.  The new facility will continue to enhance our capability to produce more products while shortening the development cycle, thus increase revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2014, we sold approximately $3,684,822 of these agricultural products.

	FY2014	FY2013	FY2012
Machines, Buildings and Equipment	$878,270	$968,858	$8,695,269
Land Use Right	$-	$-	$-
Advanced Payment	$-	$-	$-
Construction in Progress	$48,883	$68,414	$(4,746,420)
Total	$927,153	$1,037,272	$3,948,849

The research and development costs in Jinong for the fiscal year 2014, 2013 and 2012 are illustrated as the following:

	FY2014	FY2013	FY2012
Freight Expense	$1,011	$1,875	$1,700
Travel Expense	$4,514	$5,999	$7,753
Salary	$58,140	$60,792	$68,252
Experiment and Testing	$86,595	$273,767	$231,777
Other	$7,105	$12,967	$3,915
Total R&D Expense for Jinong	$157,365	$355,400	$313,397

The research and development costs in Gufeng for the fiscal year 2014, 2013 and 2012 are illustrated in the table below:

Item	FY2014	FY2013	FY2012
Raw material	$46,869	$658,212	$1,446,165
Manufacturing Cost	$1,949	$11,987	$25,988
Experiment and Testing	$97	$1,075	$2,363
Labor Cost	$974	$5,974	$11,813
License fee	$0	$1,195	$2,363
Total R&D Expense for Gufeng	$49,889	$678,443	$1,488,690

While Yuxing does not incur research and development cost directly from their production activities, they conduct field tests in their field and experimenting facilities for Jinong and Gufeng’s trial fertilizer products. Thus, certain costs, such as leases of the related facilities, depreciation of the related facilities and equipment for research and development use, and other miscellaneous expenses can be attributed to the Company. Leases and depreciation of related facilities and equipment over past three fiscal years in Jintai and Yuxing, are illustrated below:

	FY2014	FY2013	FY2012
Facility Lease in Jintai	$0	$0	$1,291,834
Depreciation in Jintai	$0	$0	$129,004
Depreciation in Yuxing	$0	$0	$402,428

In summary, as illustrated by the summary table below, for Jinong, Gufeng, Jintai and Yuxing, the Company bears research and development costs as incurred. For the years ended June 30, 2014, 2013 and 2012, research and development costs were $1,009,501, $1,009,501 and $3,625,352 respectively.

	FY2014	FY2013	FY2012
Jintai	$0	$0	$1,420,838
Yuxing	$0	$0	$402,428
Jinong	$157,365	$331,058	$313,397
Gufeng	$49,889	$678,443	$1,488,690
Total	$207,254	$1,009,501	$3,625,352

New Products

With our strong and advanced research and development capabilities, we have developed 453 products and continued to develop new products. During the fiscal year ended June 30, 2014, we developed 16 new products, which contributed $953,193 to our sales revenue for the period.

Among the new products we introduced in fiscal year 2014, there are several powder fertilizers, liquid fertilizers and compound fertilizers.

In addition to developing new fertilizer products, we also developed soilless seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

Trademark	Registration Number	Valid term
KEBA	No.760379	August 14, 2005 to August 13, 2015
Huang Cheng Gen	No.5219720	June 28, 2009 to June 27, 2019
Mei Er An	No.1508004	January 21, 2011 to January 20, 2021
KEBA	No.10045980	December 07, 2012 to December 06, 2022
KEBA	No.10046405	December 14, 2012 to December 13, 2022

KEBA	No.10045898	March 07, 2013 to March 06, 2023
KEBA	No.10046344	March 07, 2013 to March 06, 2013
AGR GFJ	No.3320281	May 28, 2014 to May 27, 2024
SPR HOP	No.3320282	May 28, 2014 to May 27, 2024
T.J.Y	No.3320283	May 28, 2014 to May 27, 2024

We hold the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

A registered trademark is protected in China for a term of 10 years, and is renewable for another 10 year term under the PRC trademark law, as long as the renewal application is submitted to the PRC Trademark Offices within 6 months prior to the expiration of the previous term.

Listed below are Jinong’s three patents for a fertilizer formulation and a proprietary production line and manufacturing processes.

Patent/Pending Patent Application	Type of Patent	Patent No. /Application No.	Inventor’s Name and Patent Holder	Date of Application	Date of Publication and Term
Patent: Production facility of Humic Acid Products	Utility Model Patent	Patent No.: ZL 2007 20031884.2	Inventor: Tao Li Patent Holder: Jinong	May 29, 2007	May 14, 2008; 10 years
Patent: Method and recipe of the water soluble humic acid fertilizers	Utility Model Patent	Application No.: ZL200710017334.x	Applicant: Jinong	February 1, 2007	November 24, 2010; 20 years
Patent: Production method of Organic Fertilizer	Utility Model Patent	Application No.: ZL201110282544.8	Applicant: Jinong	September 22, 2011	December 4, 2013; 20 years

The PRC Patent Law was adopted by the PRC National People's Congress in 1984 and was subsequently amended in 1992 and 2000. Under the PRC Patent Law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. Both of our registered patents are all utility patents. Any use of our patent without consent or a proper license from the us constitutes an infringement of patent rights.

In addition to trademark and patent protection in China, we also rely on contractual confidentiality provisions to protect our brand and intellectual property rights. To safeguard these rights our research and development personnel and executive officers are subject to confidentiality agreements. They are also subject to a non-compete covenant following the termination of employment. They also agree that all work products belong to us.  Moreover, we take steps to limit the number of personnel involved in the production process and, instead of disclosing fertilizer ingredients to employees, we refer to the ingredients by numbers.

Competitive Strengths

We believe our products possess the following competitive advantages which enable us to compete in the PRC fertilizer market.

 Nation-wide sales network.  In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 1,189 distributors nationwide across 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development.  Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we are able to reduce costs without sacrificing accurate results.  During the fiscal year ended June 30, 2014, we generated approximately $3,684,822 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligence greenhouses over an 88-acre parcel of land in connection with Yuxing's pending research and development center, which expands output of high quality agricultural products for commercial sale while providing an advanced testing field for new products.

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

Gufeng and Tianjuyuan have a total of 20 employees in research and development.  They have independently developed seven technologies:

(1) Drying fan for urea-based compound fertilizer;

(2) Heat balance control system for flexible compound fertilizer;

(3) Automatic control system for the anti-block of compound fertilizer;

(4) Water control technology for low nitrogen, low potassium and high phosphorus compound fertilizer;

(5) Manufacturing technology for salt-alkaline resistance and soil improvement of compound fertilizer(The company had won the third prize for “Progress in Science and Technology in Pinggu District Beijing” with this technology);

(6) Manufacturing technology for compound HA fertilizer with high density (NPK ≥ 51%);

(7) Manufacturing technology for the sustained release of blending and compound fertilizer

While we believe our greenhouse facilities provide us with a competitive advantage over the competitors, some of them may still have better understanding in certain local markets where they successfully marketed products over a period of time and have developed specifically formulated fertilizers for local plants, soil and climate conditions.  To enhance our competitiveness, we will seek to diversify our fertilizers to benefit a wider range of plants and soil conditions.

Well-known Brand. We believe customers have strong brand recognition and would make purchase decision accordingly. “Jinong”, “KEBA” and “T.J.Y” are registered trademarks and are well recognized by end users; in addition, certain large national fertilizer traders, such as Sinoagri Holding Company Limited, one of the largest domestic fertilizer traders in China, had strong brand preference for Gufeng’s fertilizer products. Gufeng sells its products under four brands, namely “KEBA”, “Meier’an”, “Huangchenggen” and “SPR HOP”. Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” The primary products sold under the Gufeng and Tianjuyuan brands include orgainc/inorganic compound fertilizer (humic acid) with NPK ≥ 40%, and organic /inorganic compound fertilizer (humic acid) with NPK ≥ 48%.

Automated Production Line and Process.  All of Jinong’s major production procedures are controlled by a centralized computer system only accessible for authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bins. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2014, Jinong’s highly advanced production lines manufactured a multi-tiered line of 125 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other is capable of producing liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

Competition

Fertilizer Products

Based on our internal estimates, there are approximately 2,000 organic fertilizer manufacturers in China with no discernible market leaders in the sector.  We believe our competitors are currently comprised of approximately 90% small-sized local manufacturers and 10% large national manufacturers such as Yongye International, Inc. We believe we are among the largest national fertilizer manufacturers.

Gufeng’s primary competitor is Stanley Fertilizer Co., Ltd. (“Stanley”), a compound fertilizer manufacturer based in Linyi, Shandong Province, which was listed on Shenzhen Stock Exchange (China) in June 2011. Stanley manufactures various kinds of compound fertilizers and tailored fertilizers which were in direct compete with Gufeng.

The smaller competitors of ours are generally producers of amino acid compound fertilizers which are very price competitive.  However, lacking of adequate quality or process control technologies, these companies always sell products with inconsistent quality.

The Chinese fertilizer market has been fully opened to foreign companies since China’s entry into the World Trade Organization in December 2006.  Accordingly, the PRC government has increased its fertilizer import quota and, since January 2007, has reduced the import tariffs on foreign fertilizer to 1%.   However, foreign fertilizers are generally more expensive than PRC manufactured fertilizers and are not customized to soil conditions influenced by China’s diverse climate and terrains.

Agricultural Products

The competitive market of our agriculture products varies among our three main products: Top-grade flowers, green vegetables and fruits, multi-colored seedlings.

Top-grade Flowers:   The main competitor to our flowers and flower seedlings is Sanyi Agriculture Technology Co., Ltd. (Beijing). We believe that our flower products have comparative advantages in terms of the advanced technologies we apply, the superior species of the seedlings we select and the efficiency and stability due to strict quality control.  In addition, our greenhouse facilities enable us to produce flower seedlings year-round.

Green Vegetables and Fruits:  Our competitors are primarily the vegetable planting centers and planters in Shaanxi, Shandong and Gansu provinces that produce vegetables such as cucumbers and peppers. With the aid from our green fertilizers that improve soil conditions and limit bacterial growth, our competitive advantage lies in the advanced greenhouse facilities which contribute to the pollution-free end products.

Multi-colored Seedlings:  In the market of Multi-colored seedlings, one of our main competitors is Kunming Anthura horticulture Co. Ltd.  Our products, primarily red photinia serrulata, are imported from other countries with high survival rates.

Employees

We had a total of 454 full-time employees, of which 104 are employed by Jinong, 94 are employed by Yuxing, 256 are employed by Gufeng and Tianjuyuanas of June 30, 2014.

None of our employees are under collective bargaining agreements. We believe we maintained a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in retaining our employees or recruiting staff for our operations.

Government Regulation

Our business operations are subject to various laws, including environmental, health and workplace safety laws issued by governmental agencies on the provincial and state levels. Business and company registrations, along with the products, are monitored through the issuance of licenses and certificates including the following:

● “Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all of our fertilizer products are certified by the CGFDC as “Green Food Production Material”. Currently, the CGFDC provides two different certifications within the green food industry: "Green Food Certification" granted to edible foods, and "Green Food Production Material Certification" granted to production materials such as our fertilizers. A “Green Food Production Material Certification” was issued to Jinong on March 2012 and will expire in March 2015. The certificate is renewable with an application within 90 days prior to the expiration.

● Operating license. Our operating license enables us to (1) undertake research and development, production, sales and services of humic-acid liquid fertilizer, (2) sales of pesticides, and (3) export and import of products, technology and equipment. Jinong’s license (Registration No. 610000100003655) is valid until August 8, 2057, and the license is renewable. Gufeng and Tianjuyuan maintain valid operating licenses with expiration day on August 1, 2043 (for the license with Registration No. 110000008250498) and August 7, 2021 (for the license with Registration No.110117003157142), respectively.

● Fertilizer Registration. Fertilizer registration is issued by the Ministry of Agriculture of the PRC and is required for producing fertilizers. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling; Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which, if granted, is valid for five years, and thereafter must be renewed every five years. Jinong currently holds 5 interim fertilizer registration certificates and 11 formal fertilizer registration certificates. Gufeng and Tianjuyuan hold 39 interim fertilizer certificates and over 300 formal certificates.

As of the date of this Report, we believe we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required to conduct our businesses and operations.

ITME 1A.       RISK FACTORS

Investing in our securities involves risk. Before making an investment decision, you should carefully consider the following information about these risks, together with the other information contained in this Report. Our business, results of operations or financial condition could be adversely affected by any of these risks, which could result in a decline in the market price of our securities, causing you to lose all or part of your investment.

Risks Related to Our Business

The industry in which we do business is highly fragmented and competitive and we face competition from numerous fertilizer manufacturers in China and elsewhere.

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies and it is possible that these competitors have better access in certain local markets an enhanced ability to customize products to particular regions and better established local distribution channels. We also compete with a few large PRC national competitors, such as Yuntianhua Group Co., Ltd and Yongye International, Inc. Although we have advanced automated humic acid-based fertilizer production lines and green house supported research and development centers, we cannot assure you that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization has led to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced by the local Chinese manufacturers. If they are localized and become familiar with fertilizers we produce, we may face additional competition. If we are not successful in our research, development and production of new products and/or in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which might have a material adverse effect on our business, financial condition, results of operations and share price.

Our major competitors may be able to endure downturns in our industrial sector more than we are. When facing reduced demand for our products, we can either choose to maintain market share by reducing selling prices to meet competition, or to maintain the prices while sacrificing a portion of market share. The overall profitability would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter into our existing markets, or that we will be able to compete successfully against existing or new competitors.

If we are unable to design, manufacture, and market fertilizer products in a timely and efficient manner, we may not remain as competitive.

A lot of our fertilizer products are characterized by short product development cycles as they target at the unique climate and soil conditions where our customers are located.  Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop new and/or improved fertilizer products that cater to customer needs.  New fertilizers may not be easily developed. As a result, we may experience performance difficulties, which may result in delays, setbacks and cost overruns.  Our inability to develop and offer new and/or improved fertilizer products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at a desired rate.

Our proprietary fertilizer formula may become obsolete or be unintentionally disclosed to competitors, which could materially adversely affect the competitiveness of our future fertilizer products.

Our proprietary fertilizer formula is the base for producing our fertilizer. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supplying existing humic acid fertilizer products and by developing new products on a timely basis that keep pace with evolving industry standards and changing customer requirements. If our proprietary formula becomes obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we have entered into confidentiality agreements with key employees, we cannot assure you that if there is a breach of such agreement by an employee, we would not lose any competitive advantage that we currently have with respect to our proprietary fertilizer formula.  If we are forced to take legal action to protect our proprietary formula, significant expense will incur and a favorable outcome can not be guaranteed.

If our warehouse selling and credit sales of certain fertilizer products continue to increase and we fail to collect the accounts receivables that are due in a timely manner, our financial condition and results of operation may be materially adversely affected.

We had accounts receivable of $88,781,608 as of June 30, 2014, as compared to $85,323,442 and $62,001,158 as of June 30, 2013 and 2012, respectively, an increase of $3,458,166 and $23,322,284, or 4.1% and 37.6% year over year. The increase was primarily due to the increased credit sales of Gufeng’s fertilizer products and the aggressive marketing of Jinong’s humic acid fertilizer products including liquid and powder fertilizers.. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 54.2% of its revenues with its largest distributor accounted for 26.1% of the total revenues for the fiscal year of 2014. Jinong’s top five distributors accounted for 31.2% of its fertilizer revenues for the fiscal year ended June 30, 2014. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it would adversely affect our results of operations.

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

Jinong is the holder of three registered patents. The first patent is a fertilizer formulation named “Method and Recipe of the Water Soluble Humic Acid Fertilizers”. The second patent, “Production Facility of Humic Acid Products”, relates to our proprietary production line and manufacturing processes in the PRC. The third patent is “Production Method of Organic Fertilizer”. Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will defense us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

If we need to initiate litigation or administrative proceedings, such actions may be costly and may divert management attention as well as consume other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as that in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing court judgments in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation.

If we infringe on the intellectual property rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to humic acid fertilizer production technology and related devices and machine patents involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability including damage awards to third parties, require us to seek licenses from third parties (which may not be available on commercially reasonable terms, if at all), to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand in a timely manner, which could result in the loss of customers and net sales or could result in a lower profit margin for us.

Jinong is supplied with approximately 50 different types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and applied to the manufacturing of our products.  Although there are numerous weathered coal suppliers available in market, we have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of the abundance and high quality of weathered coal in the Inner Mongolia Autonomous Region. Our supply agreement with Tianlibao is renewed on a monthly basis. If Tianlibao does not intend to renew the supply agreement with us for any reason, or if there are any business interruptions at Tianlibao and we are unable to locate an alternative supplier in a timely manner or on the same terms, we may not be able to meet customer demand of humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers during the transitional period, which may result in the loss of customers and net sales or we may not be able to keep our profit margin as before for our humic acid-based fertilizers.

Gufeng and Tianjuyuan are supplied with over fifty types of raw materials from a diversified pool of suppliers. Neither Gufeng nor Tianjuyuan are dependent on any single supplier for its raw materials; however, if we experience a significant increase in demand or if we need to replace any of these suppliers, we cannot be assured that the adequate supply of raw materials or a replacement supplier will be acquired in a timely manner to avoid any material adverse effect on our business operations and financial condition.

Any significant fluctuation in our production costs may have a material adverse effect on our operating results.

The prices for the raw materials and other inputs to manufacture our fertilizer products are subject to market forces largely beyond our control, including the price of weathered coal, our energy costs, mineral and non-mineral elements, and freight costs. The costs for these inputs may fluctuate significantly based upon changes in the economy and markets. Although we may pass any increase of such costs to our customers, in the event we are unable to do so, we could incur significant losses and a diminution of our share price.

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

We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. We also cannot assure you that, especially as China’s domestic consumer economy and industrial economy continues to expand, product liability exposure and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets where product liability claims could be more prevalent.

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

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. Jinong has five interim registration certificates and 11 formal registration certificates. Gufeng and Tianjuyuan have 39 interim fertilizer certificates and 300 formal certificates. We will apply for formal certificates for each of our interim certificates before the applicable expiration date.

Our belief is that the PRC Ministry of Agriculture generally grants an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell such fertilizer products without certificates which will cause the termination of commercial operations for such fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our 44 interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to any unexpected incidents in China, we cannot assure you that our formal fertilizer registration certificates can be obtained without delay or  can be obtained at all in which case our production could be adversely affected.

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

We depend, to a large extent, on the abilities and participation of our current management team, with a particular reliance upon Mr. Tao Li, our CEO, President and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Li will continue to be available to us, or that we will be able to find a suitable replacement for him in the event his services are not available to us. We do not carry key man life insurance for our key personnel.

The agricultural chemicals business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit and retain a sizeable workforce of technically and scientifically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical and operational skills and experience with the fertilizer industry. These individuals are difficult to find in the PRC and we may not be able to retain such skilled employees. If we are unable to hire individuals with the requisite experience, we may not be able to produce enough products to optimize profits, and the research and development initiatives may be delayed which will negatively impact our financial condition, results of operations and share price.

Mr. Tao Li, our Chairman, President and CEO may not devote all of his time to our business.

Our Chairman, President and CEO, Mr. Tao Li, also serves as Chairman of Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company that is engaged in hi-tech application fields in China, Chairman and CEO of Xi’an Techteam Investment Holding (Group) Co., Ltd, a holding company for certain entities such as Gem Grain, and Chairman of Kingtone Wirelessinfo Solution Holding Ltd, a publicly-traded, China-based developer and provider of mobile enterprise solutions. This may give rise to further allocation of Mr. Li’s time to each business.  While Mr. Li anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

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

Although Gufeng had sales revenues of $112,011,233 for its fiscal year ended June 30, 2014, Gufeng’s net income for such period was $11,271,741.  This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital.  In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products.  As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals.

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

  Through Tianjuyuan, we lease approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”).  Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “Lease”), Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,217).  The term of the Lease is from February 1, 2004 to January 31, 2054.  We were informed by our PRC counsel that the Lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations.  Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities in order to legitimize our right over the Premises.   However, there can be no assurance that such land use right certificate will be granted to us.  Until we obtain the land use right certificate, there is a risk that the PRC government may declare the Lease invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises.  As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

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

Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in China.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and we are subject to PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance from foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

We derive a substantial portion of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

Substantially all of our operations are conducted in the PRC and substantially all of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues in the near future.  Any significant decline in the condition of the PRC economy could, among other things, adversely affect the consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 4.9%, 2.6%, and 2.6% in 2011, 2012 and 2013, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong, Gufeng and Yuxing (a VIE entity).  As a result of our holding company structure, we rely entirely on dividends payments from our subsidiaries in the PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and formality requirement on paperwork in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends to our common stock holders.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

SAFE issued a public notice in October 2005 (“Circular 75”) requiring PRC domestic residents to register with the local SAFE branch before establishing or controlling any company outside China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC domestic residents who are stockholders of offshore special purpose companies and have completed round trip investments but did not make foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident stockholders are also required to amend their registrations with the local SAFE in certain circumstances. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Circular 106), expanded the reach of Circular 75. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement. However, we cannot provide any assurances that all of our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

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

We, through Green New Jersey, acquired 100% capital stock of Jinong (the “Jinong Acquisition”), Jinong was a PRC business whose stockholders were two PRC individuals and a PRC entity, of which Mr. Tao Li, our current Chairman, President and CEO, was the controlling stockholder holding 31% of its shares. The PRC regulatory authorities may take the view that the Jinong Acquisition could be part of a Round-trip Investment. The PRC legal counsel of Jinong has opinioned that the Jinong Acquisition did not violate any PRC law, which would include the 2006 M&A Rules.  We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

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

  To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends on our common stock in the near future, but instead intends to retain all earnings, if any, for use in the operation and expansion of our business. If we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies. – See “Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.” under this section. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.       PROPERTIES

There is no private ownership of land in China.  All land is owned by the PRC government on behalf of all Chinese citizens or collectively owned by farmers.  Land use rights can be granted or transferred with or without consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at 3rd floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet).  It is leased from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2014 at monthly rent of RMB24,480 (approximately $4,000) for 612 square meters (approximately 6,588 square feet) of office space.

Through Jinong, we own an approximately 6,495 square meters (69,911 square feet) production facility that manufactures liquid fertilizer products and a 13,803 square meter (148,576 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers, located in the Yang Ling Agriculture High-tech Demonstration Zone, on No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC 712100.  The production facilities occupied approximately 30,947 square meters (333,111 square feet) of land, which contains office buildings, warehouses and research laboratories. The production lines have a total annual production capacity of 55,000 metric tons.  We own the land use rights for the land Jinong’s manufacturing facilities are situated for a term of 50 years from 2001.

Yuxing, Jinong’s wholly-owned subsidiary, has land use rights to over 353,000 square meters (3,799,660 square feet) of land located in Hu County, Xi’an, Shaanxi Province on which we have built 98 sunlight greenhouses and 6 intelligent greenhouses as part of a research and development center currently under construction.

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

Tianjuyuan leases approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing.  Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,591).  The lease term is from February 1, 2004 to January 31, 2054. However, according to our PRC counsel, such lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations.  Therefore, we are in the process of applying for the proper land use right certificate from the relevant government authority.  There can be no assurance such land use right certificate will be granted to us.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 *(1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Lease from February 2004 to January 2054

* (1) As of June 30, 2014, the encumbrances over our land use right and building ownership are summarized as below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate (Per Annum)	Property under Mortgage
1	RMB 35 million ($5,684,000)	Tianjin Bank Beijing Branch	Jan 08, 2014-Jan 07, 2015	Mortgage	6.60%	Jinong’s land
2	RMB 8.4 million ($1,364,160)	Agriculture Bank of China-Pinggu Branch	Jan 15, 2014-Jan 14, 2015	Mortgage	6.60%	Tianjuyuan’s land and building ownership right
3	RMB 8 million ($1,299,200)	Agriculture Bank of China-Pinggu Branch	Mar 24, 2014- Mar 23, 2015	Mortgage	6.60%	Tianjuyuan’s land and building ownership right
4	RMB 10.1 million ($1,640,240)	Agriculture Bank of China-Pinggu Branch	Apr 25, 2014- Apr 24, 2015	Mortgage	6.60%	Tianjuyuan’a land and building ownership right

ITEM 3.       LEGAL PROCEEDINGS

On October 15, 2010, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of Nevada (the “Court”) on behalf of purchasers of our common stock between November 12, 2009 and September 1, 2010. The most recent version of the complaint alleges that the Company and certain current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in our financial statements, securities offering documents, and related disclosures during the class period. On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing two individual defendants from the complaint but allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and the remaining individual defendants. The Court also denied the defendants’ motion to strike. The parties to the securities class action held a mediation on March 7, 2013, which led to an agreement in principle to settle the case for a payment of $2.5 million by our insurers in exchange for a release of all claims against all defendants. On August 12, 2014, the Court entered an order and final judgment granting final approval to the settlement and dismissing all claims in accordance with the settlement agreement.

ITEM 4.       Mine Safety Disclosures.

This item is not applicable to us.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 32,386,286 shares of which were outstanding as of September 8, 2014, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of September 8, 2014.   Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”.  From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE MKT, formerly known as NYSE Amex Equities.  From August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

The table below sets forth the high and low sales prices for our common stock for each fiscal quarter during the past two fiscal years based on reports from Yahoo Finance.

Quarter Ended	High	Low
09/30/2012	$4.56	$3.18
12/31/2012	$3.68	$3.11
03/31/2013	$3.95	$3.14
06/30/2013	$3.41	$2.95
09/30/2013	$4,69	$2.57
12/31/2013	$5.10	$3.51
03/31/2014	$4.00	$2.80
06/30/2014	$3.22	$2.18

Holders

As of September 8, 2014, there were approximately 593 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period due to our business expansion and integration in the last two fiscal years and in the subsequent interim period, which required and would require a high demand on capital.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company’s revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiaries to obtain approval to send money out of the PRC. The PRC's national currency, the Yuan, is not a freely convertible currency. Please read “ Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you. ” under Item 1A “Risk Factors” of this Report.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On September 28, 2012 and October 25, 2013, our Board approved the amendment to increase of three million shares of Common Stock reserved under the Incentive Plan each time. Both amendments were approved by our stockholders on the annual meeting held on December 15, 2012 and December 22, 2013 respectively. As a result, a total of 8.26 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2014, options to purchase an aggregate of shares of Common Stock had been granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	115,099	$14.66	759,418
Equity compensation plans not approved by security holders	—	—	—
Total	115,099	$14.66	759,418

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2870 over the period commencing on June 30, 2009 and ending on June 30, 2014.

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

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated income statement data for the years ended June 30, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of June 30, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report.  Our selected consolidated income statement data for the year ended June 30, 2011 and the selected consolidated balance sheet data as of June 30, 2011, 2010 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2014	2013	2012	2011	2010

Revenue	$233,402,088	$216,897,956	$217,524,205	$179,717,966	$52,090,752
Cost of goods sold	142,203,315	137,514,102	138,248,972	116,097,931	21,138,552
Gross profit	91,198,773	79,383,854	79,275,233	63,620,035	30,952,200
Operating expenses	55,881,113	23,998,392	25,350,223	21,508,604	6,025,579
Income from operations	35,317,660	55,385,462	53,925,010	42,111,431	24,926,621
Non-operating income (expense)	(1,742,019)	(427,426)	(1,165,872)	(160,186)	157,653
Provision for income taxes	8,060,946	10,183,988	10,801,313	9,037,144	3,794,516
Net income	$25,514,695	$44,774,048	$41,957,825	$32,914,101	$21,289,758

Weighted average shares outstanding:
Basic	31,403,001	27,775,964	26,943,530	25,929,517	23,468,246
Diluted	31,403,001	27,775,964	26,943,530	25,929,517	23,468,246

Earnings (loss) per share:
Basic	$0.81	$1.61	$1.56	$1.27	$0.91
Diluted	$0.81	$1.61	$1.56	$1.27	$0.91

	As of June 30,
	2014	2013	2012	2011	2010

Total current assets	$228,212,666	$227,164,937	$175,089,323	$118,881,464	$89,478,076
Total assets	393,110,210	348,728,342	288,031,053	223,370,987	131,787,942
Total current liabilities	61,070,418	51,875,050	45,774,399	31,497,746	3,250,020
Total liabilities	61,070,418	51,875,050	45,774,399	31,497,746	3,250,020
Total stockholders' equity	$332,039,792	$296,853,292	$242,256,654	$191,873,241	$128,537,922

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

Overview

We are engaged in research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), and our VIE, Yuxing. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products production (Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.6%, 98.4% and 96.4% of our total revenues for the years ended June 30, 2014, 2013 and 2012, respectively. Yuxing serves as a research and development base for our fertilizer products.  Previously, Jintai had served in that capacity as well. However, as reported in our previous annual and quarterly reports, as a result of environmental degradation that harmed Jintai’s flora, we started to relocate Jintai’s facilities to Yuxing. As a result, Jintai has not been in operation since the ongoing relocation commenced in March 1, 2012 and was now in its final stage of dissolution.

Fertilizer Products

As of June 30, 2014, we had developed and produced a total of 453 different fertilizer products in use, of which 125 were developed and produced by Jinong and 328 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Amount	%	Amount	%
	(metric tons)
Jinong	60,629	75,934	61,590	(15,305)	-20%	14,344	23%
Gufeng	255,821	227,389	256,618	28,432	13%	(29,229)	-11%
	316,450	303,323	318,208	13,127		(14,885)

	Year Ended June 30,
	2014	2013	2012
	(revenue per tons)
Jinong	$1,941	$1,456	$1,432
Gufeng	438	453	473

For the year ended June 30, 2014, we sold approximately 316,450 metric tons of fertilizer products, as compared to 303,323 metric tons for the year ended June 30, 2013. For the year ended June 30, 2014, Jinong sold approximately 60,629 metric tons of fertilizer products, as compared to 75,934 metric tons for the year ended June 30, 2013. For the year ended June 30, 2014, Gufeng sold approximately 255,821 metric tons of fertilizer products, as compared to 227,389 metric tons for the year ended June 30, 2013.

Our sales of fertilizer products to five provinces accounted for approximately 57.2% of our fertilizer revenue for year ended June 30, 2014. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Shaanxi (19.5%), Beijing (13.2%), Hebei (10.9%), Heilongjiang (7.3%) and Shandong (6.3%).

As of June 30, 2014, we had a total of 1,189 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 926 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 31.2% of its fertilizer revenues for the year ended June 30, 2014. Gufeng had 263 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 54.2% of its revenues for the year ended June 30, 2014.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 89.6% of our agricultural products revenue for the year ended June 30, 2014 were Shaanxi (84.3%), Qinghai (1.6%) and Ningxia(3.7%).

Recent Developments

New Products

During the three months ended June 30, 2014, Jinong launched two new fertilizer products. Jinong’s new products generated approximately $110,886, or 0.3% of Jinong’s fertilizer revenues for the three months ended June 30, 2014. Jinong also added 35 new distributors for the three months ended June 30, 2014. Jinong’s new distributors accounted for approximately $638,497, or 1.9% of Jinong’s fertilizer revenues for the three months ended June 30, 2014. Jinong’s revenue attributable to the new products distributed by its new distributors was approximately $25,169, or 0.07% of Jinong’s fertilizer revenues for the three months ended June 30, 2014.

During the three months ended June 30, 2014, Gufeng launched five new fertilizer products. Gufeng’s new products generated approximately $287,062, or 0.3% of Gufeng’s fertilizer revenues for the three months ended June 30, 2014. Gufeng also added 11 new distributors for the three months ended June 30, 2014. Gufeng’s new distributors accounted for approximately $19,292,137, or 17.3% of Gufeng’s fertilizer revenues for the three months ended June 30, 2014.

Results of Operations

Year ended June 30, 2014 Compared to the Year ended June 30, 2013.

	For the Years Ended June 30,
	2014	2013	change $	change %
Sales
Jinong	$117,706,033	$110,585,022	$7,121,011	6.4%
Gufeng	112,011,233	102,915,414	9,095,819	8.8%
Yuxing	3,684,822	3,397,520	287,302	8.5%
Net sales	233,402,088	216,897,956	16,504,132	7.6%
Cost of goods sold
Jinong	48,629,095	51,883,935	(3,254,840)	-6.3%
Gufeng	90,748,540	83,020,447	7,728,093	9.3%
Yuxing	2,825,680	2,609,720	215,960	8.3%
Cost of goods sold	142,203,315	137,514,102	4,689,213	3.4%
Gross profit	91,198,773	79,383,854	11,814,919	14.9%
Operating expenses
Selling expenses	36,203,414	14,365,869	21,837,545	152.0%
General and administrative expenses	14,515,884	9,632,523	4,883,361	50.7%
Impairment of assets	5,161,815	-	5,161,815
Total operating expenses	55,881,113	23,998,392	31,882,721	132.9%
Income from operations	35,317,660	55,385,462	(20,067,802)	-36.2%
Other income (expense)
Other income (expense)	(501,500)	613,008	(1,114,508)	-181.8%
Interest income	140,310	310,723	(170,413)	-54.8%
Interest expense	(1,380,829)	(1,351,157)	(29,672)	2.2%
Total other income (expense)	(1,742,019)	(427,426)	(1,314,593)	307.6%
Income before income taxes	33,575,641	54,958,036	(21,382,395)	-38.9%
Provision for income taxes	8,060,946	10,183,988	(2,123,042)	-20.8%
Net income	25,514,695	44,774,048	(19,259,353)	-43.0%
Other comprehensive income
Foreign currency translation gain	1,027,081	6,032,903	(5,005,822)	-83.0%
Comprehensive income	$26,541,776	$50,806,951	$(24,265,175)	-47.8%

Basic weighted average shares outstanding	31,403,001	27,775,964	3,627,037	13.1%
Basic net earnings per share	$0.81	$1.61	$(0.80)	-49.6%
Diluted weighted average shares outstanding	31,403,001	27,775,964	3,627,037	13.1%
Diluted net earnings per share	$0.81	$1.61	$(0.80)	-49.6%

Net Sales

Total net sales for the year ended June 30, 2014 were $233,402,088, an increase of $16,504,132, or 7.6%, from $216,897,956 for the year ended June 30, 2013. This increase was due to an increase in Gufeng’s and Jinong’s net sales.

For the year ended June 30, 2014, Jinong’s net sales increased $7,121,011, or 6.4%, to $117,706,033 from $110,585,022 for the year ended June 30, 2013. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing strategy.

For the year ended June 30, 2014, net sales at Gufeng were $112,011,233, an increase of $9,095,819 or 8.8% from $102,915,414 for the year ended June 30, 2013. The increase was mainly attributable to Gufeng’s expanded its marketing promotion strategy.

For the year ended June 30, 2014, Yuxing’s net sales were $3,684,822, an increase of $287,302 or 8.5%, from $3,397,520 during the year ended June 30, 2013. The increase was mainly attributable to the development in sales of Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the year ended June 30, 2014 was $142,203,315, an increase of $4,689,213, or 3.4%, from $137,514,102 for the year ended June 30, 2013.

Cost of goods sold by Jinong for the year ended June 30, 2014 was $48,629,095, a decrease of $3,254,840, or 6.3%, from $51,883,935 for the year ended June 30, 2013. The decrease was primarily attributable to lower product costs for the mix of products being sold.

Cost of goods sold by Gufeng for the year ended June 30, 2014 was $90,748,540, an increase of $7,728,093, or 9.3%, from $83,020,447 for the year ended June 30, 2013. The increase was proportional to Gufeng’s sales increase for the year ended June 30, 2014.

For year ended June 30, 2014, cost of goods sold by Yuxing was $2,825,680, an increase of $215,960, or 8.3%, from $2,609,720 for the year ended June 30, 2013. The increase was proportional to Yuxing’s increased sales for the year ended June 30, 2014.

Gross Profit

Total gross profit for the year ended June 30, 2014 increased by $11,814,919 to $91,198,773, as compared to $79,383,854 for the year ended June 30, 2013. Gross profit margin was 39.1% and 36.6% for the year ended June 30, 2014 and 2013, respectively.

Gross profit generated by Jinong increased by $10,375,851, or 17.7%, to $69,076,938 for the year ended June 30, 2014 from $58,701,087 for the year ended June 30, 2013. Gross profit margin from Jinong’s sales was approximately 58.7% and 53.1% for the year ended June 30, 2014 and 2013, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales in Jinong’s total sales.

For the year ended June 30, 2014, gross profit generated by Gufeng was $21,262,693, an increase of $1,367,726, or 6.9%, from $19,894,967 for the year ended June 30, 2013. Gross profit margin from Gufeng’s sales was approximately 19.0% and 19.3% for the year ended June 30, 2014 and 2013, respectively. The decrease in gross profit percentage was not significant.

For the year ended June 30, 2014, gross profit generated by Yuxing was $859,142, an increase of $71,342, or 9.1% from $787,800 for the year ended June 30, 2013. The gross profit margin was approximately 23.3% and 23.2% for the year ended June 30, 2014 and 2013, respectively. The increase in gross profit percentage was not significant.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $36,203,414, or 15.5%, of net sales for the year ended June 30, 2014, as compared to $14,365,869 or 6.6% of net sales for the year ended June 30, 2013, an increase of $22,697,397, or 158.0%. The selling expenses of Gufeng were $1,304,511 or 1.16% of Gufeng’s net sales for the year ended June 30, 2014, as compared to $1,136,672, or 1.10% of Gufeng’s net sales for the year ended June 30, 2013. The selling expenses of Jinong for the year ended June 30, 2014 were $34,848,143 or 29.60% of Jinong’s net sales, as compared to selling expenses of $13,168,541, or 11.91% of Jinong’s net sales for the year ended June 30, 2013. Most of this increase in Jinong’s selling expenses was due to the amortization of $15,203,265 of the deferred assets for the year ended June 30, 2014; as compared to $1,215,557 for the year ended June 30, 2013, which was related to our business strategy implemented since the first quarter of fiscal year of 2014 to assisting the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $14,515,884, or 6.2% of net sales for the year ended June 30, 2014, as compared to $9,632,523, or 4.4%, of net sales for the year ended June 30, 2013, an increase of $4,883,361, or 50.7%. The increase in general and administrative expenses was mainly due to the related expense in the stock compensation awarded to the employees which amounted to $8,119,724 for the year ended June 30, 2014 as compared to $3,489,687 for the year ended June 30, 2013.

Impairment of assets

During the year ended June 30, 2014, we determined that the fair value of the assets held for sale deducted by disposal costs was less than the carrying amounts of the assets, hence we took an impairment charge of $5,161,815. Such an impairment was due to the facts that: 1) Most of Jintai’s greenhouse facilities could not be used during the migration process; 2) most piping systems could not be reused in the future; 3) the pavement and lawn property which were sold in the asset purchase contract could not be used again. There was no such impairment charge during the year ended June 30, 2013.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the year ended June 30, 2014 was $1,742,019, as compared to $427,426 for the year ended June 30, 2013, an increase in expense of $1,314,593, or 307.6%. The increase in total other expense resulted from a decrease by $1,114,508 in other income, to a loss of $501,500 during the year ended June 30, 2014, as compared to other income of $613,008 during the year ended June, 2013, the decrease was mainly due to the $362,866 non operating expense; a decrease in interest income by $170,413 or 54.8%, to $140,310 during the year ended June 30, 2014 as compared to $310,723 during the year ended June 30, 2013, the decrease was due to the decreased deposit in the banks; and an increase in interest expenses by $29,672 or 2.2% to $1,380,829 during the year ended June 30, 2014, as compared to $1,351,157 during the year ended June 30, 2013, the increase was mainly due to the interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $249,206 for the year ended June 30, 2014, as compared to $6,654,038for the year ended June 30, 2013, a decrease of $2,404,832, or 36.1%. The decrease was mainly due to the increased selling expense.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $3,811,740 for the year ended June 30, 2014, as compared to $3,529,950 for the year ended June 30, 2013, an increase of $281,790, or 7.98%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the year ended June 30, 2014 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the year ended June 30, 2014 was $25,514,695, a decrease of $19,259,353, or 43.0%, compared to $44,774,048 for the year ended June 30, 2013. The decrease was attributable to the increase in selling expenses and the impairment charge related to the write-down of assets held for sale. Net income as a percentage of total net sales was approximately 10.9% and 20.6% for the year ended June 30, 2014 and 2013, respectively.

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

For the year ended June 30, 2013, Jinong’s net sales increased $22,416,282, or 25.4% to $110,585,022 from $88,168,740 for the year ended June 30, 2012. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased distributors and the aggressive marketing strategy.

For the year ended June 30, 2013, net sales at Gufeng were $102,915,414, a decrease of $18,565,529, or 15.3% from $121,480,943 for the year ended June 30, 2012. The fiscal quarter ended March 31, 2013 fell in the “export window” in which no special tariff tax applied, however, due to the lower demand on Nitrogen-Phosphorous elemented compound fertilizer by importing countries which is arising from the backlog of their imported compound fertilizers in previous quarters, which also led to lower-than-before profit margin over the export contracts, Gufeng had no export contract in the quarter ended March 31, 2013. Despite of that, Gufeng has been expanding and penetrating the domestic market particularly since the fiscal quarter ended March 31, 2012, during which period no revenue was generated from fertilizer exportation either due to sustained special tariff tax levied by China authority or due to continuously weak demand by importing countries.

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

Discussion of Segment Profitability Measures

As of June 30, 2014, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales. Jintai is in its migrating process into Yuxing.

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

For Jinong, the net income decreased 38.2% by $14,413,514 to $23,269,462 for year ended June 30, 2014 from $37,682,986 for the year ended June 30, 2013.

For Gufeng, the net income increased 7.4% by $773,349 to $11,271,741 for year ended June 30, 2014 from $10,498,393 for year ended June 30, 2013.

For Yuxing, the net income decreased80.1% by $427,663 to $106,059 for year ended June 30, 2014 from $533,722 for year ended June 30, 2013. The decrease was mainly due to the increased price of raw material for the year of 2014.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2014, cash and cash equivalents were $26,890,321, a decrease of $48,141,168, or 64.2%, from $75,031,489 as of June 30, 2013.

The decrease in cash and cash equivalents was due to the incurrence of deferred assets of $61,799,672 as of June 30, 2014, as compared to $5,093,448 as of June 30, 2013. The deferred assets advance by Jinong to the distributors in marketing the Company’s products with credit guarantee by Mr. Tao Li, Chairman and CEO of the Company.

We intend to use some of the remaining net proceeds from the Public Offerings, as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Yuxing purchased a set of agricultural products test equipment for the year of 2014.We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

 The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2014	2013
Net cash provided by operating activities	$16,612,352	$32,090,827
Net cash used in investing activities	(73,664,165)	(32,449,255)
Net cash provided by financing activities	8,513,240	1,839,915
Effect of exchange rate change on cash and cash equivalents	397,405	1,571,372
Net increase (decrease) in cash and cash equivalents	(48,141,168)	3,052,859
Cash and cash equivalents, beginning balance	75,031,489	71,978,630
Cash and cash equivalents, ending balance	$26,890,321	$75,031,489

Operating Activities

Net cash provided in operating activities was $16,612,352 for the year ended June 30, 2014, a decrease of $15,478,475, or 48.2% from cash provided by operating activities of $32,090,827 for the year ended June 30, 2013. The decrease was mainly attributable to the decrease in net income, which was caused by the increased price of raw material, an increase in inventory and a decrease in taxes payable during the year ended June 30, 2014as compared to the same period in 2013.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2014 was $73,664,165, an increase of $41,214,910, or 127.0% from $32,449,255 for the year ended June 30, 2013. During the year ended June 30, 2014, under intense competition in the Chinese domestic agricultural market, Jinong adopted new business strategy to assist its distributors in marketing to expand its competitive product advantage and market share by advancing them $72,061,705.

Financing Activities

Net cash provided in financing activities for the year ended June 30, 2014 was $8,513,240, an increase of $6,673,325 or 362.7% from cash provided by financing activities of $1,839,915 for the year ended June 30, 2013. The increase was mainly attributable to the short-term loans incurred by Gufeng from its local banks.

As of June 30, our loans payable were as follows:

	2014	2013
Short term loans payable:	$24,002,720	$16,099,100
Total	$24,002,720	$16,099,100

Accounts Receivable

We had accounts receivable of $88,781,608 as of June 30, 2014, as compared to $85,323,442 as of June 30, 2013, an increase of $3,458,166 or 4.1%, which is mainly attributable to the implementation of 180 days credit policy to the distributors of Jinong’s and Gufeng’s. In order to respond to the cash flow shortage caused by the tightening financing and slowing economy growth encountered by some of our distributors, the company launched such a policy since the third quarter of fiscal year 2012 enabling such distributors take full advantage of the 180-day credit terms.

Allowance for doubtful accounts in account receivable for the year ended June 30, 2014 was $237,594, an increase of $115,319 or 94.3% from $122,275 as of June 30, 2013. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.27% as of June 30, 2014 and 0.29% as of June 30, 2013.

Deferred assets

We had deferred assets of $61,799,672 as of June 30, 2014, as compared to $5,093,448 as of June 30, 2013. During the twelve months we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amounts owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had an inventory of $75,486,898 as of June 30, 2014, as compared to $34,511,167 as of June 30, 2013, an increase of $40,975,731, or 118.7%. The principal reason for the increase is attributed to Gufeng’s inventory. As of June 30, 2014, Gufeng’s inventory was $58,165,860 as a result of the acquisition of raw materials at lower prices for the expected production and accumulation of finished goods. These products are expected to be sold and shipped during the coming year.

Advances to Suppliers

We had advances to suppliers of $32,630,865 as of June 30, 2014 as compared to $20,224,206 as of June 30, 2013, representing an increase of $12,406,659 or 61.3% due to the large acquisition of raw material this year. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to feed the production. To build up the inventory, we typically make advance payment to the supplier to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak sales.

Accounts Payable

We had accounts payable of $3,378,248 as of June 30, 2014 as compared to $3,375,333 as of June 30, 2013, representing an increase of $2,915, or 0.10%. The increase is not significant.

Unearned Revenue

We had unearned revenue of $25,700,586 as of June 30, 2014 as compared to $1,433,661 as of June 30, 2013, representing an increase of $24,266,925, or 1,692.7%. The increase is caused by Gufeng’s $25,503,430 unearned revenue as of June 30, 2014,  which is largely attributable to the advancement deposits made by its clients for the following purposes: 1) reservation and storage for the coming plant season; and 2) locking up lower priced raw material in anticipation of price rise from this February.

Tax Payable

We had taxes payable of $1,921,455 as of June 30, 2014 as compared to $25,728,759 as of June 30, 2013, representing a decrease of $23, 807,304, or 92.5%. This decrease was mainly due to estimated tax payments exceeding the tax liability incurred during the year ended June 30, 2014 and paying prior year taxes during the current year.

Non-Cash Financing Activities

During the year ended June 30, 2014, we issued 118,778 shares of common stock to Mr. Tao Li, Chairman and CEO as repayment for $200,000 previously advanced to us and $325,000 in unpaid compensation.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2014.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amounts owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us within the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

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

As of June 30, 2014, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2014, our accumulated other comprehensive income was $22.8 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2014 and June 30, 2013 was $24.0 million and $16.1 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2014. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

Balance sheets, as of June 30, 2014 and 2013, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2014 and 2013, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by Kabani & Company, Inc., an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture, Inc. and its subsidiaries

We have audited China Green Agriculture, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, China Green Agriculture, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of China Green Agriculture, Inc. and its subsidiaries, and our report dated September 15, 2014 expressed an unqualified opinion thereon.

/s/ KABANI & COMPANY, INC

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

September 15, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2014 Proxy Statement.

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

China Green Agriculture, Inc.

Date: September 12, 2014	By:	/s/ Tao Li
Tao Li, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 12, 2014	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO (principal executive officer)

September 12, 2014	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

September 12, 2014	/s/ Yu Hao
Yu Hao, Director

September 12, 2014	/s/ Lianfu Liu
Lianfu Liu, Director

September 12, 2014	/s/ Yizhao Zhang
Yizhao Zhang, Director

September 12, 2014	/s/ Yiru Shi
Yiru Shi, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2014

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

10.1	Employment Agreement, dated January 16, 2008, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Mr. Tao Li (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 7, 2010).

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.5	Employment Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and Qing Xin Jiang dated July 1, 2010. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.9	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

E-1

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.12	English Translation of Project Construction Contract dated August 10, 2010 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang.

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd..

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang.

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang.

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang.

10.18	Procurement Delegation Agreement dated November 1, 2013 by and between Xi’an Hu Country Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an TechTeam Investment Holding Group (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on February 10, 2014.)

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1	List of Subsidiaries of the Company.

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. The Company’s management is responsible for these financial statements and schedules. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture, Inc. and its subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Green Agriculture, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 15, 2014 expressed an unqualified opinion thereon.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

September 15, 2014

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND 2013

	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$26,890,321	$75,031,489
Accounts receivable, net	88,781,608	85,323,442
Other receivable, net	3,942,542	-
Inventories	75,486,898	34,511,167
Prepaid expenses and other current assets	480,432	397,897
Advances to suppliers	32,630,865	20,224,206
Assets held for sale	-	11,676,736
Total Current Assets	228,212,666	227,164,937

Plant, Property and Equipment, Net	48,061,611	50,660,989
Other Receivables, Net of current portion	2,628,361	-
Deferred Assets, Net	83,680,425	38,943,798
Other Assets	98,018	165,846
Intangible Assets, Net	25,225,143	26,608,013
Goodwill	5,203,986	5,184,759

Total Assets	$393,110,210	$348,728,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,378,248	$3,375,333
Customer deposits	25,700,586	1,433,661
Accrued expenses and other payables	4,309,073	3,934,184
Amount due to related parties	1,758,336	1,304,013
Taxes payable	1,921,455	25,728,759
Short term loans	24,002,720	16,099,100
Total Current Liabilities	61,070,418	51,875,050

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 32,362,534 and 29,943,236 shares issued and outstanding as of June 30, 2014 and 2013, respectively	32,362	29,943
Additional paid-in capital	114,605,214	105,962,909
Statutory reserve	22,540,394	20,121,905
Retained earnings	172,021,331	148,925,125
Accumulated other comprehensive income	22,840,491	21,813,410
Total Stockholders' Equity	332,039,792	296,853,292

Total Liabilities and Stockholders' Equity	$393,110,210	$348,728,342

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012

	2014	2013	2012
Sales
Jinong	$117,706,033	$110,585,022	$88,168,740
Gufeng	112,011,233	102,915,414	121,480,943
Jintai	-	-	5,792,002
Yuxing	3,684,822	3,397,520	2,082,520
Net sales	233,402,088	216,897,956	217,524,205
Cost of goods sold
Jinong	48,629,095	51,883,935	34,129,304
Gufeng	90,748,540	83,020,447	96,756,719
Jintai			5,415,970
Yuxing	2,825,680	2,609,720	1,946,979
Cost of goods sold	142,203,315	137,514,102	138,248,972
Gross profit	91,198,773	79,383,854	79,275,233
Operating expenses
Selling expenses	36,203,414	14,365,869	11,548,816
General and administrative expenses	14,515,884	9,632,523	13,801,407
Impairment of assets	5,161,815	-	-
Total operating expenses	55,881,113	23,998,392	25,350,223
Income from operations	35,317,660	55,385,462	53,925,010
Other income (expense)
Other income (expense)	(501,500)	613,008	60,212
Interest income	140,310	310,723	364,536
Interest expense	(1,380,829)	(1,351,157)	(1,590,620)
Total other income (expense)	(1,742,019)	(427,426)	(1,165,872)
Income before income taxes	33,575,641	54,958,036	52,759,138
Provision for income taxes	8,060,946	10,183,988	10,801,313
Net income	25,514,695	44,774,048	41,957,825
Other comprehensive income
Foreign currency translation gain (loss)	1,027,081	6,032,903	4,876,751
Comprehensive income	$26,541,776	$50,806,951	$46,834,576

Basic weighted average shares outstanding	31,403,001	27,775,964	26,943,530
Basic net earnings per share	$0.81	$1.61	$1.56
Diluted weighted average shares outstanding	31,403,001	27,775,964	26,943,530
Diluted net earnings per share	0.81	1.61	1.56

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders'
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2011	26,845,860	$26,846	$98,627,482	$10,027,721	$72,287,436	$10,903,756	$191,873,241
Net income for the year ended June 30, 2012	-	-	-	-	41,957,825	-	41,957,825
Issuance of stock for cash	63,158	63	299,938	-	-	-	300,001
Issuance of stock for consulting services	5,704	6	23,994	-	-	-	24,000
Stock based compensation	541,000	541	3,224,295	-	-	-	3,224,836
Transfer to statutory reserve	-	-	-	5,102,437	(5,102,437)	-	-
Accumulative other comprehensive income	-	-	-	-	-	4,876,751	4,876,751
BALANCE, JUNE 30, 2012	27,455,722	27,456	102,175,709	15,130,158	$109,142,824	15,780,507	242,256,654
Net income for the year ended June 30, 2013	-	-	-	-	44,774,048	-	44,774,048
Issuance of stock for consulting services	111,605	111	388,891	-	-	-	389,002
Issuance of stock for payment of due to related party	90,909	91	299,909	-	-	-	300,000
Stock based compensation	2,285,000	2,285	3,098,400	-	-	-	3,100,685
Transfer to statutory reserve	-	-	-	4,991,747	(4,991,747)	-	-
Other comprehensive income	-	-	-	-	-	6,032,903	6,032,903
BALANCE, JUNE 30, 2013	29,943,236	29,943	105,962,909	20,121,905	$148,925,125	21,813,410	296,853,292
Net income	-	-	-	-	25,514,695	-	25,514,695
Issuance of stock for consulting services	17,356	17	65,518	-	-	-	65,535
Issuance of stock for payment of due to related party	118,778	119	524,881	-	-	-	525,000
Stock based compensation	2,283,164	2,283	8,051,906	-	-	-	8,054,189
Transfer to statutory reserve	-	-	-	2,418,489	(2,418,489)	-	-
Other comprehensive income	-	-	-	-	-	1,027,081	1,027,081
BALANCE, JUNE 30, 2014	32,362,534	$32,362	$114,605,214	$22,540,394	$172,021,331	$22,840,491	$332,039,792

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012

	2014	2013	2012
Cash flows from operating activities
Net income	$25,514,695	$44,774,048	$41,957,825
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	8,119,724	3,489,687	3,248,836
Depreciation	4,385,103	3,214,655	3,265,611
Amortization	28,876,146	11,549,391	2,727,255
Impairment of assets	5,161,815	-	-
Changes in operating assets
Accounts receivable	(3,149,501)	(21,651,656)	(43,814,193)
Other current assets	(81,255)	(90,500)	245,965
Inventories	(40,948,365)	(5,212,729)	(4,278,219)
Advances to suppliers	(12,362,036)	(7,635,033)	(442,144)
Other assets	48,777	87,228	(28,198)
Changes in operating liabilities
Accounts payable	(7,716)	(3,589,487)	755,931
Customer deposits	24,321,366	(1,228,419)	(8,649,382)
Tax payables	(23,961,587)	7,555,402	10,443,311
Accrued expenses and other payables	695,186	(286,860)	967,800
Amount due to related parties	-	1,115,100	-
Net cash provided by operating activities	16,612,352	32,090,827	6,400,398

Cash flows from investing activities
Purchase of plant, property, and equipment	(1,602,460)	(529,505)	(2,532,385)
Deferred assets	(72,061,705)	(31,919,750)	(9,351,562)
Net cash used in investing activities	(73,664,165)	(32,449,255)	(11,883,947)

Cash flows from financing activities
Proceeds from loans	35,145,885	2,943,885	9,678,375
Proceeds from issuance of shares	-		300,001
Repayment of loans	(27,282,645)	(1,103,970)	-
Advance from related party	650,000	-	300,000
Net cash provided by (used in) financing activities	8,513,240	1,839,915	10,278,376

Effect of exchange rate change on cash and cash equivalents	397,405	1,571,372	1,577,390
Net increase (decrease) in cash and cash equivalents	(48,141,168)	3,052,859	6,372,217

Cash and cash equivalents, beginning balance	75,031,489	71,978,630	65,606,413
Cash and cash equivalents, ending balance	$26,890,321	$75,031,489	$71,978,630

Supplement disclosure of cash flow information
Interest expense paid	$1,380,829	$1,351,157	$1,590,620
Income taxes paid	$32,022,533	$2,982,956	$337,872

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance of 118,778 and 151,515 shares of common stock for repayment of
amount due to related party	$525,000	$300,000	$-
Transfer of Property, Plant and Equipment to Assets held for sale	$-	$11,676,736	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”, “Parent Company” or “Green Nevada”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer and the development, production and distribution of agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeamJinongHumic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Jintai Agriculture Technology Development Company (“Jintai”), wholly-owned subsidiary of Jinong in the PRC, (iv) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the PRC controlled by Jinong through contractual agreements; (v) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (vi) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

The Company’s corporate structure as of June 30, 2014 is set forth in the diagram below:

China Green Agriculture, Inc.
("Green Nevada")
100%
Green Agriculture Holding Corporation ("Green New Jersey")
100%
Shaanxi TechTeamJinongHumic Acid Product Co., Ltd. ("Jinong")
100%
100%
VIE
Beijing Gufeng Chemical Products Co., Ltd. ("Gufeng")
Xi'an Jintai Agriculture Technology Development Company ("Jintai")
Xi'an Hu County Yuxing Agriculture Technology Development Co., Ltd. ("Yuxing")
100%
Beijing Tianjuyuan Fertilizer Co., Ltd. ("Tianjuyuan")

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan and VIE Yuxing. All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective June 16, 2013, Yuxing was converted from being a wholly-owned foreign enterprise 100% owned by Jinong to a domestic enterprise 100% owned by one natural person, who is not affiliated to the Company (“Yuxing’s Owner”). Effective the same day, Yuxing’s Owner entered into a series of contractual agreements with Jinong pursuant to which Yuxing became the VIE of Jinong.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2014 and 2013 was $26,772,382 and $74,969,190, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $117,939 and $65,299 in cash in two banks in the United States as of June 30, 2014 and 2013, respectively, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2014 and 2013, the Company had accounts receivable of $88,781,608 and $85,323,442, net of allowance for doubtful accounts of $237,594 and $122,275, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Other receivable

Other receivable relates to the amount due from the sale of certain equipment from the Company’s Jintai facility that was classified as assets held for sale as of June 30, 2014 to an independent third party. The receivable balance is secured by the equipment that was sold and is non-interest bearing. Payments will be made at various dates through March 31, 2016. The current and long-term portions of this other receivable are $3,942,542 and $2,628,361, respectively, at June 30, 2014.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market price. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At June 30, 2014 and 2013, the Company had no reserve for obsolete goods.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Assets held for sale

Assets held for sale represent certain equipment from the Company’s Jintai facility that has been relocated. The carrying value of the assets held for sale at June 30, 2013 was $11,676,736. During the year ended June 30, 2014, the Company determined that the fair value of the assets less disposal costs was less than the carrying amounts and took an impairment charge of $5,161,815. The Company sold the assets during the fourth quarter of 2014. Such an impairment was due to the facts that: 1) Most of Jintai’s greenhouse facilities could not be used during the migration process; 2) most piping systems could not be reused in the future; 3) the pavement and lawn property which were sold in the asset purchase contract could not be used again.

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. At June 30, 2014 and 2013, the Company determined that there were no impairments of its long-lived assets.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the year ended June 30, 2014, the Company amortized $27,390,957 of the deferred assets, as compared to $9,970,715 and 1,164,349 for the years ended June 30, 2013 and 2012, respectively. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending June 30, 2015, 2016, and 2017 is $41,807,390, $31,383,751 and $10,489,284, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2014, and 2013.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

 Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of June 30, 2014, the Company performed the required impairment review which resulted in no impairment adjustment.

Summary of changes in goodwill by reporting segments is as follows:

		Foreign
	Balance at	Currency	Balance at
Entity	June 30, 2013	Adjustment	June 30, 2014
Gufeng	$5,184,759	$19,227	$5,203,986

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had no assets and liabilities measured at fair value at June 30, 2014 and 2013.

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

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2014 and 2013, the Company had customer deposits of $25,700,586 and $1,433,661, respectively.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2014, 2013 and 2012. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

As of June 30, 2014, the Company, through its subsidiaries is engaged into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

JUNE 30, 2014

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

The components of basic and diluted earnings per share consist of the following:

	For the Years Ended June 30,
	2014	2013	2012
Net Income for Basic Earnings Per Share	$25,514,695	$44,774,048	41,957,825
Basic Weighted Average Number of Shares	31,403,001	27,775,964	26,943,530
Net Income per Share – Basic	$0.81	$1.61	1.56
Net Income for Diluted Earnings Per Share	25,514,695	44,774,048	41,957,825
Diluted Weighted Average Number of Shares	31,403,001	27,775,964	26,943,530
Net Income per Share – Diluted	$0.81	$1.61	1.56

Reclassification

Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity. The primary amounts reclassified were certain marketing related assets that were previously included in property, plant and equipment at June 30, 2013 that were reclassified to deferred assets.

Recent accounting pronouncements

FASB Accounting Standards Update No. 2014-08

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

FASB Accounting Standards Update No. 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”(ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30,	June 30,
	2014	2013
Raw materials	$24,618,225	$2,784,760
Supplies and packing materials	492,954	473,477
Work in progress	440,935	171,550
Finished goods	49,934,784	31,081,380
Total	$75,486,898	$34,511,167

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	June 30,
	2014	2013
Building and improvements	$29,930,240	$29,836,072
Auto	732,684	729,978
Machinery and equipment	36,193,501	34,796,026
Agriculture assets	826,549	824,004
Total property, plant and equipment	67,682,974	66,159,080
Less: accumulated depreciation	(19,621,363)	(15,498,091)
Total	$48,061,611	$50,660,989

Depreciation expenses for the years ended June 30, 2014, 2013 and 2012 were $4,385,103, $3,214,655 and $3,265,611, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 5- INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	June 30,
	2014	2013
Land use rights, net	$11,723,976	$11,940,658
Technology patent, net	498,027	744,280
Customer relationships, net	6,350,586	7,378,823
Non-compete agreement	42,874	85,430
Trademarks	6,609,680	6,458,822
Total	$25,225,143	$26,608,013

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,885,227). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $169,862). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yanling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,183,100). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consist of the following:

	June 30,	June 30,
	2014	2013
Land use rights	$13,238,189	$13,189,280
Less: accumulated amortization	(1,514,213)	(1,248,622)
Total land use rights, net	$11,723,976	$11,940,658

TECHNOLOGY PATENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,494,080) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	June 30,	June 30,
	2014	2013
Technology know-how	$2,448,191	$2,439,146
Less: accumulated amortization	(1,950,164)	(1,694,866)
Total technology know-how, net	$498,027	$744,280

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,556,000) and is amortized over the remaining useful life of ten years.

	June 30,	June 30,
	2014	2013
Customer relationships	$10,556,000	$10,517,000
Less: accumulated amortization	(4,205,414)	(3,138,177)
Total customer relationships, net	$6,350,586	$7,378,823

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $214,368) and is amortized over the remaining useful life of five years using the straight line method.

	June 30,	June 30,
	2014	2013
Non-compete agreement	$214,368	$213,576
Less: accumulated amortization	(171,494)	(128,146)
Total non-compete agreement, net	$42,874	$85,430

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,609,680) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Year Ends	Expense ($)
June 30, 2015	1,612,251
June 30, 2016	1,569,378
June 30, 2017	1,320,364
June 30, 2018	1,320,364
June 30, 2019	1,320,364

NOTE 6- ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30,	June 30,
	2014	2013
Payroll payable	$7,964	$20,191
Welfare payable	166,727	166,111
Accrued expenses	2,948,727	2,700,468
Other payables	1,049,783	921,864
Other levy payable	135,872	125,550
Total	$4,309,073	$3,934,184

NOTE 7- AMOUNT DUE TO RELATED PARTIES

As of June 30, 2014 and 2013, the amount due to related parties was $1,758,336 and $1,304,013, respectively. At June 30, 2014 and 2013, $1,136,800 and $1,304,013, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, represent unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

On November 1, 2013, Yuxing entered into an agreement with Xi'an Techteam Investment Holding Group (“Techteam Investment”), a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company, to delegate Techteam Investment to procure certain inventories from the market from November 1, 2013 to June 30, 2014 (the “Agreement Period”). During the Agreement Period, Techteam Investment advances procurement payment to vendors, and Yuxing repays the outstanding procurement amount to Techteam Investment periodically. Techteam Investment receives no commission or compensation in this process. The total amount under this Agreement is at $133,168.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

On August 10, 2010, Yuxing, entered into an agreement with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), the contractually-controlled operating subsidiary of Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”), whose Chairman is Mr. Tao Li, the Company’s Chairman and CEO. Pursuant to the agreement, Kingtone Information was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately US$492,072. The project is currently ongoing, and RMB1,212,000 or $196,829 had been paid by Yuxing to Kingtone as of June 30, 2014.

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB24,480 (approximately $4,000).

NOTE 8- LOAN PAYABLES

As of June 30, 2014, the short-term loan payables consist of eleven loans which mature on dates ranging from August 16, 2013 through April 24, 2015 with interest rates ranging from 6.00% to 7.80%. The loans No. 7, 10 and 11 below are collateralized by Tianjuyan’s land use right and building ownership right. The loan No. 2 is collateralized by Gufeng and Tianjuyuan. The loan No.8 is collateralized by deposit. The loans No. 1, 3 ,4, 5 and 9 are guaranteed by Jinong’s credit. The loan No. 6 is collateralized by the land use rights of Jinong. The loans No. 1 and 2 were subsequently paid off during August 2014.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2014
1	China Merchants Bank Chaoyang Branch	Feb 25, 2014 - Aug 14, 2014	6.90%	$2,030,000
2	Beijing Bank Pinggu Branch	Aug 16, 2013 - Aug 15, 2014	7.20%	1,624,000
3	Beijing International Trust Co., Ltd	Sep 25, 2013 - Sep 24, 2014	7.80%	1,624,000
4	Beijing International Trust Co., Ltd	Oct 30,2013-Oct 29, 2014	7.80%	1,624,000
5	Beijing International Trust Co., Ltd	Dec 12,2013-Dec 11, 2014	7.80%	1,624,000
6	Tianjin Bank Beijing Branch	Jan 08, 2014-Jan 07, 2015	6.60%	5,684,000
7	Agriculture Bank of China-Pinggu Branch	Jan 15, 2014-Jan 14, 2015	6.60%	1,364,160
8	Tianjin Bank Beijing Branch	Jan 23, 2014 - Jan 22,2015	6.00%	3,053,120
9	China Merchants Bank Chaoyang Branch	Feb 19, 2014-Feb 18, 2015	7.20%	2,436,000
10	Agriculture Bank of China-Pinggu Branch	Mar 24, 2014- Mar 23, 2015	6.60%	1,299,200
11	Agriculture Bank of China-Pinggu Branch	Apr 25, 2014- Apr 24, 2015	6.60%	1,640,240
	Total			24,002,720

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

As of June 30, 2013, the short-term loan payables consisted of nine loans which mature on dates ranging from August 29, 2013 through April 22, 2014 with interest rates ranging from 6.30% to 8.20%. The loans No.1, 2 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 4 and 5 below are collateralized by the inventory of Gufeng. The loans No. 6, 7 and 8 are guaranteed by Jinong’s credit. The loan No. 9 is collateralized by the land use rights of Jinong’s and the sharesowned by Jinong.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2013
1	Agriculture Bank of China-Beijing Branch	Jan 24, 2013 - Jan 13, 2014	6.60%	$1,359,120
2	Agriculture Bank of China-Beijing Branch	Mar 23, 2013 - Mar 22, 2014	6.60%	1,294,400
3	Agriculture Bank of China-Beijing Branch	Apr 25, 2013 - Apr 24, 2014	6.60%	1,634,180
4	Bank of Tianjin	Jun 28, 2013 - Aug 2, 2013	6.72%	1,132,600
5	Bank of Tianjin	Jun 20, 2013 - Aug 2, 2013	6.72%	970,800
6	China Merchant Bank	Aug 30, 2012 - Aug 29, 2013	6.30%	4,045,000
7	Industrial and Commercial Bank of China	Oct 25, 2012 - Oct 24,2013	8.00%	1,618,000
8	Industrial and Commercial Bank of China	Sept 25, 2012-Sept 24, 2013	8.00%	1,618,000
9	China Minsheng Bank	Jan 5, 2013 - Jan 4, 2014	7.20%	2,427,000
Total				$16,099,100

The interest expense from short-term loans was $1,380,829, $1,351,157 and $1,590,620 for the years ended June 30, 2014, 2013 and 2012, respectively.

NOTE 9– TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2014, 2013 and 2012 of $4,249,206, $6,654,038 and 6,597,765, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $3,811,740, $3,529,950 and $4,203,548 for the year ended June 30, 2014, 2013 and 2012, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. The VAT exemption applies to all but a nominal amount of agricultural products sold by Jinong.

Income Taxes and Related Payables

Taxes payable consist of the following:

	June 30,	June 30,
	2014	2013
VAT provision	$61,506	$36,573
Income tax payable	1,166,683	25,348,794
Other levies	693,266	343,392
Total	$1,921,455	$25,728,759

The provision for income taxes consists of the following:

	Years Ended June 30,
	2014	2013	2012
Current tax - foreign	$8,060,946	$10,183,988	$10,801,313
Deferred tax	-	-	-
	$8,060,946	$10,183,988	$10,801,313

The components of deferred income tax assets and liabilities as of June 30, 2014 and 2013 are as follows:

	June 30,	June 30,
	2014	2013
Deferred tax assets:
Net operating loss	$9,616,214	$6,511,141
Total deferred tax assets	9,616,214	6,511,141
Less valuation allowance	(9,616,214)	(6,511,141)
	$-	$-

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

At June 30, 2014, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $9.6 million valuation allowance associated with its deferred tax assets.

Tax Rate Reconciliation

Our effective tax rates were approximately 24.0%, 18.5% and 20.5% for years ended June 30, 2014, 2013 and 2012, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2014, 2013 and 2012 for the following reasons:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

June 30, 2014
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$42,708,208		$(9,132,567)		$33,575,641

Expected income tax expense (benefit)	10,677,052	25.0%	(3,105,073)	34.0%	7,571,979
High-tech income benefits on Jinong	(1,568,160)	(3.7)%	-	-	(1,568,160)
Losses from subsidiaries in which no benefit is recognized	(1,047,946)	(2.5)%	-	-	(1,047,946)
Change in valuation allowance on deferred tax asset from US tax benefit	-		3,105,073	(34.0)%	3,105,073
Actual tax expense	$8,060,946	18.9%	$-	-%	$8,060,946	24.0%

June 30, 2013

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$58,899,089		$(3,941,053)		$54,958,036

Expected income tax expense (benefit)	14,724,772	25.0%	(1,339,958)	34.0%	13,384,814
High-tech income benefits on Jinong	(4,430,219)	(7.5)%	-	-	(4,430,219)
Losses from subsidiaries in which no benefit is recognized	(110,565)	(0.2)%	-	-	(110,565)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,339,958	(34.0)%	1,339,958
Actual tax expense	$10,183,988	17.3%	$-	-%	$10,183,988	18.5%

June 30, 2012	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$58,465,856		$(5,706,718)		$52,759,138

Expected income tax expense (benefit)	13,189,785	22.6%	(1,940,284)	(34.0)%	11,249,501
High-tech income benefits on Jinong	(4,439,873)	(7.6)%	-	-	(4,439,873)
Losses from subsidiaries in which no benefit is recognized	2,051,401	3.5%	-	-	2,051,401
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,940,284	34.0%	1,940,284
Actual tax expense	$10,801,313	18.5%	$-	-%	$10,801,313	20.5%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 10– STOCKHOLDERS’ EQUITY

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

During the year ended June 30, 2014, the Company issued 17,356 shares of common stock for consulting services valued at $65,535. The shares were valued at the market price on the date of issuance. On July 28, 2014, the Company issued 4,087 shares to its consultant for its consulting services valued at $12,950, and 19,665 shares of common stock to its counsel for the legal services valued at $41,494.13.

Preferred Stock

Under the Company’s Articles of Incorporation, the Board has the authority, without further action by stockholders, to designate up to 20,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be greater than the rights of the common stock. If the Company sells preferred stock, it will fix the rights, preferences, privileges, qualifications and restrictions of the preferred stock of each series in the certificate of designation relating to that series and will file the certificate of designation that describes the terms of the series of preferred stock the Company offers before the issuance of the related series of preferred stock.

As of June 30, 2014, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 11– STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2014, 2013 and 2012.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2011	115,099	14.66	-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2012	115,099	14.66	-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2013	115,099	14.66	-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2014	115,099	14.66	-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The following table summarizes the options outstanding and exercisable as of June 30, 2014:

Options Outstanding and Exercisable
Weighted
		Weighted	Average
	Number Outstanding	Average	Remaining
Range of	and Exercisable as of	Exercise	Contractual Life
Exercise Price	June 30, 2014	Price	(Years)
$14.02-14.70	115,099	$14.66	0.50

NOTE 12–CONCENTRATIONS AND LITIGIATION

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

Vendor and Customer Concentration

There were two vendors, Beijing Dongqi Trade Center Co., Ltd. and Beijing Baofengnian Agricultural Material Co. Ltd., from which the Company purchased 11.6% and 10.7% of its raw materials for the year ended June 30, 2014. Total purchase from these two venders amounted to $31,597,539 as June 30, 2014. The total amount payable to these two venders as of June 30, 2014 was $8,803,074.

There were two vendors, Sinoagri Holding Co., Ltd. and Beijing Baohenongxiang Agricultural Materials Co. Ltd., from which the Company purchased 14.6% and 13.6% of its raw materials for the year ended June 30, 2013. Total purchase from these two venders amounted to $33,832,070 as June 30, 2013. The total amount payable to these two venders as of June 30, 2013 was $9,426,904.

There were two vendors from which the Company purchased 11.9% and 10.1% of its raw materials for the year ended June 30, 2012. Account payable to Beijing Baofengnian Agricultural Material Co. Ltd. was $216,842 and advance payment to Inner Mongolia Shuangying Chemical Products Co. Ltd. was $1,389,368.

One customer, Sinoagri Holding Co., Ltd., accounted for $15,910,503, or 6.9% of the Company’s sales for the year ended June 30, 2014. One customer, Beijing Baohenongxiang Agricultural Materials Co. Ltd., accounted for $39,735,292, or 18.3% of the Company’s sales for the year ended June 30, 2013. One customer, Sinoagri Holding Company Limited, accounted for $31,509,757, or 14.5% of the Company’s sales for the year ended June 30, 2012.

Litigation

On October 15, 2010, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") on behalf of purchasers of the Company’s common stock between November 12, 2009 and September 1, 2010. The last version of the complaint alleges that the Company and certain current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, by making material misstatements and omissions in the Company’s financial statements, securities offering documents, and related disclosures during the class period. On October 7, 2011, the defendants moved to dismiss the amended complaint and to strike portions of it. On November 2, 2012, the Court issued an order dismissing the claims for violation of sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as to all defendants and dismissing two individual defendants from the complaint but allowing the claims for violations of section 10(b) and 20(a) of the Securities Exchange Act of 1934 to continue with respect to the Company and the remaining of the individual defendants. The Nevada Federal Court also denied the defendants’ motion to strike. The parties to the securities class action held mediation on March 7, 2013, which led to an agreement in principle to settle the case for a payment of $ 2.5 million by the Company’s insurers in exchange for a release of all claims against all defendants. On August 12, 2014, the Nevada Federal Court entered an order and final judgment granting final approval to the settlement and dismissing all claims in accordance with the settlement agreement. The Company’s insurers funded the full amount of the settlement of $2.5 million.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 13– SEGMENT REPORTING

As of June 30, 2014, the Company was organized into three main business segments (four main business segments in 2012) based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years ended June 30,
Revenues from unaffiliated customers:	2014	2013	2012
Jinong	$117,706,034	$110,585,022	$88,168,740
Gufeng	112,011,232	102,915,414	121,480,943
Jintai	-	-	5,792,002
Yuxing	3,684,822	3,397,520	2,082,520
Consolidated	$233,402,088	$216,897,956	$217,524,205

Operating income :
Jinong	$27,765,212	$44,036,878	$43,636,915
Gufeng	16,636,156	15,322,045	18,211,687
Jintai	-	-	(1,863,529)
Yuxing	48,879	(32,265)	(352,996)
Reconciling item (1)	-	-	-
Reconciling item (2)	(1,078,398)	(840,511)	(2,482,232)
Reconciling item (2)--stock compensation	(8,054,189)	(3,100,685)	(3,224,835)
Consolidated	$35,317,660	$55,385,462	$53,925,010

Net income:
Jinong	$23,269,461	$37,682,986	$37,363,672
Gufeng	11,271,742	10,498,393	12,335,102
Jintai	-	-	(1,863,235)
Yuxing	106,059	533,722	(170,996)
Reconciling item (1)	20	142	347
Reconciling item (2)	(9,132,587)	(3,941,195)	(5,707,065)
Consolidated	$25,514,695	$44,774,048	$41,957,825

Depreciation and Amortization:
Jinong	$28,456,422	$10,065,656	$2,347,530
Gufeng	3,143,837	3,298,983	2,878,037
Jintai	-	-	128,563
Yuxing	1,660,990	1,399,407	638,736
Consolidated	$33,261,249	$14,764,046	$5,992,866

Interest expense:
Gufeng	1,380,829	1,351,157	1,590,620
Consolidated	$1,380,829	$1,351,157	$1,590,620

Capital Expenditure:
Jinong	$72,128,061	$31,404,561	$7,935,098
Gufeng	112,941	7,422	-
Jintai	-	-	-
Yuxing	1,423,163	1,037,272	3,948,849
Consolidated	$73,664,165	$32,449,255	$11,883,947

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

	As of June 30,
	2014	2013
Identifiable assets:
Jinong	$195,331,283	$197,232,555
Gufeng	153,655,110	108,409,694
Jintai	-	-
Yuxing	44,003,970	43,021,886
Reconciling item (1)	123,753	68,113
Reconciling item (2)	(3,906)	(3,906)
Consolidated	$393,110,210	$348,728,342

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

Total revenues from exported products currently account for approximately 0.1%, 14.7% and 15.0% of the Company’s total fertilizer revenues for the years ended June 30, 2014, 2013 and 2012, respectively.

FY 2014 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	40% humic acid organic/inorganic fertilizer	$-
India	Jinong	Liquid fertilizer	129,351
India	Jinong	Solid fertilizer	196,572
			$325,923

FY 2013 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	40% humic acid organic/inorganic fertilizer	$-
India	Jinong	Liquid fertilizer	174,150
India	Jinong	Solid fertilizer	158,791
			$332,941

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

FY 2012 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	40% humic acid organic/inorganic fertilizer	$31,330,724
India	Jinong	Liquid fertilizer	77,576
India	Jinong	Solid fertilizer	60,538
Ghana	Jinong	Liquid fertilizer	75,984
			$31,544,822

NOTE 14- COMMITMENTS AND CONTINGENCIES

On June 29, 2012, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2012 with monthly rent of $3,976 (RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $844 (RMB 5,200). However, the land lease contract was terminated since Company sold Jintai’s assets by the year ended June 30, 2014.

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $480 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $63,606, $63,371 and $433,612 as rent expenses for the years ended June 30, 2014, 2013 and 2012, respectively. Rent expenses for the next five years ended June 30, are as follows:

Year Ended June 30,
2015	$15,898
2016	15,898
2017	15,898
2018	10,831
2019	5,765

NOTE 15 VARIABLE INTEREST ENTITIES

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

JUNE 30, 2014

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of June 30, 2014 and 2013:

	June 30,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$102,777	$42,975
Accounts receivable, net	61,248	209,194
Inventories	16,538,621	15,478,654
Other current assets	12,745	7,061
Advances to suppliers	53,168	101,555
Total Current Assets	16,768,559	15,839,439

Plant, Property and Equipment, Net	16,450,206	16,180,551
Construction In Progress	48,883	68,414
Intangible Assets, Net	10,736,322	10,933,482
Total Assets	$44,003,970	$43,021,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$739,526	$533,773
Accrued expenses and other payables	3,086	8,673
Amount due to related parties	43,142,280	42,466,210
Total Current Liabilities	43,884,892	43,008,656

Stockholders' equity	119,078	13,230

Total Liabilities and Stockholders' Equity	$44,003,970	$43,021,886

	Year Ended June 30,
	2014	2013	2012
Revenue	$3,684,822	$3,397,520	$2,082,520
Expenses	3,578,763	2,863,798	2,253,516
Net income (loss)	$106,059	$533,722	$(170,996)

NOTE 16 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries net assets as of June 30, 2014 and 2013 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets	As of June 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$117,939	$62,299
Other current assets	1,908	1,908
Total Current Assets	119,847	64,207

Long-term equity investment	335,598,200	299,923,857
Total long term assets	335,598,200	299,923,857
Total Assets	$335,718,047	$299,988,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$214,520	$394,520
Amount due to related parties	588,343	138,343
Other payables and accrued expenses	2,875,392	2,601,909
Total Current Liabilities	3,678,255	3,134,772

Stockholders' Equities
Common stock, $.001 par value, 115,197,165 shares authorized, 32,362,534 and 29,943,236, shares issued and outstanding as of June 30, 2014 and 2013, respectively	32,362	29,943
Additional paid in capital	114,605,214	105,962,909
Accumulated other comprehensive income	22,840,491	21,813,410
Retained earnings	194,561,725	169,047,030
Total Stockholders' Equity	332,039,792	296,853,292

Total Liabilities and Stockholders' Equity	$335,718,047	$299,988,064

Condensed Statements of Operations	Year ended June 30,
	2014	2013	2012
Revenue	$-	$-	$-
General and administrative expenses	9,132,587	3,941,195	5,707,065
Interest income (expense)	20	142	347
Equity investment in subsidiaries	34,647,262	48,715,101	47,664,543
Net income	$25,514,695	$44,774,048	$41,957,825

Condensed Statements of Cash Flows	Year Ended June 30,
	2014	2013	2012
Net cash provided by (used in) operating activities	$55,640	$(215,239)	$(1,286,612)
Net cash provided by (used in) investing activities	0	0	0
Net cash provided by financing activities	0	0	600,001
Cash and cash equivalents, beginning balance	62,299	277,538	964,149
Cash and cash equivalents, ending balance	$117,939	$62,299	$277,538

Notes to Condensed Parent Company Financial Information

As of June 30, 2014, 2013 and 2012, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 18 – SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2013	2013	2014	2014
Net Revenue	$50,303,347	$40,634,601	$70,295,981	$72,168,159
Gross Profit	$22,469,688	$18,851,515	$26,160,715	$23,716,855
Income (loss) from operation	$13,333,722	$5,478,488	$9,917,167	$6,588,283
Other income (expense)	$(293,915)	$(352,861)	$(368,954)	$(726,289)
Net income (loss)	$10,378,457	$3,675,737	$7,209,131	$4,251,370
Earnings (loss) per shares - basic	$0.35	$0.12	$0.23	$0.11
Earnings (loss) per shares - diluted	$0.35	$0.12	$0.23	$0.11

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2012	2012	2013	2013
Net Revenue	$39,512,740	$41,730,992	$65,872,533	$69,781,691
Gross Profit	$16,933,373	$16,193,533	$21,745,705	$24,511,243
Income (loss) from operation	$11,023,344	$9,898,978	$16,524,411	$17,938,729
Other income (expense)	$(311,960)	$118,250	$17,768	$(251,484)
Net income (loss)	$8,861,400	$8,241,328	$13,410,659	$14,260,661
Earnings (loss) per shares - basic	$0.32	$0.30	$0.48	$0.51
Earnings (loss) per shares - diluted	$0.32	$0.30	$0.48	$0.51

