Form 10-K/A
period 2014-06-30
China Green Agriculture, Inc.
filed 2014-10-28
CIK 857949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34260

CHINA GREEN AGRICULTURE, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

300 Walnut Street Suite 245

Des Moines, IA 50309

(Address of Principal Executive Office and Zip Code)

Registrant’s telephone number, including area code: (515) 897-2421

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, Par Value $0.001	NYSE

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

The number of outstanding shares of the registrant’s common stock on October 23, 2014 was 32,496,787.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

ii

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) amends the Annual Report on Form 10-K of China Green Agriculture, Inc. (the “Company”) for the year ended June 30, 2014, as filed with the Securities and Exchange Commission on September 15, 2014 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III of the Original Form 10-K that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other Parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names of our directors, executive officers and significant employees of our company as of the date of this Form 10-K/A, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

		Position with the	Term as Director of
Name	Age	Company	Company
Tao Li	48	Chairman of the Board of Directors	2007– Present
Ken Ren	38	Chief Financial Officer	2010– Present
Yu Hao	49	Director	2007– Present
Yizhao Zhang	44	Director Chairman of the Audit Committee Compensation Committee Member Nominating Committee Member	2008– Present
Lianfu Liu	76	Director Chairman of the Nominating Committee Audit Committee Member Compensation Committee Member	2007– Present
Yiru Shi	41	Director Chairman of the Compensation Committee Audit Committee Member Nominating Committee Member	2011– Present

Name	Position with the Company and Principal Occupations

Tao Li	Mr. Li became our Chairman of the board of directors (the “Board”), Chief Executive Officer and President since December 26, 2007. Mr. Li has served as the President and CEO of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., our wholly-owned subsidiary (“Jinong”), since 2000. Mr. Li established Xi’an TechTeam Industry (Group) Co., Ltd. in 1996 and established Jinong in 2000. Mr. Li is also currently the Chairman of Kingtone Wirelessinfo Solution Holding Ltd, a NASDAQ listed company. He graduated from Northwest Polytechnic University in Xi’an, China with a Master’s degree in heat and metal treatment. Mr. Li is the current Vice Chairman of the China Green Food Association. Previously, he has held positions at the World Bank Loan Office of China Education Commission, National Key Laboratory for Low Temperature Technology, and Northwest Polytechnic University. Mr. Li is active in Shaanxi Province business and trade organizations including as a member of the CPPCC Shaanxi Committee, the Shaanxi Provincial Decision-Making Consultation Committee, Vice Chairman of the Shaanxi Provincial Federation of Industry and Commerce, Vice President of the Shaanxi Overseas Friendship Association, Vice Chairman of the Shaanxi Provincial Credit Association, Vice Chairman of the Shaanxi Provincial Youth Entrepreneurs Association, Vice Chairman of the Xi’an Municipal Federation of Industry and Commerce and Vice Chairman of the Xi’an Municipal Youth Entrepreneurs Association. Mr. Li, as the founder of our company, has been critical to our success and his experience brings to the Board an irreplaceable perspective with respect to our business and the industry in which we compete. These attributes make Mr. Li an ideal leader to serve as our Chairman.

Ken Ren	Mr. Ren has served as the Chief Financial Officer of our company since April 23, 2010. Prior to joining our company, he served as a capital market analyst for the Federal Home Loan Bank of Des Moines since April 2009, where he analyzed, priced, and assisted in trading investments and issuing debt, conducted hedges and performed relative value analysis in the bank’s capital market group. From March 2008 to April 2009, Mr. Ren served as a senior investment associate at an asset management subsidiary of Wells Fargo, which provides money management services to institutional clients. Prior to that, Mr. Ren served as a portfolio analyst at Risk, Valuation and Analytics department, GMAC-ResCap from January 2007 through December 2007, where he was responsible for risk analytics in managing the credit residual portfolio. He worked in the ABS task force for Commerzbank from December 2007 to March 2008. Mr. Ren received a Ph.D. degree in Operations Research in 2006, and a M.S. degree in Computational Finance in 2004, both from Purdue University. We believe Mr. Ren is a good fit to serve as our Chief Financial Officer, given his credentials mentioned above.

Yu Hao	Mr. Hao became our Director since December 26, 2007. Mr. Hao had served as our interim Chief Financial Officer from December 26, 2007 through April 23, 2008. Mr. Hao has also served as the Director of Finance at Jinong since 2002. Prior to that, he was a financial manager for Shaanxi Fengxiang Automobile Repair Plant, and Shaanxi Baoji Xinsanwei Import & Export Trading Co., Ltd. Mr. Hao holds a degree in Accounting from Northwest Institute of Light Industry. We believe that Mr. Hao’s knowledge of our company’s history and day-to-day operations and his experience in accounting and finance in the PRC qualify him to serve as a director of our company.

Yizhao Zhang	Mr. Zhang is our Director, Chairman of Audit Committee, Compensation Committee Member and Nominating Committee Member. He has served as a director of our company since March 27, 2008. He is currently assisting various Chinese companies in preparing to offer their securities overseas. Currently he is also a director of Kaisa Group Holdings Ltd. (HK: 01638), China Education Alliance, Inc. (OTC QX: CEAI) and China Carbon Graphite, Inc. (OTC BB: CHGI). Mr. Zhang has over 17 years of experience in accounting and internal control, corporate finance, and portfolio management. Previously, Mr. Zhang held senior positions or directorships at China Education Alliance, Inc., Universal Travel Group, Energroups Holdings Corporation, Shengtai Pharmaceutical Inc, Chinawe Asset Management Corporation and China Natural Resources Incorporation. Mr. Zhang also held positions in portfolio management and asset trading at Guangdong South Financial Services Corporation from 1993 to 1999. He is a Certified Public Accountant of the State of Delaware, and a member of the American Institute of Certified Public Accountants (AICPA). He also has the Chartered Global Management Accountant (CGMA) designation. Mr. Zhang graduated with a bachelor’s degree in economics from Fudan University, Shanghai in 1992 and received a Master of Business Administration with concentrations in financial analysis and accounting from the State University of New York at Buffalo in 2003. We believe Mr. Zhang’s extensive financial and accounting experience with various publicly traded companies qualifies Mr. Zhang to serve as an independent director of our company and serve as Chairman of our Audit Committee.

Lianfu Liu	Mr. Liu is our Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as a director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu’s experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Yiru Shi	Mr. Shi is our Director, Chairman of the Compensation Committee, Audit Committee Member and Nominating Committee Member. Ms. Shi has served as a director of our company since December 9, 2011. Ms. Shi previously served as an independent director for Kingtone Wirelessinfo Solution Holding Ltd (Nasdaq: KONE) from March 2010 to July 2011. Prior to that, Ms. Shi served as Chief Financial Officer at China Infrastructure Construction Inc. from December 2009 to October 2010 and Chief Financial Officer at Shengtai Pharmaceutical Inc. from 2008 to December 2009. Prior to that, Ms. Shi served as Audit Manager at Kabani & Co. Inc. from 2005 to 2008. Ms. Shi graduated from the University of California, Irvine with an MBA degree in 2003 and Beijing Polytechnic University in 1997 with a Bachelor’s degree in Computer Science and International Trade and Business. Ms. Shi is a CPA in the United States and is fluent in English and Chinese. We believe Ms. Shi’s technical accounting background, strong academic credentials and substantial experience as a director and officer of other public companies qualifies Ms. Shi to serve on, and be a significant addition to, our Board.

All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers was involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are also required to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during the year ended June 30, 2014, the Reporting Persons met all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and officers, and the members of the Board, which was amended and restated in 2010. The Amended and Restated Code of Ethics (the “Code of Ethics”) is available on our website at www.cgagri.com. Printed copies are available upon request without charge. Any amendment to or waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines applicable to the management of our company, a copy of which is available on our website at www.cgagri.com. Printed copies are available upon request without charge.

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Messrs. Yizhao Zhang, Lianfu Liu and Ms. Yiru Shi, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that each of Mr. Zhang and Ms. Shi qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Zhang. The Audit Committee held four meetings during the fiscal year ended June 30, 2014. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Yizhao Zhang, Lianfu Liu and Ms. Yiru Shi. The Chairman of the Compensation Committee is Ms. Shi. The Compensation Committee held one meeting during the fiscal year ended June 30, 2014. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 Annual Meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Yizhao Zhang, Lianfu Liu and Ms. Yiru Shi. The Chairman of the Nominating Committee is Mr. Liu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2014. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

Board Leadership Structure and Board’s Role in the Oversight of Risk Management

Our Board believes it is important to select our Chairman and our Chief Executive Officer in the manner it considers in the best interests of our company at any given point in time. Due to Mr. Li’s substantial experience in the industry, our Board has determined that the most effective leadership structure for our company is for Mr. Li to serve as both our Chairman and Chief Executive Officer. Our Board benefits from the Chairman having direct knowledge of the operations of, and opportunities and challenges facing, our business on a regular and company-wide basis. Mr. Li’s combined role as Chairman and Chief Executive Officer fosters greater communication between the Board and management and provides unified leadership for carrying out our company’s strategic initiatives and business plans.

To counterbalance the potential for ineffective Board oversight, we have adopted a governance structure that includes: (i) a designated lead independent director; (ii) annual elections of directors by a majority of votes cast at the annual meeting of shareholders; (iii) committees composed entirely of independent directors; and (iv) established corporate governance and ethics guidelines. Our Board appointed Mr. Yizhao Zhang to serve as the Board’s lead independent director. The lead independent director acts as an intermediary between the Board and senior management. Among other things, the lead independent director is responsible for facilitating communication among directors and between the Board and the Chief Executive Officer, working with the Chief Executive Officer to provide an appropriate information flow to the Board, and chairing executive sessions of the independent directors. Executive sessions of our independent directors occur following regularly scheduled quarterly audit committee meetings, and at such other times as the independent directors deem appropriate. However, the Board recognizes that circumstances may change over time and as they do, changes to the leadership structure may be warranted.

The Board has an active role, directly and through its committees, in the oversight of our risk management efforts. The Board carries out this oversight role through several levels of review. The Board regularly reviews and discusses with members of management information regarding the management of risks inherent in the operations of our businesses and the implementation of our strategic plan, including our risk mitigation efforts.

In accordance with corporate governance standards of the NYSE, the Audit Committee charter assigns to that committee the responsibility to review our policies and practices with respect to risk assessment and risk management, including major financial risk exposures, and the steps management has taken to monitor and control such exposures. Additionally, each of the Board’s committees also oversees the management of our risks that are under each committee’s areas of responsibility. For example, the Audit Committee oversees management of accounting, auditing, external reporting, internal controls, and cash investment risks. The Nominating Committee oversees our compliance policies, Code of Conduct, conflicts of interests, director independence and corporate governance policies. The Compensation Committee oversees risks arising from compensation practices and policies. In this manner the Board is able to coordinate its risk oversight.

Director Nominations

The Nominating Committee recommends director candidates and will consider for such recommendation director candidates proposed by management, other directors and stockholders. All director candidates will be evaluated based on the criteria identified below, regardless of the identity of the individual or the entity or person who proposed the director candidate.

The selection of director nominees includes consideration of factors deemed appropriate by the Corporate Governance and Nominating Committee and the Board. We may engage a firm to assist in identifying, evaluating, and conducting due diligence on potential board nominees. Factors will include integrity, achievements, judgment, intelligence, personal character, any prior contact or relationship between a candidate and a current or former director or officer of our company, the interplay of the candidate’s relevant experience with the experience of other Board members, the willingness of the candidate to devote adequate time to Board duties and the likelihood that he or she will be willing and able to serve on the Board for a sustained period. The Corporate Governance and Nominating Committee will consider the candidate’s independence, as defined by the rules of the SEC and the NYSE. In connection with the selection, due consideration will be given to the Board’s overall balance of diversity of perspectives, backgrounds, and experiences. Experience, knowledge, and skills to be represented on the Board include, among other considerations, financial expertise (including an “audit committee financial expert” within the meaning of the SEC’s rules), financing experience, related industry experience, strategic planning, business development, and community leadership.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2014. Accordingly, our “Named Executive Officers” are Mr. Tao Li, our Chairman, President and Chief Executive Officer, and Mr. Ken Ren, our Chief Financial Officer.

Our Board established the Compensation Committee to assist with the analysis and determination of the compensation structure for our executive officers. Our Compensation Committee, consisting of three independent directors, reviews and approves, or in some cases recommends for the approval of the full Board, the annual compensation for our executive officers. Typically, management recommends to the Compensation Committee compensation package proposals based on prevailing compensation standards in our industry, which in turn reviews and approves such proposals. Our Compensation Committee may consult with the executive officers to form consensus on such packages. Our executive officers may discuss any disagreements and needed amendment to such proposals with our Compensation Committee before such proposals are finalized and approved by the Compensation Committee.

Compensation Objectives

Our compensation objectives are as follows:

•	We strive to provide competitive executive compensation programs that will help to attract highly qualified individuals necessary for our continued growth. Once an executive is hired, our goal is to retain and motivate them to achieve higher levels of performance and be appropriately rewarded for that effort.

•	Compensation and benefits are competitive with the local labor markets in which we compete, and focus also will be given to companies that operate in the agriculture, feed, and fertilizer industries. Peer companies will typically have annual revenues that are one-half to double that of us, for the purposes of compensation benchmarking.

•	We provide an executive compensation package consisting of base salary, incentives (short term & long term), and benefits that are consistent with similar positions at our recognized competitors. Each component addresses individual and company performance with a focus on long-term profitable growth and shareholder return, competitive conditions, and our overall financial performance.

•	All compensation programs are administered without regard to race, religion, national origin, color, sex, age, or disability, and adhere to all local laws and regulations.

Elements of Compensation

Base Salary

Our approach is to pay our executives a base salary that is competitive with those of other executive officers in similar positions and with similar responsibilities in our peer group of competitive companies. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance.

Stock-Based Awards under the Equity Incentive Plan

In addition to base salary, the other key component of executive compensation we provide to our Named Executive Officers is equity-based compensation. In October 2009, our Board adopted our 2009 Equity Incentive Plan (the “Plan”), which was approved by our shareholders at our annual shareholders meeting in December 2009 and amended in December 2012 and December 2013. The Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The Board and the Compensation Committee believe the ability to grant restricted stock, stock options and make other stock-based awards under the Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success.

During the year ended June 30, 2013, on September 28, 2012 under the Plan, the Compensation Committee granted (i) 200,000 shares of restricted stock to Mr. Ken Ren, the Company’s Chief Financial Officer (the “CFO”), and (ii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each is an independent director of the Company. The Stock Grants all vest in three installments on December 31, 2012, March 31, 2013, and June 30, 2013, with 100,000 shares vesting first and 50,000 shares vesting on each of the other two vesting dates to the CFO; and 10,000 shares vesting first and half of the their respective remaining shares vesting on each of the other two vesting dates to the three independent directors. The vest of the restricted shares is conditioned on the individuals being employed by the Company at the time of the vest. In addition, the Committee delegated the Chief Executive Officer (the “CEO”) to allocate a total of 210,000 shares of restricted stock to key employees.

During the year ended June 30, 2014, effective September 28, 2013, the Compensation Committee granted (i) 480,000 shares of restricted stock to Mr. Tao Li, the Company’s CEO; (ii) 200,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each is an independent director of the Company; and (iv) 980,000 shares of restricted stock to 420 employees (the “Stock Grants”). The Stock Grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2014 for the CFO and the three independent directors, until March 31, 2015 for the CEO and until December 31, 2015 for the employees.

Employee Stock Purchase Plan

On August 9, 2012 the Board adopted the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. The ESPP was amended and approved by the shareholders in December 2013. The aggregate number of shares of the Company’s common stock that may be issued under the ESPP is 2,250,000 shares. The ESPP has been delegated to be administered by the Compensation Committee since October 19, 2012. Any employee of the Company or any parent (if any) and subsidiary corporation of the Company (the “Affiliate”), who is not a natural person resident in the United States, who has been in the employ of the Company or any Affiliate for such continuous period as required by the Board preceding the grant of rights under the ESPP is eligible to participate in the ESPP during the applicable offering period, subject to administrative rules established by the Compensation Committee.

The ESPP is implemented by sequential offerings, the commencement and duration of which are determined by the Compensation Committee. The purchase price at which each share of Common Stock may be acquired in an offering period upon the exercise of all or any portion of a purchase right are established by the Compensation Committee. However, the purchase price on each purchase date shall not be less than the fair market value of a share of Common Stock on the purchase date.

During the fiscal year ended June 30, 2014, the Company firstly issued 118,778 shares of common stock at the market price of $4.42 per share to Mr. Tao Li ($525,000 in total), the Company’s Chairman and Chief Executive Officer under the ESPP on September 26th,2013. The Company then issued 533,165 shares of common stock at the market price of $2.35 per share to certain employees enrolled in the ESPP ($1,252,938 in total) on May 26th, 2014. Thirdly, the Company issued 87,719 shares of common stock at the market price of $2.28 per share to certain employees enrolled in ESPP ($200,000 in total) on September 12th, 2014.

Retirement or Pension Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including the Named Executive Officers.

Deferred Compensation

We do not have any qualified or nonqualified deferred compensation plans.

Perquisites

Historically, we have provided our Named Executive Officers with minimal perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant component of compensation, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete. We believe that these additional benefits assist our Named Executive Officers in performing their duties and provide time efficiencies for them. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our Board.

Summary Compensation Table— Fiscal Years Ended June 30, 2014, 2013 and 2012

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during each of the three fiscal years ended June 30, 2014, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tao Li	June 30, 2014	$300,000	$36,000	$2,054,400	—	—	—	—	$2,390,400
Chief Executive	June 30, 2013	$300,000	$36,000	—	—	—	—	—	$336,000
Officer, President and	June 30, 2012	$300,000	0	$857,500	—	—	—	—	$1,157,500
Chairman of the Board

Ken Ren	June 30, 2014	$160,000	$16,800	$856,000	—	—	—		$1,032,800
Chief Financial Officer	June 30, 2013	$160,000	$16,800	$656,000	—	—	—	—	$832,800
	June 30, 2012	$160,000	0	$514,500	—	—	—	—	$674,500
									$421,120

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our Named Executive Officers.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2014:

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)	Units (#)	Options (#)	Awards ($ /Sh)	Awards ($)(1)
Tao Li	—	—	—	—	—	—	—	480,000	—	$4.28	$2,054,400
Ken Ren	—	—	—	—	—	—	—	200,000	—	$4.28	$856,000

________________

(1)	With respect to the restricted stock awards, the grant date fair value is calculated by multiplying the number of shares granted by the closing price on the trading day immediately preceding the grant date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

The following is a summary of the material terms of the written employment by and between Jinong and Mr. Tao Li.

Tao Li. Pursuant to an employment agreement between Jinong and Mr. Tao Li dated January 16, 2008, Mr. Li is employed by Jinong as its Chairman of the Board and Chief Executive Officer for a term of five years. The agreement will be automatically renewed on the same terms and conditions for successive additional five-year periods unless either party provides written notice of termination at least 60 days prior to the end of any five-year term. No such written notice was provided by either party at the end of the initial term under the agreement. The agreement is terminable immediately, or upon 30-days prior written notice, upon the occurrence of certain events. The agreement provides for an annual salary of RMB 60,000 (approximately $8,508).

In addition, on March 31, 2011, our Compensation Committee approved an increase in Mr. Li’s base salary to an aggregate total of $300,000 (inclusive of the RMB 60,000 payable by Jinong), which is not set forth in his employment agreement.

Description of Plan Based Awards

The equity incentive awards reported in the above table entitled “Grants of Plan Based Awards” were granted under, and are subject to, the terms of our 2009 Equity Incentive Plan, as amended (the “Plan”). The Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the Plan.

With respect to all restricted stock grants disclosed herein, if we terminate the grantee’s employment or affiliation with us for any reason, all unvested portions of such restricted stock grants are forfeited.  Any shares of restricted stock that do not vest for failure to meet the requisite performance targets will also be forfeited.

With respect to all non-qualified stock option grants disclosed herein, if we terminate the grantee’s employment or affiliation with us for any reason, all unvested options are forfeited.  If the grantee’s employment or affiliation with us is terminated voluntarily by the grantee or by us for cause, all vested options are also terminated.  In the event we terminate the grantee’s employment or affiliation with us without cause, the grantee has the lesser of ninety (90) days or the remaining term of the option to exercise any vested options.  If we terminate the grantee’s employment or affiliation with us due to death or disability, the grantee has the lesser of twelve (12) months or the remaining term of the option to exercise any vested options.  In the case of non-qualified options subject to performance based vesting, any options which do not vest for failure to meet the requisite performance targets will be forfeited.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Tao Li	—	—	—	—	—	—	$—	240,000	$528,000

Ken Ren	—	—	—	—	—	—	$—	100,000	$220,000

Option Exercises and Stock Vested During the Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING THE FISCAL YEAR

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Tao Li	--	--	270,000	$882,700	(1)

Ken Ren	--	--	200,000	$780,500	(2)

(1)	Represents the vesting of (i) 60,000 shares of restricted stock on September 30, 2013 with a market value of $4.55 per share on such date, (ii) 70,000 shares of restricted stock on December 31, 2013 with a market value of $3.62 per share on such date, and (iii) 70,000 shares of restricted stock on March 31, 2014 with a market value of $2.89 per share on such date. (iv) 70,000 shares of restricted stock on June 30, 2014 with a market value of $2.2 per share on such date.

(2)	Represents the vesting of (i) 100,000 shares of restricted stock on September 30, 2013 with a market value of $4.55 per share on such date, (ii) 50,000 shares of restricted stock on December 31, 2013 with a market value of $3.62 per share on such date, and (iii) 50,000 shares of restricted stock on March 31, 2014 with a market value of $2.89 per share on such date.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2014, there were outstanding options to purchase an aggregate of 115,099 shares of common stock granted under the Plan. Options granted in the future under the Plan are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2014.

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

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yizhao Zhang	$26,000	$84,000	(2)	—	—	—	0	84,000
Yiru Shi	$26,000	$63,000	(2)	—	—	—	0	63,000
Lianfu Liu	$26,000	$42,000	(2)	—	—	—	0	42,000

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our directors. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our directors.

(2)	Represents 40,000, 30,000, 20,000 shares of restricted shares to three independent directors respectively which granted by the Company on September 28, 2013.

The directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2014 were Ms. Yiru Shi and Messrs. Yizhao Zhang and Lianfu Liu. During the fiscal year ended June 30, 2014:

•	none of the members of the Compensation Committee was an officer (or former officer) or employee of our company or any of its subsidiaries;
•	none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which we were a participant and the amount involved exceeded $120,000;
•	none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;
•	none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and
•	none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board.

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2014, and (2) assuming a change in control on June 30, 2014.

Name	Termination Without Cause(1)	Change in Control(2)
Tao Li	$794	$990,000	(3)
Ken Ren	$13,333	$220,000	(4)

(1)	Represents the payments made pursuant to contractual agreements with each Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2014, i.e., $2.2 per shares, multiplied by the number of unvested shares.

(3)	Represents the vesting of 450,000 shares of restricted stock.

(4)	Represents the vesting of 100,000 shares of restricted stock.

Termination Clauses in Employment Agreements

Tao Li. Pursuant to the terms of Mr. Li’s employment agreement with Jinong, Jinong may terminate Mr. Li’s employment for any reason upon 30 days prior written notice, in which case no termination payment is due. Alternatively, Jinong may terminate his employment immediately upon the payment of one month’s salary. In the case of termination for cause as defined therein, we may terminate Mr. Li’s employment immediately without pay.

2009 Equity Incentive Plan Change in Control Provisions

In the event of a change in control of our company, and except as otherwise set forth in the applicable award agreement, all unvested portions of awards shall vest immediately. Awards, whether or not then vested, shall be continued, assumed, or have new rights as determined by our Compensation Committee or a committee of the Board designated to administer the Plan, and restrictions to which any shares of restricted stock or any other award granted prior to the change in control are subject shall not lapse. Awards shall, where appropriate at the discretion of the Committee, receive the same distribution of our common stock on such terms as determined by the Compensation Committee. Upon a change in control, the Committee may also provide for the purchase of any awards for an amount of cash per share of common stock issuable under the award equal to the excess of the highest price per share of our common stock paid in any transaction related to a change in control of our company over the exercise price of such award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of October 23, 2014, the latest applicable date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of October 23, 2014, an aggregate of 32,496,787 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

	Greater Than 5% Shareholders
Common Stock	Tao Li	10,096,212	(3)	31.1%

Common Stock	Qing Xin Jiang	1,677,769		5.2%

	Directors and Executive Officers

Common Stock	Tao Li President, Chief Executive Officer and Chairman of the Board	Same as above		Same as the above

Common Stock	Ken Ren Chief Financial Officer	215,000		--	*

Common Stock	Yizhao Zhang Director	111,000		--	*

Common Stock	Yu Hao Director	17,166		--	*

Common Stock	Lianfu Liu Director	61,000		--	*

Common Stock	Yiru Shi Director	30,000		--	*

	All executive officers and directors as a group	10,530,387		32.5%

* Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

(2)	In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 32,496,787 shares of common stock outstanding as of October 23, 2014, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Includes (i) 497,387 shares held by Mr. Li’s wife, and (ii) 897,387 shares held by Mr. Li’s son. Mr. Li disclaims beneficial ownership with respect to the shares held by his wife and son.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

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

On August 10, 2010, Yuxing, entered into an agreement with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), the contractually-controlled operating subsidiary of Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”), whose Chairman is Mr. Tao Li, the Company’s Chairman and CEO. Pursuant to the agreement, Kingtone Information was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB 3,030,000, or approximately US$492,072. The project is currently ongoing, and RMB 1,212,000 or $196,829 had been paid by Yuxing to Kingtone as of June 30, 2014. Pursuant to the agreement, Kingtone Information will design, plan, construct and purchase materials for the electronic control systems to be used in 28 greenhouses of Yuxing. The agreement sets forth a warranty period, which is the earlier of (a) 18 months after the construction raw materials are delivered, inspected and accepted, and (b) 12 months after the inspection and acceptance of the work completed. During the warranty period Yuxing is entitled to receive maintenance and repair services at no cost.

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB 24,480 (approximately $4,000).

Our executive offices located at 3/F, Area A, Block A, No. 18 South Taibai Road, Xi’an 710065, the People’s Republic of China are leased from Kingtone Information for a term of two years from July 1, 2014 at monthly rent of RMB 24,480 (approximately $4,000) for 612 square meters (approximately 6,588 square feet) of office space.

On October 1, 2014, the audit committee and the Board approved a private placement investment in the Common Stock from Mr. Tao Li, pursuant to which the Company will issue 496,445 shares of its Common Stock, par value $0.001 to Mr. Li, pending the approval from its stockholders. The purchase price for each share is $2.25, the closing price of the Common Stock that day, and the aggregate purchase price for shares is $1,117,000.

Procedures for Approval of Related Party Transactions

In November 2010, we adopted a written Related Party Transactions Policy (the “Policy”). According to the Policy, a “Related Party Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) are, were or will be a participant and the amount involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect “material” interest. The Policy’s definition of a “Related Party” is in line with the definition set forth in the instructions to Item 404(a) of Regulation S-K promulgated by the SEC.

Under the Policy, our Chief Financial Officer is responsible for determining whether a proposed transaction, as submitted by a Related Party is a Related Party Transaction that requires the consideration and discussion of the Audit Committee. The Audit Committee is responsible for evaluating and assessing a proposed transaction based on the facts and circumstances including those listed in the Policy, including comparing the terms of the proposed transaction and the terms available to unrelated third parties or to employees generally. The Policy states that the Audit Committee shall approve only those Related Party Transactions that are in, or are not inconsistent with, the best interests of our company and our stockholders. No member of the Audit Committee shall participate in any review, consideration or approval of any Related Party Transaction in which he or she or any immediate family member directly or indirectly is involved.

In the event that we become aware of a Related Party Transaction that has not been previously approved under the Policy, such transaction will be presented to the Audit Committee. A Related Party Transaction entered into without pre-approval of the Audit Committee shall not be deemed to violate the Policy, or be invalid or unenforceable, so long as the transaction is brought to the Audit Committee as promptly as reasonably practical after it is entered into and is subsequently ratified by the Audit Committee.

Communications with the Board

Interested parties may communicate with any of our directors, our Board as a group, our independent directors as a group or any committees of the Board by sending an e-mail to Ran Liu, Secretary to the Board, at liuran@cgagri.com and indicating the intended recipient in the subject line, or by writing to Ms. Liu at China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The Board has given Ms. Liu, as Secretary to the Board, the discretion to distribute communications to the director or directors, after ascertaining whether the communications are appropriate to duties and responsibilities of the Board. Communications that relate to ordinary business matters that are not within the scope of the Board’s responsibilities will be forwarded to the appropriate employee within our company. Solicitations, junk email and obviously frivolous or inappropriate communications will not be forwarded. You will receive a written acknowledgement from the Secretary to the Board upon receipt of your communication.

Independence of the Board

Our Board is currently composed of five (5) members. Yizhao Zhang, Yiru Shi and Lianfu Liu qualify as independent directors in accordance with the published listing requirements of the New York Stock Exchange (“NYSE”). The NYSE independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE rules, our Board has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Board Meetings

The Board held five meetings, by telephone, in the fiscal year ended June 30, 2014. In addition, the Board unanimously approved five written consents on matters between meetings. During the fiscal year ended June 30, 2014, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 14. Principal Accounting Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2014 and 2013:

	Years Ended
	June 30, 2014	June 30, 2013
Audit Fees	$375,000	$456,500
Audit related fees	5,000	15,000
Tax fees	-	-
All Other Fees	-	-
Total	$380,000	$471,500

Audit Fees

The aggregate fees billed by Kabani & Company, Inc. for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services in connection with statutory and regulatory filings or engagements were $375,000 and $456,500 for the fiscal years ended June 30, 2014 and 2013, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $5,000 and $15,000 for the fiscal years ended June 30, 2014, and 2013, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Friedman for our consolidated financial statements as of and for the year ended June 30, 2014.

The Company’s principal accountant, Kabani & Company, Inc., did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

31.1	Rule 13a-14(a)/15d-14(a) Certification Principal Executive Officer	☒
31.2	Rule 13a-14(a)/15d-14(a) Certification Principal Financial Officer	☒
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

By:	/s/ Tao Li
Tao Li
Chief Executive Officer
(principal executive officer)

Date:	October 28, 2014

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

Signature

/s/ Tao Li	Chairman of the Board of Directors	October 28, 2014
Tao Li	(principal executive officer)

/s/ Ken Ren	Chief Financial Officer	October 28, 2014
Ken Ren	(principal financial officer and
principal accounting officer)

/s/ Yu Hao	Director	October 28, 2014
Yu Hao

/s/ Yizhao Zhang	Director	October 28, 2014
Yizhao Zhang

/s/ Lianfu Liu	Director	October 28, 2014
Lianfu Liu

/s/ Yiru Shi	Director	October 28, 2014
Yiru Shi

