Form 10-Q
period 2014-09-30
China Green Agriculture, Inc.
filed 2014-11-10
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ ( Do not check if a smaller reporting company )	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,474,005 shares of common stock, $.001 par value, as of November 3, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	June 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$41,116,016	$26,890,321
Accounts receivable, net	75,058,824	88,781,608
Other receivable, net	1,977,502	3,942,542
Inventories	100,583,401	75,486,898
Prepaid expenses and other current assets	529,147	480,432
Advances to suppliers, net	37,809,606	32,630,865
Total Current Assets	257,074,496	228,212,666

Plant, Property and Equipment, Net	47,275,996	48,061,611
Other Receivables, Net of current portion	2,628,361	2,628,361
Deferred Asset, Net	77,637,538	83,680,425
Other Assets	120,342	98,018
Intangible Assets, Net	24,823,031	25,225,143
Goodwill	5,203,986	5,203,986

Total Assets	$414,763,750	$393,110,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,812,361	$3,378,248
Customer deposits	36,870,502	25,700,586
Accrued expenses and other payables	4,420,750	4,309,073
Amount due to related parties	1,958,736	1,758,336
Taxes payable	3,933,954	1,921,455
Short term loans	22,947,120	24,002,720
Total Current Liabilities	72,943,423	61,070,418

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 32,474,005 and 32,362,534 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	32,474	32,362
Additional paid-in capital	116,280,266	114,605,214
Statutory reserve	23,435,997	22,540,394
Retained earnings	179,224,810	172,021,331
Accumulated other comprehensive income	22,846,780	22,840,491
Total Stockholders' Equity	341,820,327	332,039,792

Total Liabilities and Stockholders' Equity	$414,763,750	$393,110,210

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
Sales
Jinong	$34,464,165	$31,762,002
Gufeng	15,986,074	17,756,082
Yuxing	851,551	785,263
Net sales	51,301,790	50,303,347
Cost of goods sold
Jinong	13,380,623	13,969,831
Gufeng	12,599,185	13,209,632
Yuxing	648,548	654,196
Cost of goods sold	26,628,356	27,833,659
Gross profit	24,673,434	22,469,688
Operating expenses
Selling expenses	11,066,721	5,796,190
General and administrative expenses	3,119,632	3,339,776
Total operating expenses	14,186,353	9,135,966
Income from operations	10,487,081	13,333,722
Other income (expense)
Other income (expense)	41,955	(116,383)
Interest income	29,385	55,654
Interest expense	(455,744)	(233,186)
Total other income (expense)	(384,404)	(293,915)
Income before income taxes	10,102,677	13,039,807
Provision for income taxes	2,003,595	2,661,350
Net income	8,099,082	10,378,457
Other comprehensive income
Foreign currency translation gain	6,289	694,716
Comprehensive income	$8,105,371	$11,073,173

Basic weighted average shares outstanding	32,377,250	29,973,726
Basic net earnings per share	$0.25	$0.35
Diluted weighted average shares outstanding	32,377,250	29,973,726
Diluted net earnings per share	0.25	0.35

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$8,099,082	$10,378,457
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock and stock options for compensation	1,475,164	1,984,494
Depreciation and amortization	11,749,194	5,666,842
Changes in operating assets
Accounts receivable	13,714,334	(9,882,111)
Other current assets	(48,687)	8,843
Inventories	(25,081,049)	(15,498,332)
Advances to suppliers	(5,175,552)	1,174,510
Other assets	(22,310)	20,620
Changes in operating liabilities
Accounts payable	(565,539)	508,712
Customer deposits	11,163,038	2,680,539
Tax payables	2,011,259	(1,875,760)
Accrued expenses and other payables	111,790	549,836
Amount due to related parties	-	-
Net cash provided by (used in) operating activities	17,430,724	(4,283,350)

Cash flows from investing activities
Purchase of plant, property, and equipment	(231,115)	(646,170)
Proceeds from other receivables	1,963,830	-
Deferred assets	(4,291,918)	(25,771,964)
Net cash used in investing activities	(2,559,203)	(26,418,134)

Cash flows from financing activities
Proceeds from the sale of common stock	200,000	-
Proceeds from loans	-	162,800
Repayment of loans	(1,054,950)	-
Advance from related party	200,400	100,000
Net cash provided by (used in) financing activities	(654,550)	262,800

Effect of exchange rate change on cash and cash equivalents	8,724	297,697
Net increase (decrease) in cash and cash equivalents	14,225,695	(30,140,987)

Cash and cash equivalents, beginning balance	26,890,321	75,031,489
Cash and cash equivalents, ending balance	$41,116,016	$44,890,502

Supplement disclosure of cash flow information
Interest expense paid	$455,744	$348,675
Income taxes paid	$-	$4,558,400

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance 118,778 shares of common stock for repayment of
amount due to related party	$-	$525,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The Company’s corporate structure as of September 30, 2014 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending June 30, 2015.

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

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years as long as the distributors are actively selling the Company’s products, according to the terms in the cooperation agreement by and between the Company and its distributors. For the three months ended September 30, 2014, the Company amortized $10,331,084 of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending September 30, 2015, 2016, and 2017 is $43,238,911, $28,891,621 and $5,507,006, respectively.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The components of basic and diluted earnings per share consist of the following:

	For the Three Months Ended September 30,
	2014	2013
Net Income for Basic Earnings Per Share	$8,099,082	$10,378,457
Basic Weighted Average Number of Shares	32,377,250	29,973,726
Net Income per Share – Basic	$0.25	$0.35
Net Income for Diluted Earnings Per Share	$8,099,082	$10,378,457
Diluted Weighted Average Number of Shares	32,377,250	29,973,726
Net Income per Share – Diluted	$0.25	$0.35

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2014 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

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

FASB Accounting Standards Update No. 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30,	June 30,
	2014	2014
Raw materials	$52,402,159	$24,618,225
Supplies and packing materials	639,812	492,954
Work in progress	312,410	440,935
Finished goods	47,229,020	49,934,784
Total	$100,583,401	$75,486,898

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	June 30,
	2014	2014
Building and improvements	$29,930,241	$29,930,240
Auto	732,684	732,684
Machinery and equipment	36,424,759	36,193,501
Agriculture assets	826,549	826,549
Total property, plant and equipment	67,914,233	67,682,974
Less: accumulated depreciation	(20,638,237)	(19,621,363)
Total	$47,275,996	$48,061,611

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	June 30,
	2014	2014
Land use rights, net	$11,658,736	$11,723,976
Technology patent, net	435,774	498,027
Customer relationships, net	6,086,686	6,350,586
Non-compete agreement	32,155	42,874
Trademarks	6,609,680	6,609,680
Total	$24,823,031	$25,225,143

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

The Land Use Rights consist of the following:

	September 30,	June 30,
	2014	2014
Land use rights	$13,238,189	$13,238,189
Less: accumulated amortization	(1,579,453)	(1,514,213)
Total land use rights, net	$11,658,736	$11,723,976

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

TECHNOLOGY PATENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,494,080) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	September 30,	June 30,
	2014	2014
Technology know-how	$2,448,191	$2,448,191
Less: accumulated amortization	(2,012,417)	(1,950,164)
Total technology know-how, net	$435,774	$498,027

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,556,000) and is amortized over the remaining useful life of ten years.

	September 30,	June 30,
	2014	2014
Customer relationships	$10,556,000	$10,556,000
Less: accumulated amortization	(4,469,314)	(4,205,414)
Total customer relationships, net	$6,086,686	$6,350,586

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $214,368) and is amortized over the remaining useful life of five years using the straight line method.

	September 30,	June 30,
	2014	2014
Non-compete agreement	$214,368	$214,368
Less: accumulated amortization	(182,213)	(171,494)
Total non-compete agreement, net	$32,155	$42,874

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,609,680) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, 2014, are as follows:

AMORTIZATION TABLE
Year Ends	Expense ($)
September 30, 2015	1,612,251
September 30, 2016	1,558,659
September 30, 2017	1,258,111
September 30, 2018	1,320,364
September 30, 2019	1,320,364

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30,	June 30,
	2014	2014
Payroll payable	$7,964	$7,964
Welfare payable	166,727	166,727
Accrued expenses	3,205,855	2,948,727
Other payables	904,332	1,049,783
Other levy payable	135,872	135,872
Total	$4,420,750	$4,309,073

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

As of September 30, 2014 and June 30, 2014, the amount due to related parties was $1,958,736 and $1,758,336, respectively. At September 30, 2014 and June 30, 2014, $1,136,800 and $1,136,800, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On November 1, 2013, Yuxing entered into an agreement with Xi'an Techteam Investment Holding Group (“Techteam Investment”), a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company, to delegate Techteam Investment to procure certain inventories from the market from November 1, 2013 to June 30, 2014 (the “Agreement Period”). During the Agreement Period, Techteam Investment advances procurement payment to vendors, and Yuxing repays the outstanding procurement amount to Techteam Investment periodically. Techteam Investment receives no commission or compensation in this process. The total amount under this Agreement is $133,168.

On August 10, 2010, Yuxing, entered into an agreement with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), the contractually-controlled operating subsidiary of Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”), whose Chairman is Mr. Tao Li, the Company’s Chairman and CEO. Pursuant to the agreement, Kingtone Information was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately $492,072. The project is currently ongoing, and RMB1,212,000 or $196,829 had been paid by Yuxing to Kingtone as of September 30, 2014.

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB24,480 (approximately $4,000).

NOTE 8- LOAN PAYABLES

As of September 30, 2014, the short-term loan payables consist of eleven loans which mature on dates ranging from October 29, 2014 through September 23, 2015 with interest rates ranging from 6.00% to 7.80%. The loans No 4,7 and 8 below are collateralized by Tianjuyan’s land use right and building ownership right. The loan No.5 is collateralized by deposit. The loans No.3 collateralized by Jinong’s land use right and Jinong’s credit. The loan No. 6 and 10 are guaranteed by Jinong’s credit. The loans No. 1, 2 and 11 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No.9 is guaranteed by Jinong and Tianjuyuan’s deposit.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

No.	Payee	Loan period per agreement	Interest Rate	As of Sep 30, 2014
1	Beijing International Trust Co., Ltd	Oct 30, 2013- Oct 29, 2014	7.80%	$1,299,200
2	Beijing International Trust Co., Ltd	Dec 12, 2013 - Dec 11, 2014	7.80%	1,299,200
3	Bank of Tianjin- Beijing Branch	Jan 8, 2014- Jan 7, 2015	6.60%	5,684,000
4	Agriculture Bank of China-Pinggu Branch	Jan 15, 2014-Jan 14, 2015	6.60%	1,364,160
5	Bank of Tianjin- Beijing Branch	Jan 23, 2014- Jan 22, 2015	6.00%	3,053,120
6	China Merchants Bank- Chaoyangmen Branch	Feb 19, 2014- Feb 18, 2015	7.20%	2,436,000
7	Agriculture Bank of China-Pinggu Branch	Mar 24, 2014- Mar 23, 2015	6.60%	1,299,200
8	Agriculture Bank of China-Pinggu Branch	Apr 25, 2014- Apr 24, 2015	6.60%	1,640,240
9	Bank of Beijing- Pinggu Branch	Aug 6, 2014- Aug 5, 2015	7.20%	1,624,000
10	China Merchants Bank- Chaoyangmen Branch	Aug 27, 2014- Aug 26, 2015	7.80%	1,624,000
11	Beijing International Trust Co., Ltd	Sep 24, 2014- Sep 23, 2015	7.80%	1,624,000
	Total			$22,947,120

As of June 30, 2014, the short-term loan payables consist of eleven loans which mature on dates ranging from August 14, 2014 through April 24, 2015 with interest rates ranging from 6.00% to 7.80%. The loans No. 7, 10 and 11 below are collateralized by Tianjuyan’s land use right and building ownership right. The loan No. 2 is collateralized by Gufeng and Tianjuyuan. The loan No.8 is collateralized by deposit. The loans No. 1, 3, 4, 5 and 9 are guaranteed by Jinong’s credit. The loan No. 6 is collateralized by the land use rights of Jinong. The loans No. 1 and 2 were subsequently paid off during August 2014.

No.	Payee	Loan period per agreement	Interest Rate	As of June 30, 2014
1	China Merchants Bank Chaoyang Branch	Feb 25, 2014 - Aug 14, 2014	6.90%	$2,030,000
2	Beijing Bank Pinggu Branch	Aug 16, 2013 - Aug 15, 2014	7.20%	1,624,000
3	Beijing International Trust Co., Ltd	Sep 25, 2013 - Sep 24, 2014	7.80%	1,624,000
4	Beijing International Trust Co., Ltd	Oct 30, 2013-Oct 29, 2014	7.80%	1,624,000
5	Beijing International Trust Co., Ltd	Dec 12, 2013-Dec 11, 2014	7.80%	1,624,000
6	Tianjin Bank Beijing Branch	Jan 8, 2014-Jan 7, 2015	6.60%	5,684,000
7	Agriculture Bank of China-Pinggu Branch	Jan 15, 2014-Jan 14, 2015	6.60%	1,364,160
8	Tianjin Bank Beijing Branch	Jan 23, 2014 - Jan 22,2015	6.00%	3,053,120
9	China Merchants Bank Chaoyang Branch	Feb 19, 2014-Feb 18, 2015	7.20%	2,436,000
10	Agriculture Bank of China-Pinggu Branch	Mar 24, 2014- Mar 23, 2015	6.60%	1,299,200
11	Agriculture Bank of China-Pinggu Branch	Apr 25, 2014- Apr 24, 2015	6.60%	1,640,240
	Total			$24,002,720

The interest expense from short-term loans were $455,744 and $233,186 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 9 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three months ended September 30, 2014 and 2013 of $1,516,587 and $1,825,650, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $487,008 and $835,700 for the three months ended September 30, 2014 and 2013, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Income Taxes and Related Payables

Taxes payable consist of the following:

	September 30,	June 30,
	2014	2014
VAT provision	$52,840	$61,506
Income tax payable	3,171,512	1,166,683
Other levies	709,602	693,266
Total	$3,933,954	$1,921,455

Tax Rate Reconciliation

Our effective tax rates were approximately 19.8% and 20.4% for the three months ended September 30, 2014 and 2013, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended September 30, 2014 and 2013, for the following reasons:

September 30, 2014
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$12,208,311		$(2,105,634)		$10,102,677
Expected income tax expense (benefit)	3,052,078	25.0%	(715,916)	34.0%	2,336,162
High-tech income benefits on Jinong	(591,405)	(4.8)%	-	-	(591,405)
Losses from subsidiaries in which no benefit is recognized	(457,078)	(3.7)%	-	-	(457,078)
Change in valuation allowance on deferred tax asset from US tax benefit	-		715,916	(34.0)%	715,916
Actual tax expense	$2,003,595	16.4%	$-	-%	$2,003,595	19.8%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On September 26, 2013, the Company issued 118,778 shares of common stock at the market price of $4.42 per share to Mr. Tao Li as the repayment for $200,000 he previously advanced to the Company and $325,000 for the unpaid compensation.

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

Effective July 28, 2014, the Company issued 23,752 shares of common stock for professional fees valued at $54,444. The shares were valued at the market price on the date of issuance.

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees. among which (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees.

On September 12, 2014, the Company’ Compensation Committee, approved the issuance of 87,719 shares of common stock to its ten employees under the Company’s Amended and Restated 2012 Employee Stock Purchase Plan for a cash contribution of a total of $200,000. The issuance is at the closing price $2.28 per share on September 11, 2014.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

As of September 30, 2014, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 11 – STOCK OPTIONS

There were no issuances of stock options during the three months ended September 30, 2014.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2014	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, September 30, 2014	115,099	$14.66	$-

NOTE 12 –CONCENTRATIONS AND LITIGIATION

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

Vendor and Customer Concentration

There were two vendors from which the Company purchased 21.5% and 12.5% of its raw materials for the three months ended September 30, 2014. Total purchase from these two venders amounted to $16,907,966 as September 30, 2014. The total amount payable to these two venders as of September 30, 2014 was $4,700,415.

There were two vendors from which the Company purchased 16.1% and 15.1% of its raw materials for the three months ended September 30, 2013. Total purchase from these two venders amounted to $6,399,605 as September 30, 2013. The total amount payable to these two venders as of September 30, 2013 was $3,269,988.

One customer was accounted for 11.5% of the Company’s sales for the three months ended September 30, 2014. There was no customer that accounted for over 10% of the total sales as of three months ended September 30, 2013.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 13 – SEGMENT REPORTING

As of September 30, 2014, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three months ended September 30,
Revenues from unaffiliated customers:	2014	2013
Jinong	$34,464,165	$31,762,002
Gufeng	15,986,074	17,756,082
Yuxing	851,551	785,263
Consolidated	$51,301,790	$50,303,347

Operating income :
Jinong	$9,933,764	$11,861,728
Gufeng	2,395,978	3,677,606
Yuxing	262,993	103,646
Reconciling item (1)	-	-
Reconciling item (2)	(684,934)	(324,764)
Reconciling item (2)--stock compensation	(1,420,720)	(1,984,494)
Consolidated	$10,487,081	$13,333,722

Net income:
Jinong	$8,431,966	$10,088,808
Gufeng	1,410,711	2,495,095
Yuxing	362,039	103,810
Reconciling item (1)	20	-
Reconciling item (2)	(2,105,654)	(2,309,256)
Consolidated	$8,099,082	$10,378,457

Depreciation and Amortization:
Jinong	$10,568,569	$4,608,681
Gufeng	836,514	731,201
Yuxing	344,110	326,960
Consolidated	$11,749,194	$5,666,842

Interest expense:
Gufeng	455,744	233,186
Consolidated	$455,744	$233,186

Capital Expenditure:
Jinong	$4,254,470	$25,771,964
Gufeng	9,187	4,900
Yuxing	259,375	641,270
Consolidated	$4,523,033	$26,418,134

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

	As of September 30,	As of June 30,
	2014	2014
Identifiable assets:
Jinong	$204,001,609	$195,331,283
Gufeng	166,678,111	153,655,110
Yuxing	43,896,977	44,003,970
Reconciling item (1)	189,690	123,753
Reconciling item (2)	(2,637)	(3,906)
Consolidated	$414,763,750	$393,110,210

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of approximately $4,000 (RMB 24,480).

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

Accordingly, the Company recorded an aggregate of $3,975 and $15,882 as rent expenses for the three months ended September 30, 2014 and 2013, respectively. Rent expenses for the next five years months ended September 30, are as follows:

Years ending September 30,
2015	$15,898
2016	15,898
2017	15,898
2018	8,298
2019	5,765

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of September 30, 2014 and June 30, 2014:

	September 30,	June 30,
	2014	2014

ASSETS
Current Assets
Cash and cash equivalents	$29,067	$102,777
Accounts receivable, net	180,342	61,248
Inventories	16,462,953	16,538,621
Other current assets	31,931	12,745
Advances to suppliers	42,060	53,168
Total Current Assets	16,746,353	16,768,559

Plant, Property and Equipment, Net	16,424,845	16,450,206
Construction In Progress	48,883	48,883
Intangible Assets, Net	10,676,896	10,736,322
Total Assets	$43,896,977	$44,003,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$269,239	$739,526
Accrued expenses and other payables	3,556	3,086
Amount due to related parties	43,142,842	43,142,280
Total Current Liabilities	43,415,637	43,884,892

Stockholders' equity	481,340	119,078

Total Liabilities and Stockholders' Equity	$43,896,977	$44,003,970

	Three months ended September 30,
	2014	2013
Revenue	$851,551	$785,263
Expenses	489,512	681,453
Net income (loss)	$362,039	$103,810

NOTE 16 – SUBSEQUENT EVENT

On October 1, 2014, the Company’s Board of Directors approved a private placement investment in the Company’s common stock from Mr. Tao Li, Chairman and CEO of the Company. Subject to the stockholders approval, the Company may issue 496,445 shares of its common stock at a purchase price of $2.25 per share, the closing price of the Common Stock that day, for an aggregate purchase price of $1,117,000.

On October 17, 2014, the Company’s Compensation Committee approved the issuance of 464,776 shares of Common Stock to its 47 employees under the Company’s Amended and Restated 2012 Employee Stock Purchase Plan for a cash contribution of a total of $1,045,757. The issuance is at the closing price $2.25 per share on October 16, 2014.

On September 26, 2014, the Board of Directors approved the issuance of 5,415 shares to its consultant for its consulting services valued at $14,000, and 17,367 shares of common stock to its counsel for the legal services valued at $36,298.47. The shares were not issued until October 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the macro-economic environment in China and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.3% and 98.4% of our total revenues for the three months ended September 30, 2014 and 2013, respectively. Yuxing serves as a research and development base for our fertilizer products.   Previously, Jintai had served in that capacity as well. However, as reported in our previous annual and quarterly reports, as a result of environmental degradation that affect Jintai’s flora, we started to relocate Jintai’s facilities to Yuxing. As a result, Jintai has not been in operation since the ongoing relocation commenced in March 1, 2012 and was now in its final stage of dissolution.

Fertilizer Products

As of September 30, 2014, we had developed and produced a total of 456 different fertilizer products in use, of which 125 were developed and produced by Jinong and 331 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended September 30,		Change 2013 to 2014
	2014	2013	Amount	%
	(metric tons)
Jinong	14,618	17,872	(3,224)	18.0%
Gufeng	38,101	38,075	26	0.1%
	52,719	55,947	(3,198)

	Three Months Ended September 30,
	2014	2013
	(revenue per ton)
Jinong	$1,588	$1,777
Gufeng	416	466

For the three months ended September 30, 2014, we sold approximately 52,719 metric tons of fertilizer products, as compared to 55,947 metric tons for the three months ended September 30, 2013. For the three months ended September 30, 2014, Jinong sold approximately 14,618 metric tons of fertilizer products, a decrease of 3,224 metric tons, or 18.0%, as compared to 17,872 metric tons for the three months ended September 30, 2013. The decrease is due to Jinong’s implementation of its sales strategy that focus on producing high-margin liquid fertilizer in replacing powder fertilizer during the last three months. For the three months ended September 30, 2014, Gufeng sold approximately 38,101 metric tons of fertilizer products, as compared to 38,075 metric tons for the three months ended September 30, 2013.

Our sales of fertilizer products to five provinces accounted for approximately 40.8% of our fertilizer revenue for three months ended September 30, 2014. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Shaanxi (16.0%), Beijing (12.6%), Shandong (7.4%), Jiangsu (7.2%) and Hebei (5.8%).

As of September 30, 2014, we had a total of 1,229 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 961 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.7% of its fertilizer revenues for the three months ended September 30, 2014. Gufeng had 268 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 81.0% of its revenues for the three months ended September 30, 2014.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 90.8% of our agricultural products revenue for the three months ended September 30, 2014 were Shaanxi (82.3%), Sichuan (5.4%), and Hubei (2.9%).

Recent Developments

New Products

During the three months ended September 30, 2014, Jinong did not launch any new fertilizer product. However, Jinong added 31 new distributors during this period. Jinong’s new distributors accounted for approximately $1,223,957, or 3.6% of Jinong’s fertilizer revenues for the three months ended September 30, 2014. During the quarter ended September 30, 2014, no revenue of Jinong was attributable to the new products distributed by its new distributors.

During the three months ended September 30, 2014, Gufeng launched three new fertilizer products. Gufeng’s new products generated approximately $308,618, or 1.9% of Gufeng’s fertilizer revenues for the three months ended September 30, 2014. Gufeng also added five new distributors during the three months ended September 30, 2014, which accounted for approximately $2,804,765, or 17.5%, of Gufeng’s fertilizer revenues. During the quarter ended September 30, 2014, no revenue of Gufeng was attributable to the new products distributed by its new distributors.

Business development

The agriculture industry in China has currently undergone a revolutionary restructuring throughout the country. Such restructuring is characterized by the massive consolidation of arable farming lands along with the ongoing urbanization, the replacement of traditional distribution of agricultural material and goods with the new online, offline or online-to-offline channels, and the transition from historically smaller farmer families and farms to large-scale farming organizations.

To accommodate the Company's growth in such restructuring environment, we currently established a comprehensive business framework that consists of various online, offline, online-to-offline ("O2O") infrastructure channels to enhance the sales strategies of the Company's products. It is critical for us to own such infrastructure assets to induce offline demands, and then transform such demands to online orders via offline network of retail outlets. Our efforts for the above framework include the development of the Company's proprietary internet platform and the sale of the Company's fertilizer products at the subsidiary level. The platform has become live at http://www.900cga.com since the end of October 2014.

Results of Operations

Three months ended September 30, 2014 Compared to the Three months ended September 30, 2013.

	For the Three Months Ended September 30,
	2014	2013	change $	change %
Sales
Jinong	$34,464,165	$31,762,002	$2,702,163	8.5%
Gufeng	15,986,074	17,756,082	(1,770,008)	-10.0%
Yuxing	851,551	785,263	66,288	8.4%
Net sales	51,301,790	50,303,347	998,443	2.0%
Cost of goods sold
Jinong	13,380,623	13,969,831	(589,208)	-4.2%
Gufeng	12,599,185	13,209,632	(610,447)	-4.62%
Yuxing	648,548	654,196	(5,648)	-0.9%
Cost of goods sold	26,628,356	27,833,659	(1,205,303)	-4.3%
Gross profit	24,673,434	22,469,688	2,203,746	9.8%
Operating expenses
Selling expenses	11,066,721	5,796,190	5,270,531	90.9%
General and administrative expenses	3,119,632	3,339,776	(220,144)	-6.6%
Total operating expenses	14,186,353	9,135,966	5,050,387	55.3%
Income from operations	10,487,081	13,333,722	(2,846,641)	-21.3%
Other income (expense)
Other income (expense)	41,955	(116,383)	158,338	-136.0%
Interest income	29,385	55,654	(26,269)	-47.2%
Interest expense	(455,744)	(233,186)	(222,558)	95.4%
Total other income (expense)	(384,404)	(293,915)	(90,489)	30.8%
Income before income taxes	10,102,677	13,039,807	(2,937,130)	-22.5%
Provision for income taxes	2,003,595	2,661,350	(657,755)	-24.7%
Net income	8,099,082	10,378,457	(2,279,375)	-22.0%
Other comprehensive income
Foreign currency translation gain	6,289	694,716	(688,427)	-99.1%
Comprehensive income	$8,105,371	$11,073,173	$(2,967,802)	-26.8%

Basic weighted average shares outstanding	32,377,250	29,973,726	2,403,524	8.0%
Basic net earnings per share	$0.25	$0.35	$(0.10)	-27.8%
Diluted weighted average shares outstanding	32,377,250	29,973,726	2,403,524	8.0%
Diluted net earnings per share	$0.25	$0.35	$(0.10)	-27.8%

Net Sales

Total net sales for the three months ended September 30, 2014 were $51,301,790, an increase of $998,443, or 2.0%, from $50,303,347 for the three months ended September 30, 2013. This increase was due to an increase in Jinong’s net sales offset by a decrease in Gufeng’s net sales.

For the three months ended September 30, 2014, Jinong’s net sales increased $2,702,163, or 8.5%, to $34,464,165 from $31,762,002 for the three months ended September 30, 2013. This increase was mainly attributable to Jinong’s latest implementation of the sales strategy that focus on promoting the sales of high-margin liquid fertilizer despite the decrease in Jinong’s sales volume during the last three months.

For the three months ended September 30, 2014, net sales at Gufeng were $15,986,074, a decrease of $1,770,008 or 10.0% from $17,756,082 for the three months ended September 30, 2013. The decrease was mainly attributable the delayed fertilization time due to climatic impact compared to the same period in last year.

For the three months ended September 30, 2014, Yuxing’s net sales were $851,551, an increase of $66,288 or 8.4%, from $785,263 during the three months ended September 30, 2013. The increase was mainly attributable to the increased in sales demand of Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2014 was $26,628,356, a decrease of $1,205,303, or 4.3%, from $27,833,659 for the three months ended September 30, 2013. This decrease was mainly due to the 10.0% decrease in Gufeng’s net sales.

Cost of goods sold by Jinong for the three months ended September 30, 2014 was $13,380,623, a decrease of $589,208, or 4.2%, from $13,969,831 for the three months ended September 30, 2013. The decrease was primarily attributable to lower product costs for the mix of products being sold.

Cost of goods sold by Gufeng for the three months ended September 30, 2014 was $12,599,185, a decrease of $610,447, or 4.6%, from $13,209,632 for the three months ended September 30, 2013 as a result of the reduction in net sales.

For three months ended September 30, 2014, cost of goods sold by Yuxing was $648,548, a decrease of $5,648, or 0.9%, from $654,196 for the three months ended September 30, 2013. The decrease is not significant.

Gross Profit

Total gross profit for the three months ended September 30, 2014 increased by $2,203,746 to $24,673,434, as compared to $22,469,688 for the three months ended September 30, 2013. Gross profit margin was 48.1% and 44.7% for the three months ended September 30, 2014 and 2013, respectively.

Gross profit generated by Jinong increased by $3,291,371, or 18.5%, to $21,083,542 for the three months ended September 30, 2014 from $17,792,171 for the three months ended September 30, 2013. Gross profit margin from Jinong’s sales was approximately 61.2% and 56.0% for the three months ended September 30, 2014 and 2013, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales in Jinong’s total sales due to Jinong’s sales strategy. Jinong has adjusted its production process to focus on producing the high-margin liquid fertilizer during the last three months.

For the three months ended September 30, 2014, gross profit generated by Gufeng was $3,386,889, a decrease of $1,159,561, or 25.5%, from $4,546,450 for the three months ended September 30, 2013. Gross profit margin from Gufeng’s sales was approximately 21.2% and 25.6% for the three months ended September 30, 2014 and 2013, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the three months ended September 30, 2014, gross profit generated by Yuxing was $203,003, an increase of $71,936, or 54.9% from $131,067 for the three months ended September 30, 2013.  The gross profit margin was approximately 23.8% and 16.7% for the three months ended September 30, 2014 and 2013, respectively. The increase in gross profit percentage was mainly due to the rising price for flowers during the three months ended September 30, 2014, comparing to the same period of 2013.

Selling Expenses

Our selling expenses consisted primarily of amortization of our deferred assets, salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $11,066,721, or 21.6%, of net sales for the three months ended September 30, 2014, as compared to 5,796,190 or 11.5% of net sales for the three months ended September 30, 2013, an increase of $5,270,531, or 90.9%. The selling expenses of Gufeng were $185,978 or 1.20% of Gufeng’s net sales for the three months ended September 30, 2014, as compared to $154,010, or 0.9% of Gufeng’s net sales for the three months ended September 30, 2013. The selling expenses of Jinong for the three months ended September 30, 2014 were $10,873,605 or 31.6% of Jinong’s net sales, as compared to selling expenses of $5,629,531, or 17.7% of Jinong’s net sales for the three months ended September 30, 2013. Most of this increase in Jinong’s selling expenses was due to the amortization of $10,331,084 of the deferred tax assets for the three months ended September 30, 2014 related to our business strategy implemented since the first quarter of fiscal year of 2014 that assists distributors in certain marketing efforts and develops standard stores to expand our competitive advantages and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $3,119,632, or 6.1% of net sales for the three months ended September 30, 2014, as compared to $3,339,776, or 6.6%, of net sales for the three months ended September 30, 2013, a decrease of $220,144, or 6.6%. The decrease in general and administrative expenses was mainly due to the related expenses in the stock compensation awarded to the employees which amounted to $1,420,720 for the three months ended September 30, 2014 as compared to $1,984,494 for the three months ended September 30, 2013.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the three months ended September 30, 2014 was $384,404, as compared to $293,915 for the three months ended September 30, 2013, an increase of $90,489, or 30.8%, which resulted from an increase of $158,338 to $41,955 in other income during the three months ended September 30, 2014, as compared to expense of $116,383 during the three months ended September 30, 2013, a decrease of $26,269 or 47.2%, to $29,385 in interest income during the three months ended September 30, 2014 as compared to $55,654 during the three months ended September 30, 2013; and an increase of $222,558 or 95.4% to $455,744 in interest expenses during the three months ended September 30, 2014, as compared to $233,186 during the three months ended September 30, 2013.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,516,587 for the three months ended September 30, 2014, as compared to $1,825,650 for the three months ended September 30, 2013, a decrease of $309,063, or 16.9%. The decrease was mainly due to Jinong’s increased selling expense.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $487,008 for the three months ended September 30, 2014, as compared to $835,700 for the three months ended September 30, 2013, a decrease of $348,692, or 41.7%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the three months ended September 30, 2014 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended September 30, 2014 was $8,099,082, a decrease of $2,279,375, or 22.0%, compared to $10,378,457 for the three months ended September 30, 2013. The decrease was attributable to the increase in selling expenses offset by an increase in our gross margin. Net income as a percentage of total net sales was approximately 15.8% and 20.6% for the three months ended September 30, 2014 and 2013, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2014, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.  Jintai is in its migrating process into Yuxing.

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

For Jinong, the net income decreased by $1,656,844 or 16.4% to $8,431,966 for three months ended September 30, 2014 from $10,088,810 for the three months ended September 30, 2013.

For Gufeng, the net income decreased by $1,084,382 or 43.5% to $1,410,711 for three months ended September 30, 2014 from $2,495,095 for three months ended September 30, 2013.

For Yuxing, the net income increased by $258,229 or 248.8% to $362,039 for three months ended September 30, 2014 from $103,810 for three months ended September 30, 2013.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of September 30, 2014, cash and cash equivalents were $41,116,016, an increase of $14,225,695, or 52.9%, from $26,890,321 as of June 30, 2014.

We intend to use some of the remaining net proceeds from the Public Offerings, as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Our liquidity needs have generally consisted of working capital necessary to finance receivables, raw material and finished goods inventory. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

 The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$17,430,724	$(4,283,350)
Net cash used in investing activities	(2,559,203)	(26,418,134)
Net cash provided by (used in) financing activities	(654,550)	262,800
Effect of exchange rate change on cash and cash equivalents	8,724	297,697
Net increase (decrease) in cash and cash equivalents	14,225,695	(30,140,987)
Cash and cash equivalents, beginning balance	26,890,321	75,031,489
Cash and cash equivalents, ending balance	$41,116,016	$44,890,502

Operating Activities

Net cash provided in operating activities was $17,430,724 for the three months ended September, 2014, an increase of $21,714,074, or 506.9% from cash used in operating activities of $4,283,350 for the three months ended September 30, 2013. The increase was mainly attributable to the decrease in accounts receivable, increase in customer deposits, increase in tax payable and an increase in depreciation and amortization, offset by an increase in inventories and advances to suppliers, during the three months ended September 30, 2014 as compared to the same period in 2013.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2014 was $2,559,203, a decrease of $23,858,931, or 90.3% from $26,418,134 for the three months ended September 30, 2013. During the three months ended September 30, 2014, Jinong assisted its distributors in marketing to expand its competitive product advantage and market share by advancing them $4,291,918 during the three months ended September 30, 2014 compared to $25,711,964 during the three months ended September 30, 2013.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2014 was $654,550, a decrease of $917,350 or 349.1% from cash provided by financing activities of $262,800 for the three months ended September 30, 2013. During the three months ended September 30, 2014, we received $4,869,000 from the proceeds from loans and repaid loans of $5,923,950 compared to $162,800 of proceeds and $0 repayments during the three months ended September 30, 2013.  In addition, during the three months ended September 30, 2014, we sold 87,719 shares of our common stock for proceeds of $200,000 to our employees under our employee stock purchase program.

As of September 30, 2014 and June 30, 2014, our loans payable were as follows:

	September 30, 2014	June 30, 2014
Short term loans payable:	$22,947,120	$24,002,720
Total	$22,947,120	$24,002,720

Accounts Receivable

We had accounts receivable of $75,058,824 as of September 30, 2014, as compared to $88,781,608 as of June 30, 2014, a decrease of $13,722,784 or 15.5%, which is mainly attributable to Gufeng. As of September 30, 2014, Gufeng had account receivable of $3,291,661, a decrease of $15,365,497, or 82.4%, comparing to $18,657,158 as of June 30, 2014. The decrease is mainly due to a number of large clients paid up their account payable to Gufeng during the last three months.

Allowance for doubtful accounts in account receivable for the three months ended September 30, 2014 was $227,328, a decrease of $10,266 or 4.3% from $237,594 as of June 30, 2014. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.30% as of September 30, 2014 and 0.27% as of June 30, 2014. The decrease is not significant.

Deferred assets

We had deferred assets of $77,637,538 as of September 30, 2014, as compared to $83,680,425 as of June 30, 2014. We have been assisting our distributors in certain marketing efforts and developing standard stores to enhance our competitive advantages and market shares since September 30, 2013. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup to guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had an inventory of $100,583,401 as of September 30, 2014, as compared to $75,486,898 as of June 30, 2014, an increase of $25,096,503, or 33.2%. The increase is in the inventory level was seasonal, which is mainly due to Gufeng’s $83,062,024 inventory as of September 30, 2014. Such increase was largely attributable to the preparatory replenishment of raw material at a lower price for the expected large production of fertilizer in the incoming winter to meet the anticipated large orders, as well as the accumulation of finished fertilizer products in expecting a huge demand in the near future.

Advances to Suppliers

We had advances to suppliers of $37,809,606 as of September 30, 2014 as compared to $32,630,865 as of June 30, 2014, representing an increase of $5,178,741 or 15.9%. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $2,812,361 as of September 30, 2014 as compared to $3,378,248 as of June 30, 2014, representing a decrease of $565,887, or 16.8%. The decrease was primarily due to the decrease in Yuxing’s account payable from $738,801 as of June 30, 2014 to $269,239 as of September 30, 2014.

Unearned Revenue

We had unearned revenue of $36,870,502 as of September 30, 2014 as compared to $25,700,586 as of June 30, 2014, representing an increase of $11,169,916, or 43.5%.  The increase was caused by the advancement deposits made by Gufeng’s clients, which were largely attributable to Gufeng’s $36,559,952 unearned revenue, for the following purposes: 1) reservation and storage for the coming plant season; and 2) locking up a lower price in anticipation of rising price of raw material.

Tax Payable

We had taxes payable of $3,933,954 as of September 30, 2014 as compared to $1,921,455 as of June 30, 2014, representing an increase of $2,012,499, or 104.7%. This increase was mainly due to the fact that the estimated tax payments being less than the tax liability during the three months ended September 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the most critical accounting policies that currently affect our financial condition and results of operations:

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization the contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

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

As of September 30, 2014, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in the RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2014, our accumulated other comprehensive income was $22,846,780. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of September 30, 2014 and June 30, 2014 was $22,947,120 and $24,002,720, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2014. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On September 30, 2014, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the grant of restricted stock to certain directors, executive officers and employees of the Company under the Company’s 2009 Equity Incentive Plan, as amended (the “Plan”).

Under the Plan, effective September 30, 2014, the Committee granted (i) 240,000 shares of restricted stock to Mr. Tao Li, the Company’s Chief Executive Officer (the “CEO”); (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the Company’s Chief Financial Officer (the “CFO”), (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) a total of 1,320,000 shares of restricted stock to certain employees (the “Stock Grants”).

The Stock Grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees.

The Stock Grants were made on the terms of the Company’s Form of Restricted Stock Grant Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

	By:	/s/ Tao Li
Date: November 10, 2014	Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2014	By:	/s/ Ken Ren
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

