Form 10-Q
period 2014-12-31
China Green Agriculture, Inc.
filed 2015-02-09
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,732,339 shares of common stock, $.001 par value, as of February 4, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	June 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$59,364,446	$26,890,321
Accounts receivable, net	71,065,640	88,781,608
Other receivable, net	3,297,763	3,942,542
Inventories	146,979,966	75,486,898
Prepaid expenses and other current assets	490,981	480,432
Advances to suppliers, net	8,728,558	32,630,865
Total Current Assets	289,927,354	228,212,666

Plant, Property and Equipment, Net	46,413,510	48,061,611
Other Receivables, Net of current portion	1,316,608	2,628,361
Deferred Asset, Net	72,067,630	83,680,425
Other Assets	176,089	98,018
Intangible Assets, Net	24,466,032	25,225,143
Goodwill	5,213,599	5,203,986

Total Assets	$439,580,822	$393,110,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,703,105	$3,378,248
Customer deposits	49,781,543	25,700,586
Accrued expenses and other payables	5,505,523	4,309,073
Dividend payable	3,296,156	-
Amount due to related parties	2,060,897	1,758,336
Taxes payable	5,456,288	1,921,455
Short term loans	23,640,310	24,002,720
Total Current Liabilities	92,443,822	61,070,418

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 34,732,339 and 32,362,534 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	34,733	32,362
Additional paid-in capital	119,055,534	114,605,214
Statutory reserve	23,987,354	22,540,394
Retained earnings	180,592,734	172,021,331
Accumulated other comprehensive income	23,466,645	22,840,491
Total Stockholders' Equity	347,137,000	332,039,792

Total Liabilities and Stockholders' Equity	$439,580,822	$393,110,210

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Sales
Jinong	$31,192,693	$26,288,622	$65,656,858	$58,050,624
Gufeng	21,778,807	13,482,016	37,764,881	31,238,098
Yuxing	1,079,674	863,963	1,931,225	1,649,226
Net sales	54,051,174	40,634,601	105,352,964	90,937,948
Cost of goods sold
Jinong	12,314,040	10,869,262	25,694,663	24,839,093
Gufeng	18,034,979	10,291,112	30,634,164	23,500,744
Yuxing	792,161	622,712	1,440,709	1,276,908
Cost of goods sold	31,141,180	21,783,086	57,769,536	49,616,745
Gross profit	22,909,994	18,851,515	47,583,428	41,321,203
Operating expenses
Selling expenses	1,981,065	752,642	2,716,702	1,212,637
Selling expenses - amortization of deferred asset	10,651,432	8,054,453	20,982,516	13,390,648
General and administrative expenses	3,193,979	4,565,932	6,313,611	7,905,708
Total operating expenses	15,826,476	13,373,027	30,012,829	22,508,993
Income from operations	7,083,518	5,478,488	17,570,599	18,812,210
Other income (expense)
Other income (expense)	4,749	(70,057)	46,704	(186,440)
Interest income	38,969	21,434	68,354	77,088
Interest expense	(359,915)	(304,238)	(815,659)	(537,424)
Total other income (expense)	(316,197)	(352,861)	(700,601)	(646,776)
Income before income taxes	6,767,321	5,125,627	16,869,998	18,165,434
Provision for income taxes	1,551,884	1,449,890	3,555,479	4,111,240
Net income	5,215,437	3,675,737	13,314,519	14,054,194
Other comprehensive income
Foreign currency translation gain	619,865	2,947,080	626,154	3,641,796
Comprehensive income	$5,835,302	$6,622,817	$13,940,673	$17,695,990

Basic weighted average shares outstanding	33,281,464	31,817,515	32,829,357	30,895,621
Basic net earnings per share	$0.16	$0.12	$0.41	$0.45
Diluted weighted average shares outstanding	33,281,464	31,817,515	32,829,357	30,895,621
Diluted net earnings per share	0.16	0.12	0.41	0.45

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$13,314,519	$14,054,194
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	3,206,945	4,836,649
Depreciation and amortization	23,881,680	15,733,186
Loss on disposal of property, plant and equipment	25,240	-
Changes in operating assets
Accounts receivable	17,868,983	9,880,787
Other current assets	(9,654)	53,736
Inventories	(71,309,766)	(36,778,444)
Advances to suppliers	23,947,858	(6,887,211)
Other assets	(77,842)	2,797
Changes in operating liabilities
Accounts payable	(680,569)	(5,387)
Customer deposits	24,018,709	9,522,994
Tax payables	3,529,113	(10,721,833)
Accrued expenses and other payables	1,193,263	582,066
Amount due to related parties	-	143,752
Net cash provided by operating activities	38,908,479	417,286

Cash flows from investing activities
Purchase of plant, property, and equipment	(383,373)	(1,021,920)
Proceeds from other receivables	1,967,460	-
Deferred assets	(9,222,371)	(64,845,281)
Net cash used in investing activities	(7,638,284)	(65,867,201)

Cash flows from financing activities
Proceeds from the sale of common stock	1,245,746	-
Proceeds from loans	8,130,000	11,078,885
Repayment of loans	(8,536,500)	(7,499,485)
Advance from related party	300,400	250,000
Net cash provided by financing activities	1,139,646	3,829,400

Effect of exchange rate change on cash and cash equivalents	64,284	501,298
Net increase (decrease) in cash and cash equivalents	32,474,125	(61,119,217)

Cash and cash equivalents, beginning balance	26,890,321	75,031,489
Cash and cash equivalents, ending balance	$59,364,446	$13,912,272

Supplement disclosure of cash flow information
Interest expense paid	$815,659	$537,424
Income taxes paid	$26,366	$14,833,073

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance 118,778 shares of common stock for repayment of amount due to related party	$-	$525,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company’s corporate structure as of December 31, 2014 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended December 31, 2014, are not necessarily indicative of the results to be expected for the year ending June 30, 2015.

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

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years as long as the distributors are actively selling the Company’s products. For the six months ended December 31, 2014 and 2013, the Company amortized $20,982,516 and $13,390,648, respectively, of the deferred assets.   If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors.   These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending December 31, 2015, 2016, and 2017 is $42,727,492, $26,470,125 and $2,870,013, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	For the Three Months Ended December 31,
	2014	2013
Net Income for Basic Earnings Per Share	$5,215,437	$3,675,737
Basic Weighted Average Number of Shares	33,281,464	31,817,515
Net Income Per Share – Basic	$0.16	$0.12
Net Income for Diluted Earnings Per Share	$5,215,437	$3,675,737
Diluted Weighted Average Number of Shares	33,281,464	31,817,515
Net Income Per Share – Diluted	$0.16	$0.12

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

	For the Six Months Ended December 31,
	2014	2013
Net Income for Basic Earnings Per Share	$13,314,519	$14,054,194
Basic Weighted Average Number of Shares	32,829,357	30,895,621
Net Income Per Share – Basic	$0.41	$0.45
Net Income for Diluted Earnings Per Share	$13,314,519	$14,054,194
Diluted Weighted Average Number of Shares	32,829,357	30,895,621
Net Income Per Share – Diluted	$0.41	$0.45

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

FASB Accounting Standards Update No. 2015-01

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01).  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

NOTE 3 – INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2014	2014
Raw materials	$98,210,766	$24,618,225
Supplies and packing materials	$728,698	$492,954
Work in progress	$343,317	$440,935
Finished goods	$47,697,185	$49,934,784
Total	$146,979,966	$75,486,898

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	June 30,
	2014	2014
Building and improvements	$29,985,530	$29,930,240
Auto	734,038	732,684
Machinery and equipment	36,597,553	36,193,501
Agriculture assets	828,076	826,549
Total property, plant and equipment	68,145,197	67,682,974
Less: accumulated depreciation	(21,731,687)	(19,621,363)
Total	$46,413,510	$48,061,611

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,	June 30,
	2014	2014
Land use rights, net	$11,614,912	$11,723,976
Technology patent, net	374,211	498,027
Customer relationships, net	5,833,543	6,350,586
Non-compete agreement	21,476	42,874
Trademarks	6,621,890	6,609,680
Total	$24,466,032	$25,225,143

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,907,182). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a land use right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $170,176). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,185,286). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The Land Use Rights consist of the following:

	December 31,	June 30,
	2014	2014
Land use rights	$13,262,644	$13,238,189
Less: accumulated amortization	(1,647,732)	(1,514,213)
Total land use rights, net	$11,614,912	$11,723,976

TECHNOLOGY PATENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,496,840) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	December 31,	June 30,
	2014	2014
Technology know-how	$2,452,714	$2,448,191
Less: accumulated amortization	(2,078,503)	(1,950,164)
Total technology know-how, net	$374,211	$498,027

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,575,000) and is amortized over the remaining useful life of ten years.

	December 31,	June 30,
	2014	2014
Customer relationships	$10,575,500	$10,556,000
Less: accumulated amortization	(4,741,957)	(4,205,414)
Total customer relationships, net	$5,833,543	$6,350,586

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $214,764) and is amortized over the remaining useful life of five years using the straight line method.

	December 31,	June 30,
	2014	2014
Non-compete agreement	$214,764	$214,368
Less: accumulated amortization	(193,288)	(171,494)
Total non-compete agreement, net	$21,476	$42,874

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,621,890) and is subject to an annual impairment test.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, 2014, are as follows:

AMORTIZATION TABLE
Year Ends	Expense ($)
December 31, 2015	1,593,753
December 31, 2016	1,447,540
December 31, 2017	1,322,803
December 31, 2018	1,322,803
December 31, 2019	1,322,803

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31,	June 30,
	2014	2014
Payroll payable	$7,979	$7,964
Welfare payable	167,035	166,727
Accrued expenses	4,250,322	2,948,727
Other payables	944,064	1,049,783
Other levy payable	136,123	135,872
Total	$5,505,523	$4,309,073

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

As of December 31, 2014 and June 30, 2014, the amount due to related parties was $2,060,897 and $1,758,336, respectively.  At December 31, 2014 and June 30, 2014, $1,138,900 and $1,136,800, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, represent unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On November 1, 2013, Yuxing entered into an agreement with Xi'an Techteam Investment Holding Group (“Techteam Investment”), a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company, to delegate Techteam Investment to procure certain inventories from the market from November 1, 2013 to June 30, 2014 (the “Agreement Period”). During the Agreement Period, Techteam Investment advanced procurement payment to vendors, and Yuxing repaid the outstanding procurement amount to Techteam Investment periodically. Techteam Investment received no commission or compensation in this process. The total amount under this Agreement is $133,168.

On August 10, 2010, Yuxing entered into an agreement with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), the contractually-controlled operating subsidiary of Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”), whose Chairman is Mr. Tao Li, the Company’s Chairman and CEO. Pursuant to the agreement, Kingtone Information was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately $492,072. As of December 31, 2014, the contract was terminated based on mutual agreement and Yuxing had paid Kingtone Information a total of $364,806 under the agreement.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 8- LOAN PAYABLES

As of December 31, 2014, the short-term loan payables consist of eleven loans which mature on dates ranging from January 8, 2015 through December 15, 2015 with interest rates ranging from 6.00% to 7.80%. The loans No 2,5 and 6 below are collateralized by Tianjuyan’s land use right and building ownership right. The loan No. 3 is collateralized by deposit. The loans No. 1 collateralized by Jinong’s land use right and Jinong’s credit. The loan No. 4 and 8 are guaranteed by Jinong’s credit. The loans No. 9, 10 and 11 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No. 7 is guarantted by Jinong and Tianjuyuan’s deposit.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2014
1	Tianjin Bank Beijing Branch	Jan 08, 2014-Jan 07, 2015	6.60%	5,694,500
2	Agriculture Bank of China-Pinggu Branch	Jan 15, 2014-Jan 14, 2015	6.60%	1,366,680
3	Tianjin Bank Beijing Branch	Jan 23, 2014 - Jan 22,2015	6.00%	3,058,760
4	China Merchants Bank Chaoyang Branch	Feb 19, 2014-Feb 18, 2015	7.20%	2,440,500
5	Agriculture Bank of China-Pinggu Branch	Mar 24, 2014- Mar 23, 2015	6.60%	1,301,600
6	Agriculture Bank of China-Pinggu Branch	Apr 25, 2014- April 24, 2015	6.60%	1,643,270
7	Bank of Beijing - Pinggu Branch	Aug 6, 2014 - Aug 5, 2015	7.20%	1,627,000
8	China Merchants Bank Chaoyang Branch	Aug 27, 2014 - Aug 26, 2015	7.80%	1,627,000
9	Beijing International Trust Co., Ltd	Sep 24, 2014 - Sep 23, 2015	7.80%	1,627,000
10	Beijing International Trust Co., Ltd	Oct 18, 2014 - Oct 27, 2015	7.80%	1,627,000
11	Beijing International Trust Co., Ltd	Dec 16, 2014 - Dec 15, 2015	7.28%	1,627,000

		Total		$23,640,310

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

The interest expense from short-term loans were $815,659 and $537,424 for the six months ended December 31, 2014 and 2013, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six months ended December 31, 2014 and 2013 of $2,462,055 and $2,849,293, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $1,093,424 and $1,261,947 for the six months ended December 31, 2014 and 2013, respectively.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. The VAT exemption applies to all agricultural products sold by Yuxing, and all but a nominal amount of agricultural products sold by Jinong.

Income Taxes and Related Payables

Taxes payable consist of the following:

	December 31,	June 30,
	2014	2014
VAT provision	$36,413	$61,506
Income tax payable	4,726,504	1,166,683
Other levies	693,371	693,266
Total	$5,456,288	$1,921,455

Tax Rate Reconciliation

Our effective tax rates were approximately 21.1% and 22.6% for the six months ended December 31, 2014 and 2013, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the six months ended December 31, 2014 and 2013, for the following reasons:

December 31, 2014

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$20,896,514		$(4,026,516)		$16,869,998

Expected income tax expense (benefit)	5,224,129	25.0%	(1,369,015)	34.0%	3,855,114
High-tech income benefits on Jinong	(1,565,331)	(7.5)%	-	-	(1,565,331)
Losses from subsidiaries in which no benefit is recognized	(103,319)	(0.5)%	-	-	(103,319)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,369,015	(34.0)%	1,369,015
Actual tax expense	$3,555,479	17.0%	$-	-%	$3,555,479	21.1%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

On September 28, 2013, the Company granted an aggregate of 1,750,000 shares of restricted stock under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) to certain executive officers, directors and employees. among which (i) 480,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 200,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 980,000 shares of restricted stock to 220 employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2014 for the CFO and the three independent directors, until March 31, 2015 for the CEO and until December 31, 2015 for the employees. The value of the restricted stock awards was $7,490,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards. As of December 31, 2014 the unamortized portion of the compensation expense was $1,305,931 which will be amortized to expense through December 31, 2015.

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees, among which (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees. The value of the restricted stock awards was $3,675,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards. As of December 31, 2014 the unamortized portion of the compensation expense was $2,403,958 which will be amortized to expense through December 31, 2016.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following table sets forth changes in compensation-related restricted stock awards during six months ended December 31, 2014:

			Grant Date
	Number of	Fair Value of	Fair Value
	Shares	Shares	Per share

Outstanding (unvested) at June 30, 2014	1,714,000	$3,104,759
Granted	1,750,000	3,675,000	$2.10
Forfeited	-	-
Vested	(1,150,500)	(3,069,870)
Outstanding (unvested) at December 31, 2014	2,313,500	$3,709,889

As of December 31, 2014, the unamortized expense related to the grant of restricted shares of common stock of $3,709,889 will be amortized into expense through December 31, 2015. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

During the year ended June 30, 2014, the Company issued 17,356 shares of common stock for consulting services valued at $65,535. The shares were valued at the market price on the date of issuance.

During the six months ended December 31, 2014, the Company issued 67,310 shares of common stock for professional fees valued at $137,075. The shares were valued at the market price on the date of issuance.

In addition, during the six months ended December 31, 2014, the Company issued 552,495 shares of common stock to its employees under the Company’s Employee Stock Purchase Program for cash of $1,246,746.

Dividend

On October 1, 2014, the Company's Board of Directors declared a cash dividend of $0.10 per share to the Company's stockholders of common stock. The dividend payable represents a total payment to the stockholders of $3,296,156. The cash dividend was paid on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014.

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

As of December 31, 2014, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 11 – STOCK OPTIONS

There were no issuances of stock options during the six months ended December 31, 2014.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2014	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, December 31, 2014	115,099	$14.66	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Vendor and Customer Concentration

There were three vendors from which the Company purchased 19.4%, 13.6% and 10.4%of its raw materials for the six months ended December 31, 2014. Total purchase from these three venders amounted to $45,141,568 as December 31, 2014.

There were two vendors from which the Company purchased 14.0% and 12.9 % of its raw materials for the six months ended December 31, 2013. Total purchase from these two venders amounted to $10,602,120 as of December 31, 2013.

One customer was accounted for 15.6% of the Company’s sales for the six months ended December 31, 2014. There was no customer that accounted for over 10% of the total sales as of six months ended December 31, 2013.

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

NOTE 13 – SEGMENT REPORTING

As of December 31, 2014, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenues from unaffiliated customers:
Jinong	$31,192,693	$26,288,622	$65,656,858	$58,050,624
Gufeng	21,778,807	13,482,016	37,764,881	31,238,098
Yuxing	1,079,674	863,963	1,931,225	1,649,226
Consolidated	$54,051,174	$40,634,601	$105,352,964	$90,937,948

Operating income :
Jinong	$6,125,611	$6,575,251	$16,059,375	$18,436,979
Gufeng	2,731,233	2,026,378	5,127,211	5,703,984
Yuxing	147,578	2,896	410,571	106,542
Reconciling item (1)	0	0	-	-
Reconciling item (2)	(271,754)	(306,282)	(956,688)	(631,046)
Reconciling item (2)—stock compensation	(1,649,150)	(2,819,755)	(3,069,870)	(4,804,249)
Consolidated	$7,083,518	$5,478,488	$17,570,599	$18,812,210

Net income:
Jinong	$5,215,522	$5,570,575	$13,647,488	$15,659,383
Gufeng	1,764,886	1,228,301	3,175,597	3,723,396
Yuxing	155,911	2,896	517,950	106,706
Reconciling item (1)	22	4	42	4.00
Reconciling item (2)	(1,920,904)	(3,126,039)	(4,026,558)	(5,435,295)
Consolidated	$5,215,437	$3,675,737	$13,314,519	$14,054,194

Depreciation and Amortization:
Jinong	$10,919,835	$8,866,644	$21,488,404	$13,475,325
Gufeng	863,195	865,335	1,699,710	1,596,536
Yuxing	349,456	334,365	693,566	661,325
Consolidated	$12,132,486	$10,066,344	$23,881,680	$15,733,186

Interest expense:
Gufeng	359,915	304,238	815,659	537,424
Consolidated	$359,915	$304,238	$815,659	$537,424

Capital Expenditure:
Jinong	$4,968,047	$39,112,841	$9,222,517	$64,884,805
Gufeng	13,034	5,879	13,034	10,779
Yuxing	370,193	330,347	370,193	971,617
Consolidated	$5,351,274	$39,449,067	$9,605,744	$65,867,201

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

	As of December 31,	As of June 30,
	2014	2014
Identifiable assets:
Jinong	$214,196,678	$195,331,283
Gufeng	181,188,031	153,655,110
Yuxing	44,079,088	44,003,970
Reconciling item (1)	119,692	123,753
Reconciling item (2)	(2,667)	(3,906)
Consolidated	$439,580,822	$393,110,210

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

Accordingly, the Company recorded an aggregate of $14,808 and $16,029 as rent expenses for the six months ended December 31, 2014 and 2013, respectively. Rent expenses for the next five years months ended December 31, are as follows:

Years ending December 31,
2015	$53,570
2016	29,673
2017	5,775
2018	5,775
2019	5,775

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

DECEMBER 31, 2014

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of December 31, 2014 and June 30, 2014:

	December 31,	June 30,
	2014	2014

ASSETS
Current Assets
Cash and cash equivalents	$33,050	$102,777
Accounts receivable, net	194,876	61,248
Inventories	16,825,333	16,538,621
Other current assets	33,740	12,745
Advances to suppliers	29,938	53,168
Total Current Assets	17,116,937	16,768,559

Plant, Property and Equipment, Net	16,276,095	16,450,206
Construction In Progress	48,973	48,883
Intangible Assets, Net	10,637,083	10,736,322
Total Assets	$44,079,088	$44,003,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$187,066	$739,526
Accrued expenses and other payables	31,916	3,086
Amount due to related parties	43,222,540	43,142,280
Total Current Liabilities	43,441,522	43,884,892

Stockholders' equity	637,566	119,078

Total Liabilities and Stockholders' Equity	$44,079,088	$44,003,970

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenue	$1,079,674	$863,963	$1,931,225	$1,649,226
Expenses	923,763	861,067	1,413,275	1,542,520
Net income (loss)	$155,911	$2,896	$517,950	$106,706

NOTE 16 – SUBSEQUENT EVENT

The Company made the payment of the previously announced dividend on January 30, 2015. The dividend was announced on October 1, 2014. The dividend is of US$0.10 per share to the Company's stockholders of common stock of record as of the close of business day on October 31, 2014.

The Company and its related party, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) have entered into agreements that the Company’s fertilizers will be exclusively supplied to all plants and agricultural products in a project 900LH.com and Shiquan County Government will jointly develop. Furthermore, 900LH.com will promote the Company’s fertilizers to all its affiliated farms. The agreement does not specify the unit price of the sales or the penalty for non-performance.

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

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), and our VIE, Yuxing. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products (Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.2% and 98.2% of our total revenues for the six months ended December 31, 2014 and 2013, respectively. Yuxing serves as a research and development base for our fertilizer products.   Previously, Jintai had served in that capacity as well. However, as reported in our previous annual and quarterly reports, as a result of environmental degradation that affected Jintai’s flora, we relocated Jintai’s facilities to Yuxing.

Fertilizer Products

As of December 31, 2014, we had developed and produced a total of 452 different fertilizer products in use, of which 120 were developed and produced by Jinong and 332 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended December 31,		Change 2013 to 2014
	2014	2013	Amount	%
	(metric tons)
Jinong	12,484	15,510	(3,026)	(19.5)%
Gufeng	56,031	29,868	26,163	87.6%
	68,515	45,378	23,137

	Three Months Ended December 31,
	2014	2013
	(revenue per ton)
Jinong	$2,499	$1,695
Gufeng	385	451

	Six Months Ended December 31,		Change 2013 to 2014
	2014	2013	Amount	%
	(metric tons)
Jinong	27,102	33,382	(6,280)	(18.8)%
Gufeng	94,132	67,943	26,189	38.5%
	121,234	101,325	19,909

	Six Months Ended December 31,
	2014	2013
	(revenue per ton)
Jinong	$2,423	$1,739
Gufeng	401	460

For the three months ended December 31, 2014, we sold approximately 68,515 metric tons of fertilizer products, as compared to 45,378 metric tons for the three months ended December 31, 2013. For the three months ended December 31, 2014, Jinong sold approximately 12,484 metric tons of fertilizer products, a decrease of 3,026 metric tons, or 19.5%, as compared to 15,510 metric tons for the three months ended December 31, 2013. The decrease is due to Jinong’s implementation of its sales strategy that focus on producing high-margin liquid fertilizer in replacing powder fertilizer during the last three months. For the three months ended December 31, 2014, Gufeng sold approximately 56,031 metric tons of fertilizer products, as compared to 29,868 metric tons for the three months ended December 31, 2013. The increase is due to Gufeng had more large clients from northeast area in mainland China and one large amount sale to China National Agricultural Means of Production Group Corporation ("Sino-agri Group") during the three months ended December 31, 2014 compared with the same period a year before.

For the six months ended December 31, 2014, we sold approximately 121,234 metric tons of fertilizer products, as compared to 101,325 metric tons for the six months ended December 31, 2013. For the six months ended December 31, 2014, Jinong sold approximately 27,102 metric tons of fertilizer products, a decrease of 6,280 metric tons, or 18.8%, as compared to 33,382 metric tons for the six months ended December 31, 2013. The decrease is due to Jinong’s implementation of its sales strategy that focus on producing high-margin liquid fertilizer in replacing powder fertilizer during the last three months. For the six months ended December 31, 2014, Gufeng sold approximately 94,132 metric tons of fertilizer products, as compared to 67,943 metric tons for the six months ended December 31, 2013.  The increase is due to Gufeng had more large clients from northeast area in mainland China and one large amount sale to Sino-agri Group during the six months ended December 31, 2014 compared with the same period a year before.

Our sales of fertilizer products to five provinces accounted for approximately 54.2% of our fertilizer revenue for the three months ended December 31, 2014. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Beijing (23.5%), Shaanxi (14.3%), Shandong (6.3%), Heilongjiang (6.2%), and Hebei (3.9%).

As of December 31, 2014, we had a total of 1,243 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 972 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.8% of its fertilizer revenues for the three months ended December 31, 2014. Gufeng had 271 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 89.3% of its revenues for the three months ended December 31, 2014. One customer, Sino-agri Group, accounted for 19.4% of the Company’s sales for the three months ended December 31, 2014.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 95.8% of our agricultural products revenue for the three months ended December 31, 2014 were Shaanxi (91.8%), Sichuan (2.5%), and Xinjiang (1.5%).

Recent Developments

New products and distributors

During the three months ended December 31, 2014, Jinong launched three new fertilizer products. Jinong’s new products generated approximately $71,666, or 0.2% of Jinong’s fertilizer revenue for the three months ended December 31, 2014. Jinong added 11 new distributors for the three months ended December 31, 2014. Jinong’s new distributors accounted for approximately $316,626, or 0.9% of Jinong’s fertilizer revenue for the three months ended December 31, 2014.

During the three months ended December 31, 2014, Gufeng launched one new fertilizer product. Gufeng’s new product generated approximately $10,667, or 0.05% of Gufeng’s fertilizer revenue for the three months ended December 31, 2014. Gufeng added three new distributors during the three months ended December 31, 2014, which accounted for approximately $13,792, or 0.06%, of Gufeng’s fertilizer revenue.

Business development

Cooperation with Sino-agri Group

During the quarter ended December 31, 2014, the Company's wholly-owned subsidiaries organized under the laws of the PRC, Gufeng and Jinong, entered into a strategic cooperation agreement with Sino-agri Mining Resource Exploration Co., Ltd. ("Sino-agri"), a key subsidiary of Sino-agri Group, respectively.

Sino-agri Group is a nationwide large-scale enterprise group that integrates production, circulation and service as well as specializes in the agricultural means of production, such as chemical fertilizers, pesticides, seeds, agricultural machinery & implements, etc. It is an enterprise with the corresponding level of the All China Federation of Supply and Marketing Cooperatives and an exclusively-invested enterprise of China CO-OP Group ( http://www.chinacoop.coop/English/About%20China%20co-ops ), which have the total assets of RMB30 billion, sales revenue of more than RMB72 billion, and the sales volume of more than 25 million tons for the agricultural materials. (For more information, please visit:  http://english.sino-agri.com/show.php?id=10 ).

The objective of the strategic cooperation agreement between Sino-argi and Gufeng is for Sino-argi and Gufeng to work together with sales goals in three years. Specifically, pursuant to the agreement, Sino-agri shall sell 150,000 metric tons of compound fertilizers produced by Gufeng ("Gufeng Fertilizers") during the calendar year 2015; 300,000-metric-ton Gufeng fertilizers during 2016  and 500,000-metric-ton Gufeng Fertilizers in 2017 to promote Gufeng's flagship products.

To accomplish the sales goals of the agreement, Sino-agri and Gufeng are committed to strengthen the production and marketing of Gufeng Fertilizers comprehensively. Specifically, Gufeng will team up with Sino-agri to secure raw materials supplies by leveraging Sino-agri's global access to related raw materials. With that, Gufeng will deliver Sino-agri customized Gufeng Fertilizers upon the orders from Sino-agri's heterogeneous customers by leveraging Gufeng's flexible  development and production process. In the next three-year period, Gufeng will be able to tap  needed financial credit facilities from Sino-agri to fill the Sino-agri orders. In addition to Gufeng Fertilizers, Gufeng is committed to offer product support for Sino-agri's clients. The support includes, but not limit to, soil testing, fertilizer comparison and testing, as well as fertilizer solutions. In parallel, Sino-agri will give priority to purchase Gufeng Fertilizer to replenish its compound fertilizer inventory.

The objective of the strategic cooperation agreement between Sino-argi and Jinong is to require both parties to achieve the following sales goals in the next three years: Sino-agri Group sells 10,000 metric tons high-concentrated fertilizer produced by Jinong in the calendar year of 2015; 20,000 metric tons in 2016 and 50,000 metric tons in 2017.

The mission under the agreement is to establish a long-term strategic partnership that is mutually beneficial to both parties. To take advantage of Sino-agri Group's state-owned advantage in fertilizer distribution both domestic and overseas, Jinong will work with Sino-agri Group to improve Jinong's supply chain management in the procurement of raw material, and the sale of concentrated fertilizer products. Specifically, Sino-agri Group will provide quality raw materials and favorite lead time to Jinong. In return, Jinong will deliver to Sino-agri quality concentrated fertilizer with priority at fair market price. In addition, Sino-agri Group will offer large support of working capital and investment to Jinong if Jinong needs liquidity and capital investment to expand production. In the mean time, Jinong concentrates on differentiating the market demand for Sino-agri and will customize corresponding product development and  production process respectively.

Cooperation with 900LH.com

As of the date of this report, the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) has entered into an agreement to jointly build an “Agricultural Comprehensive Development Base Project” (the “Project”) with the Shiquan County Government in China. The total investment on the Project is expected to be three billion RMB (about 480 million USD), with the initial investment of 50 million RMB (about 8 million USD) to be made in spring 2015.

900LH.com is a subsidiary of Xi'an Techteam Investment Holding (Group) Co., Ltd, ("Techteam Investment"). Techteam Investment is a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company. 900LH.com focuses on the production and sales of high-end organic agricultural products. It has contracted with more than 200 planting and breeding bases globally and prefers to utilize and promote the Company's fertilizers. The scope of the Project includes the development of Panlong Valley farm of 900LH.com, where the Company showcases its products. Panlong Valley is located at Shiquan County, Shaanxi Province, 150 miles southwest of Xi'an.

During the first phase of the foregoing project, 900LH.com will focus on building an ecological farm base. The base will include leisure farming, sightseeing, and sales of agriculture products. The total investment of the first phase would be one billion RMB (160 million USD approximately) including the cost of relocating local residents. In the second phase, the ecological farm will develop into a modern agriculture farm. The modern farm’s operation will include but not limit to, planting, breeding, agricultural products processing, and tourism. The investment of the second phase would be two billion RMB (320 million USD approximately).

The Company and 900LH.com have entered into an agreement that the Company’s fertilizers will be exclusively supplied to all plants and agricultural products in the Project and 900LH.com will promote the Company’s fertilizers to all its affiliated farms. In the Project, 900LH.com, the Company, and the government in Shaanxi Province will collaborate closely.

A New Business Model

The Company has made progress on its proprietary online sales platform of agriculture basic materials. Distributors of the Company will be able to set up stores on the platform to sell the Company’s products and other types of products such as pesticides and seeds they distribute for various manufacturers.  The Company will compensate the distributors for their online sales performance of the Company's products accordingly.  The platform is anticipated to be operational in spring 2015.

Results of Operations

Three months ended December 31, 2014 Compared to the Three months ended December 31, 2013.

	For the Three Months Ended December 31,
	2014	2013	change $	change %
Sales
Jinong	$31,192,693	$26,288,622	$4,904,071	18.7%
Gufeng	21,778,807	13,482,016	8,296,791	61.5%
Yuxing	1,079,674	863,963	215,711	25.0%
Net sales	54,051,174	40,634,601	13,416,573	33.0%
Cost of goods sold
Jinong	12,314,040	10,869,262	1,444,778	13.3%
Gufeng	18,034,979	10,291,112	7,743,867	75.2%
Yuxing	792,161	622,712	169,449	27.2%
Cost of goods sold	31,141,180	21,783,086	9,358,094	43.0%
Gross profit	22,909,994	18,851,515	4,058,479	21.5%
Operating expenses
Selling expenses	1,981,065	752,642	1,228,423	163.2%
Selling expenses - amortization of deferred assets	10,651,432	8,054,453	2,596,979	32.2%
General and administrative expenses	3,193,979	4,565,932	(1,371,953)	-30.0%
Total operating expenses	15,826,476	13,373,027	2,453,449	18.3%
Income from operations	7,083,518	5,478,488	1,605,030	29.3%
Other income (expense)
Other income (expense)	4,749	(70,057)	74,806	-106.8%
Interest income	38,969	21,434	17,535	81.8%
Interest expense	(359,915)	(304,238)	(55,677)	18.3%
Total other income (expense)	(316,197)	(352,861)	36,664	-10.4%
Income before income taxes	6,767,321	5,125,627	1,641,694	32.0%
Provision for income taxes	1,551,884	1,449,890	101,994	7.0%
Net income	5,215,437	3,675,737	1,539,700	41.9%
Other comprehensive income
Foreign currency translation gain	619,865	2,947,080	(2,327,215)	-79.0%
Comprehensive income	$5,835,302	$6,622,817	$(787,515)	-11.9%

Basic weighted average shares outstanding	33,281,464	31,817,515	1,463,949	4.6%
Basic net earnings per share	$0.16	$0.12	$0.04	35.6%
Diluted weighted average shares outstanding	33,281,464	31,817,515	1,463,949	4.6%
Diluted net earnings per share	$0.16	$0.12	$0.04	35.6%

Net Sales

Total net sales for the three months ended December 31, 2014 were $54,051,174, an increase of $13,416,573, or 33.0%, from $40,634,601 for the three months ended December 31, 2013. This increase was principally due to an increase in Jinong’s and Gufeng’s net sales.

For the three months ended December 31, 2014, Jinong’s net sales increased $4,904,071, or 18.7%, to $31,192,693 from $26,288,622 for the three months ended December 31, 2013. This increase was mainly attributable to Jinong’s implementation of the sales strategy that focus on promoting the sales of high-margin liquid fertilizer despite the decrease in its sales volume during the last three months.

For the three months ended December 31, 2014, Gufeng’s net sales were $21,778,807, an increase of $8,296,791 or 61.5% from $13,482,016 for the three months ended December 31, 2013. The increase was mainly attributable to the fact that Gufeng had more large clients from northeast area in mainland China and one large amount sale to Sino-agri Group during the last three months compared with the same period last year.

For the three months ended December 31, 2014, Yuxing’s net sales were $1,079,674, an increase of $215,711 or 25.0%, from $863,963 during the three months ended December 31, 2013. The increase was mainly attributable to the increase in sales demand on Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2014 was $31,141,180, an increase of $9,358,094, or 43.0%, from $21,783,086 for the three months ended December 31, 2013. This increase was mainly due to the 33.0% increase in net sales.

Cost of goods sold by Jinong for the three months ended December 31, 2014 was $12,314,040, an increase of $1,444,778, or 13.3%, from $10,869,262 for the three months ended December 31, 2013. Although Jinong lowered the product costs for the mix of products being sold, the increase in cost of goods was primarily attributable to Jinong’s higher net sales.

Cost of goods sold by Gufeng for the three months ended December 31, 2014 was $18,034,979, an increase of $7,743,867, or 75.2%, from $10,291,112 for the three months ended December 31, 2013. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For the three months ended December 31, 2014, cost of goods sold by Yuxing was $792,161, an increase of $169,449, or 27.2%, from $622,712 for the three months ended December 31, 2013. This increase was mainly due to the 25.0% increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the three months ended December 31, 2014 increased by $4,058,479 to $22,909,994, as compared to $18,851,515 for the three months ended December 31, 2013. Gross profit margin was 42.4% and 46.4% for the three months ended December 31, 2014 and 2013, respectively.

Gross profit generated by Jinong increased by $3,459,293, or 22.4%, to $18,878,653 for the three months ended December 31, 2014 from $15,419,360 for the three months ended December 31, 2013. Gross profit margin from Jinong’s sales was approximately 60.5% and 58.7% for the three months ended December 31, 2014 and 2013, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales in Jinong’s total sales due to Jinong’s sales strategy. Jinong has adjusted its production process to focus on producing the high-margin liquid fertilizer during the last three months.

For the three months ended December 31, 2014, gross profit generated by Gufeng was $3,743,828, an increase of $552,924, or 17.3%, from $3,190,904 for the three months ended December 31, 2013. Gross profit margin from Gufeng’s sales was approximately 17.2% and 23.7% for the three months ended December 31, 2014 and 2013, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the three months ended December 31, 2014, gross profit generated by Yuxing was $287,513, an increase of $46,262, or 19.2% from $241,251 for the three months ended December 31, 2013.  The gross profit margin was approximately 26.6% and 27.9% for the three months ended December 31, 2014 and 2013, respectively.

This decrease in gross profit margin was mainly due to an increase in the cost of raw materials for the three months ended December 31, 2014, compared to the same period in 2013.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,981,065, or 3.7%, of net sales for the three months ended December 31, 2014, as compared to $752,642 or 1.9% of net sales for the three months ended December 31, 2013, an increase of $1,228,423, or 163.2%. The selling expenses of Yuxing were $13,935 or 1.3% of Yuxing’s net sales for the three months ended December 31, 2014, as compared to $13,119, or 1.5% of Yuxing’s net sales for the three months ended December 31, 2013. The selling expenses of Gufeng were $228,488 or 1.0% of Gufeng’s net sales for the three months ended December 31, 2014, as compared to $314,138, or 2.3% of Gufeng’s net sales for the three months ended December 31, 2013. The selling expenses of Jinong for the three months ended December 31, 2014 were $1,738,642 or 5.6% of Jinong’s net sales, as compared to selling expenses of $425,386, or 1.6% of Jinong’s net sales for the three months ended December 31, 2013. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $10,651,432, or 19.7%, of net sales for the three months ended December 31, 2014, as compared to $8,054,453 or 19.8% of net sales for the three months ended December 31, 2013, an increase of $2,596,979, or 32.2%. This increase was due to the increased amortization of the deferred tax assets for the three months ended December 31, 2014 related to our business strategy implemented since the first quarter of fiscal year of 2014 that assists distributors in certain marketing efforts and develops standard stores to expand our competitive advantages and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $3,193,979, or 5.9% of net sales for the three months ended December 31, 2014, as compared to $4,565,932, or 11.2%, of net sales for the three months ended December 31, 2013, a decrease of $1,371,953, or 30.0%. The decrease in general and administrative expenses was mainly due to the related expenses in the stock compensation awarded to the employees which amounted to $1,786,225 for the three months ended December 31, 2014 as compared to $2,852,155 for the three months ended December 31, 2013.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the three months ended December 31, 2014 was $316,197, as compared to $352,861 for the three months ended December 31, 2013, a decrease of $36,664, or 10.4%, which resulted from an increase of $74,806 to $4,749 in other income during the three months ended December 31, 2014, as compared to other expense of $70,057 during the three months ended December 31, 2013; an increase of $17,535 or 81.8%, to $38,969 in interest income during the three months ended December 31, 2014 as compared to $21,434 during the three months ended December 31, 2013. This increase was due to the increased deposit in the banks as a result of our increased net income; and an increase of $55,677 or 18.3% to $359,915 in interest expenses during the three months ended December 31, 2014, as compared to $304,238 during the three months ended December 31, 2013.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $945,468 for the three months ended December 31, 2014, as compared to $1,023,643 for the three months ended December 31, 2013, a decrease of $78,175, or 7.6%. The decrease was mainly due to Jinong’s lower net income resulting from the increased selling expenses – amortization of deferred assets offset by its higher sales.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $606,416 for the three months ended December 31, 2014, as compared to $426,247 for the three months ended December 31, 2013, an increase of $180,169, or 42.3%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the three months ended December 31, 2014 as a result of being exempted from paying income tax due to the fact its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended December 31, 2014 was $5,215,437, an increase of $1,539,700, or 41.9%, compared to $3,675,737 for the three months ended December 31, 2013. The increase was attributable to the significant increase in sales offset by an increase in selling expenses. Net income as a percentage of total net sales was approximately 9.6% and 9.0% for the three months ended December 31, 2014 and 2013, respectively.

Six months ended December 31, 2014 Compared to the Six months ended December 31, 2013.

	For the Six Months Ended December 31,
	2014	2013	change $	change %
Sales
Jinong	$65,656,858	$58,050,624	$7,606,234	13.1%
Gufeng	37,764,881	31,238,098	6,526,783	20.9%
Yuxing	1,931,225	1,649,226	281,999	17.1%
Net sales	105,352,964	90,937,948	14,415,016	15.9%
Cost of goods sold
Jinong	25,694,663	24,839,093	855,570	3.4%
Gufeng	30,634,164	23,500,744	7,133,420	30.4%
Yuxing	1,440,709	1,276,908	163,801	12.8%
Cost of goods sold	57,769,536	49,616,745	8,152,791	16.4%
Gross profit	47,583,428	41,321,203	6,262,225	15.2%
Operating expenses
Selling expenses	2,716,702	1,212,637	1,504,065	124.0%
Selling expenses - amortization of deferred assets	20,982,516	13,390,648	7,591,868	56.7%
General and administrative expenses	6,313,611	7,905,708	(1,592,097)	-20.1%
Total operating expenses	30,012,829	22,508,993	7,503,836	33.3%
Income from operations	17,570,599	18,812,210	(1,241,611)	-6.6%
Other income (expense)

Other income (expense)	46,704	(186,440)	233,144	-125.1%
Interest income	68,354	77,088	(8,734)	-11.3%
Interest expense	(815,659)	(537,424)	(278,235)	51.8%
Total other income (expense)	(700,601)	(646,776)	(53,825)	8.3%
Income before income taxes	16,869,998	18,165,434	(1,295,436)	-7.1%
Provision for income taxes	3,555,479	4,111,240	(555,761)	-13.5%
Net income	13,314,519	14,054,194	(739,675)	-5.3%
Other comprehensive income
Foreign currency translation gain	626,154	3,641,796	(3,015,642)	-82.8%
Comprehensive income	$13,940,673	$17,695,990	$(3,755,317)	-21.2%

Basic weighted average shares outstanding	32,829,357	30,895,621	1,933,736	6.3%
Basic net earnings per share	$0.41	$0.45	$(0.05)	-10.8%
Diluted weighted average shares outstanding	32,829,357	30,895,621	1,933,736	6.3%
Diluted net earnings per share	$0.41	$0.45	$(0.05)	-10.8%

Net Sales

Total net sales for the six months ended December 31, 2014 were $105,352,964, an increase of $14,415,016, or 15.9%, from $90,937,948 for the six months ended December 31, 2013. This increase was principally due to an increase in Jinong’s and Gufeng’s net sales.

For the six months ended December 31, 2014, Jinong’s net sales increased $7,606,234, or 13.1%, to $65,656,858 from $58,050,624 for the six months ended December 31, 2013. This increase was mainly attributable to Jinong’s implementation of the sales strategy that focus on promoting the sales of high-margin liquid fertilizer despite the decrease in its sales volume during the last six months.

For the six months ended December 31, 2014, Gufeng’s net sales were $37,764,881, an increase of $6,526,783 or 20.9% from $31,238,098 for the six months ended December 31, 2013. The increase was mainly attributable to Gufeng had more large clients from northeast area in mainland China and one large amount sale to Sino-agri Group during the six months ended December 31, 2014 compared with the same period a year before.

For the six months ended December 31, 2014, Yuxing’s net sales were $1,931,225, an increase of $281,999 or 17.1%, from $1,649,226 during the six months ended December 31, 2013. The increase was mainly attributable to the increase in sales demand on Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2014 was $57,769,536, an increase of $8,152,791, or 16.4%, from $49,616,745 for the six months ended December 31, 2013. This increase was mainly due to the 15.9% increase in net sales.

Cost of goods sold by Jinong for the six months ended December 31, 2014 was $25,694,663, an increase of $855,570, or 3.4%, from $24,839,093 for the six months ended December 31, 2013. Although Jinong lowered the product costs for the mix of products being sold, the increase was primarily attributable to its higher net sales.

Cost of goods sold by Gufeng for the six months ended December 31, 2014 was $30,634,164, an increase of $7,133,420, or 30.4%, from $23,500,744 for the six months ended December 31, 2013. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For the six months ended December 31, 2014, cost of goods sold by Yuxing was $1,440,709, an increase of $163,801, or 12.8%, from $1,276,908 for the six months ended December 31, 2013. This increase was mainly due to the 17.1% increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the six months ended December 31, 2014 increased by $6,262,225 to $47,583,428, as compared to $41,321,203 for the six months ended December 31, 2013. Gross profit margin was 45.2% and 45.4% for the six months ended December 31, 2014 and 2013, respectively.

Gross profit generated by Jinong increased by $6,750,664, or 20.3%, to $39,962,195 for the six months ended December 31, 2014 from $33,211,531 for the six months ended December 31, 2013. Gross profit margin from Jinong’s sales was approximately 60.9% and 57.2% for the six months ended December 31, 2014 and 2013, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales in Jinong’s total sales due to Jinong’s sales strategy. Jinong has adjusted its production process to focus on producing the high-margin liquid fertilizer during the last six months.

For the six months ended December 31, 2014, gross profit generated by Gufeng was $7,130,717, a decrease of $606,637, or 7.8%, from $7,737,354 for the six months ended December 31, 2013. Gross profit margin from Gufeng’s sales was approximately 18.9% and 24.8% for the six months ended December 31, 2014 and 2013, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the six months ended December 31, 2014, gross profit generated by Yuxing was $490,516, an increase of $118,198, or 31.7% from $372,318 for the six months ended December 31, 2013.  The gross profit margin was approximately 25.4% and 22.6% for the six months ended December 31, 2014 and 2013, respectively.

This increase in gross profit was mainly due to the increase in price of the flowers Yuxing sold during the six months ended December 31, 2014, compared to the same period in 2013.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $2,716,702, or 2.6%, of net sales for the six months ended December 31, 2014, as compared to $1,212,637 or 1.3% of net sales for the six months ended December 31, 2013, an increase of $1,504,065, or 124.0%. The selling expenses of Yuxing were $21,073 or 1.1% of Yuxing’s net sales for the six months ended December 31, 2014, as compared to $25,767, or 1.6% of Yuxing’s net sales for the six months ended December 31, 2013.The selling expenses of Gufeng were $414,466 or 1.1% of Gufeng’s net sales for the six months ended December 31, 2014, as compared to $468,148, or 1.5% of Gufeng’s net sales for the six months ended December 31, 2013. The selling expenses of Jinong for the six months ended December 31, 2014 were $2,281,163 or 3.5% of Jinong’s net sales, as compared to selling expenses of $718,722, or 1.2% of Jinong’s net sales for the six months ended December 31, 2013. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $20,982,516, or 19.9%, of net sales for the six months ended December 31, 2014, as compared to $13,390,648 or 14.7% of net sales for the six months ended December 31, 2013, an increase of $7,591,868, or 56.7%. This increase was due to the increased amortization of the deferred tax assets for the six months ended December 31, 2014 related to our business strategy implemented since the first quarter of fiscal year of 2014 that assists distributors in certain marketing efforts and develops standard stores to expand our competitive advantages and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $6,313,611, or 6.0% of net sales for the six months ended December 31, 2014, as compared to $7,905,708, or 8.7%, of net sales for the six months ended December 31, 2013, a decrease of $1,592,097, or 20.1%. The decrease in general and administrative expenses was mainly due to the related expenses in the stock compensation awarded to the employees which amounted to $3,206,945 for the six months ended December 31, 2014 as compared to $4,836,649 for the six months ended December 31, 2013.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the six months ended December 31, 2014 was $700,601, as compared to $646,776 for the six months ended December 31, 2013, an increase of $53,825, or 8.3%, which resulted from an increase of $233,144 to $46,704 in other income during the six months ended December 31, 2014, as compared to other expense of $186,440 during the six months ended December 31, 2013; a decrease of $8,734 or 11.3%, to $68,354 in interest income during the six months ended December 31, 2014 as compared to $77,088 during the six months ended December 31, 2013; and an increase of $278,235 or 51.8% to $815,659 in interest expenses during the six months ended December 31, 2014, as compared to $537,424 during the six months ended December 31, 2013, the increase was mainly due to the interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $2,462,055 for the six months ended December 31, 2014, as compared to $2,849,293 for the six months ended December 31, 2013, a decrease of $387,238, or 13.6%. The decrease was mainly due to Jinong’s lower net income resulting from the increased selling expenses – amortization of deferred assets offset by its higher sales.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,093,424 for the six months ended December 31, 2014, as compared to $1,261,947 for the six months ended December 31, 2013, a decrease of $168,523, or 13.4%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the six months ended December 31, 2014 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the six months ended December 31, 2014 was $13,314,519, a decrease of $739,675, or 5.3%, compared to $14,054,194 for the six months ended December 31, 2013. The decrease was attributable to the increase in selling expenses offset by an increase in our gross margin. Net income as a percentage of total net sales was approximately 12.6% and 15.5% for the six months ended December 31, 2014 and 2013, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2014, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales. Jintai is in its final migrating process into Yuxing which expected to complete by the next quarter.

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

For Jinong, the net income decreased by $2,011,895 or 12.8% to $13,647,488 for the six months ended December 31, 2014 from $15,659,383 for the six months ended December 31, 2013.

For Gufeng, the net income decreased by $547,799 or 14.7% to $3,175,597 for the six months ended December 31, 2014 from $3,723,396 for the six months ended December 31, 2013.

For Yuxing, the net income increased by $411,244 or 385.4% to $517,950 for the six months ended December 31, 2014 from $106,706 for the six months ended December 31, 2013. The increase was mainly due to the decrease in its general and administrative expenses as a result of Yuxing’s more cost-control measures taken for the six months ended December 31, 2014, compare to the same period a year before.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of December 31, 2014, cash and cash equivalents were $59,364,446, an increase of $32,474,125, or 120.8%, from $26,890,321 as of June 30, 2014.

We paid approximately $3.3 million on dividend previously announced on October 1, 2014 to our stockholders of common stock on January 30, 2015.

We intend to use our working capital to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Our liquidity needs have generally consisted of working capital necessary to finance receivables, raw material and finished goods inventory. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31,
	2014	2013
Net cash provided by operating activities	$38,908,479	$417,286
Net cash used in investing activities	(7,638,284)	(65,867,201)
Net cash provided by financing activities	1,139,646	3,829,400
Effect of exchange rate change on cash and cash equivalents	64,284	501,298
Net increase (decrease) in cash and cash equivalents	32,474,125	(61,119,217)
Cash and cash equivalents, beginning balance	26,890,321	75,031,489
Cash and cash equivalents, ending balance	$59,364,446	$13,912,272

Operating Activities

Net cash provided in operating activities was $38,908,479 for the six months ended December 31, 2014, an increase of $38,491,193 compared to $417,286 for the six months ended December 31, 2013. The increase was mainly attributable to the decrease in accounts receivable and advances to suppliers, increase in customer deposits and tax payable and an increase in depreciation and amortization, offset by an increase in inventories during the six months ended December 31, 2014 as compared to the same period in 2013.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2014 was $7,638,284, a decrease of $58,228,917, or 88.4% from $65,867,201 for the six months ended December 31, 2013. During the six months ended December 31, 2014, Jinong assisted its distributors in marketing to expand its competitive product advantage and market share by advancing them $9,222,371 during the six months ended December 31, 2014 compared to $64,845,281 during the six months ended December 31, 2013.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2014 was $1,139,646, a decrease of $2,689,754 or 70.2% from cash provided by financing activities of $3,829,400 for the six months ended December 31, 2013. During the six months ended December 31, 2014, we received $8,130,000 from the proceeds from loans and repaid loans of $8,536,500 compared to $11,078,855 of proceeds and $7,499,485 repayments during the six months ended December 31, 2013.  In addition, during the six months ended December 31, 2014, we sold 552,495 shares of our common stock for proceeds of $1,245,746 to our employees under our employee stock purchase program.

As of December 31, 2014 and June 30, 2014, our loans payable were as follows:

	December 31, 2014	June 30, 2014
Short term loans payable:	$23,640,310	$24,002,720
Total	$23,640,310	$24,002,720

Accounts Receivable

We had accounts receivable of $71,065,640 as of December 31, 2014, as compared to $88,781,608 as of June 30, 2014, a decrease of $17,715,968 or 20.0%, which is mainly attributable to Gufeng. As of December 31, 2014, Gufeng had account receivable of $340,026, a decrease of $18,317,132, or 98.2%, comparing to $18,657,158 as of June 30, 2014. The decrease is mainly due to a number of large clients paid up their account payable to Gufeng during the last six months.

Allowance for doubtful accounts in account receivable for the six months ended December 31, 2014 was $227,189, a decrease of $10,405 or 4.3% from $237,594 as of June 30, 2014. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.32% as of December 31, 2014 and 0.27% as of June 30, 2014.

Deferred assets

We had deferred assets of $72,067,630 as of December 31, 2014, as compared to $83,680,425 as of June 30, 2014. We have been assisting our distributors in certain marketing efforts and developing standard stores to enhance our competitive advantages and market shares since December 31, 2013. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup to guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had an inventory of $146,979,966 as of December 31, 2014, as compared to $75,486,898 as of June 30, 2014, an increase of $71,493,068, or 94.7%. The increase is in the inventory level was seasonal, which is mainly due to Gufeng’s $129,195,214 inventory as of December 31, 2014. Such increase was largely attributable to the preparatory replenishment of raw material at a lower price for the expected large production of fertilizer in the incoming winter to meet the anticipated large orders, as well as the accumulation of finished fertilizer products in expecting a huge demand in the near future.

Advances to Suppliers

We had advances to suppliers of $8,728,558 as of December 31, 2014 as compared to $32,630,865 as of June 30, 2014, representing a decrease of $23,902,307 or 73.3%.The decrease in the amount of advances to suppliers is a result of Gufeng’s higher inventory level. Gufeng’s compound fertilizer business is seasonal, which may result in carrying significant amounts of inventory and seasonal variations in working capital. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $2,703,105 as of December 31, 2014 as compared to $3,378,248 as of June 30, 2014, representing a decrease of $675,143, or 20.0%. The decrease was primarily due to the decrease in Yuxing’s account payable from $738,801 as of June 30, 2014 to $187,066 as of December 31, 2014.

Dividend Payable

We had dividend payable of $3,296,156 as of December 31, 2014 as compared to $0 as of June 30, 2014. On October 1, 2014 we declared a $0.10 per share dividend to our common stockholders on the record date of October 31, 2014. The dividend was paid on January 30, 2015.

Unearned Revenue (Customer Deposits)

We had unearned revenue of $49,781,543 as of December 31, 2014 as compared to $25,700,586 as of June 30, 2014, representing an increase of $24,080,957, or 93.7%.  The increase was caused by the advancement deposits made by Gufeng’s clients, which were largely attributable to Gufeng’s $49,631,399 unearned revenue, for the following purposes: 1) reservation and storage for the coming plant season; and 2) locking up a lower price in anticipation of rising price of raw material. We expect to deliver product to our customers during the next six months at which time we will recognize the revenue.

Tax Payable

We had taxes payable of $5,456,288 as of December 31, 2014 as compared to $1,921,455 as of June 30, 2014, representing an increase of $3,534,833, or 184.0%. This increase was mainly due to the increase in Jinong’s income tax, which resulted from Jinong’s increased revenue.

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

As of December 31, 2014, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in the RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2014, our accumulated other comprehensive income was $23.5 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of December 31, 2014 and June 30, 2014 was $23.6 million and $24.0 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2014. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: February 9, 2015	By:	/s/ Tao Li
Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: February 9, 2015	By:	/s/ Ken Ren
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

