Form 10-K/A
period 2014-06-30
China Green Agriculture, Inc.
filed 2015-04-03
CIK 857949

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

Explanatory Note

The purpose of this Amendment No. 2 on Form 10-K/A to China Green Agriculture, Inc. (the “Company”)’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2014 (“the Form 10-K”), is to revise certain disclosures pursuant to two comment letters received from the SEC in connection with our filing of the Form 10-K on January 12, 2015 and February 27, 2015.

In this Amendment, the following changes were included:

•	The explanation of the progress of receiving the land use right under Item 2 of this Amendment;,
•	The disclosure of when we expect to recognize the unearned revenue related to customer deposits under Item 7 of this Amendment;
•	The disclosure that the Management used the 1992 COSO framework in its assessment under Item 9A;
•	The revision of Report of Independent Registered Public Accounting Firm; and
•	The explanation of “deferred assets” under Note 2 and the insertion of the fair value table of certain restricted stock under Note 10.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

2

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

As of the date of this report, we were informed by the local government that our application materials for the land use right in issue has been moved up from the department in charge of general matters to the land administrative department of the local government and is under their review. Although the final decision from the government is subject to the macro-economic factors and the government policy, and there can be no assurance that such land use right certificate will be granted to us, we believe the chance of the Chinese government not approving the land use rights was extremely remote. Even if the government denies granting us the land use right and declares our current lease invalid, the only property that will be impacted is a land of 47,333 square meters. While the buildings and improvements might be torn down and our personnel might be evicted from the premises, and the historical cost of the above accounts for 47.8% of the total cost for all buildings and improvements at Gufeng, the relocation will not cause any decrease in our operation because the facilities on the premise can be easily removed, and management believes our distributors and customers will keep supporting our business.

The Company will keep following up with the government and take any and all measures to legally obtain the land use right over the 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing.

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

Unearned Revenue

We had unearned revenue of $25,700,586 as of June 30, 2014 as compared to $1,433,661 as of June 30, 2013, representing an increase of $24,266,925, or 1,692.7%. The increase is caused by Gufeng’s $25,503,430 unearned revenue as of June 30, 2014, which is largely attributable to the advancement deposits made by its clients for the following purposes: 1) reservation and storage for the coming plant season; and 2) locking up lower priced raw material in anticipation of price rise from this February. The Company expected to recognize the unearned revenue or customer deposits as revenue during the next six months.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the 1992 COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture, Inc. and its subsidiaries

We have audited China Green Agriculture, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, China Green Agriculture, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO (1992) criteria.

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

China Green Agriculture, Inc.

Date: April 3, 2015	By:	/s/ Tao Li
Tao Li, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 3, 2015	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO (principal executive officer)

April 3, 2015	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

April 3, 2015	/s/ Yu Hao
Yu Hao, Director

April 3, 2015	/s/ Lianfu Liu
Lianfu Liu, Director

April 3, 2015	/s/ Yizhao Zhang
Yizhao Zhang, Director

April 3, 2015	/s/ Yiru Shi
Yiru Shi, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2014

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

10.1	Employment Agreement, dated January 16, 2008, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Mr. Tao Li (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 7, 2010).

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.5	Employment Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and Qing Xin Jiang dated July 1, 2010. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.9	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

E-1

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.12	English Translation of Project Construction Contract dated August 10, 2010 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an Kingtone Information Technology Co., Ltd. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd.. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.18	Procurement Delegation Agreement dated November 1, 2013 by and between Xi’an Hu Country Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an TechTeam Investment Holding Group (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on February 10, 2014.)

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010).

21.1	List of Subsidiaries of the Company. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 15, 2014).

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), China Green Agriculture, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992), and our report dated September 15, 2014 expressed an unqualified opinion thereon.

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

The deferred assets consist of items inside the distributors’ stores such as furniture, racks, cabinets, and display units, and items outside or attached to the distributors’ stores such as signage and billboards. These types of assets would be capitalized as fixed assets if the Company actually owned the stores or utilized the assets for its own operations. These assets would also be capitalized as leasehold improvements if the Company leased these stores from the distributors. Therefore, the Company believes that under the U.S. generally accepted accounting principles, these types of assets purchases are properly capitalized. In addition, the Company believes that these assets are properly classified as deferred assets because if a distributor breaches, defaults, or terminates the agreement with the Company within a three-year period, a proportionate amount expended by the Company is to be repaid by the distributor. The Chairman of the Board of directors of the Company guaranteed to the Company of amounts remaining unpaid due from distributors.

The assets inside the distributors’ stores are custom made to fit the layout of each individual store and the signage and billboards are also custom designed to fit the specific location. The assets were purchased by the Company directly from the manufacturers and installed in the distributors’ stores. The Company wants to maintain control over the quality of the items being purchased as well as making them uniform among all the distributor locations.

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

The table below summarized the restricted shares of common stock issued under the 2009 Plan:

		Fair Value	Grant Date
	Number of	of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2011	281,302	$1,491,969
Granted	1,000,000	3,370,000	$3.37
Forfeited	-	-
Vested	(560,151)	(3,224,836)
Outstanding (unvested) at June 30, 2012	721,151	1,637,133
Granted	1,750,000	5,132,500	$2.93
Forfeited	-	-
Vested	(818,651)	(3,100,685)
Outstanding (unvested) at June 30, 2013	1,652,500	3,668,948
Granted	1,750,000	7,490,000	$4.28
Forfeited	-	-
Vested	(1,688,500)	(8,054,189)
Outstanding (unvested) at June 30, 2014	1,714,000	$3,104,759

As of June 30, 2014, the unamortized expense related to the grant of restricted shares of common stock of $3,104,759 will be amortized into expense through December 31, 2015. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

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

