Form 10-Q
period 2015-03-31
China Green Agriculture, Inc.
filed 2015-05-11
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,088,594 shares of common stock, $.001 par value, as of May 1, 2015.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	June 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$74,785,851	$26,890,321
Accounts receivable, net	71,832,200	88,781,608
Other receivable, net	4,634,224	3,942,542
Inventories	123,627,598	75,486,898
Prepaid expenses and other current assets	605,939	480,432
Advances to suppliers, net	16,156,459	32,630,865
Total Current Assets	291,642,271	228,212,666

Plant, Property and Equipment, Net	45,608,632	48,061,611
Other Receivables, Net of current portion	-	2,628,361
Deferred Asset, Net	61,740,441	83,680,425
Other Assets	215,093	98,018
Intangible Assets, Net	24,166,706	25,225,143
Goodwill	5,236,030	5,203,986

Total Assets	$428,609,173	$393,110,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,339,791	$3,378,248
Customer deposits	26,108,848	25,700,586
Accrued expenses and other payables	4,823,644	4,309,073
Amount due to related parties	2,065,940	1,758,336
Taxes payable	8,346,523	1,921,455
Short term loans	21,438,080	24,002,720
Total Current Liabilities	67,122,826	61,070,418

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 35,088,594 and 32,362,534 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	35,088	32,362
Additional paid-in capital	120,819,179	114,605,214
Statutory reserve	24,634,790	22,540,394
Retained earnings	190,995,744	172,021,331
Accumulated other comprehensive income	25,001,546	22,840,491
Total Stockholders' Equity	361,486,347	332,039,792

Total Liabilities and Stockholders' Equity	$428,609,173	$393,110,210

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Sales
Jinong	$33,289,393	$30,210,579	$98,946,251	$88,261,203
Gufeng	45,022,730	39,080,111	82,787,611	70,318,209
Yuxing	1,175,092	1,005,291	3,106,317	2,654,517
Net sales	79,487,215	70,295,981	184,840,179	161,233,929
Cost of goods sold
Jinong	13,623,964	12,174,848	39,318,627	37,013,941
Gufeng	36,814,676	31,258,885	67,448,840	54,759,629
Yuxing	858,058	701,533	2,298,767	1,978,441
Cost of goods sold	51,296,698	44,135,266	109,066,234	93,752,011
Gross profit	28,190,517	26,160,715	75,773,945	67,481,918
Operating expenses
Selling expenses	2,054,025	932,594	4,770,727	2,145,231
Selling expenses - amortization of deferred asset	10,604,586	10,188,098	31,587,102	23,578,746
General and administrative expenses	2,606,749	3,463,127	8,920,360	11,368,835
Impairment of assets	-	1,659,729	-	1,659,729
Total operating expenses	15,265,360	16,243,548	45,278,189	38,752,541
Income from operations	12,925,157	9,917,167	30,495,756	28,729,377
Other income (expense)
Other income (expense)	10,651	65,563	57,355	(120,877)
Interest income	161,625	37,587	229,979	114,675
Interest expense	(363,958)	(472,104)	(1,179,617)	(1,009,528)
Total other income (expense)	(191,682)	(368,954)	(892,283)	(1,015,730)
Income before income taxes	12,733,475	9,548,213	29,603,473	27,713,647
Provision for income taxes	2,817,281	2,339,082	6,372,760	6,450,322
Net income	9,916,194	7,209,131	23,230,713	21,263,325
Other comprehensive income
Foreign currency translation gain (loss)	1,534,901	(2,838,362)	2,161,055	803,434
Comprehensive income	$11,451,095	$4,370,769	$25,391,768	$22,066,759

Basic weighted average shares outstanding	34,783,456	31,825,562	33,471,214	31,201,076
Basic net earnings per share	$0.29	$0.23	$0.69	$0.68
Diluted weighted average shares outstanding	34,783,456	31,825,562	33,471,214	31,201,076
Diluted net earnings per share	0.29	0.23	0.69	0.68

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$23,230,713	$21,263,325
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	4,344,098	6,703,781
Depreciation and amortization	35,902,903	23,327,564
Impairment of assets		1,659,729
Loss on disposal of property, plant and equipment	26,152	-
Changes in operating assets
Accounts receivable	17,421,141	(1,781,938)
Other current assets	(122,023)	8,004
Inventories	(47,471,638)	(37,860,726)
Advances to suppliers	16,603,898	(1,056,615)
Other assets	(96,445)	27,485
Changes in operating liabilities
Accounts payable	938,026	(348,288)
Customer deposits	248,937	4,954,312
Tax payables	6,385,762	(16,208,503)
Accrued expenses and other payables	505,846	593,844
Amount due to related parties	-	-
Net cash provided by operating activities	57,917,370	1,281,974

Cash flows from investing activities
Purchase of plant, property, and equipment	(415,768)	(1,127,458)
Proceeds from other receivables	1,968,670	-
Deferred assets	(9,228,043)	(64,964,848)
Net cash used in investing activities	(7,675,141)	(66,092,306)

Cash flows from financing activities
Proceeds from the sale of common stock	1,872,593	-
Proceeds from loans	19,702,970	28,633,885
Repayment of loans	(22,403,790)	(15,870,985)
Payment of dividends	(2,161,904)
Advance from related party	300,400	450,000
Net cash provided by (used in ) financing activities	(2,689,731)	13,212,900

Effect of exchange rate change on cash and cash equivalents	343,032	453,302
Net increase (decrease) in cash and cash equivalents	47,895,530	(51,144,130)

Cash and cash equivalents, beginning balance	26,890,321	75,031,489
Cash and cash equivalents, ending balance	$74,785,851	$23,887,359

Supplement disclosure of cash flow information
Interest expense paid	$1,179,637	$1,009,506
Income taxes paid	$836,913	$22,658,825

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance 118,778 shares of common stock for repayment of amount due to related party	$-	$525,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The Company’s corporate structure as of March 31, 2015 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending June 30, 2015.

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

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years commencing from December 2013 which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the nine months ended March 31, 2015 and 2014, the Company amortized $31,587,102 and $23,578,746, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from the distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending March 31, 2016, 2017 and 2018 is $38,870,316, $20,237,200 and $2,632,925, respectively.

The deferred assets consist of items inside the distributors’ stores such as furniture, racks, cabinets, and display units, and items outside or attached to the distributors’ stores such as signage and billboards. These types of assets would be capitalized as fixed assets if the Company actually owned the stores or utilized the assets for its own operations. These assets would also be capitalized as leasehold improvements if the Company leased these stores from the distributors. Therefore, the Company believes that under the U.S.GAAP, these types of assets purchases are properly capitalized. In addition, the Company believes that these assets are properly classified as deferred assets because if a distributor breaches, defaults, or terminates the agreement with the Company within a three-year period, a proportionate amount expended by the Company is to be repaid by the distributor. The Chairman of the Board of Directors of the Company guaranteed to the Company of amounts remaining unpaid due from distributors.

The assets inside the distributors’ stores are custom made to fit the layout of each individual store and the signage and billboards are also custom designed to fit the specific location. The assets were purchased by the Company directly from the manufacturers and installed in the distributors’ stores. The Company wants to maintain control over the quality of the items being purchased as well as to make them uniform among all the distributor locations.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The components of basic and diluted earnings per share consist of the following:

	For the Three Months Ended March 31,
	2015	2014
Net Income for Basic Earnings Per Share	$9,916,194	$7,209,131
Basic Weighted Average Number of Shares	34,783,456	31,825,562
Net Income Per Share – Basic	$0.29	$0.23
Net Income for Diluted Earnings Per Share	$9,916,194	$7,209,131
Diluted Weighted Average Number of Shares	34,783,456	31,825,562
Net Income Per Share – Diluted	$0.29	$0.23

	For the Nine Months Ended March 31,
	2015	2014
Net Income for Basic Earnings Per Share	$23,230,713	$21,263,325
Basic Weighted Average Number of Shares	33,471,214	31,201,076
Net Income Per Share – Basic	$0.69	$0.68
Net Income for Diluted Earnings Per Share	$23,230,713	$21,263,325
Diluted Weighted Average Number of Shares	33,471,214	31,201,076
Net Income Per Share – Diluted	$0.69	$0.68

Reclassification

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2015 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2015	2014
Raw materials	$71,353,452	$24,618,225
Supplies and packing materials	$770,218	$492,954
Work in progress	$328,864	$440,935
Finished goods	$51,175,064	$49,934,784
Total	$123,627,598	$75,486,898

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2015	2014
Building and improvements	$30,114,539	$29,930,240
Auto	737,197	732,684
Machinery and equipment	36,766,795	36,193,501
Agriculture assets	831,639	826,549
Total property, plant and equipment	68,450,170	67,682,974
Less: accumulated depreciation	(22,841,538)	(19,621,363)
Total	$45,608,632	$48,061,611

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2015	2014
Land use rights, net	$11,599,242	$11,723,976
Technology patent, net	313,184	498,027
Customer relationships, net	5,593,116	6,350,586
Non-compete agreement	10,784	42,874
Trademarks	6,650,380	6,609,680
Total	$24,166,706	$25,225,143

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,958,412). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $170,908). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,190,385). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2015	2014
Land use rights	$13,319,705	$13,238,189
Less: accumulated amortization	(1,720,463)	(1,514,213)
Total land use rights, net	$11,599,242	$11,723,976

TECHNOLOGY PATENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,503,280) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	March 31,	June 30,
	2015	2014
Technology know-how	$2,463,266	$2,448,191
Less: accumulated amortization	(2,150,082)	(1,950,164)
Total technology know-how, net	$313,184	$498,027

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,621,000) and is amortized over the remaining useful life of ten years.

	March 31,	June 30,
	2015	2014
Customer relationships	$10,621,000	$10,556,000
Less: accumulated amortization	(5,027,884)	(4,205,414)
Total customer relationships, net	$5,593,116	$6,350,586

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $215,688) and is amortized over the remaining useful life of five years using the straight line method.

	March 31,	June 30,
	2015	2014
Non-compete agreement	$215,688	$214,368
Less: accumulated amortization	(204,904)	(171,494)
Total non-compete agreement, net	$10,784	$42,874

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,650,380) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended March 31, are as follows:

AMORTIZATION TABLE
Year Ends	Expense ($)
March 31, 2016	1,589,825
March 31, 2017	1,391,131
March 31, 2018	1,328,494
March 31, 2019	1,328,494
March 31, 2020	1,328,494

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31,	June 30,
	2015	2014
Payroll payable	$9,647	$7,964
Welfare payable	167,753	166,727
Accrued expenses	3,457,708	2,948,727
Other payables	1,051,827	1,049,783
Other levy payable	136,709	135,872
Total	$4,823,644	$4,309,073

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

As of March 31, 2015 and June 30, 2014, the amount due to related parties was $2,065,940 and $1,758,336, respectively.  As of March 31, 2015 and June 30, 2014, $1,182,543 and $1,136,800, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

On August 10, 2010, Yuxing entered into an agreement with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), the contractually-controlled operating subsidiary of Kingtone Wirelessinfo Solution Holding Ltd (“Kingtone”), whose Chairman is Mr. Tao Li, the Company’s Chairman and CEO. Pursuant to the agreement, Kingtone Information was responsible for developing certain electronic control systems for Yuxing. The total contracted value of this agreement, including value-added taxes and other taxes, is RMB3,030,000, or approximately $492,072. On September 28, 2013, the contract was terminated based on mutual agreement and Yuxing had paid Kingtone Information a total of $364,806 under the agreement.

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB24,480 (approximately $4,000).

NOTE 8- LOAN PAYABLES

As of March 31, 2015, the short-term loan payables consisted of nine loans which mature on dates ranging from August 6, 2014 through March 15, 2016 with interest rates ranging from 5.60% to 7.80%. The loans No 6 is collateralized by Tianjuyuan’s land use right and building ownership right. The loan No.8 is collateralized by Gufeng’s deposit. The loan No.7 is collateralized by Jinong’s land use right and Jinong’s credit. The loan No. 2 and 9 are guaranteed by Jinong’s credit. The loans No.3, 4 and 5 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No.1 is guaranteed by Jinong and Tianjuyuan’s deposit.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2015
1	Bank of Beijing- Pinggu Branch	Aug 6, 2014 - Aug 5, 2015	6.72%	1,634,000
2	China Merchants Bank- Chaoyangmen Branch	Aug 27, 2014 - Aug 26, 2015	7.80%	1,634,000
3	Beijing International Trust Co., Ltd	Sep 24, 2014 - Sep 23, 2015	7.80%	1,634,000
4	Beijing International Trust Co., Ltd	Oct 28 , 2014 - Oct 27, 2015	7.80%	1,634,000
5	Beijing International Trust Co., Ltd	Dec 16, 2014- Dec 15, 2015	7.28%	1,634,000
6	Agriculture Bank of China-Pinggu Branch	Jan 21, 2015- Jan 20, 2016	6.16%	1,307,200
7	Bank of Tianjin- Beijing Branch	Feb 3, 2015 - Jan 27, 2016	6.16%	6,536,000
8	Bank of Tianjin- Beijing Branch	Feb 11, 2015 - Feb 10, 2016	5.60%	4,607,880
9	China Merchants Bank- Chaoyangmen Branch	Mar 16, 2015 - Mar 15, 2016	6.96%	817,000
		Total		$21,438,080

As of June 30, 2014, the short-term loan payables consisted of eleven loans which mature on dates ranging from August 16, 2013 through April 24, 2015 with interest rates ranging from 6.00% to 7.80%. The loans No. 7, 10 and 11 below are collateralized by Tianjuyuan’s land use right and building ownership right. The loan No. 2 is collateralized by Gufeng and Tianjuyuan. The loan No.8 is collateralized by Gufeng’ deposit. The loans No. 1, 3, 4, 5 and 9 are guaranteed by Jinong’s credit. The loan No. 6 is collateralized by the land use rights of Jinong. The loans No. 1 and 2 were subsequently paid off during August 2014.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2014
1	China Merchants Bank Chaoyang Branch	Feb 25, 2014 - Aug 14, 2014	6.90%	$2,030,000
2	Beijing Bank Pinggu Branch	Aug 16, 2013 - Aug 15, 2014	7.20%	1,624,000
3	Beijing International Trust Co., Ltd	Sep 25, 2013 - Sep 24, 2014	7.80%	1,624,000
4	Beijing International Trust Co., Ltd	Oct 30, 2013 - Oct 29, 2014	7.80%	1,624,000
5	Beijing International Trust Co., Ltd	Dec 12, 2013 - Dec 11, 2014	7.80%	1,624,000
6	Tianjin Bank Beijing Branch	Jan 08, 2014 - Jan 07, 2015	6.60%	5,684,000
7	Agriculture Bank of China-Pinggu Branch	Jan 15, 2014 - Jan 14, 2015	6.60%	1,364,160
8	Tianjin Bank Beijing Branch	Jan 23, 2014 - Jan 22, 2015	6.00%	3,053,120
9	China Merchants Bank Chaoyang Branch	Feb 19, 2014 - Feb 18, 2015	7.20%	2,436,000
10	Agriculture Bank of China-Pinggu Branch	Mar 24, 2014 - Mar 23, 2015	6.60%	1,299,200
11	Agriculture Bank of China-Pinggu Branch	Apr 25, 2014 - Apr 24, 2015	6.60%	1,640,240
	Total			$24,002,720

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The interest expense from short-term loans were $1,179,637 and $1,009,528 for the nine months ended March 31, 2015 and 2014, respectively.

NOTE 9 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the nine months ended March 31, 2015 and 2014 of $3,581,931 and $3,698,296, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $2,790,829 and $2,752,026 for the nine months ended March 31, 2015 and 2014, respectively.

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

Income Taxes and Related Payables

Taxes payable consist of the following:

	March 31,	June 30,
	2015	2014
VAT provision	$72,201	$61,506
Income tax payable	7,560,792	1,166,683
Other levies	713,530	693,266
Total	$8,346,523	$1,921,455

Tax Rate Reconciliation

Our effective tax rates were approximately 21.5% and 23.3% for the nine months ended March 31, 2015 and 2014, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the nine months ended March 31, 2015 and 2014, for the following reasons:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

March 31, 2015
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$35,092,679		(5,489,206)		$29,603,473

Expected income tax expense (benefit)	8,773,170	25.0%	(1,866,330)	34.0%	6,906,840
High-tech income benefits on Jinong	(2,275,985)	(6.5)%	-	-	(2,275,985)
Losses from subsidiaries in which no benefit is recognized	(124,425)	(0.4)%	-	-	(124,425)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,866,330	(34.0)%	1,866,330
Actual tax expense	$6,372,760	18.2%	$-	-%	$6,372,760	21.5%

March 31, 2014
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$35,186,323		$(7,472,676)		$27,713,647

Expected income tax expense (benefit)	8,796,581	25.0%	(2,540,710)	34.0%	6,255,871
High-tech income benefits on Jinong	(2,305,732)	(6.6)%	-	-	(2,305,732)
Losses from subsidiaries in which no benefit is recognized	(40,527)	(0.1)%	-	-	(40,527)
Change in valuation allowance on deferred tax asset from US tax benefit	-		2,540,710	(34.0)%	2,540,710
Actual tax expense	$6,450,322	18.3%	$-	- %	$6,450,322	23.3%

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On September 26, 2013, the Company issued 118,778 shares of common stock at the market price of $4.42 per share to Mr. Tao Li as the repayment for $200,000 he previously advanced to the Company and $325,000 for the unpaid compensation.

On September 28, 2013, the Company granted an aggregate of 1,750,000 shares of restricted stock under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) to certain executive officers, directors and employees. among which (i) 480,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 200,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 980,000 shares of restricted stock to 220 employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2014 for the CFO and the three independent directors, until March 31, 2015 for the CEO and until December 31, 2015 for the employees. The value of the restricted stock awards was $7,490,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards. As of March 31, 2015 the unamortized portion of the compensation expense was $823,728 which will be amortized to expense through December 15, 2015.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees, among which (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees. The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees. The value of the restricted stock awards was $3,675,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards. As of March 31, 2015 the unamortized portion of the compensation expense was $1,805,036 which will be amortized to expense through December 15, 2016.

The following table sets forth changes in compensation-related restricted stock awards during nine months ended March 31, 2015:

			Grant
			Date
		Fair Value	Fair
	Number of	of	Value
	Shares	Shares	Per share

Outstanding (unvested) as of June 30, 2014	1,714,000	3,104,759
Granted	1,750,000	3,675,000	$2.10
Forfeited	-	-
Vested	(1,463,500)	(4,150,995)
Outstanding (unvested) as of March 31, 2015	2,000,500	2,628,764

As of March 31, 2015, the unamortized expense related to the grant of restricted shares of common stock of $2,628,764 will be amortized into expense through December 31, 2016. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

During the year ended June 30, 2014, the Company issued 17,356 shares of common stock for consulting services valued at $65,535. The shares were valued at the market price on the date of issuance.

During the nine months ended March 31, 2015, the Company issued 97,082 shares of common stock for professional fees valued at $193,103.The shares were valued at the market price on the date of issuance.

In addition, during the nine months ended March 31, 2015, the Company issued 552,495 shares of common stock to its employees under the Company’s Employee Stock Purchase Plan (the “ESPP”) for cash of $1,246,746 and the Company sold 326,483 shares of common stock to its Chairman, Mr. Li, for cash proceeds of $626,847 under the ESPP.

Dividend

On October 1, 2014, the Company's Board of Directors declared a cash dividend of $0.10 per share to the Company's stockholders of common stock. The dividend payable represents a total payment to the stockholders of $3,296,156. The cash dividend of $2,161,904 was paid on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. Certain stockholders, including the Company’s Chairman, Mr. Li, elected to waive the dividend payment due to them and directed the Company to retain the funds for working capital purposes.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

As of March 31, 2015, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 11 – STOCK OPTIONS

There were no issuances of stock options during the nine months ended March 31, 2015.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2014	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, March 31, 2015	115,099	$14.66	$-

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

Vendor and Customer Concentration

There were three vendors from which the Company purchased 17.0%, 12.4% and 11.6% of its raw materials for the nine months ended March 31, 2015. Total purchase from these three venders amounted to $9,322,106 as of March 31, 2015.

There were two vendors from which the Company purchased 21.9% and 17.2% of its raw materials for the nine months ended

March 31, 2014. Total purchase from these two venders amounted to $21,559,360 as of March 31, 2014.

There was one customer that accounted over 28.0% of the total sales of fertilizer products as of nine months ended March 31,

2015 and there was no customer that accounted over 10% of the total sales of fertilizer products as of nine months ended March 31, 2014.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

NOTE 13 – SEGMENT REPORTING

As of March 31, 2015, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three months ended March 31,		Nine months ended March 31,
Revenues from unaffiliated customers:	2014	2013	2014	2013
Jinong	$33,289,393	$30,210,579	$98,946,251	$88,261,203
Gufeng	45,022,730	39,080,111	82,787,611	70,318,209
Yuxing	1,175,092	1,005,291	3,106,317	2,654,517
Consolidated	$79,487,215	$70,295,981	$184,840,179	$161,233,929

Operating income :
Jinong	$7,263,622	$5,487,505	$23,322,997	$23,924,484
Gufeng	6,999,283	6,355,545	12,126,494	12,059,529
Yuxing	125,021	111,507	535,592	218,049
Reconciling item (1)	-	-	-	-
Reconciling item (2)	(381,644)	(203,393)	(1,338,332)	(834,439)
Reconciling item (2)—stock compensation	(1,081,125)	(1,833,997)	(4,150,995)	(6,638,246)
Consolidated	$12,925,157	$9,917,167	$30,495,756	$28,729,377

Net income:
Jinong	$6,202,243	$4,658,433	$19,849,731	$20,317,816
Gufeng	5,048,243	4,419,560	8,223,840	8,142,956
Yuxing	128,397	168,523	646,347	275,229
Reconciling item (1)	80	5	122	9
Reconciling item (2)	(1,462,769)	(2,037,390)	(5,489,327)	(7,472,685)
Consolidated	$9,916,194	$7,209,131	$23,230,713	$21,263,325

Depreciation and Amortization:
Jinong	$10,831,046	$6,333,478	$32,319,450	$19,808,803
Gufeng	840,225	924,689	2,539,935	2,521,225
Yuxing	349,952	336,211	1,043,518	997,536
Consolidated	$12,021,223	$7,594,378	$35,902,903	$23,327,564

Interest expense:
Gufeng	363,958	472,104	1,179,617	1,009,528
Consolidated	$363,958	$472,104	$1,179,617	$1,009,528

Capital Expenditure:
Jinong	$9,893	$143,874	$9,232,410	$65,028,679
Gufeng	544	70,257	13,578	81,036
Yuxing	27,630	10,974	397,823	982,591
Consolidated	$38,067	$225,105	$9,643,811	$66,092,306

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

	As of March 31,	As of June 30,
	2015	2014
Identifiable assets:
Jinong	$218,047,068	$195,331,283
Gufeng	165,593,590	153,655,110
Yuxing	44,525,538	44,003,970
Reconciling item (1)	445,747	123,753
Reconciling item (2)	(2,770)	(3,906)
Consolidated	$428,609,173	$393,110,210

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 14- COMMITMENTS AND CONTINGENCIES

On June 29, 2014, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of $4,000 (RMB 24,480).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $483 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $40,347 and $35,758 as rent expenses for the nine months ended March 31, 2015 and 2014, respectively. Rent expenses for the next five years ended March 31, are as follows:

Years ending March 31,
2016	$53,800
2017	17,800
2018	5,800
2019	5,800
2020	5,800

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

As a result of these contractual arrangements, Green Nevada is able to exercise control over Yuxing and was entitled to substantially all of the economic benefits of Yuxing through its subsidiary, Jinong. Therefore, Green Nevada consolidates Yuxing in accordance with ASC 810-10 (“Consolidation of Variable Interest Entities”) since the date of the VIE Agreements.

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of March 31, 2015 and June 30, 2014:

	March 31,	June 30,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$130,530	$102,777
Accounts receivable, net	150,784	61,248
Inventories	17,360,979	16,538,621
Other current assets	79,048	12,745
Advances to suppliers	49,554	53,168
Total Current Assets	17,770,895	16,768,559

Plant, Property and Equipment, Net	16,062,792	16,450,206
Construction In Progress	68,795	48,883
Intangible Assets, Net	10,623,056	10,736,322
Total Assets	$44,525,538	$44,003,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$150,297	$739,526
Accrued expenses and other payables	197,803	3,086
Amount due to related parties	43,408,500	43,142,280
Total Current Liabilities	43,756,600	43,884,892

Stockholders' equity	768,938	119,078

Total Liabilities and Stockholders' Equity	$44,525,538	$44,003,970

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenue	$1,175,092	$1,005,291	$3,106,317	$2,654,517
Expenses	1,046,695	836,768	2,459,970	2,379,288
Net income	$128,397	$168,523	$646,347	$275,229

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

Fertilizer Products

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.5% and 98.6% of our total revenues for the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had developed and produced a total of 453 different fertilizer products in use, of which 121 were developed and produced by Jinong and 332 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended March 31,		Change 2014 to 2015
	2015	2014	Amount	%
	(metric tons)
Jinong	15,147	14,719	428	2.9%
Gufeng	103,135	93,687	9,448	10.5%
	118,282	108,406	9,876	9.1%

	Three Months Ended March 31,
	2015	2014
	(revenue per ton)
Jinong	$2,198	$2,052
Gufeng	437	417

	Nine Months Ended March 31,		Change 2014 to 2015
	2015	2014	Amount	%
	(metric tons)
Jinong	60,374	48,101	12,273	25.5%
Gufeng	179,291	161,630	17,661	10.9%
	239,665	209,731	29,934	14.3%

	Nine Months Ended March 31,
	2015	2014
	(revenue per ton)
Jinong	$1,639	$1,835
Gufeng?	462	435

For the three months ended March 31, 2015, we sold approximately 118,282 metric tons of fertilizer products, as compared to 108,406 metric tons for the three months ended March 31, 2014. For the three months ended March 31, 2015, Jinong sold approximately 15,147 metric tons of fertilizer products, as compared to 14,719 metric tons for the three months ended March 31, 2014. This increase was mainly attributable to the greater sales of humic acid fertilizer products during this period as a result of the increased number of our distributors and our marketing efforts. For the three months ended March 31, 2015, Gufeng sold approximately 103,135 metric tons of fertilizer products, as compared to 93,687 metric tons for the three months ended March 31, 2014.  The increase was mainly due to the large amount sales to China National Agricultural Means of Production Group Corporation ("Sino-agri Group") during the last three months compared with the same period last year.

For the nine months ended March 31, 2015, we sold approximately 239,665 metric tons of fertilizer products, as compared to 209,731 metric tons for the nine months ended March 31, 2014. For the nine months ended March 31, 2015, Jinong sold approximately 60,374 metric tons of fertilizer products, as compared to 48,101 metric tons for the nine months ended March 31, 2014. This increase was mainly attributable to the greater sales of humic acid fertilizer products during this period as a result of the increased number of our distributors and our marketing efforts. For the nine months ended March 31, 2015, Gufeng sold approximately 179,291 metric tons of fertilizer products, as compared to 161,630 metric tons for the nine months ended March 31, 2014.  The increase was mainly due to the large amount sales to Sino-agri Group during the last nine months compared with the same period last year.

Our sales of fertilizer products to five provinces accounted for approximately 54.8% of our fertilizer revenue for the three months ended March 31, 2015.   Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Beijing (28.3%), Shaanxi (8.0%), Hebei (6.6%), Guangdong (6.5%), and Heilongjiang (5.4%).

As of March 31, 2015, we had a total of 1,256 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 978 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.4% of its fertilizer revenues for the three months ended March 31, 2015. Gufeng had 278 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 75.3% of its revenues for the three months ended March 31, 2015.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 95.6% of our agricultural products revenue for the three months ended March 31, 2015 were Shaanxi (92.0%), Sichuan (1.4%), and Gansu (2.2%).

Recent Developments

New Products

During the three months ended March 31, 2015, Jinong launched one new fertilizer product. Jinong’s new products generated approximately $7,224, or 0.02% of Jinong’s fertilizer revenue for the three months ended March 31, 2015. Jinong added six new distributors for the three months ended March 31, 2015. Jinong’s new distributors accounted for approximately $236,068, or 0.7% of Jinong’s fertilizer revenue for the three months ended March 31, 2015.

During the three months ended March 31, 2015, Gufeng added seven new distributors, which accounted for approximately $768,668, or 1.7%, of Gufeng’s fertilizer revenue.

Business Development

Cooperation with Sino-agri Group

During the quarter ended December 31, 2014, the Company's wholly-owned subsidiaries organized under the laws of the PRC, Gufeng and Jinong, both entered into a strategic cooperation agreement with Sino-agri Mining Resource Exploration Co., Ltd. ("Sino-agri"), a key subsidiary of Sino-agri Group, respectively.

Sino-agri Group is a nationwide large-scale enterprise group that integrates production, circulation and service as well as specializes in the agricultural means of production, such as chemical fertilizers, pesticides, seeds, agricultural machinery & implements, etc. It is an enterprise with the corresponding level of the All China Federation of Supply and Marketing Cooperatives and an exclusively-invested enterprise of China CO-OP Group (http://www.chinacoop.coop/English/About%20China%20co-ops), which have the total assets of RMB30 billion, sales revenue of more than RMB72 billion, and the sales volume of more than 25 million tons for the agricultural materials. (For more information, please visit:  http://english.sino-agri.com/show.php?id=10).

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

To accomplish the sales goals of the agreement, Sino-agri and Gufeng are committed to strengthen the production and marketing of Gufeng Fertilizers comprehensively. Specifically, Gufeng will team up with Sino-agri to secure raw materials supplies by leveraging Sino-agri's global access to related raw materials. With that, Gufeng will deliver Sino-agri customized Gufeng Fertilizers upon the orders from Sino-agri's heterogeneous customers. In the next three-year period, Gufeng will be able to tap needed financial credit facilities from Sino-agri to fill the Sino-agri orders. In addition to Gufeng Fertilizers, Gufeng is committed to offer product support for Sino-agri's clients. The support includes, but not limit to, soil testing, fertilizer comparison and testing, as well as fertilizer solutions. In parallel, Sino-agri will give priority to purchase Gufeng Fertilizer to replenish its compound fertilizer inventory.

The objective of the strategic cooperation agreement between Sino-argi and Jinong is to require both parties to achieve the following sales goals in the next three years: Sino-agri Group sells 10,000 metric tons high-concentrated fertilizer produced by Jinong in the calendar year of 2015; 20,000 metric tons in 2016 and 50,000 metric tons in 2017.

The mission under the agreement is to establish a long-term strategic partnership that is mutually beneficial to both parties. To take advantage of Sino-agri Group's state-owned advantage in fertilizer distribution both domestic and overseas, Jinong will work with Sino-agri Group to improve Jinong's supply chain management in the procurement of raw material, and the sale of concentrated fertilizer products. Specifically, Sino-agri Group will provide quality raw materials and favorite lead time to Jinong. In return, Jinong will deliver to Sino-agri quality concentrated fertilizer at fair market price. In addition, Sino-agri Group will offer large support of working capital and investment to Jinong if Jinong needs liquidity and capital investment to expand production. In the meantime, Jinong concentrates on differentiating the market demand for Sino-agri and will customize corresponding product development and production process respectively.

We are very excited for having entered this partnership with Sino-agri, and the result is satisfactory Sino-agri has purchased a total of at $21,930,000 fertilizer products during the last three months ended March 31, 2015, which accounted for 28.0% of the total sales of fertilizer products from Company. We believe our partnership with Sino-agri will be extraordinary These agreements are win-win showcases between us and the large state-owned enterprise in China.

Cooperation with 900LH.com

As of the date of this report, the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) has entered into an agreement to jointly build an “Agricultural Comprehensive Development Base Project” (the “Project”) with the Shiquan County Government in China. The total investment on the Project is expected to be three billion RMB (about 480 million USD).

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

A New Business Model

The Company has made progress on its proprietary online sales platform of agriculture basic materials. Distributors of the Company will be able to set up stores on the platform to sell the Company’s products and other types of products such as pesticides and seeds they distribute for various manufacturers.  The Company will compensate the distributors for their online sales performance of the Company's products accordingly.  The platform began operating in March 2015.

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

	For the Three Months Ended March 31,
	2015	2014	change $	change %
Sales
Jinong	$33,289,393	$30,210,579	$3,078,814	10.2%
Gufeng	45,022,730	39,080,111	5,942,619	15.2%
Yuxing	1,175,092	1,005,291	169,801	16.9%
Net sales	79,487,215	70,295,981	9,191,234	13.1%
Cost of goods sold
Jinong	13,623,964	12,174,848	1,449,116	11.9%
Gufeng	36,814,676	31,258,885	5,555,791	17.8%
Yuxing	858,058	701,533	156,525	22.3%
Cost of goods sold	51,296,698	44,135,266	7,161,432	16.2%
Gross profit	28,190,517	26,160,715	2,029,802	7.8%
Operating expenses
Selling expenses	2,054,025	932,594	1,121,431	120.2%
Selling expenses - amortization of deferred asset	10,604,586	10,188,098	416,488	4.1%
General and administrative expenses	2,606,749	3,463,127	(856,378)	-24.7%
Impairment of assets	0	1,659,729	(1,659,729)	-100.0%
Total operating expenses	15,265,360	16,243,548	(978,188)	-6.0%
Income from operations	12,925,157	9,917,167	3,007,990	30.3%
Other income (expense)
Other income (expense)	10,651	65,563	(54,912)	-83.8%
Interest income	161,625	37,587	124,038	330.0%
Interest expense	(363,958)	(472,104)	108,146	-22.9%
Total other income (expense)	(191,682)	(368,954)	177,272	-48.0%
Income before income taxes	12,733,475	9,548,213	3,185,262	33.4%
Provision for income taxes	2,817,281	2,339,082	478,199	20.4%
Net income	9,916,194	7,209,131	2,707,063	37.6%
Other comprehensive income
Foreign currency translation gain	1,534,901	(2,838,362)	4,373,263	-154.1%
Comprehensive income	$11,451,095	$4,370,769	$7,080,326	162.0%

Basic weighted average shares outstanding	34,783,456	31,825,562	2,957,894	9.3%
Basic net earnings per share	$0.29	$0.23	$0.06	25.9%
Diluted weighted average shares outstanding	34,783,456	31,825,562	2,957,894	9.3%
Diluted net earnings per share	$0.29	$0.23	$0.06	25.9%

Net Sales

Total net sales for the three months ended March 31, 2015 were $79,487,215, an increase of $9,191,234, or 13.1%, from $70,295,981 for the three months ended March 31, 2014. This increase was due to an increase in Gufeng’s and Jinong’s net sales.

For the three months ended March 31, 2015, Jinong’s net sales increased $3,078,813, or 10.2%, to $33,289,392 from $30,210,579 for the three months ended March 31, 2014. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers with a higher unit price during this period as a result of our aggressive marketing strategy and the increased number of our distributors.

For the three months ended March 31, 2015, net sales at Gufeng were $45,022,731, an increase of $5,942,620, or 15.2% from $39,080,111 for the three months ended March 31, 2014. The increase was mainly attributable to Gufeng’s expanded marketing promotion strategy, especially one large amount sale to Sino-agri Group during the last three months.

For the three months ended March 31, 2015, Yuxing’s net sales were $1,175,092, an increase of $169,801 or 16.9%, from $1,005,291 during the three months ended March 31, 2014. The increase was mainly attributable to the increase in market demand on Yuxing’s top grade flowers during the last three months.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2015 was $51,296,698, an increase of $7,161,432, or 16.2%, from $44,135,266 for the three months ended March 31, 2014. This increase was mainly due to the 13.1% increase in net sales.

Cost of goods sold by Jinong for the three months ended March 31, 2015 was $13,623,964, an increase of $1,449,116, or 11.9%, from $12,174,848 for the three months ended March 31, 2014. The increase in cost of goods was primarily attributable to Jinong’s higher net sales.

Cost of goods sold by Gufeng for the three months ended March 31, 2015 was $36,814,676, an increase of $5,555,791, or 17.8%, from $31,258,885 for the three months ended March 31, 2014. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For the three months ended March 31, 2015, cost of goods sold by Yuxing was $858,058, an increase of $156,525, or 22.3%, from $701,533 for the three months ended March 31, 2014. This increase was mainly due to the increase in Yuxing’s net sales and raw materials costs.

Gross Profit

Total gross profit for the three months ended March 31, 2015 increased by $2,029,802 to $28,190,517, as compared to $26,160,715 for the three months ended March 31, 2014. Gross profit margin was 35.5% and 37.2% for the three months ended March 31, 2015 and 2014, respectively.

Gross profit generated by Jinong increased by $1,629,698, or 9.0%, to $19,655,429 for the three months ended March 31, 2015 from $18,035,731 for the three months ended March 31, 2014. Gross profit margin from Jinong’s sales was approximately 59.1% and 59.7% for the three months ended March 31, 2015 and 2014, respectively. The slight decrease in gross profit margin was mainly due to a small increase in product costs.

For the three months ended March 31, 2015, gross profit generated by Gufeng was $8,208,054, an increase of $386,828, or 4.9%, from $7,821,226 for the three months ended March 31, 2014. Gross profit margin from Gufeng’s sales was approximately 18.2% and 20.0% for the three months ended March 31, 2015 and 2014, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the three months ended March 31, 2015, gross profit generated by Yuxing was $317,034, an increase of $13,276, or 4.4% from $303,758 for the three months ended March 31, 2014.  The gross profit margin was approximately 27.0% and 30.2% for the three months ended March 31, 2015 and 2014, respectively. This decrease in gross profit margin was mainly due to an increase in the cost of raw materials for the three months ended March 31, 2015, compared to the same period in 2014.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $2,054,025, or 2.6%, of net sales for the three months ended March 31, 2015, as compared to $932,594 or 1.3% of net sales for the three months ended March 31, 2014, an increase of $1,121,431, or 120.2%. The selling expenses of Yuxing were $11,615 or 1.0% of Yuxing’s net sales for the three months ended March 31, 2015, as compared to $12,831, or 1.3% of Yuxing’s net sales for the three months ended March 31, 2014. The selling expenses of Gufeng were $435,347 or 1.0% of Gufeng’s net sales for the three months ended March 31, 2015, as compared to $518,400, or 1.3% of Gufeng’s net sales for the three months ended March 31, 2014. The selling expenses of Jinong for the three months ended March 31, 2015 were $1,607,063 or 4.8% of Jinong’s net sales, as compared to selling expenses of $401,362, or 1.3% of Jinong’s net sales for the three months ended March 31, 2014. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $10,604,586, or 13.3%, of net sales for the three months ended March 31, 2015, as compared to $10,188,098 or 14.5% of net sales for the three months ended March 31, 2014, an increase of $416,488, or 4.1%. This increase was due to the increased amortization of the deferred tax assets for the three months ended March 31, 2015 related to our business strategy implemented since December 2013 that assists distributors in certain marketing efforts and develops standard stores to expand our competitive advantages and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $2,606,749, or 3.3% of net sales for the three months ended March 31, 2015, as compared to $3,463,127, or 4.9%, of net sales for the three months ended March 31, 2014, a decrease of $856,378, or 24.7%. The decrease in general and administrative expenses was mainly due to the related expenses in the stock compensation awarded to the employees which amounted to $1,081,125 for the three months ended March 31, 2015 as compared to $1,833,997 for the three months ended March 31, 2014.

Impairment of assets

During the quarter ended March 31, 2014, we determined that the fair value of the Jintai’s assets held for sale less disposal costs was less than the carrying amounts of the assets and took an impairment charge of $1,659,729. The carrying value of the assets held for sale at March 31, 2014 was reduced to $10,060,219 which is fair value less disposal costs. There was no such impairment charge during the three months ended March 31, 2015.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the three months ended March 31, 2015 was $191,682, as compared to $368,954 for the three months ended March 31, 2014, a decrease of $177,272, or 48.0%, Other income during the three months ended March 31, 2015 was $10,651, as compared to $65,563 during the three months ended March 31, 2014; a decrease of $54,912 or 83.8%. Interest income during the three months ended March 31, 2015 was $161,625, as compared to $37,587 during the three months ended March 31, 2014, an increase of $124,038 or 330.0%. This increase was due to the increased deposit in the banks as a result of our increased net income. Interest expenses during the three months ended March 31, 2015 was $363,958, as compared to $472,104 during the three months ended March 31, 2014, a decrease of $108,146 or 22.9%. This decrease is due to a lesser amount of short term loans outstanding in 2015 as compared to 2014.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,119,876 for the three months ended March 31, 2015, as compared to $849,003 for the three months ended March 31, 2014, an increase of $270,873, or 31.9%. The increase was mainly due to Jinong’s higher net income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,697,405 for the three months ended March 31, 2015, as compared to $1,490,079 for the three months ended March 31, 2014, an increase of $207,326, or 13.9%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the three months ended March 31, 2015 as a result of being exempted from paying income tax due to the fact its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended March 31, 2015 was $9,916,194, an increase of $2,707,063, or 37.6%, compared to $7,209,131 for the three months ended March 31, 2014. The increase was attributable to the increase in sales offset lower general and administrative expenses and no impairment of assets in the quarter ended March 31, 2015. Net income as a percentage of total net sales was approximately 12.5% and 10.3% for the three months ended March 31, 2015 and 2014, respectively.

Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

	For the Nine Months Ended March 31,
	2015	2014	change $	change %
Sales
Jinong	$98,946,251	$88,261,203	$10,685,048	12.1%
Gufeng	82,787,611	70,318,209	12,469,402	17.7%
Yuxing	3,106,317	2,654,517	451,800	17.0%
Net sales	184,840,179	161,233,929	23,606,250	14.6%
Cost of goods sold
Jinong	39,318,627	37,013,941	2,304,686	6.2%
Gufeng	67,448,840	54,759,629	12,689,211	23.2%
Yuxing	2,298,767	1,978,441	320,326	16.2%
Cost of goods sold	109,066,234	93,752,011	15,314,223	16.3%
Gross profit	75,773,945	67,481,918	8,292,027	12.3%
Operating expenses
Selling expenses	4,770,727	2,145,231	2,625,496	122.4%
Selling expenses - amortization of deferred asset	31,587,102	23,578,746	8,008,356	34.0%
General and administrative expenses	8,920,360	11,368,835	(2,448,475)	-21.5%
Impairment of assets	0	1,659,729	(1,659,729)	-100.0%
Total operating expenses	45,278,189	38,752,541	6,525,648	16.8%
Income from operations	30,495,756	28,729,377	1,766,379	6.1%
Other income (expense)
Other income (expense)	57,355	(120,877)	178,232	-147.4%
Interest income	229,979	114,675	115,304	100.5%
Interest expense	(1,179,617)	(1,009,528)	(170,089)	16.8%
Total other income (expense)	(892,283)	(1,015,730)	123,447	-12.2%
Income before income taxes	29,603,473	27,713,647	1,889,826	6.8%
Provision for income taxes	6,372,760	6,450,322	(77,562)	-1.2%
Net income	23,230,713	21,263,325	1,967,388	9.3%
Other comprehensive income
Foreign currency translation gain	2,161,055	803,434	1,357,621	169.0%
Comprehensive income	$25,391,768	$22,066,759	$3,325,009	15.1%

Basic weighted average shares outstanding	33,471,214	31,201,076	2,270,138	7.3%
Basic net earnings per share	$0.69	$0.68	$0.01	1.8%
Diluted weighted average shares outstanding	33,471,214	31,201,076	2,270,138	7.3%
Diluted net earnings per share	$0.69	$0.68	$0.01	1.8%

Net Sales

Total net sales for the nine months ended March 31, 2015 were $184,840,179, an increase of $23,606,250 or 14.6%, from $161,233,929 for the nine months ended March 31, 2014. This increase was largely due to the increase in Jinong’s and Gufeng’s net sales.

For the nine months ended March 31, 2015, Jinong’s net sales increased $10,685,047, or 12.1%, to $98,946,250 from $88,261,203 for the nine months ended March 31, 2014. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of the increased number of our distributors and our marketing efforts.

For the nine months ended March 31, 2015, net sales at Gufeng were $82,787,612, an increase of $12,469,403, or 17.7%, from $70,318,209 for the nine months ended March 31, 2014. The increase was mainly attributable to Gufeng’s expanded marketing promotion strategy, especially one large amount sale to Sino-agri Group during the last nine months.

For the nine months ended March 31, 2015, Yuxing’s net sales were $3,106,317, an increase of $451,800, or 17.0%, from $2,654,517 during the nine months ended March 31, 2014. The increase was mainly due to the increase in sales demand on Yuxing’s top-grade flowers during the last three months.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2015 was $109,066,234, an increase of $15,314,223, or 16.3%, from $93,752,011 for the nine months ended March 31, 2014. This increase was mainly due to the 14.6% increase in net sales.

Cost of goods sold by Jinong for the nine months ended March 31, 2015 was $39,318,627, an increase of $2,304,686, or 6.2%, from $37,013,941 for the nine months ended March 31, 2014. Although Jinong lowered the product costs for the mix of products being sold, the increase was primarily attributable to its higher net sales.

Cost of goods sold by Gufeng for the nine months ended March 31, 2015 was $67,448,840, an increase of $12,689,211, or 23.2%, from $54,759,629 for the nine months ended March 31, 2014. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For the nine months ended March 31, 2015, cost of goods sold by Yuxing was $2,298,767, an increase of $320,326, or 16.2%, from $1,978,441 for the nine months ended March 31, 2014. This increase was mainly due to the 17.0% increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the nine months ended March 31, 2015 increased by $8,292,027 to $75,773,945, as compared to $67,481,918 for the nine months ended March 31, 2014. Gross profit margin was 41.0% and 41.9% for the nine months ended March 31, 2015 and 2014, respectively.

Gross profit generated by Jinong increased by $8,380,362, or 16.4%, to $59,627,624 for the nine months ended March 31, 2015 from $51,247,262 for the nine months ended March 31, 2014. Gross profit margin from Jinong’s sales was approximately 60.3% and 58.1% for the nine months ended March 31, 2015 and 2014, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales in Jinong’s total sales due to Jinong’s sales strategy. Jinong has adjusted its production process to focus on producing the high-margin liquid fertilizer during the last nine months.

For the nine months ended March 31, 2015, gross profit generated by Gufeng was $15,338,771, a decrease of $219,809, or 1.4%, from $15,558,580 for the nine months ended March 31, 2014. Gross profit margin from Gufeng’s sales was approximately 18.5% and 22.1% for the nine months ended March 31, 2015 and 2014, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the nine months ended March 31, 2015, gross profit generated by Yuxing was $807,550, an increase of $131,474, or 19.4% from $676,076 for the nine months ended March 31, 2014.  The gross profit margin was approximately 26.0% and 25.5% for the nine months ended March 31, 2015 and 2014, respectively. This slight increase in gross profit percentage was mainly due to the increase in price of the flowers Yuxing sold during the nine months ended March 31, 2015, compared to the same period in 2014.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $4,770,727, or 2.6%, of net sales for the nine months ended March 31, 2015, as compared to $2,145,231 or 1.3% of net sales for the nine months ended March 31, 2014, an increase of $2,625,496, or 122.4%. The selling expenses of Yuxing were $32,688 or 1.1% of Yuxing’s net sales for the nine months ended March 31, 2015, as compared to $38,598, or 1.5% of Yuxing’s net sales for the nine months ended March 31, 2014.The selling expenses of Gufeng were $849,813 or 1.0% of Gufeng’s net sales for the nine months ended March 31, 2015, as compared to $986,548, or 1.4% of Gufeng’s net sales for the nine months ended March 31, 2014. The selling expenses of Jinong for the nine months ended March 31, 2015 were $3,888,226 or 3.9% of Jinong’s net sales, as compared to selling expenses of $1,120,085, or 1.3% of Jinong’s net sales for the nine months ended March 31, 2014. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $31,587,102, or 17.1%, of net sales for the nine months ended March 31, 2015, as compared to $23,578,746 or 14.6% of net sales for the nine months ended March 31, 2014, an increase of $8,008,356, or 34.0%. This increase was due to the increased amortization of the deferred tax assets for the nine months ended March 31, 2015 related to our business strategy implemented since the first quarter of fiscal year of 2014 that assists distributors in certain marketing efforts and develops standard stores to expand our competitive advantages and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $8,920,360, or 4.8% of net sales for the nine months ended March 31, 2015, as compared to $11,368,835, or 7.1%, of net sales for the nine months ended March 31, 2014, a decrease of $2,448,475, or 21.5%. The decrease in general and administrative expenses was mainly due to the related expenses in the stock compensation awarded to the employees which amounted to $4,150,995 for the nine months ended March 31, 2015 as compared to $6,638,246 for the nine months ended March 31, 2014.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the nine months ended March 31, 2015 was $892,283, as compared to $1,015,730 for the nine months ended March 31, 2014, a decrease of $123,447, or 12.2%. Other income during the nine months ended March 31, 2015 was $57,355, as compared to other expense of $120,877 during the nine months ended March 31, 2014; an increase of $178,232 or 147.4%. Interest income during the nine months ended March 31, 2015 was $229,979, as compared to $114,675 during the nine months ended March 31, 2014, an increase of $115,304 or 100.5%. This increase was due to the increased deposit in the banks as a result of our increased net income. Interest expenses during the nine months ended March 31, 2015 was $1,179,617, as compared to $1,009,528 during the nine months ended March 31, 2014, an increase of $170,089 or 16.8%. This increase is due to a more of short term loans outstanding in 2015 as compared to 2014.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $3,581,931 for the nine months ended March 31, 2015, as compared to $3,698,296 for the nine months ended March 31, 2014, a decrease of $116,365, or 3.1% due to Jinong’s decreased net income.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $2,790,829 for the nine months ended March 31, 2015, as compared to $2,752,026 for the nine months ended March 31, 2014, an increase of $38,803, or 1.4% which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the nine months ended March 31, 2015 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the nine months ended March 31, 2015 was $23,230,713, an increase of $1,967,388, or 9.3%, compared to $21,263,325 for the nine months ended March 31, 2014. The increase was attributable to the increase in net sales offset by an increase in selling expenses and selling expenses – amortization of deferred asset. Net income as a percentage of total net sales was approximately 12.6% and 13.2% for the nine months ended March 31, 2015 and 2014, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2015, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales. Jintai is in its final migrating process into Yuxing which expected to complete by the next quarter.

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

For Jinong, the net income decreased by $468,085 or 2.3% to $19,849,731 for the nine months ended March 31, 2015 from $20,317,816 for the nine months ended March 31, 2014.

For Gufeng, the net income increased by $80,884 or 1.0% to $8,223,840 for the nine months ended March 31, 2015 from $8,142,956 for the nine months ended March 31, 2014.

For Yuxing, the net income increased by $371,118 or 134.8% to $646,347 for the nine months ended March 31, 2015 from $275,229 for the nine months ended March 31, 2014. The increase was mainly due to the decrease in its general and administrative expenses as a result of Yuxing’s more cost-control measures taken for the nine months ended March 31, 2015, compare to the same period a year before.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2015, cash and cash equivalents were $74,785,851, an increase of $47,895,530, or 178.1%, from $26,890,321 as of June 30, 2014.

On January 30, 2015, we paid $2,161,904 on dividend previously announced on October 1, 2014 to our stockholders of common stock on the record date of October 31, 2014. Certain stockholders, including the Company’s Chairman, Mr. Li, elected to waive the dividend payment due to them and directed the Company to retain the funds for working capital purposes.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$57,917,370	$1,281,974
Net cash used in investing activities	(7,675,141)	(66,092,306)
Net cash provided by (used in) financing activities	(2,689,731)	13,212,900
Effect of exchange rate change on cash and cash equivalents	343,032	453,302
Net increase (decrease) in cash and cash equivalents	47,895,530	(51,144,130)
Cash and cash equivalents, beginning balance	26,890,321	75,031,489
Cash and cash equivalents, ending balance	$74,785,851	$23,887,359

Operating Activities

Net cash provided in operating activities was $57,917,370 for the nine months ended March 31, 2015, an increase of $56,635,396 compared to $1,281,974 for the nine months ended March 31, 2014. The increase was mainly attributable to the decrease in accounts receivable and advances to suppliers, increase in account payable and an increase in depreciation and amortization, offset by an increase in inventories and a decrease in customer deposits during the nine months ended March 31, 2015 as compared to the same period in 2014.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2015 was $7,675,141, a decrease of $58,417,165, or 88.4% from $66,092,306 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, Jinong assisted its distributors in marketing to expand its competitive product advantage and market share by advancing them $9,228,043 during the nine months ended March 31, 2015 compared to $64,964,848 during the nine months ended March 31, 2014.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2015 was $2,689,731, a decrease of $15,902,631 or 120.4% compared to cash provided by financing activities of $13,212,900 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, we received $19,702,970 from the proceeds from loans and repaid loans of $22,403,790 compared to $28,633,885 of proceeds and $15,870,985 repayments during the nine months ended March 31, 2014.  In addition, during the nine months ended March 31, 2015, we sold 552,495 shares of our common stock for proceeds of $1,245,746 to our employees under our employee stock purchase plan and received $626,847 from the sale of 326,483 shares of our common stock to our Chairman, Mr. Li.  In addition, we paid $2,161,904 cash dividend during the nine months ended March 31, 2015.

As of March 31, 2015 and June 30, 2014, our loans payable were as follows:

	March 31, 2015	June 30, 2014
Short term loans payable:	$21,438,080	$24,002,720
Total	$21,438,080	$24,002,720

Accounts Receivable

We had accounts receivable of $71,832,200 as of March 31, 2015, as compared to $88,781,608 as of June 30, 2014, a decrease of $16,949,408 or 19.1%, which is mainly attributable to Gufeng. As of March 31, 2015, Gufeng had accounts receivable of $1,118,448, a decrease of $17,538,710, or 94.0%, comparing to $18,657,158 as of June 30, 2014. The decrease is mainly due to a number of large clients paid up their account payable to Gufeng during the last nine months.

Allowance for doubtful accounts in accounts receivable for the nine months ended March 31, 2015 was $285,077, an increase of $47,483 or 20.0% from $237,594 as of June 30, 2014. The allowance for doubtful accounts as a percentage of accounts receivable was 0.40% as of March 31, 2015 and 0.27% as of June 30, 2014.

Deferred assets

We had deferred assets of $61,740,441 as of March 31, 2015, as compared to $83,680,425 as of June 30, 2014. We have been assisting our distributors in certain marketing efforts and developing standard stores to enhance our competitive advantages and market shares since December 31, 2013. Based on the cooperation agreement, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from the distributors.

Inventories

We had an inventory of $123,627,598 as of March 31, 2015, as compared to $75,486,898 as of June 30, 2014, an increase of $48,140,700, or 63.8%. The increase is mainly due to Gufeng’s $105,125,704 inventory as of March 31, 2015. Such seasonal increase was largely attributable to the preparatory replenishment of raw material at a lower price for the expected large production of fertilizer in the incoming winter to meet the anticipated large orders, as well as the accumulation of finished fertilizer products in expecting a huge demand in the near future.

Advances to Suppliers

We had advances to suppliers of $16,156,459 as of March 31, 2015 as compared to $32,630,865 as of June 30, 2014, representing a decrease of $16,474,406 or 50.5%.The decrease in the amount of advances to suppliers is a result of Gufeng’s higher inventory level. Gufeng’s compound fertilizer business is seasonal, which may result in carrying significant amounts of inventory and seasonal variations in working capital. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $4,339,791 as of March 31, 2015 as compared to $3,378,248 as of June 30, 2014, representing an increase of $961,543, or 28.5%. The increase was primarily due to the increase in Gufeng’s account payable from $1,296,965 as of June 30, 2014 to $2,773,334 as of March 31, 2015.

Unearned Revenue (Customer Deposits)

We had unearned revenue of $26,108,848 as of March 31, 2015 as compared to $25,700,586 as of June 30, 2014, representing an increase of $408,262, or 1.6%.  We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the cooperation agreement, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization the contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from the distributors.

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

As of March 31, 2015, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in the RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2015, our accumulated other comprehensive income was $25.4 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2015 and June 30, 2014 was $21.4 million and $24.0 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2015. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4.    Controls and Procedures

(a)        Evaluation of disclosure controls and procedures

At the conclusion of the period ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b)        Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.   Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: May 11, 2015	By:	/s/ Tao Li
Name: Tao Li
Title: President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2015	By:	/s/ Ken Ren
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

