Form 10-K
period 2015-06-30
China Green Agriculture, Inc.
filed 2015-09-17
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Xi’an, Shaanxi province, PRC 710065 (Address of Principal Executive Offices, Including Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,876,967.04 as of December 31, 2014, based on the closing price $1.52 of the Company’s common stock on such date.

The number of outstanding shares of the registrant's common stock on September 15, 2015 was 35,928,413.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2015

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

Fertilizer business was our main business which produced approximately $259,030,774, $229,917,266, and $213,500,436, or 98.4%, 98.4 % and 98.4% of our total revenues for the years ended June 30, 2015, 2014 and 2013, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2015.

As of June 30, 2015, we sold our products through a network of 1,292 regional distributors covering 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for an approximately 37.0% of our fertilizer revenues for the fiscal year ended June 30, 2015, of which Sino-agri Holding Company Limited accounted for 24.7% of the total fertilizer revenues.

As of June 30, 2015, we developed 459 different fertilizer products. We conduct our research and development activities through Yuxing, Jinong’s VIE, which tests new fertilizers and grow high quality flowers, vegetables and seedlings for commercial sale. However, as reported in our previous annual and quarterly reports, we started to relocate Jintai to the facilities of Yuxing due to the deteriorated surrounding environment that caused the death and obsolescence to a large amount of Jintai’s flowers and seedlings. As a result, Jintai has not been in operation since March 1, 2012, when the relocation commenced. The relocation and the affiliated process such as the deregistration of Jintai are completed as of June 30, 2015.

During the fiscal years ended June 30, 2015, 2014 and 2013, our revenues were $263,354,288, $233,402,088 and $216,897,956, respectively, and our net income was $31,445,126, $25,514,695 and $44,774,048, respectively.

Recent Developments

 Cooperation with Sino-agri Group

In October, 2014, the Company's wholly-owned subsidiaries organized under the laws of the PRC, Gufeng and Jinong, both entered into a strategic cooperation agreement with Sino-agri Mining Resource Exploration Co., Ltd. ("Sino-agri"), a key subsidiary of Sino-agri Group.

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

To accomplish the sales goals of the agreement, Sino-agri and Gufeng are committed to strengthen the production and marketing of Gufeng Fertilizers comprehensively. Specifically, Gufeng will team up with Sino-agri to secure raw materials supplies by leveraging Sino-agri's global access to related raw materials. With that, Gufeng will deliver Sino-agri customized Gufeng Fertilizers upon the orders from Sino-agri's heterogeneous customers. In the next three-year period, Gufeng will be able to tap needed financial credit facilities from Sino-agri to fill the Sino-agri orders. In addition to Gufeng Fertilizers, Gufeng is committed to offer product support for Sino-agri's clients which includes, but not limit to, soil testing, fertilizer comparison and testing, as well as fertilizer solutions. In parallel, Sino-agri will give priority to purchase Gufeng Fertilizer to replenish its compound fertilizer inventory.

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

We are very excited for having entered this partnership with Sino-agri, and the result is satisfactory Sino-agri has purchased a total of at $63,818,569 fertilizer products during the year ended June 30, 2015, which accounted for 24.5% of the total sales of fertilizer products from Company. We believe our partnership with Sino-agri will be extraordinary. These agreements are win-win showcases between us and the large state-owned enterprise in China.

Cooperation with 900LH.com

The Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) has entered into an agreement to jointly build an “Agricultural Comprehensive Development Base Project” (the “Project”) with the Shiquan County Government in Chinaon January 16, 2015. The total investment on the Project is expected to be three billion RMB (about 480 million USD). 900LH.com is a subsidiary of Xi'an Techteam Investment Holding (Group) Co., Ltd, ("Techteam Investment"). Techteam Investment is a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company. 900LH.com focuses on the production and sales of high-end organic agricultural products. It has contracted with more than 200 planting and breeding bases globally and prefers to utilize and promote the Company's fertilizers. The scope of the Project includes the development of Panlong Valley farm of 900LH.com, where the Company showcases its products. Panlong Valley is located at Shiquan County, Shaanxi Province, 150 miles southwest of Xi'an.

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

Our current corporate structure is set forth in the following diagram:

Industry Analysis

Fertilizer Market in China

Influenced by the sluggish demand in domestic and international fertilizer market, China’s fertilizer market is in downturn during this year. In terms of production, the output of fertilizer will reach another record high during the Fiscal Year 2015. However, large inventory of fertilizer guarantee no profits. The prices of raw material move down, so the price of fertilizer is hard to rise; in terms of domestic consumption, though grain price increased to some extent, the domestic consumption capacity is limited; as for export, international market is depressed continuously resulted from the declined export price. In this year, fertilizer industry is in downward trend as the profit is compressed again and the losses of enterprises are enlarged. Under the pressure of sluggish growth in fertilizer market, industrial restructuring, mergers and reorganization were frequently conducted in the industry, hence the number of enterprises continued to decline. At the same time, the production equipment and technological level was largely improved: coal-water slurry gasification technology, powdered coal pressure gasification technology, large sulfur-based compound fertilizer technology and beneficiation technology of mid-low grade phosphorite were widely used, while new fertilizer products such as slow controlled release fertilizer and microbial fertilizer has been rapidly developed and resulted in significant market expansion.

Start from 2014, China’s economy improved gradually. Since the risk of economic downturn still exists, the government has adopted various measures to maintain the growth and the Company needs structural adjustment and growth pattern transformation.

On the one hand, government’s support to agricultural production includes intensive agricultural investment, subsidies and minimum purchasing price raise for farm products. China has seen another bumper year of grain production, making 2013 the 10th year in a row of increase output, which supports fertilizer scale to remain high in 2015. The country has achieved 10 consecutive year of rising grain harvests since the founding of the People’s Republic of China in 1949. As the concentration of fertilizer industry is steadily improving, the influence on market from key enterprises have increased which helped to ease the weakened market volatility. On the other hand, the current oversupply problem is hard to relieve. Mechanism of Price reform for raw materials (such as coal, natural gas, sulfur phosphate ore, etc.) is accelerating, which casted pressure on production cost. Stricter export tariff policy is expected to last for long, and weak external economical situation may limit the operation and expansion of fertilizer enterprises in international market.

The interaction of the above factors complicated the situation in fertilizer market in 2015.The overall growth rate of this industry has continually slowed down and the market has fluctuated violently. The transformation for China’s fertilizer industry from quantitative growth pattern to qualitative growth pattern is irreversible. The centralization of production, high-end orientated product, service orientated marketing and market-oriented raw materials dominated the development in fertilizer market.

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

The “Green Food” Industry in the PRC

The rise of the PRC industry for food free from pollutants or harmful chemicals, or “green food”, raise the demand for organic fertilizers. “Green Food”, the certificate for agricultural products promoted by Chinese Government, positioned between ordinary agricultural food from common farming practice and the organic food has two levels: “AA Green Food” and “A Green Food”. The “AA Green Food” standard indicates or equals to that of organic agriculture. Since the market for organic agricultural products in China has huge potential, it is forecasted that the increase of organic agricultural products consumption in China will exceed that of the average organic agricultural products consumption in the world in the next few years, and the market of Chinese organic agricultural products will reach RMB 24.8 billion-59.4 billion in 2015 with an incremental 15 percent increase year over year during the next following years.

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

Growth Strategy

We believe that our increased production capacity and our research and development capability positioned us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

● Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our portfolio of fertilizers includes 459 products. In the future we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

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

Products

Our principal products are our fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We manufacture and sell 459 fertilizer products from humic acid-based fertilizers to compound fertilizers. In addition, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale.

Fertilizer Products

Fertilizer business is our main business, which produce approximately 98.4% of total revenues. Fertilizers are produced and sale through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredient essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilize soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

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

We have a multi-tiered product line of 459 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2015, 2014 and 2013, we earned $259,030,774, $229,717,266 and $213,500,436, respectively, in gross revenues from sales of our fertilizer products, representing 98.4%, 98.4% and 98.4% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 332 fertilizer products. 54.9% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 45.1% from compound fertilizer for the fiscal year ended June 30, 2015.

Agricultural Products

Our subsidiary, Yuxing, Jinong’s VIE produce top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. Due to the relocation, Jintai had no revenue since the quarter ended June 30, 2012, and now the relocation and dissolution process were completed. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2015, 2014 and 2013, were $4,323,514, $3,684,822 and $3,397,520, respectively, representing 1.6%, 1.6% or 1.6% of our total revenues, respectively.

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

We produced and sold a total of approximately 361,779 metric tons of fertilizer products during the fiscal year ended June 30, 2015.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as our principal raw material because it is abundant with the price of approximately $116.1 per metric ton including delivery. We have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier for the abundant and high-quality weathered coal in Inner Mongolia Autonomous Region. We do not have any purchase volume commitment pursuant to our supply agreement with Tianlibao, which is renewable on a monthly basis.

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

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid and NPK (nitrogen, phosphorus and potassium) related compounds such as amide and hydro nitrogen. Beijing BaohenongxiangAgricluture Co. Ltd. and Sino-agri are the primary suppliers for raw materials to Gufeng, accounting for approximately 24.0% and 14.9%, respectively, of Gufeng’s total purchase for the fiscal year 2015. However, the loss of either of these suppliers would not cast a material adverse effect on our business. We do not believe there is any material risk of losing these suppliers during the next 12 months.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is readily available for purchase from manufacturers in Shaanxi, Beijing, Shandong and Zhejiang provinces.

Agricultural Products

The plants that generate our top-grade flowers and multi-colored seedlings are mainly planted and cultivated in research and development facilities maintained by Yuxing. We purchase seeds of green vegetables and fruits from agricultural companies, such as RijkZwaan Company which imports the seeds from foreign markets including Holland. We cultivate our agricultural products by applying fertilizers produced by Jinong.

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

Return Policy

The Company only accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2015, the Company did not experience any significant returns.

Backlog

As of June 30, 2015, we had a backlog of orders in the amount of $9,413,250 as compared to $5,359,200, $1,009,962, and $221,760 in backlog orders as of June 30, 2014, 2013 and 2012.

Seasonality

The peak season to sell fertilizer products was from January through June. However, during the fiscal year ended June 30, 2015, Jinong did not experience seasonal variation with respect to its fertilizer sales since approximately 60.7% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Gufeng’s sales of compound fertilizer has undergone significant seasonal variation in China. Correspondingly, the purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, when the raw material price is low, Gufeng still places larger orders for raw material as its export business offset the seasonality when exportation made to southern Asia, such as India, where their selling are on corresponds to the non-peak season in China.

The peak selling season for our agricultural products is from October till March the next calendar year, namely our second fiscal quarter (fall) and the third fiscal quarter (winter). This was primarily due to the strong demand for high-end fruits and decorative flowers during the holiday seasons. However, Yuxing did not have seasonal variation problem during the period from October 2014 through March 2015, it generated approximately 2.4 million, or 55.8% of our annual sales of agricultural products.

Marketing, Distribution and Customers

Overview

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China. For the fiscal year 2015, the following five PRC provinces, collectively accounted for 53.1% of our total fertilizer revenue: Beijing(26.2%), Shaanxi (10.7%), Hebei (5.8%), Guangdong (5.6%) and Heilongjiang (4.9%). We believe this geographically diverse distribution greatly helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for exportation through contracted distributors in foreign countries, including India and Ghana. Total revenues from exported products accounted for approximately 0.1% of our total fertilizer revenues in fiscal 2015.

FY2015 Export Details

Export to	Subsidiary	Type	Amount ($)
India	Gufeng	40% humic acid organic/inorganic fertilizer	0
India	Jinong	Liquid Fertilizer	230,071
India	Jinong	Solid Fertilizer	104,861
Total			334,932

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

Our best-selling fertilizers, based on revenues for the fiscal year ended June 30, 2015, are listed below:

Ranking	Product Names	Volume (Tons)	Revenues (USD)	Percent of Fertilizer Sales
1	Organic/Inorganic Compound Fertilizer (humicacid) NPK46%	130,166	54,893,874	21.2%
2	Compound Fertilizer NPK40%	124,080	47,018,405	18.2%
3	Organic/Inorganic Compound Fertilizer (humic acid) NPK45%	18,501	8,124,693	3.1%
4	Organic/Inorganic Compound Fertilizer (humic acid) NPK48%	11,333	5,140,476	2.0%
5	Organic/Inorganic Compound Fertilizer (humic acid) NPK50%	5,400	2,193,543	0.8%

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2015, we sold our products through a carefully constructed network of about 1,292 distributors covering 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2015, sales to our top five distributors accounted for approximately 37.0% of our fertilizer product revenue, of which Sino-agri Holding Company Limited accounted for 24.7% of the total fertilizer revenues. As we do not depend on any particular customers, we believe that the loss of single customers would not have any significant effect on our business.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. Our top-grade flowers are mainly distributed through our fertilizer distribution network; Our green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products for the fiscal year ended June 30, 2015. Yuxing’s customers accounted for approximately 30.5% of the total revenues from Yuxing’s agricultural products.

Ranking	Customer Name	Amount (USD)	Percentage of Yuxing's sales
1	Xi’an ZiheyuanlinJingguan Co., Ltd.	$365,844	8.5%
2	Yangling Southwest Argi Co., Ltd.	$263,411	6.1%
3	Shaanxi Qicaiyuanyi Co., Ltd	$263,281	6.1%
4	HujiamiaoWanguohe	$224,055	5.2%
5	Xi’an YantaHongbo Flower Co., Ltd.	$204,328	4.7%

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces. These marketing programs consist of: (i) establishment of Company directly-owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base to be designated as "China Green Agriculture Authorized Retailers". Under the Pilot Program, we currently have one directly-owned store operating in Shaanxi Province, with each store having an assigned territory in order not to compete with other existing distributors. Since the launch of the Pilot Program in January 2010, we have worked closely with our existing distributors who designate over 26,175 retailers, namely the “China Green Agriculture Retailers” for fiscal year ended June 30, 2015. We have entered into agreements with these retailers to prominently display "China Green Agriculture Authorized Retailer" on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores. In addition, we provide the retailers with educational materials on proper product use and billboard ads with our product logo to attract target farmers.

Research and Development

We conduct the bulk of our research and development activities through Yuxing. As mentioned elsewhere in this Report, Jintai’s relocation and dissolution process were completed as of June 30, 2015. Through Yuxing, we cultivate high-quality flowers, green vegetables and fruits in our own greenhouses and sell them to various end-users, including airlines, hotels and restaurants. Yuxing operates advanced research and development facilities that: (i) provide testing and an experimental data collection base for new fertilizers produced by Jinong by simulating the growing conditions and development stages of a variety of plants, such as flowers, vegetables and seedlings, (ii) increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share. In addition, our research and development capabilities allow us to develop products tailored to specific farming needs generated by different crop species, humidity, weather and soil conditions. Flowers, fruits and vegetables grown from experimental testing of Jinong’shumic acid compound fertilizers are of high quality and are sold to local supermarkets and airline companies.

The capital expenditure and other payments on Yuxing’s construction were approximately $474,322, $927,153 and $1,037,272 for the fiscal year ended June 30, 2015, 2014 and 2013, respectively. Upon completion, we expect the research and development center to help expanding our output of high quality agricultural products for commercial sale while providing an advanced testing field for new products. The new facility will continue to enhance our capability to produce more products while shortening the development cycle, thus increase revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2015, we sold approximately $4,323,514 of these agricultural products.

	FY2015	FY2014	FY2013
Machines, Buildings and Equipment	$405,401	$878,270	$968,858
Land Use Right	$-	$-	$-
Advanced Payment	$-	$-	$-
Construction in Progress	$68,921	$48,883	$68,414
Total	$474,322	$927,153	$1,037,272

The research and development costs in Jinong for the fiscal year 2015, 2014and 2013are illustrated as the following:

	FY2015	FY2014	FY2013
Freight Expense	$4,316	$1,011	$1,875
Travel Expense	$10,562	$4,514	$5,999
Salary	$56,960	$58,140	$60,792
Experiment and Testing	$44,379	$86,595	$273,767
Other	$13,321	$7,105	$12,967
Total R&D Expense for Jinong	$129,538	$157,365	$355,400

The research and development costs in Gufeng for the fiscal year 2015, 2014 and 2013 are illustrated in the table below:

Item	FY2015	FY2014	FY2013
Raw material	$537,263	$46,869	$658,212
Manufacturing Cost	$49,765	$1,949	$11,987
Experiment and Testing	$2,488	$97	$1,075
Labor Cost	$24,882	$974	$5,974
License fee	$0	$0	$1,195
Total R&D Expense for Gufeng	$614,398	$49,889	$678,443

In summary, as illustrated by the summary table below, for Jinong, Gufeng and Yuxing, the Company bears research and development costs as incurred. For the years ended June 30, 2015, 2014 and 2013, research and development costs were $743,936, $207,254 and $1,009,501 respectively.

	FY2015	FY2014	FY2013
Yuxing	$0	$0	$0
Jinong	$129,538	$157,365	$331,058
Gufeng	$614,398	$49,889	$678,443
Total	$743,936	$207,254	$1,009,501

New Products

With our strong and advanced research and development capabilities, we have developed 459 products and continued to develop new products. During the fiscal year ended June 30, 2015, we developed 6 new products, which contributed $1,061,718 to our sales revenue for the period.

Among the new products we introduced in fiscal year 2015, there are several powder fertilizers, liquid fertilizers and compound fertilizers.

In addition to developing new fertilizer products, we also developed soilless seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

Trademark	Registration Number	Valid term
Huang Cheng Gen	No.5219720	June 28, 2009 to June 27, 2019
Mei Er An	No.1508004	January 21, 2011 to January 20, 2021
KEBA	No.10045980	December 07, 2012 to December 06, 2022
KEBA	No.10046405	December 14, 2012 to December 13, 2022
KEBA	No.10045898	March 07, 2013 to March 06, 2023
KEBA	No.10046344	March 07, 2013 to March 06, 2023
AGR GFJ	No.3320281	May 28, 2014 to May 27, 2024
SPR HOP	No.3320282	May 28, 2014 to May 27, 2024
T.J.Y	No.3320283	May 28, 2014 to May 27, 2024
KEBA	No.760379	August 14, 2015 to August 13, 2025

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

Listed below are Jinong’s four patents for a fertilizer formulation and a proprietary production line and manufacturing processes.

Patent/Pending Patent Application	Type of Patent	Patent No. /Application No.	Inventor’s Name and Patent Holder	Date of Application	Date of Publication and Term
Patent: Production facility of Humic Acid Products	Utility Model Patent	Patent No.: ZL 2007 20031884.2	Inventor: Tao Li Patent Holder: Jinong	May 29, 2007	May 14, 2008; 10 years
Patent: Method and recipe of the water soluble humic acid fertilizers	Utility Model Patent	Application No.: ZL200710017334.x	Applicant: Jinong	February 1, 2007	November 24, 2010; 20 years
Patent: Production method of Organic Fertilizer	Utility Model Patent	Application No.: ZL201110282544.8	Applicant: Jinong	September 22, 2011	December 4, 2013; 20 years
Patent: Production method of Multifunctional liquid calcium fertilizer	Utility Model Patent	Application No.: 201410020442.2	Applicant: Jinong	January 17, 2014	October 19, 2014; 20 Years

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 1,292 distributors nationwide across 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we are able to reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2015, we generated approximately $4,323,514 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligence greenhouses over an 88-acre parcel of land in connection with Yuxing's pending research and development center, which expands output of high quality agricultural products for commercial sale while providing an advanced testing field for new products.

Gufeng and Tianjuyuan have a total of 22employees in research and development. They have independently developed seven technologies:

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

Automated Production Line and Process. All of Jinong’s major production procedures are controlled by a centralized computer system only accessible for authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bins. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2015, Jinong’s highly advanced production lines manufactured a multi-tiered line of 125 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other is capable of producing liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

Multi-colored Seedlings: In the market of Multi-colored seedlings, one of our main competitors is Kunming Anthura horticulture Co. Ltd. Our products, primarily red photiniaserrulata, are imported from other countries with high survival rates.

Employees

We had a total of 424 full-time employees, of which 119 are employed by Jinong, 79 are employed by Yuxing, 226 are employed by Gufeng and Tianjuyuan as of June 30, 2015.

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

Government Regulation

Our business operations are subject to various laws, including environmental, health and workplace safety laws issued by governmental agencies on the provincial and state levels. Business and company registrations, along with the products, are monitored through the issuance of licenses and certificates including the following:

● “Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all of our fertilizer products are certified by the CGFDC as “Green Food Production Material”. Currently, the CGFDC provides two different certifications within the green food industry: "Green Food Certification" granted to edible foods, and "Green Food Production Material Certification" granted to production materials such as our fertilizers. A “Green Food Production Material Certification” was issued to Jinong on March 2015 and will expire in March 2018. The certificate is renewable with an application within 90 days prior to the expiration.

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

● Fertilizer Registration. Fertilizer registration is issued by the Ministry of Agriculture of the PRC and is required for producing fertilizers. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling; Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which, if granted, is valid for five years, and thereafter must be renewed every five years. Jinong currently holds 16 formal fertilizer registration certificates. Gufeng and Tianjuyuan hold 11 interim fertilizer certificates and 259 formal certificates.

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

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies and it is possible that these competitors have better access in certain local markets, an enhanced ability to customize products to particular regions and better established local distribution channels. We also compete with a few large PRC national competitors, such as Yuntianhua Group Co., Ltd and Yongye International, Inc. Although we have advanced automated humic acid-based fertilizer production lines and green house supported research and development centers, we cannot assure you that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization has led to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced by the local Chinese manufacturers. If they are localized and become familiar with fertilizers we produce, we may face additional competition. If we are not successful in our research, development and production of new products and/or in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which might have a material adverse effect on our business, financial condition, results of operations and share price.

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

Our proprietary fertilizer formula is the base for producing our fertilizer. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supplying existing humic acid fertilizer products and by developing new products on a timely basis that keep pace with the evolving industry standards and changing customer requests. If our proprietary formula becomes obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we have entered into confidentiality agreements with key employees, we cannot assure you that if there is a breach of such agreement by an employee, we would not lose any competitive advantage that we currently have with respect to our proprietary fertilizer formula.  If we are forced to take legal action to protect our proprietary formula, significant expense will incur and a favorable outcome can not be guaranteed.

If our warehouse selling and credit sales of certain fertilizer products continue to increase and we fail to collect the accounts receivables that are due in a timely manner, our financial condition and results of operation may be materially adversely affected.

We had accounts receivable of $68,528,598 as of June 30, 2015, as compared to $88,781,608 and $85,323,442 as of June 30, 2014 and 2013, respectively, a decrease of $20,253,010 and an increase of $3,458,166, or 22.8% and 4.1% year over year. The increase was primarily due to the increased credit sales of Gufeng’s fertilizer products and the aggressive marketing of Jinong’s humic acid fertilizer products including liquid and powder fertilizers. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 74.8% of its revenues with its largest distributor accounted for 49.8% of the total revenues for the fiscal year of 2015. Jinong’s top five distributors accounted for 1.5% of its fertilizer revenues for the fiscal year ended June 30, 2015. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it would adversely affect our results of operations.

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

Jinong is the holder of four registered patents. The first patent is a fertilizer formulation named “Method and Recipe of the Water Soluble Humic Acid Fertilizers”. The second patent, “Production Facility of Humic Acid Products”, relates to our proprietary production line and manufacturing processes in the PRC. The third patent is “Production Method of Organic Fertilizer”. The fourth patent is “ Production method of Multifunctional liquid calcium fertilizer”. Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will defense us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

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

Jinong is supplied with approximately 50 different types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and applied to the manufacturing of our products.  Although there are numerous weathered coal suppliers available in market, we have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of the abundance and high quality of weathered coal in the Inner Mongolia Autonomous Region. Our supply agreement with Tianlibao is renewed on a monthly basis. If Tianlibao does not intend to renew the supply agreement with us for any reason, or if there are any business interruptions at Tianlibao and we are unable to locate an alternative supplier in a timely manner or on the same terms, we may not be able to meet customer demand on humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers during the transitional period, which may result in the loss of customers and net sales or we may not be able to keep our profit margin as before for our humic acid-based fertilizers.

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

The prices for the raw materials and other inputs to manufacture our fertilizer products are subject to market forces largely beyond our control, including the price of weathered coal, energy costs, mineral and non-mineral elements, and freight costs. The costs for these inputs may fluctuate significantly based upon changes in the economy and markets. Although we may pass any increase of such costs to our customers, in the event we are unable to do so, we could incur significant losses and a diminution of our share price.

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

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. Jinong has 16 formal registration certificates. Gufeng and Tianjuyuan have 19 interim fertilizer certificates and 259 formal certificates. We will apply for formal certificates for each of our interim certificates before the applicable expiration date.

Our belief is that the PRC Ministry of Agriculture generally grants an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell such fertilizer products without certificates which will cause the termination of commercial operations for such fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our 19 interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to any unexpected incidents in China, we cannot assure you that our formal fertilizer registration certificates can be obtained without delay or  can be obtained at all in which case our production could be adversely affected.

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

Our Chairman, President and CEO, Mr. Tao Li, also serves as Chairman of Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company engaged in hi-tech application fields in China, Chairman and CEO of Xi’an Techteam Investment Holding (Group) Co., Ltd, a holding company for certain entities such as Gem Grain, and Chairman of Kingtone Wirelessinfo Solution Holding Ltd, a publicly-traded, China-based developer and provider of mobile enterprise solutions. This may give rise to further allocation of Mr. Li’s time to each business.  While Mr. Li anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

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

Although Gufeng had sales revenues of $128,675,606 for its fiscal year ended June 30, 2015, Gufeng’s net income for such period was $13,764,794.  This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital.  In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products.  As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals.

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

  Through Tianjuyuan, we lease approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”).  Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “Lease”), Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,783).  The term of the Lease is from February 1, 2004 to January 31, 2054.  We were informed by our PRC counsel that the Lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations.  Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities in order to legitimize our right over the Premises. As of the date of this report, we were informed by the local government that our application materials for the land use right in issue has been moved up from the department in charge of general matters to the land administrative department of the local government and is under their review.  However, there can be no assurance that such land use right certificate will be granted to us.  Until we obtain the land use right certificate, there is a risk that the PRC government may declare the Lease invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises.  As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

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

The slowing economic growth in China may assert a negative impact on our operation and financial results.

According to an article published on August 14, 2015, a slew of recent figures have shown that growth in several key sectors has slowed to a crawl in response to contracting world trade. The demand for oil in China, a key measure of activity, fell in tandem with a fall in car sales. Exports tumbled in June by 8.3%. Furthermore, according to an article published by Fortune on January 21, 2015 since recording its last double-digit growth (10.4%) in 2010, the Chinese economy has effectively decelerated 30% in five years. Most of the slowdown occurred in 2011 and 2012 when reported growth was 9.3% and 7.7%, respectively. Wall Street Journal stated on January 19, 2015 that China’s economic growth slowed to 7.4% in 2014, downshifting to a level not seen in a quarter century.

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund and UBS estimate that the Chinese economy will grow by 6.8% in 2015. If China’s economy is further slowing down, it may negatively affect our business operation and financial results.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 2.6%, 2.6%, and 1.5% in 2012, 2013 and 2014, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents may subject our PRC resident beneficial owners to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 (the “SAFE Notice”) requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle” (the “SPV”). SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under the SAFE Notice, failure to comply with the registration procedures set forth above could result in liability under Chinese law for foreign exchange evasion and may result in penalties and legal sanctions, including fines, the imposition of restrictions on a Chinese subsidiary’s foreign exchange activities and its ability to distribute dividends to the SPV, its ability to pay the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiary and the SPV’s ability to contribute additional capital into or provide loans to the Chinese subsidiary. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement. However, we cannot provide any assurances that all of our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

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

Effective June 16, 2013, we conduct substantially all of our operations on agriculture products, and generate substantially all of our revenues from agriculture products, through contractual arrangements with our VIE, Yuxing, that provide us, through our ownership of Green New Jersey and its ownership of Jinong, with effective control over Yuxing. We have no direct ownership interest in Yuxing. We depend on Yuxing to hold and maintain agriculture products contracts with our customers. Yuxing also owns substantially all of our property, facilities and other assets relating to the operation of our agriculture products business, and employs the personnel for substantially all of our agriculture products business. Neither our company nor Jinong has any ownership interest in Yuxing. Although we believe that that each contract under Jinong’s contractual arrangements with Yuxing is valid, binding and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over Yuxing as direct ownership of Yuxing would be. In addition, Yuxing may breach the contractual arrangements. For example, Yuxing may decide not to make contractual payments to Jinong, and consequently to our company, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly in light of uncertainties in the PRC legal system.

Yuxing may also seek to renew its agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control Yuxing, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. If we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase.

In addition, although we do not rely on Yuxing’s revenue, Yuxing’s VIE structure is subject to uncertainty amid the PRC’s changing legislative practice. In January 2015, China’s Ministry of Commerce unveiled a draft legislation that could change how the government is regulating corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership”, the draft law focused on the entities or individuals hold control of a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list”, where only companies controlled by Chinese nationals could operate, even if structured as VIEs.

In the event that the draft law is implemented in any form, and that the Company’s business was characterized as one of the “restricted” or “prohibited” sectors, Yuxing may be barred from operation which will materially adversely affect our business.

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

An SEC investor bulletin regarding reverse mergers may drive down the market price of our common stock.

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

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 *(1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Lease from February 2004 to January 2054

* (1) As of June 30, 2015, the encumbrances over our land use right and building ownership are summarized as below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate (Per Annum)	Property under Mortgage
1	RMB 8 million ($1,309,600)	Agriculture Bank of China-Pinggu Branch	Jan 21, 2015-Jan 20, 2016	Mortgage	6.16%	Jinong’s land

2	RMB 40 million ($1,364,160)	Bank of Tianjin- Beijing Branch	Feb 3, 2015-Jan 27, 2016	Mortgage	6.16%	Jinong’s land and ownership right

3	RMB 13 million ($2,128,100)	Agriculture Bank of China-Pinggu Branch	May 12, 2015- Ari 29, 2016	Mortgage	5.89%	Tianjuyuan’s land

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	Mine Safety Disclosures.

This item is not applicable to us.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 35,928,413 shares of which were outstanding as of September 15, 2015, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of September 15, 2015.  Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”.  From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE MKT, formerly known as NYSE Amex Equities.  From August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

The table below sets forth the high and low sales prices for our common stock for each fiscal quarter during the past two fiscal years based on reports from Yahoo Finance.

Quarter Ended	High	Low
09/30/2013	$4.69	$2.57
12/31/2013	$5.10	$3.51
03/31/2014	$4.00	$2.80
06/30/2014	$3.22	$2.18
09/30/2014	$2.15	$1.94
12/31/2014	$1.54	$1.48
03/31/2015	$1.77	$1.73
06/30/2015	$2.16	$2.07

Holders

As of September 15, 2015, there were approximately 610 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On September 28, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase of three million shares of Common Stock reserved under the Incentive Plan each time. All three amendments were approved by our stockholders on the annual meeting held on December 15, 2012, December 22, 2013, and June 30, 2015, respectively. As a result, a total of 11.26 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2015, options to purchase an aggregate of shares of Common Stock had been granted under the Incentive Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	759,418
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	759,418

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2870 over the period commencing on June 30, 2009 and ending on June 30, 2015.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated income statement data for the years ended June 30, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of June 30, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report.  Our selected consolidated income statement data for the year ended June 30, 2013 and the selected consolidated balance sheet data as of June 30, 2013, 2012 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2015	2014	2013	2012	2011

Revenue	$263,354,288	$233,402,088	$216,897,956	$217,524,205	$179,717,966
Cost of goods sold	159,398,386	142,203,315	137,514,102	138,248,972	116,097,931
Gross profit	103,955,902	91,198,773	79,383,854	79,275,233	63,620,035
Operating expenses	62,242,978	55,881,113	23,998,392	25,350,223	21,508,604
Income from operations	41,712,924	35,317,660	55,385,462	53,925,010	42,111,431
Non-operating income (expense)	(1,350,983)	(1,742,019)	(427,426)	(1,165,872)	(160,186)
Provision for income taxes	8,916,815	8,060,946	10,183,988	10,801,313	9,037,144
Net income	$31,445,126	$25,514,695	$44,774,048	$41,957,825	$32,914,101

Weighted average shares outstanding:
Basic	33,983,698	31,403,001	27,775,964	26,943,530	25,929,517
Diluted	33,983,698	31,403,001	27,775,964	26,943,530	25,929,517

Earnings (loss) per share:
Basic	$0.93	$0.81	$1.61	$1.56	$1.27
Diluted	$0.93	$0.81	$1.61	$1.56	$1.27

	As of June 30,
	2015	2014	2013	2012	2011

Total current assets	$304,184,346	$228,212,666	$227,164,937	$175,089,323	$118,881,464
Total assets	429,582,618	393,110,210	348,728,342	288,031,053	223,370,987
Total current liabilities	56,633,144	61,070,418	51,875,050	45,774,399	31,497,746
Total liabilities	56,633,144	61,070,418	51,875,050	45,774,399	31,497,746
Total stockholders' equity	$372,949,474	$332,039,792	$296,853,292	$242,256,654	$191,873,241

Note: We acquired Gufeng and its wholly owned subsidiary Tianjuyuan on July 2, 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Unless the context indicates otherwise, as used in the following discussion, “Company”, “we,” “us,” and “our,” refer to (i) China Green Agriculture, Inc. (“Green Nevada”), a corporation incorporated in the State of Nevada; (ii) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (iii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iv) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) controlled by Jinong in the PRC; (v) Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”), a wholly-owned subsidiary of Jinong in the PRC, and (vi) Beijing Tianjuyuan Fertilizer Co., Ltd. (“Tianjuyuan”), a wholly-owned subsidiary of Gufeng in the PRC.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 98.4%,98.4% and 98.4% of our total revenues for the years ended June 30, 2015, 2014 and 2013, respectively. Yuxing serves as a research and development base for our fertilizer products.  Previously, Jintai had served in that capacity as well. However, as reported in our previous annual and quarterly reports, as a result of environmental degradation that harmed Jintai’s flora, we started to relocate Jintai’s facilities to Yuxing. As a result, Jintai has not been in operation since the ongoing relocation commenced in March 1, 2012 and for the year ended June 30, 2015, the relocation and dissolution process were completed.

Fertilizer Products

As of June 30, 2015, we had developed and produced a total of 459 different fertilizer products in use, of which 127 were developed and produced by Jinong and 332 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,			Change 2014 to 2015		Change 2013 to 2014
	2015	2014	2013	Amount	%	Amount	%
	(metric tons)
Jinong	74,351	60,629	75,934	13,722	22.6%	(15,305)	-20%
Gufeng	287,428	255,821	227,389	31,607	12.4%	28,432	13%
	361,779	316,450	303,323	45,329		13,127

	Year Ended June 30,
	2015	2014	2013
	(revenue per tons)
Jinong	$1,913	$1,941	$1,456
Gufeng	407	438	453

For the year ended June 30, 2015, we sold approximately 361,779 metric tons of fertilizer products, as compared to 316,450 metric tons for the year ended June 30, 2014. For the year ended June 30, 2015, Jinong sold approximately 74,351 metric tons of fertilizer products, as compared to 60,629 metric tons for the year ended June 30, 2014. This increase was mainly attributable to the greater sales of humic acid fertilizer products during this period as a result of the increased number of our distributors and our marketing efforts. For the year ended June 30, 2015, Gufeng sold approximately 287,428 metric tons of fertilizer products, as compared to 255,821 metric tons for the year ended June 30, 2014.  The increase was mainly due to the large amount sales to China National Agricultural Means of Production Group Corporation ("Sino-agri Group") during the last year compared with the same period last year.

Our sales of fertilizer products to five provinces accounted for approximately 53.1% of our fertilizer revenue for year ended June 30, 2015. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Beijing (26.2%), Shaanxi (10.7%), Hebei (5.8%), Guangdong (5.6%) and Heilongjiang (4.9%).

As of June 30, 2015, we had a total of 1,292 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 1,010 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.5% of its fertilizer revenues for the year ended June 30, 2015. Gufeng had 282 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 74.8% of its revenues for the year ended June 30, 2015.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 92.8% of our agricultural products revenue for the year ended June 30, 2015 were Shaanxi (87.9%), Sichuan (2.6%), Gansu (2.3%).

Recent Developments

New Products

During the three months ended June 30, 2015, Jinong launched six new fertilizer products. Jinong’s new products generated approximately $552,384, or 1.7% of Jinong’s fertilizer revenues for the three months ended June 30, 2015. Jinong also added 32 new distributors for the three months ended June 30, 2015. Jinong’s new distributors accounted for approximately $1,244,135, or 3.7% of Jinong’s fertilizer revenues for the three months ended June 30, 2015. Jinong’s revenue attributable to the new products distributed by its new distributors was approximately $58,299, or 0.2% of Jinong’s fertilizer revenues for the three months ended June 30, 2015.

During the three months ended June 30, 2015, Gufeng added 4 new distributors. Gufeng’s new distributors accounted for approximately $509,334, or 0.4% of Gufeng’s fertilizer revenues for the three months ended June 30, 2015.

Business Development

Cooperation with Sino-agri Group

In October 2014, the Company's wholly-owned subsidiaries organized under the laws of the PRC, Gufeng and Jinong, both entered into a strategic cooperation agreement with Sino-agri Mining Resource Exploration Co., Ltd. ("Sino-agri"), a key subsidiary of Sino-agri Group.

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

To accomplish the sales goals of the agreement, Sino-agri and Gufeng are committed to strengthen the production and marketing of Gufeng Fertilizers comprehensively. Specifically, Gufeng will team up with Sino-agri to secure raw materials supplies by leveraging Sino-agri's global access to related raw materials. With that, Gufeng will deliver Sino-agri customized Gufeng Fertilizers upon the orders from Sino-agri's heterogeneous customers. In the next three-year period, Gufeng will be able to tap needed financial credit facilities from Sino-agri to fill the Sino-agri orders. In addition to Gufeng Fertilizers, Gufeng is committed to offer product support for Sino-agri's clients which includes, but not limit to, soil testing, fertilizer comparison and testing, as well as fertilizer solutions. In parallel, Sino-agri will give priority to purchase Gufeng Fertilizer to replenish its compound fertilizer inventory.

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

We are very excited for having entered this partnership with Sino-agri, and the result is satisfactory Sino-agri has purchased a total of at $63,818,569fertilizer products during the year ended June 30, 2015, which accounted for 24.5% of the total sales of fertilizer products from Company. We believe our partnership with Sino-agri will be extraordinary. These agreements are win-win showcases between us and the large state-owned enterprise in China.

Cooperation with 900LH.com

The Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) has entered into an agreement to jointly build an “Agricultural Comprehensive Development Base Project” (the “Project”) with the Shiquan County Government in China on January 16, 2015. The total investment on the Project is expected to be three billion RMB (about 480 million USD).  900LH.com is a subsidiary of Xi'an Techteam Investment Holding (Group) Co., Ltd, ("Techteam Investment"). Techteam Investment is a holding company owned and controlled by Mr. Tao Li, Chairman and CEO of the Company. 900LH.com focuses on the production and sales of high-end organic agricultural products. It has contracted with more than 200 planting and breeding bases globally and prefers to utilize and promote the Company's fertilizers. The scope of the Project includes the development of Panlong Valley farm of 900LH.com, where the Company showcases its products. Panlong Valley is located at Shiquan County, Shaanxi Province, 150 miles southwest of Xi'an.

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

Results of Operations

Year ended June 30, 2015 Compared to the Year ended June 30, 2014.

FOR THE YEARS ENDED JUNE 30

	2015	2014	Change $	Change%
Sales
Jinong	$130,355,168	$117,706,033	$12,649,135	10.7%
Gufeng	128,675,606	112,011,233	16,664,373	14.9%
Yuxing	4,323,514	3,684,822	638,692	17.3%
Net sales	263,354,288	233,402,088	29,952,200	12.8%
Cost of goods sold			-
Jinong	51,948,851	48,629,095	3,319,756	6.8%
Gufeng	104,361,828	90,748,540	13,613,288	15.0%
Yuxing	3,087,707	2,825,680	262,027	9.3%
Cost of goods sold	159,398,386	142,203,315	17,195,071	12.1%
Gross profit	103,955,902	91,198,773	12,757,129	14.0%
Operating expenses			-
Selling expenses	9,010,486	8,812,457	198,029	2.2%
Selling expenses - amortization of deferred asset	41,902,052	27,390,957	14,511,095	53.0%
General and administrative expenses	11,330,440	14,515,884	(3,185,444)	-21.9%
Impairment of assets	-	5,161,815	(5,161,815)	-100.0%
Total operating expenses	62,242,978	55,881,113	6,361,865	11.4%
Income from operations	41,712,924	35,317,660	6,395,264	18.1%
Other income (expense)			-
Other income (expense)	59,176	(501,500)	560,676	-111.8%
Interest income	302,480	140,310	162,170	115.6%
Interest expense	(1,712,639)	(1,380,829)	(331,810)	24.0%
Total other income (expense)	(1,350,983)	(1,742,019)	391,036	-22.4%
Income before income taxes	40,361,941	33,575,641	6,786,300	20.2%
Provision for income taxes	8,916,815	8,060,946	855,869	10.6%
Net income	31,445,126	25,514,695	5,930,431	23.2%
Other comprehensive income			-
Foreign currency translation gain	2,867,747	1,027,081	1,840,666	179.2%
Comprehensive income	$34,312,873	$26,541,776	$7,771,097	29.3%
			-
Basic weighted average shares outstanding	33,983,698	31,403,001	2,580,697	8.2%
Basic net earnings per share	$0.93	$0.81	$0.11	13.9%
Diluted weighted average shares outstanding	33,983,698	31,403,001	2,580,697	8.2%
Diluted net earnings per share	0.93	0.81	0.11	13.9%

Net Sales

Total net sales for the year ended June 30, 2015 were $263,354,288, an increase of $29,952,200 or 12.8%, from $233,402,088 for the year ended June 30, 2014. This increase was due to an increase in Gufeng’s and Jinong’s net sales.

For the year ended June 30, 2015, Jinong’s net sales increased $12,649,135, or 10.7%, to $130,355,168 from $117,706,033 for the year ended June 30, 2014. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our aggressive marketing strategy and the increased number of our distributors.

For the year ended June 30, 2015, Gufeng’s net sales were $128,675,606, an increase of $16,664,373, or 14.9% from $112,011,233 for the year ended June 30, 2014. The increase was mainly attributable to Gufeng’s expanding of its marketing promotion strategy, especially the large amount sale to Sino-agri Group during the last fiscal year.

For the year ended June 30, 2015, Yuxing’s net sales were $4,323,514, an increase of $638,692 or 17.3%, from $3,684,822 for the year ended June 30, 2014. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top grade flowers during the last fiscal year.

Cost of Goods Sold

Total cost of goods sold for the year ended June 30, 2015 was $159,398,386, an increase of $17,195,071, or 12.1%, from $142,203,315 for the year ended June 30, 2014. This increase was mainly due to the 13.7% increase in net sales.

Cost of goods sold by Jinong for the year ended June 30, 2015 was $51,948,851, an increase of $3,319,756, or 6.8%, from $48,629,095 for the year ended June 30, 2014. The increase in cost of goods was primarily attributable to Jinong’s higher net sales.

Cost of goods sold by Gufeng for the year ended June 30, 2015 was $104,361,828, an increase of $13,613,288, or 15.0%, from $90,748,540 for the year ended June 30, 2014. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For year ended June 30, 2015, cost of goods sold by Yuxing was $3,087,707, an increase of $262,027, or 9.3%, from $2,825,680 for the year ended June 30, 2014. This increase was mainly due to the increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the year ended June 30, 2015 increased by $12,757,129 to $103,955,902, as compared to $91,198,773 for the year ended June 30, 2014. Gross profit margin was 39.5% and 39.1% for the year ended June 30, 2015 and 2014, respectively.

Gross profit generated by Jinong increased by $9,329,379, or 13.5%, to $78,406,317 for the year ended June 30, 2015 from $69,076,938 for the year ended June 30, 2014. Gross profit margin from Jinong’s sales was approximately 60.1% and 58.7% for the year ended June 30, 2015 and 2014, respectively. The increase in gross profit margin was mainly due to the increased weight for higher-margin products sales in Jinong’s total sales due to Jinong’s sales strategy. Jinong has adjusted its production process to focus on producing high-margin liquid fertilizer during the last fiscal year.

For the year ended June 30, 2015, gross profit generated by Gufeng was $24,313,778, an increase of $3,051,085, or 14.3%, from $21,262,693 for the year ended June 30, 2014. Gross profit margin from Gufeng’s sales was approximately 18.9% and 19.0% for the year ended June 30, 2015 and 2014, respectively. The decrease in gross profit percentage was not significant.

For the year ended June 30, 2015, gross profit generated by Yuxing was $1,235,807, an increase of $376,665, or 43.8% from $859,142 for the year ended June 30, 2014. The gross profit margin was approximately 28.6% and 23.3% for the year ended June 30, 2015 and 2014, respectively. The increase in gross profit percentage was mainly due to the higher priced top grade flowers that Yuxing sold during the last fiscal year.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $9,010,486, or 3.4%, of net sales for the year ended June 30, 2015, as compared to $8,812,457 or 3.8% of net sales for the year ended June 30, 2014, an increase of $198,029, or 2.2%. The selling expenses of Yuxing were $45,594 or 1.1% of Yuxing’s net sales for the year ended June 30, 2015, as compared to $50,760, or 1.4% of Yuxing’s net sales for the year ended June 30, 2014. The selling expenses of Gufeng were $1,152,297 or 0.9% of Gufeng’s net sales for the year ended June 30, 2015, as compared to $1,304,511, or 1.2% of Gufeng’s net sales for the year ended June 30, 2014. The selling expenses of Jinong for the year ended June 30, 2015 were $7,812,595 or 5.9% of Jinong’s net sales, as compared to selling expenses of $7,457,186, or 6.3% of Jinong’s net sales for the year ended June 30, 2014. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs which was caused by the increased sales.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $41,902,052, or 15.8%, of net sales for the year ended June 30, 2015, as compared to $27,390,957 or 11.7% of net sales for the year ended June 30, 2014, an increase of $14,511,095, or 53.0%. This increase was due to the increased amortization of the deferred tax assets for the year ended June 30, 2015 related to our business strategy implemented since December 2013 that assists distributors in certain marketing efforts and develops standard stores to expand our competitive advantages and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $11,330,440, or 4.3% of net sales for the year ended June 30, 2015, as compared to $14,515,884, or 6.2%, of net sales for the year ended June 30, 2014, a decrease of $3,185,444, or 21.9%. The decrease in general and administrative expenses was mainly due to the related expense in the stock compensation awarded to the employees which amounted to $5,186,870 for the year ended June 30, 2015 as compared to $8,119,724 for the year ended June 30, 2014.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the year ended June 30, 2015 was $1,350,983, as compared to $1,742,019 for the year ended June 30, 2014, a decrease in expense of $391,036, or 22.4%. The decrease in total other expense partly resulted from an increase in interest income by $162,201 or 115.6%, to $302,511 during the year ended June 30, 2015 as compared to $140,310 during the year ended June 30, 2014, due to the increased deposit in the banks as a result of our increased net income. There is also a $59,176 other income during the year ended June 30, 2015, as compared to a loss of $501,500 during the year ended June 30, 2014, The difference was mainly due to the decrease in non operating expense from $362,866 during the year ended June 30, 2014 to $8,767, as a result of our cost-control process.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $4,262,040for the year ended June 30, 2015, as compared to $4,249,206 for the year ended June 30, 2014, an increase of $12,834, or 0.3%. The increase was not significant.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $4,654,774 for the year ended June 30, 2015, as compared to $3,811,740 for the year ended June 30, 2014, an increase of $843,034, or 22.1%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the years ended June 30, 2015 and 2014 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the year ended June 30, 2015 was $31,445,126, an increase of $5,930,431, or 23.2%, compared to $25,541,695 for the year ended June 30, 2014. The increase was attributable to the increase in net sales, offset by an increase in selling expenses and selling expenses – amortization of deferred asset. Net income as a percentage of total net sales was approximately 11.9% and 10.9% for the year ended June 30, 2015 and 2014, respectively.

Year ended June 30, 2014 Compared to the Year ended June 30, 2013.

FOR THE YEARS ENDED JUNE 30

	2014	2013	Change $	Change%
Sales
Jinong	$117,706,033	$110,585,022	$7,121,011	6.4%
Gufeng	112,011,233	102,915,414	9,095,819	8.8%
Yuxing	3,684,822	3,397,520	287,302	8.5%
Net sales	233,402,088	216,897,956	16,504,132	7.6%
Cost of goods sold			-
Jinong	48,629,095	51,883,935	(3,254,840)	-6.3%
Gufeng	90,748,540	83,020,447	7,728,093	9.3%
Yuxing	2,825,680	2,609,720	215,960	8.3%
Cost of goods sold	142,203,315	137,514,102	4,689,213	3.4%
Gross profit	91,198,773	79,383,854	11,814,919	14.9%
Operating expenses			-
Selling expenses	8,812,457	4,395,154	4,417,303	100.5%
Selling expenses - amortization of deferred asset	27,390,957	9,970,715	17,420,242	174.7%
General and administrative expenses	14,515,884	9,632,523	4,883,361	50.7%
Impairment of assets	5,161,815	-	5,161,815
Total operating expenses	55,881,113	23,998,392	31,882,721	132.9%
Income from operations	35,317,660	55,385,462	(20,067,802)	-36.2%
Other income (expense)			-
Other income (expense)	(501,500)	613,008	(1,114,508)	-181.8%
Interest income	140,310	310,723	(170,413)	-54.8%
Interest expense	(1,380,829)	(1,351,157)	(29,672)	2.2%
Total other income (expense)	(1,742,019)	(427,426)	(1,314,593)	307.6%
Income before income taxes	33,575,641	54,958,036	(21,382,395)	-38.9%
Provision for income taxes	8,060,946	10,183,988	(2,123,042)	-20.8%
Net income	25,514,695	44,774,048	(19,259,353)	-43.0%
Other comprehensive income			-
Foreign currency translation gain	1,027,081	6,032,903	(5,005,822)	-83.0%
Comprehensive income	$26,541,776	$50,806,951	$(24,265,175)	-47.8%
			-
Basic weighted average shares outstanding	31,403,001	27,775,964	3,627,037	13.1%
Basic net earnings per share	$0.81	$1.61	$(0.80)	-49.6%
Diluted weighted average shares outstanding	31,403,001	27,775,964	3,627,037	13.1%
Diluted net earnings per share	0.81	1.61	(0.80)	-49.6%

Net Sales

Total net sales for the year ended June 30, 2014 were $233,402,088, an increase of $16,504,132, or 7.6%, from $216,897,956 for the year ended June 30, 2013. This increase was due to an increase in Gufeng’s and Jinong’s net sales.

For the year ended June 30, 2014, Jinong’s net sales increased $7,121,011, or 6.4%, to $117,706,033 from $110,585,022 for the year ended June 30, 2013. This increase was mainly attributable to the greater sales of humic acid fertilizer products including our liquid and powder fertilizers during this period as a result of our increased number of distributors and the aggressive marketing strategy.

For the year ended June 30, 2014, net sales at Gufeng were $112,011,233, an increase of $9,095,819 or 8.8% from $102,915,414 for the year ended June 30, 2013. The increase was mainly attributable to Gufeng’s expanding of its marketing promotion strategy.

For the year ended June 30, 2014, Yuxing’s net sales were $3,684,822, an increase of $287,302 or 8.5%, from $3,397,520 for the year ended June 30, 2013. The increase was mainly attributable to the development in sales of Yuxing’s top-grade flowers.

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

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $8,812,457, or 3.8%, of net sales for the year ended June 30, 2014, as compared to $4,395,154 or 2.0% of net sales for the year ended June 30, 2013, an increase of $4,417,303, or 100.5%. The selling expenses of Yuxing were $50,759 or 1.4% of Yuxing’s net sales for the year ended June 30, 2014, as compared to $60,656, or 1.8% of Yuxing’s net sales for the year ended June 30, 2013. The selling expenses of Gufeng were $1,304,511 or 1.16% of Gufeng’s net sales for the year ended June 30, 2014, as compared to $1,136,672, or 1.10% of Gufeng’s net sales for the year ended June 30, 2013. The selling expenses of Jinong for the year ended June 30, 2014 were $7,457,187 or 6.3% of Jinong’s net sales, as compared to selling expenses of $3,197,826, or 2.9% of Jinong’s net sales for the year ended June 30, 2013. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $27,390,957, or 11.7%, of net sales for the year ended June 30, 2014, as compared to $9,970,715 or 4.6% of net sales for the year ended June 30, 2013, an increase of $17,420,242, or 174.7%. The increase in selling expenses was due to the increased amortization of the deferred tax assets for the year ended June 30, 2014 related to our business strategy implemented since December 2013 that assists distributors in certain marketing efforts and develops standard stores to expand our competitive advantages and market shares.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $14,515,884, or 6.2% of net sales for the year ended June 30, 2014, as compared to $9,632,523, or 4.4%, of net sales for the year ended June 30, 2014, an increase of $4,883,361, or 50.7%. The increase in general and administrative expenses was mainly due to the related expense in the stock compensation awarded to the employees which amounted to $8,119,724 for the year ended June 30, 2014 as compared to $3,489,687 for the year ended June 30, 2013.

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

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the year ended June 30, 2014 was $1,742,019, as compared to $427,426 for the year ended June 30, 2013, an increase in expense of $1,314,593, or 307.6%. The increase in total other expense resulted from a decrease by $1,114,508 in other income, to a loss of $501,500 during the year ended June 30, 2014, as compared to other income of $613,008 during the year ended June, 2013, which was mainly due to the $362,866 non operating expense; a decrease in interest income by $170,413 or 54.8%, to $140,310 during the year ended June 30, 2014 as compared to $310,723 during the year ended June 30, 2013, which was due to the decreased deposit in the banks; and an increase in interest expenses by $29,672 or 2.2% to $1,380,829 during the year ended June 30, 2014, as compared to $1,351,157 during the year ended June 30, 2013, which was mainly due to the interest expense from Gufeng’s outstanding short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $249,206 for the year ended June 30, 2014, as compared to $6,654,038 for the year ended June 30, 2013, a decrease of $2,404,832, or 36.1%. The decrease was mainly due to the increased selling expense.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $3,811,740 for the year ended June 30, 2014, as compared to $3,529,950 for the year ended June 30, 2013, an increase of $281,790, or 7.98%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the years ended June 30, 2014 and 2013 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

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

Discussion of Segment Profitability Measures

As of June 30, 2015, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales. Jintai has not been in operation since the ongoing relocation commenced in March 1, 2012 and now the relocation and dissolution process were completed.

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

For Jinong, the net income increased 0.9% by $220,283 to $23,489,745 for year ended June 30, 2015, from $23,269,462 for the year ended June 30, 2014. The difference was due to the increase in net sales offset by an increase in selling expenses.

For Gufeng, the net income increased by $2,493,052 or 22.1% to $13,764,794 for year ended June 30, 2015 from $11,271,742 for year ended June 30, 2014. The difference was due to the increase in net sales and the decrease in selling expenses.

For Yuxing, the net income increased 608.4% by $645,313 to $751,372 for year ended June 30, 2015 from $106,059 for year ended June 30, 2014. The increase was mainly due to the increased price of Yuxing’s top grade flowers for the year of 2015, offset by the decrease in its general and administrative expenses is a result of Yuxing’s more cost-control measures taken for the year ended June 30, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2015, cash and cash equivalents were $92,982,564, an increase of $66,092,243, or 245.8%, from $26,890,321 as of June 30, 2014.

On January 30, 2015, we paid $2,161,904 on dividend previously announced on October 1, 2014 to our stockholders of common stock on October 31, 2014, the record date. Certain stockholders, including the Company’s Chairman, Mr. Li, elected to waive the dividend payment and directed the Company to retain the funds for working capital purposes.

We intend to use some of the remaining net proceeds from the Public Offerings, as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Yuxing purchased a set of agricultural products test equipment for the year of 2015. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2015	2014
Net cash provided by operating activities	$67,534,917	$16,612,352
Net cash used in investing activities	(3,094,544)	(73,664,165)
Net cash provided by financing activities	1,125,649	8,513,240
Effect of exchange rate change on cash and cash equivalents	526,221	397,405
Net increase (decrease) in cash and cash equivalents	66,092,243	(48,141,168)
Cash and cash equivalents, beginning balance	26,890,321	75,031,489
Cash and cash equivalents, ending balance	$92,982,564	$26,890,321

Operating Activities

Net cash provided in operating activities was $67,534,917 for the year ended June 30, 2015, an increase of $50,922,565, or 306.5% from cash provided by operating activities of $16,612,352 for the year ended June 30, 2014. The increase was mainly attributable to the increase in net income, which was caused by the increased net sales, an increase in account receivable and taxes payable during the year ended June 30, 2015 as compared to the same period in 2014.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2015 was $3,094,544, a decrease of $70,569,621, or 95.8% from cash used in investing activities of $73,664,165 for the year ended June 30, 2014. This decrease was due to the $6,595,134 other receivable. During the year ended June 30, 2015, Jinong assisted its distributors in marketing to expand its competitive product advantage and market share by advancing them $9,239,387 during the year ended June 30, 2015 compared to $72,061,705 during the year ended June 30, 2014.

Financing Activities

Net cash provided in financing activities for the year ended June 30, 2015 was $1,125,649, a decrease of $7,387,591 or 86.8% from cash provided by financing activities of $8,513,240 for the year ended June 30, 2014. During the year ended June 30, 2015, we received $21,844,890 from the proceeds from loans and repaid loans of $22,431,330 compared to $35,145,885 of proceeds and $27,282,645 repayments during the year ended June 30, 2014.  In addition, during the year ended June 30, 2015, we sold 1,362,495 shares of our common stock for proceeds of $2,946,746 to our employees under our employee stock purchase plan and received $626,847 from the sale of 326,483 shares of our common stock to our Chairman, Mr. Li.  In addition, we paid $2,161,904 cash dividend during the year ended June 30, 2015.

As of June 30, our loans payable were as follows:

	2015	2014
Short term loans payable:	$23,605,540	$24,002,720
Total	$23,605,540	$24,002,720

Accounts Receivable

We had accounts receivable of $68,528,598 as of June 30, 2015, as compared to $88,781,608 as of June 30, 2014, a decrease of $20,253,010 or 22.8%. As of June 30, 2015, Gufeng had accounts receivable of $895,580, a decrease of $17,761,578, or 95.2%, comparing to $18,657,158 as of June 30, 2014. The decrease is mainly due to a number of large clients paid up their account payable to Gufeng during this year.

Allowance for doubtful accounts in account receivable for the year ended June 30, 2015 was $307,923, an increase of $70,329 or 29.6% from $237,594 as of June 30, 2014. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.45% as of June 30, 2015 and 0.27% as of June 30, 2014.

Deferred assets

We had deferred assets of $51,527,209 as of June 30, 2015, as compared to $83,680,425 as of June 30, 2014. During the twelve months we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had inventories of $101,302,947 as of June 30, 2015, as compared to $75,486,898 as of June 30, 2014, an increase of $25,816,049, or 34.2%. The principal reason for the increase is attributed to Gufeng’s inventory. As of June 30, 2015, Gufeng’s inventory was $82,342,457 as a result of the acquisition of raw materials at lower prices for the expected production and accumulation of finished fertilizer products in expecting a huge demand in the near future. These products are expected to be sold and shipped during the coming year.

Advances to Suppliers

We had advances to suppliers of $40,910,837 as of June 30, 2015 as compared to $32,630,865 as of June 30, 2014, representing an increase of $8,279,972 or 25.4% due to the large acquisition of raw material this year. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $2,372,130 as of June 30, 2015 as compared to $3,378,248 as of June 30, 2014, representing a decrease of $1,006,118, or 29.8%. The decrease was primarily due to the decrease in Jinong’s account payable from $1,127,962 as of June 30, 2014 to $541,098 as of June 30, 2015, and the decrease in account payable was result from the different timing of payments to vendors.

Unearned Revenue

We had unearned revenue of $19,129,853 as of June 30, 2015 as compared to $25,700,586 as of June 30, 2014, representing a decrease of $6,570,733, or 25.6%. The decrease was mainly attributable to Gufeng’s $18,811,820 unearned revenue as of June 30, 2015, compared to $25,503,430 unearned revenue during the same period last year, caused by the advancement deposits made by client. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2015.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

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

As of June 30, 2015, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2015, our accumulated other comprehensive income was $25.6 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions.. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2015 and June 30, 2014 was $23.6 million and $24.0 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended June 30, 2015. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

Balance sheets, as of June 30, 2015 and 2014, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2015 and 2014, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the conclusion of the fiscal year ended June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013) in the report entitled "Internal Control-Integrated Framework." The 2013 COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the 2013 COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2015 audited by our auditors because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our fourth fiscal quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, executive officers and significant employees of our company as of the date of this Form 10-K, their ages, all positions and offices that they hold with us, the periods during which they have served as such, and their business experience during at least the last five years.

Name	Position with the Company	Age	Term as Director of Company

Tao Li	Chairman of the Board of Directors	49	2007– Present

Ken Ren	Chief Financial Officer	38	2010– Present

Ale Fan	Director	34	2015– Present

Yiru Shi	Director	42	2011– Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	76	2007– Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jianlei Shen	Director	53	2015– Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Tao Li	Chairman of the Board of Directors, Chief Executive Officer and President since December 26, 2007. Mr. Li has served as the President and CEO of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., our wholly-owned subsidiary (“Jinong”), since 2000. Mr. Li established Xi’an TechTeam Industry (Group) Co., Ltd. in 1996 and established Jinong in 2000. Mr. Li is also currently the Chairman of Kingtone Wirelessinfo Solution Holding Ltd, a NASDAQ listed company. He graduated from Northwest Polytechnic University in Xi’an, China with a Master’s degree in heat and metal treatment. Mr. Li is the current Vice Chairman of the China Green Food Association. Previously, he has held positions at the World Bank Loan Office of China Education Commission, National Key Laboratory for Low Temperature Technology, and Northwest Polytechnic University. Mr. Li is active in Shaanxi Province business and trade organizations including as a member of the CPPCC Shaanxi Committee, the Shaanxi Provincial Decision-Making Consultation Committee, Vice Chairman of the Shaanxi Provincial Federation of Industry and Commerce, Vice President of the Shaanxi Overseas Friendship Association, Vice Chairman of the Shaanxi Provincial Credit Association, Vice Chairman of the Shaanxi Provincial Youth Entrepreneurs Association, Vice Chairman of the Xi’an Municipal Federation of Industry and Commerce and Vice Chairman of the Xi’an Municipal Youth Entrepreneurs Association. Mr. Li, as the founder of our company, has been critical to our success and his experience brings to the board of directors an irreplaceable perspective with respect to our business and the industry in which we compete. These attributes make Mr. Li an ideal candidate to serve as our Chairman.

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

Ale Fan

Director. Ms. Fan had served as the Director of Finance at Jinong since January 2013. Ms. Fan had served as the deputy Director of Finance at Jinong since January 2013. She has also served as comptroller of the financial department at Jinong from September 2007 to December 2012. Prior to that, she worked as an accountant at Jinong from August 2003. Ms. Fan holds a degree in Accounting from Baoji University of Arts and Sciences. We believe that Ms. Fan’s knowledge of the Company’s history and day-to-day operations and her experience in accounting and finance in the PRC qualify her to serve a director of our company.

Lianfu Liu

Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as a director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu's experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Yiru Shi

Director, Chairman of the Audit Committee, Compensation Committee Member and Nominating Committee Member. Ms. Shi has served as a director of our company since December 9, 2011. Ms. Shi previously served as an independent director for Kingtone Wirelessinfo Solution Holding Ltd (Nasdaq: KONE) from March 2010 to July 2011. Prior to that, Ms. Shi served as Chief Financial Officer at China Infrastructure Construction Inc. from December 2009 to October 2010 and Chief Financial Officer at Shengtai Pharmaceutical Inc. from 2008 to December 2009. Prior to that, Ms. Shi served as Audit Manager at Kabani & Co. Inc. from 2005 to 2008. Ms. Shi graduated from the University of California, Irvine with an MBA degree in 2003 and Beijing Polytechnic University in 1997 with a Bachelor’s degree in Computer Science and International Trade and Business. Ms. Shi is a CPA in the United States and is fluent in English and Chinese. We believe Ms. Shi’s technical accounting background, strong academic credentials and substantial experience as a director and officer of other public companies qualifies Ms. Shi to serve on, and be a significant addition to, our Board of Directors.

Jianlei Shen	Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Shen has four years of experience in online sales of agriculture materials. He has been working on developing an national e-commerce transaction platform of fertilizer since 2011. He worked on integrating fertilizer producers with online financial service and distributors in order to help the fertilizer producers survive and transit with the development of the e-commerce in the Chinese agriculture industry. Prior to that, Mr. Shen was working in China Medical Instrument Company(CMIC), and he was in charge of the enterprise information-based construction, including the development of the national medical apparatus and instruments online sales platform. Before that, Mr. Shen worked in the State Pharmaceutical Administration. Mr. Shen also worked at the Ministry of Science and Technology from 1991 to 1997. He graduated with a Master’s degree in industrial engineering from Changchun University of Technology in 2000. We believe Mr. Shen’s extensive e-commerce experience in agriculture industry qualifies Mr. Shen to serve as an independent director of our company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are also required to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during the year ended June 30, 2015, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them except as follows: the Form 4s filed on December 23, 2014 by five of our directors, executive officers and holders of ten percent or more of our common stock, which reported certain shares granted under the Company’s 2009 Equity Incentive Plan and were due on October 2, 2014, were not timely filed; the Form 4 filed on August 17, 2015 by Ms. Yiri Shi which reported certain shares sold and were due on August 10, 2015, was not timely filed.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and officers, and the members of our Board of Directors, which was amended and restated in 2010. The Amended and Restated Code of Ethics (the “Code of Ethics”) is available on our website at www.cgagri.com. Printed copies are available upon request without charge. Any amendment to or waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Messrs. Jianlei Shen, Lianfu Liu and Ms. Yiru Shi, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Ms. Shi qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Shi. The Audit Committee held four meetings during the fiscal year ended June 30, 2015. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Jianlei Shen, Lianfu Liu and Ms. Yiru Shi. The Chairman of the Compensation Committee is Ms. Shen. The Compensation Committee held one meeting during the fiscal year ended June 30, 2015. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Jianlei Shen, Lianfu Liu and Ms. Yiru Shi. The Chairman of the Nominating Committee is Mr. Liu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2015. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

To counterbalance the potential for ineffective Board oversight, we have adopted a governance structure that includes: (i) a designated lead independent director; (ii) annual elections of directors by a majority of votes cast at the annual meeting of shareholders; (iii) committees composed entirely of independent directors; and (iv) established corporate governance and ethics guidelines. Our Board appointed Ms. Yiru Shi to serve as the Board’s lead independent director. The lead independent director acts as an intermediary between the Board and senior management. Among other things, the lead independent director is responsible for facilitating communication among directors and between the Board and the Chief Executive Officer, working with the Chief Executive Officer to provide an appropriate information flow to the Board, and chairing executive sessions of the independent directors. Executive sessions of our independent directors occur following regularly scheduled quarterly audit committee meetings, and at such other times as the independent directors deem appropriate. However, the Board recognizes that circumstances may change over time and as they do, changes to the leadership structure may be warranted.

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

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2015. Accordingly, our “Named Executive Officers” are Mr. Tao Li, our Chairman, President and Chief Executive Officer, and Mr. Ken Ren, our Chief Financial Officer.

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

Compensation Objectives

Our compensation objectives are as follows:

·	We strive to provide competitive executive compensation programs that will help to attract highly qualified individuals necessary for our continued growth. Once an executive is hired, our goal is to retain and motivate them to achieve higher levels of performance and be appropriately rewarded for that effort.

·	Compensation and benefits are competitive with the local labor markets in which we compete, and focus also will be given to companies that operate in the agriculture, feed, and fertilizer industries. Peer companies will typically have annual revenues that are one-half to double that of us, for the purposes of compensation benchmarking.

·	We provide an executive compensation package consisting of base salary, incentives (short term & long term), and benefits that are consistent with similar positions at our recognized competitors. Each component addresses individual and company performance with a focus on long-term profitable growth and shareholder return, competitive conditions, and our overall financial performance.

·	All compensation programs are administered without regard to race, religion, national origin, color, sex, age, or disability, and adhere to all local laws and regulations.

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

Stock-Based Awards under the Equity Incentive Plan

In addition to base salary, the other key component of executive compensation we provide to our Named Executive Officers is equity-based compensation. In October 2009, our Board adopted our 2009 Equity Incentive Plan (the “Plan”), which was approved by our shareholders at our annual shareholders meeting in December 2009 and amended in December 2012, December 2013 and June 2015. The Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The Board and the Compensation Committee believe the ability to grant restricted stock, stock options and make other stock-based awards under the Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success.

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

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the Plan to certain executive officers, directors and employees, among which (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees. The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees.

Employee Stock Purchase Plan

On August 9, 2012 the Board adopted the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. The Board adopted the Company’s Third Amended and Restated Employee Stock Purchase Plan (the “Restated ESPP”) on May 15, 2015. The Restated ESPP reserved a total of 3,750,000 shares of Common Stock, including 1,250,000 shares of Common Stock that was increased the third time. Shareholder approval is not required with respect to the issuance under the ESPP pursuant to Sections 303A.08 or 312.03 of the NYSE Listed Company Manuel. The ESPP has been delegated to be administered by the Compensation Committee since October 19, 2012. Any employee of the Company or any parent (if any) and subsidiary corporation of the Company (the “Affiliate”), who is not a natural person resident in the United States, who has been in the employ of the Company or any Affiliate for such continuous period as required by the Board preceding the grant of rights under the ESPP is eligible to participate in the ESPP during the applicable offering period, subject to administrative rules established by the Compensation Committee.

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

During the fiscal year ended June 30, 2014, the Company firstly issued 118,778 shares of common stock at the market price of $4.42 per share to Mr. Tao Li ($525,000 in total), the Company’s Chairman and Chief Executive Officer under the ESPP on September 26,2013. The Company then issued 533,165 shares of common stock at the market price of $2.35 per share to certain employees enrolled in the ESPP ($1,252,938 in total) on May 26, 2014. During the year ended June 30, 2015, the Company issued 1,362,495 shares of common stock to its employees under the ESPP for cash of $2,946,746 and the Company issued 326,483 shares of common stock to its Chairman, Mr. Li, for cash proceeds of $626,847 under the ESPP.

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

Summary Compensation Table— Fiscal Years Ended June 30, 2015, 2014 and 2013

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during each of the three fiscal years ended June 30, 2015, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tao Li Chief Executive	June 30, 2015	$300,000	$36,000	$504,000	—	—	—	—	$840,000
Officer, President	June 30, 2014	$300,000	$36,000	$2,054,400	—	—	—	—	$2,390,400
and Chairman of the Board	June 30, 2013	$300,000	$36,000	—	—	—	—	—	$336,000

Ken Ren Chief	June 30, 2015	$160,000	$16,800	$210,000	—	—	—	—	$386,800
Financial	June 30, 2014	$160,000	$16,800	$856,000	—	—	—	—	$1,032,800
Officer	June 30, 2013	$160,000	$16,800	$656,000	—	—	—	—	$832,800

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our Named Executive Officers.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2015:

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)	Units (#)	Options (#)	Awards ($ /Sh)	Awards ($)(1)
Tao Li	—	—	—	—	—	—	—	240,000	—	$2.10.	$504,000
Ken Ren	—	—	—	—	—	—	—	100,000	—	$2.10	$210,000

(1)	With respect to the restricted stock awards, the grant date fair value is calculated by multiplying the number of shares granted by the closing price on the trading day immediately preceding the grant date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreement

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2015.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Tao Li	—	—	—	—	—	—	$—	—	$—

Ken Ren	—	—	—	—	—	—	$—	—	$—

Option Exercises and Stock Vested During the Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING THE FISCAL YEAR

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tao Li	—	—	666,000	$1,188,880	(1)

Ken Ren	—	—	100,000	$181,000	(2)

(1)	Represents the vesting of (i) 226,000 shares of restricted stock on September 30, 2014 with a market value of $1.98per share on such date, (ii) 250,000 shares of restricted stock on December 31, 2014 with a market value of $1.52 per share on such date, and (iii) 130,000 shares of restricted stock on March 31, 2015 with a market value of $1.76 per share on such date. (iv) 60,000 shares of restricted stock on June 30, 2015 with a market value of $2.12 per share on such date.

(2)	Represents the vesting of (i) 50,000 shares of restricted stock on September 30, 2014 with a market value of $1.98 per share on such date, (ii) 25,000 shares of restricted stock on December 31, 2014 with a market value of $1.52 per share on such date, and (iii) 25,000 shares of restricted stock on March 31, 2015 with a market value of $1.76 per share on such date.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2015, there were no outstanding options to purchase any shares of common stock granted under the Plan. Options granted in the future under the Plan are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	4,208,807
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,208,807

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2015.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yizhao Zhang		$26,000	$84,000	(2)	—	—	—	0	84,000
Yiru Shi		$26,000	$63,000	(2)	—	—	—	0	63,000
Lianfu Liu		$26,000	$42,000	(2)	—	—	—	0	42,000
Jianlei Shen	(3)	N/A	N/A		N/A	N/A	N/A	N/A	N/A
Ale Fan	(3)	N/A	N/A		N/A	N/A	N/A	N/A	N/A

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our directors. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our directors.

(2)	Represents 40,000, 30,000, 20,000 shares of restricted shares to three independent directors respectively which granted by the Company on September 30, 2014.

(3)	The director’s appointment was effective on June 30, 2015. Consequently, there are no applicable numbers to be filled our herein.

The directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2015 were Ms. Yiru Shi and Messrs. Jianlei Shen and Lianfu Liu. During the fiscal year ended June 30, 2015:

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

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2015, and (2) assuming a change in control on June 30, 2015.

Name	Termination Without Cause(1)	Change in Control(2)
Tao Li	$794	$1,411,920	(3)

(1)	Represents the payment made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2015, i.e., $2.12 per shares, multiplied by the number of unvested shares.

(3)	Represents the vesting of 666,000 shares of restricted stock.

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

The following table sets forth certain information as of September 15, 2015, the latest applicable date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of September 15, 2015, an aggregate of 35,928,413 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

	Greater Than 5% Shareholders

Common Stock	Tao Li	10,662,695	(3)	29.7%

	Directors and Executive Officers

Common Stock	Tao Li President, Chief Executive Officer and Chairman of the Board	10,662,695		29.7%

Common Stock	Ken Ren Chief Financial Officer	680,000		1.9	*

Common Stock	Yiru Shi Director	60,000		--	*

Common Stock	Jianlei Shen Director	0		--	*

Common Stock	Ale Fan Director	0		--	*

Common Stock	Yu Hao Former Director	42,523		--	*

Common Stock	Yizhao Zhang Former Director	151,000		--	*

Common Stock	Lianfu Liu Director	81,000		--	*

	All executive officers and directors as a group	11,677,218		32.5%

 * Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

(2)	In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 35,928,413 shares of common stock outstanding as of September 15, 2015, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Includes (i) 497,387 shares held by Mr. Li’s wife, and (ii) 897,387 shares held by Mr. Li’s son. Mr. Li disclaims beneficial ownership with respect to the shares held by his wife and son.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As of June 30, 2015 and 2014, the amount due to related parties was $2,068,102 and $1,758,336, respectively. At June 30, 2015 and 2014, $1,184,643 and $1,136,800, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

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

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB 24,480 (approximately $4,007).

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

Communications with the Board

Interested parties may communicate with any of our directors, our Board as a group, our independent directors as a group or any committees of the Board by sending an e-mail to Ran Liu, Secretary to the Board of Directors, at liuran@cgagri.com and indicating the intended recipient in the subject line, or by writing to Ms. Liu at China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The Board has given Ms. Liu, as Secretary to the Board of Directors, the discretion to distribute communications to the director or directors, after ascertaining whether the communications are appropriate to duties and responsibilities of the Board. Communications that relate to ordinary business matters that are not within the scope of the Board’s responsibilities will be forwarded to the appropriate employee within our company. Solicitations, junk email and obviously frivolous or inappropriate communications will not be forwarded. You will receive a written acknowledgement from the Secretary to the Board upon receipt of your communication.

Independence of the Board

Our Board is currently composed of five (5) members. Jianlei Shen, Yiru Shi and Lianfu Liu qualify as independent directors in accordance with the published listing requirements of the New York Stock Exchange (“NYSE”). The NYSE independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE rules, our Board has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Board Meetings

The Board held four meetings, by telephone, in the fiscal year ended June 30, 2015. In addition, the Board unanimously approved fourteen written consents on matters between meetings. During the fiscal year ended June 30, 2015, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Except as set forth in our discussion above, none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2015 and 2014:

	Years Ended
	June 30, 2015	June 30, 2014
Audit Fees	$230,000	$375,000
Audit related fees	10,000	5,000
Tax fees	-	-
All Other Fees	-	-
Total	$240,000	$380,000

Audit Fees

The aggregate fees billed by Kabani &Company, Inc. for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services in connection with statutory and regulatory filings or engagements were $230,000 and $375,000 for the fiscal years ended June 30, 2015 and 2014, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $10,000 and $5,000 for the fiscal years ended June 30, 2015, and 2014, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Friedman for our consolidated financial statements as of and for the year ended June 30, 2015.

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

China Green Agriculture, Inc.

Date: September 16, 2015	By:	/s/ Tao Li
Tao Li, President and CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

September 16, 2015	/s/ Tao Li
Tao Li, Chairman of the Board of Directors, President and CEO (principal executive officer)

September 16, 2015	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

September 16, 2015	/s/ Ale Fan
Ale Fan, Director

September 16, 2015	/s/ Lianfu Liu
Lianfu Liu, Director

September 16, 2015	/s/ Jianlei Shen
Jianlei Shen, Director

September 16, 2015	/s/ Yiru Shi
Yiru Shi, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2015

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

10.1	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.2	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.3	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Employment Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and Qing Xin Jiang dated July 1, 2010. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.5	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.6	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.7	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Yizhao Zhang. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.9	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.10	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.11	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

E-1

10.12	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.13	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.14	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.15	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2013)

10.16	Procurement Delegation Agreement dated November 1, 2013 by and between Xi’an Hu Country Yuxing Agriculture Science & Technology Co., Ltd. and Xi’an TechTeam Investment Holding Group (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on February 10, 2014.)

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1	List of Subsidiaries of the Company.

23.1	Consent of Kabani & Company, Inc., Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. The Company’s management is responsible for these financial statements and schedules. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture, Inc. and its subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

September 16, 2015

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND 2014

	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$92,982,564	$26,890,321
Accounts receivable, net	68,528,598	88,781,608
Other receivable, net	-	3,942,542
Inventories	101,302,947	75,486,898
Prepaid expenses and other current assets	459,400	480,432
Advances to suppliers, net	40,910,837	32,630,865
Total Current Assets	304,184,346	228,212,666

Plant, Property and Equipment, Net	44,634,194	48,061,611
Other Receivables, Net of current portion	-	2,628,361
Deferred Asset, Net	51,527,209	83,680,425
Other Assets	185,480	98,018
Intangible Assets, Net	23,805,746	25,225,143
Goodwill	5,245,643	5,203,986

Total Assets	$429,582,618	$393,110,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,372,130	$3,378,248
Customer deposits	19,129,853	25,700,586
Accrued expenses and other payables	4,952,977	4,309,073
Amount due to related parties	2,068,102	1,758,336
Taxes payable	4,504,542	1,921,455
Short term loans	23,605,540	24,002,720
Total Current Liabilities	56,633,144	61,070,418

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 35,905,198 and 32,362,534 shares issued and outstanding as of June 30, 2015 and 2014, respectively	35,905	32,362
Additional paid-in capital	123,360,384	114,605,214
Statutory reserve	25,030,688	22,540,394
Retained earnings	198,814,259	172,021,331
Accumulated other comprehensive income	25,708,238	22,840,491
Total Stockholders' Equity	372,949,474	332,039,792

Total Liabilities and Stockholders' Equity	$429,582,618	$393,110,210

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

	2015	2014	2013
Sales
Jinong	$130,355,168	$117,706,033	$110,585,022
Gufeng	128,675,606	112,011,233	102,915,414
Yuxing	4,323,514	3,684,822	3,397,520
Net sales	263,354,288	233,402,088	216,897,956
Cost of goods sold
Jinong	51,948,851	48,629,095	51,883,935
Gufeng	104,361,828	90,748,540	83,020,447
Yuxing	3,087,707	2,825,680	2,609,720
Cost of goods sold	159,398,386	142,203,315	137,514,102
Gross profit	103,955,902	91,198,773	79,383,854
Operating expenses
Selling expenses	9,010,486	8,812,457	4,395,154
Selling expenses - amortization of deferred asset	41,902,052	27,390,957	9,970,715
General and administrative expenses	11,330,440	14,515,884	9,632,523
Impairment of assets	-	5,161,815	-
Total operating expenses	62,242,978	55,881,113	23,998,392
Income from operations	41,712,924	35,317,660	55,385,462
Other income (expense)
Other income (expense)	59,176	(501,500)	613,008
Interest income	302,480	140,310	310,723
Interest expense	(1,712,639)	(1,380,829)	(1,351,157)
Total other income (expense)	(1,350,983)	(1,742,019)	(427,426)
Income before income taxes	40,361,941	33,575,641	54,958,036
Provision for income taxes	8,916,815	8,060,946	10,183,988
Net income	31,445,126	25,514,695	44,774,048
Other comprehensive income
Foreign currency translation gain	2,867,747	1,027,081	6,032,903
Comprehensive income	$34,312,873	$26,541,776	$50,806,951

Basic weighted average shares outstanding	33,983,698	31,403,001	27,775,964
Basic net earnings per share	$0.93	$0.81	$1.61
Diluted weighted average shares outstanding	33,983,698	31,403,001	27,775,964
Diluted net earnings per share	0.93	0.81	1.61

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders'
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2012	27,455,722	27,456	102,175,709	15,130,158	$109,142,824	15,780,507	242,256,654

Net income for the year ended June 30, 2013	-	-	-	-	44,774,048		44,774,048

Issuance of stock for consulting services	111,605	111	388,891	-	-	-	389,002

Issuance of stock for payment of due to related party	90,909	91	299,909	-	-	-	300,000

Stock based compensation	2,285,000	2,285	3,098,400	-	-	-	3,100,685

Transfer to statutory reserve	-	-	-	4,991,747	(4,991,747)	-	-

Other comprehensive income	-	-	-	-	-	6,032,903	6,032,903

BALANCE, JUNE 30, 2013	29,943,236	29,943	105,962,909	20,121,905	$148,925,125	21,813,410	296,853,292

Net income	-	-	-	-	25,514,695		25,514,695

Issuance of stock for consulting services	17,356	17	65,518	-	-	-	65,535

Issuance of stock for payment of due to related party	118,778	119	524,881	-	-	-	525,000

Stock based compensation	2,283,164	2,283	8,051,906	-	-	-	8,054,189

Transfer to statutory reserve	-	-	-	2,418,489	(2,418,489)	-	-

Other comprehensive income	-	-	-	-	-	1,027,081	1,027,081

BALANCE, JUNE 30, 2014	32,362,534	32,362	114,605,214	22,540,394	172,021,331	22,840,491	332,039,792

Net income	-	-	-	-	31,445,126		31,445,126

Issuance of stock for consulting services	103,686	104	204,999	-	-	-	205,103

Issuance of stock for payment of due to related party	326,483	326	626,521	-	-	-	626,847

Stock based compensation	1,750,000	1,750	4,978,267	-	-	-	4,980,017

Sale of common stock for cash	1,362,495	1,363	2,945,383	-	-	-	2,946,746

Dividend to common stockholders	-	-	-	-	(2,161,904)	-	(2,161,904)

Transfer to statutory reserve	-	-	-	2,490,294	(2,490,294)	-	-

Other comprehensive income	-	-	-	-	-	2,867,747	2,867,747

BALANCE, JUNE 30, 2015	35,905,198	$35,905	$123,360,384	$25,030,688	$198,814,259	$25,708,238	$372,949,474

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

	2015	2014	2013
Cash flows from operating activities
Net income	$31,445,126	$25,514,695	$44,774,048
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	5,185,120	8,119,724	3,489,687
Depreciation and amortization	47,709,523	33,261,249	14,764,046
Impairment of assets		5,161,815	-
Loss on disposal of property, plant and equipment	26,184	-	-
Changes in operating assets
Accounts receivable	20,861,251	(3,149,501)	(21,651,656)
Other current assets	24,758	(81,255)	(90,500)
Inventories	(25,088,572)	(40,948,365)	(5,212,729)
Advances to suppliers	(7,979,577)	(12,362,036)	(7,635,033)
Other assets	(66,702)	48,777	87,228
Changes in operating liabilities
Accounts payable	(1,026,403)	(7,716)	(3,589,487)
Customer deposits	(6,743,348)	24,321,366	(1,228,419)
Tax payables	2,555,157	(23,961,587)	7,555,402
Accrued expenses and other payables	632,400	695,186	(286,860)
Amount due to related parties	-	-	1,115,100
Net cash provided by operating activities	67,534,917	16,612,352	32,090,827

Cash flows from investing activities
Purchase of plant, property, and equipment	(446,291)	(1,602,460)	(529,505)
Proceeds from other receivables	6,591,134	-	-
Deferred assets	(9,239,387)	(72,061,705)	(31,919,750)
Net cash used in investing activities	(3,094,544)	(73,664,165)	(32,449,255)

Cash flows from financing activities
Proceeds from the sale of common stock	3,573,593	-	-
Proceeds from loans	21,844,890	35,145,885	2,943,885
Repayment of loans	(22,431,330)	(27,282,645)	(1,103,970)
Payment of dividends	(2,161,904)		-
Advance from related party	300,400	650,000	-
Net cash provided by financing activities	1,125,649	8,513,240	1,839,915

Effect of exchange rate change on cash and cash equivalents	526,221	397,405	1,571,372
Net increase (decrease) in cash and cash equivalents	66,092,243	(48,141,168)	3,052,859

Cash and cash equivalents, beginning balance	26,890,321	75,031,489	71,978,630
Cash and cash equivalents, ending balance	$92,982,564	$26,890,321	$75,031,489

Supplement disclosure of cash flow information
Interest expense paid	$1,712,670	$1,380,829	$1,009,506
Income taxes paid	$6,361,658	$32,022,533	$22,658,825

Supplemental Disclosure of Non-Cash Financing Activities:
Issuance 118,778 shares of common stock for repayment of amount due to related party	$-	$525,000	$300,000
Transfer of Property, Plant and Equipment to Assets held for sale	$-	$-	$11,676,736

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeamJinongHumic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the PRC controlled by Jinong through contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

The Company’s corporate structure as of June 30, 2015 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in two banks in China. The aggregate cash in such accounts and on hand as of June 30, 2015 and 2014 was $92,676,188 and $26,772,382, respectively. There is no insurance securing these deposits in China over $81,850 (RMB 500,000). In addition, the Company also had $306,376 and $117,939 in cash in two banks in the United States as of June 30, 2015 and 2014, respectively, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2015 and 2014, the Company had accounts receivable of $68,528,598 and $88,781,608, net of allowance for doubtful accounts of $307,923 and $237,594, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Other receivable

Other receivable relates to the amount due from the sale of certain equipment from the Company’s Jintai facility. The receivable balance is secured by the equipment that was sold and is non-interest bearing. The balance of other receivables was paid in full during the year ended June 30, 2015.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market price. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At June 30, 2015 and 2014, the Company had no reserve for obsolete goods.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. At June 30, 2015, the Company determined that there were no impairments of its long-lived assets. During the year ended June 30, 2014, the Company determined that the fair value of certain equipment from the Company’s Jintai facility was less than the carrying amounts and took an impairment charge of $5,161,815. The Company sold the assets during the fourth quarter of 2014. Such an impairment was due to the facts that: 1) Most of Jintai’s greenhouse facilities could not be used during the migration process; 2) most piping systems could not be reused in the future; 3) the pavement and lawn property which were sold in the asset purchase contract could not be used again.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the year ended June 30, 2015, the Company amortized $41,902,052 of the deferred assets, as compared to $27,390,957 and $9,970,715 for the years ended June 30, 2014 and 2013, respectively. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending June 30, 2016, 2017, and 2018 is $33,918,929, $16,838,331 and $769,949, respectively.

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

JUNE 30, 2015

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

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2015, and 2014, respectively.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of June 30, 2015, the Company performed the required impairment review which resulted in no impairment adjustment.

Summary of changes in goodwill by reporting segments is as follows:

		Foreign
	Balance at	Currency	Balance at
Entity	June 30, 2014	Adjustment	June 30, 2015
Gufeng	$5,203,986	$41,657	$5,245,643

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had no assets and liabilities measured at fair value at June 30, 2015 and 2014.

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

JUNE 30, 2015

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance are made as products delivered and accepted by customers are not returnable and sales discounts are not granted after products are delivered.

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2015 and 2014, the Company had customer deposits of $19,129,853 and $25,700,586, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2015, 2014 and 2013. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

As of June 30, 2015, the Company, through its subsidiaries is engaged into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

The components of basic and diluted earnings per share consist of the following:

	For the Years Ended June 30,
	2015	2014	2013
Net Income for Basic Earnings Per Share	$31,445,126	$25,514,695	$44,774,048
Basic Weighted Average Number of Shares	33,983,698	31,403,001	27,775,964
Net Income per Share – Basic	$0.93	$0.81	$1.61
Net Income for Diluted Earnings Per Share	31,445,126	25,514,695	44,774,048
Diluted Weighted Average Number of Shares	33,983,698	31,403,001	27,775,964
Net Income per Share – Diluted	$0.93	$0.81	$1.61

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2015 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Recent accounting pronouncements

FASB Accounting Standards Update No. 2014-08

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

FASB Accounting Standards Update No. 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

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

FASB Accounting Standards Update No. 2015-02

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

FASB Accounting Standards Update No. 2015-14

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2015	2014
Raw materials	$48,294,614	$24,618,225
Supplies and packing materials	529,398	492,954
Work in progress	348,670	440,935
Finished goods	52,130,265	49,934,784
Total	$101,302,947	$75,486,898

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	June 30,
	2015	2014
Building and improvements	$43,699,066	$43,020,120
Auto	900,562	950,428
Machinery and equipment	23,173,209	22,885,877
Agriculture assets	833,165	826,549
Total property, plant and equipment	68,606,002	67,682,974
Less: accumulated depreciation	(23,971,808)	(19,621,363)
Total	$44,634,194	$48,061,611

Depreciation expenses for the years ended June 30, 2015, 2014 and 2013 were $4,319,185, $4,385,103 and $3,214,655, respectively.

Agriculture assets consist of reproductive trees that are expected to be commercially productive for a period of eight years.

NOTE 5- INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2015	2014
Land use rights, net	$11,554,776	$11,723,976
Technology patent, net	251,007	498,027
Customer relationships, net	5,337,373	6,350,586
Non-compete agreement	0	42,874
Trademarks	6,662,590	6,609,680
Total	$23,805,746	$25,225,143

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

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $171,222). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,192,571). The intangible asset is being amortized over the grant period of 50 years.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

The Land Use Rights consisted of the following:

	June 30,	June 30,
	2015	2014
Land use rights	$13,344,160	$13,238,189
Less: accumulated amortization	(1,789,384)	(1,514,213)
Total land use rights, net	$11,554,776	$11,723,976

TECHNOLOGY PATENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,506,040) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	June 30,	June 30,
	2015	2014
Technology know-how	$2,467,789	$2,448,191
Less: accumulated amortization	(2,216,781)	(1,950,164)
Total technology know-how, net	$251,008	$498,027

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired customer relationships was estimated to be RMB 65,000,000 (or $10,640,500) and is amortized over the remaining useful life of ten years.

	June 30,	June 30,
	2015	2014
Customer relationships	$10,640,500	$10,556,000
Less: accumulated amortization	(5,303,128)	(4,205,414)
Total customer relationships, net	$5,337,372	$6,350,586

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired non-compete agreement was estimated to be RMB 1,320,000 (or $216,084) and is amortized over the remaining useful life of five years using the straight line method.

	June 30,	June 30,
	2015	2014
Non-compete agreement	$216,084	$214,368
Less: accumulated amortization	(216,084)	(171,494)
Total non-compete agreement, net	$-	$42,874

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB 40,700,000 (or $6,662,590) and is subject to an annual impairment test.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Year Ends	Expense ($)
June 30, 2015	1,581,941
June 30, 2016	1,330,933
June 30, 2017	1,330,933
June 30, 2018	1,330,933
June 30, 2019	1,330,933

NOTE 6- ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2015	2014
Payroll payable	$18,451	$7,964
Welfare payable	168,061	166,727
Accrued expenses	3,554,733	2,948,727
Other payables	1,098,705	1,049,783
Other levy payable	113,027	135,872
Total	$4,952,977	$4,309,073

NOTE 7- AMOUNT DUE TO RELATED PARTIES

As of June 30, 2015 and 2014, the amount due to related parties was $2,068,102 and $1,758,336, respectively. At June 30, 2015 and 2014, $1,184,643 and $1,136,800, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB24,480 (approximately $4,007).

NOTE 8- LOAN PAYABLES

As of June 30, 2015, the short-term loan payables consisted of ten loans which mature on dates ranging from August 6, 2014 through April 29, 2016 with interest rates ranging from 5.60% to 7.80%. The loans No 6 and 10 are collateralized by Tianjuyuan’s land use right and building ownership right. The loan No.8 is collateralized by Gufeng’s deposit. The loan No.7 is collateralized by Jinong’s land use right and Jinong’s credit. The loan No. 2 and 9 are guaranteed by Jinong’s credit. The loans No.3, 4 and 5 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No.1 is guaranteed by Jinong and Tianjuyuan’s deposit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2015
1	Bank of Beijing- Pinggu Branch	Aug 6, 2014 - Aug 5, 2015	6.72%	$1,637,000
2	China Merchants Bank- Chaoyangmen Branch	Aug 27, 2014 - Aug 26, 2015	7.80%	1,637,000
3	Beijing International Trust Co., Ltd	Sep 24, 2014 - Sep 23, 2015	7.80%	1,637,000
4	Beijing International Trust Co., Ltd	Oct 28, 2014 - Oct 27, 2015	7.80%	1,637,000
5	Beijing International Trust Co., Ltd	Dec 16, 2014 - Dec 15, 2015	7.28%	1,637,000
6	Agriculture Bank of China-Pinggu Branch	Jan 21, 2015 - Jan 20, 2016	6.16%	1,309,600
7	Bank of Tianjin- Beijing Branch	Feb 3, 2015 - Jan 27, 2016	6.16%	6,548,000
8	Bank of Tianjin- Beijing Branch	Feb 11, 2015 - Feb 10, 2016	5.60%	4,616,340
9	China Merchants Bank- Chaoyangmen Branch	March 16, 2015 - March 15, 2016	6.96%	818,500
10	Agriculture Bank of China-Pinggu Branch	May 12, 2015 - April 29, 2016	5.89%	2,128,100
	Total			23,605,540

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

As of June 30, 2014, the short-term loan payables consisted of eleven loans which mature on dates ranging from August 16, 2013 through April 24, 2015 with interest rates ranging from 6.00% to 7.80%. The loans No.7,10 and 11below are collateralized by Tianjuyan’s land use right and building ownership right. The loan No. 2 is collateralized by Gufeng and Tianjuyuan. The loan No.8 is collateralized by deposit. The loans No. 1, 3, 4, 5 and 9 are guaranteed by Jinong’s credit. The loan No. 6 is collateralized by the land use rights of Jinong.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2014
1	China Merchants Bank Chaoyang Branch	Feb 25, 2014 – Aug 14, 2014	6.90%	$2,030,000
2	Beijing Bank Pinggu Branch	Aug 16, 2013 - Aug 15, 2014	7.20%	1,624,000
3	Beijing International Trust Co., Ltd	Sep 25, 2013 - Sep 24, 2014	7.80%	1,624,000
4	Beijing International Trust Co., Ltd	Oct 30,2013 - Oct 29, 2014	7.80%	1,624,000
5	Beijing International Trust Co., Ltd	Dec 12,2013 - Dec 11, 2014	7.80%	1,624,000
6	Tianjin Bank Beijing Branch	Jan 08, 2014 - Jan 07, 2015	6.60%	5,684,000
7	Agriculture Bank of China-Pinggu Branch	Jan 15, 2014 - Jan 14, 2015	6.60%	1,364,160
8	Tianjin Bank Beijing Branch	Jan 23, 2014 - Jan 22,2015	6.00%	3,053,120
9	China Merchants Bank Chaoyang Branch	Feb 19, 2014 - Feb 18, 2015	7.20%	2,436,000
10	Agriculture Bank of China-Pinggu Branch	March 24, 2014 - Mar 23, 2015	6.60%	1,299,200
11	Agriculture Bank of China-Pinggu Branch	Apr 25, 2014 - Apr 24, 2015	6.60%	1,640,240
	Total			24,002,720

The interest expense from short-term loans was $1,712,639, $1,380,829 and $1,351,157 for the years ended June 30, 2015, 2014 and 2013, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 9– TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2015, 2014 and 2013 of $4,262,040, $4,249,206 and $6,654,038, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $4,654,774, $3,811,740 and $3,529,950 for the year ended June 30, 2015, 2014 and 2013, respectively.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “Reinstatement of VAT for Fertilizer Products”, and Notice #97, “Supplementary Reinstatement of VAT for Fertilizer Products”, which restore the VAT of 13% of the gross sales price on certain fertilizer products starting from September 1, 2015, but granted tax payers a reduced rate of 3% September 1, 2015 through June 30, 2016.

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2015	2014
VAT provision	$27,251	$61,506
Income tax payable	3,778,339	1,166,683
Other levies	698,952	693,266
Total	$4,504,542	$1,921,455

The provision for income taxes consisted of the following:

	Years Ended June 30,
	2015	2014	2013
Current tax - foreign	$8,916,815	$8,060,946	$10,183,988
Deferred tax	-	-	-
	$8,916,815	$8,060,946	$10,183,988

The components of deferred income tax assets and liabilities as of June 30, 2015 and 2014 are as follows:

	June 30,	June 30,
	2015	2014
Deferred tax assets:
Net operating loss	$11,847,474	$9,616,214
Total deferred tax assets	11,847,474	9,616,214
Less valuation allowance	(11,847,474)	(9,616,214)
	$-	$-

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

At June 30, 2015, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $9.6 million valuation allowance associated with its deferred tax assets.

Tax Rate Reconciliation

The Company’s effective tax rates were approximately 22.1%, 24.0% and 18.5% for years ended June 30, 2015, 2014 and 2013, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2015, 2014 and 2013 for the following reasons:

June 30, 2015
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$46,922,721		$(6,560,780)		$40,361,941

Expected income tax expense (benefit)	11,730,680	25.0%	(2,230,665)	34.0%	9,500,015
High-tech income benefits on Jinong	(2,675,905)	(5.7)%	-	-	(2,675,905)
Losses from subsidiaries in which no benefit is recognized	(137,960)	(0.3)%	-	-	(137,960)
Change in valuation allowance on deferred tax asset from US tax benefit			2,230,665	(34.0)%	2,230,665
Actual tax expense	$8,916,815	19.0%	$-	-%	$8,916,815	22.1%

June 30, 2014
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$42,708,208		$(9,132,567)		$33,575,641

Expected income tax expense (benefit)	10,677,052	25.0%	(3,105,073)	34.0%	7,571,979
High-tech income benefits on Jinong	(1,568,160)	(3.7)%	-	-	(1,568,160)
Losses from subsidiaries in which no benefit is recognized	(1,047,946)	(2.5)%	-	-	(1,047,946)
Change in valuation allowance on deferred tax asset from US tax benefit	-		3,105,073	(34.0)%	3,105,073
Actual tax expense	$8,060,946	18.9%	$-	-%	$8,060,946	24.0%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

NOTE 10– STOCKHOLDERS’ EQUITY

Common Stock

On September 26, 2013, the Company issued 118,778 shares of Common Stock at the market price of $4.42 per share to Mr. Tao Li as repayment for $ 200,000 he previously advanced the Company and $325,000 for unpaid compensation.

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

The table below summarized the restricted shares of common stock issued under the 2009 Plan:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

			Grant Date
	Number of	Fair Value of	Fair Value
	Shares	Shares	Per share

Outstanding (unvested) at June 30, 2012	721,151	$1,637,133
Granted	1,750,000	5,132,500	$2.93
Forfeited	0	0
Vested	(818,651)	(3,100,685)
Outstanding (unvested) at June 30, 2013	1,652,500	3,668,948
Granted	1,750,000	7,490,000	$4.28
Forfeited	0	0
Vested	(1,688,500)	(8,054,189)
Outstanding (unvested) at June 30, 2014	1,714,000	3,104,759
Granted	1,750,000	3,675,000	$2.10
Forfeited	0	0
Vested	(1,756,000)	(4,981,767)
Outstanding (unvested) at June 30, 2015	1,708,000	$1,797,992

As of June 30, 2015, the unamortized expense related to the grant of restricted shares of common stock was $1,797,992 which will be amortized into expense through December 31, 2016. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

During the year ended June 30, 2014, the Company issued 17,356 shares of common stock for consulting services valued at $65,535. During the year June 30, 2015, the Company issued 103,686 shares of common stock for professional fees valued at $205,103. The shares were valued at the market price on the date of issuance.

In addition, during the year ended June 30, 2015, the Company issued 1,362,495 shares of common stock to its employees under the Company’s Employee Stock Purchase Plan (the “ESPP”) for cash of $2,946,746 and the Company sold 326,483 shares of common stock to its Chairman, Mr. Li, for cash proceeds of $626,847 under the ESPP.

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

As of June 30, 2015, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 11– STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2015, 2014 and 2013.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
Average
	Number	Exercise	Aggregate
	of Shares	Price	Intrinsic Value
Outstanding, June 30, 2012	115,099	14.66	-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2013	115,099	14.66	-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2014	115,099	14.66	-
Granted	-
Forfeited/Canceled/Expired	(115,099)
Exercised	-
Outstanding, June 30, 2015	-	-	-

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

Vendor and Customer Concentration

There were two vendors, Sino-agri Holding Co., Ltd and Beijing Baofengnian Agricultural Material Co. Ltd,, from which the Company purchased 16.9% and 10.5% of its raw materials for the year ended June 30, 2015. Total purchase from these two venders amounted to $47,116,232 as June 30, 2015. The total amount payable to these two venders as of June 30, 2015 was $13,126,582.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

There were two vendors, Beijing Dongqi Trade CenterCo., Ltd. and Beijing Baofengnian Agricultural Material Co. Ltd,, from which the Company purchased 11.6% and 10.7% of its raw materials for the year ended June 30, 2014. Total purchase from these two venders amounted to $31,597,539 as June 30, 2014. The total amount payable to these two venders as of June 30, 2014 was $8,803,074.

There were two vendors, Sino-agri Holding Co., Ltd.and_Beijing Baohenongxiang Agricultural Materials Co. Ltd., from which the Company purchased 14.6% and 13.6% of its raw materials for the year ended June 30, 2013.Total purchase from these two venders amounted to $33,832,070 as June 30, 2013. The total amount payable to these two venders as of June 30, 2013 was $9,426,904.

One customer,Sino-agri Holding Co., Ltd., accounted for $64,131,981, or 23.6% of the Company’s sales for the year ended June 30, 2015. One customer, Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. accounted for $28,503,063, or 11.2% of the Company’s sales for the year ended June 30, 2014. One customer, Beijing Baohenongxiang Agricultural Materials Co. Ltd., accounted for $39,735,292, or 18.3% of the Company’s sales for the year ended June 30, 2013.

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

NOTE 13– SEGMENT REPORTING

As of June 30, 2015, the Company was organized into three main business segments (compared with four main business segments in 2012) based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

	For the Year Ended June 30,
	2015	2014	2013
Revenues from:
Jinong	$130,355,168	117,706,034	$110,585,022
Gufeng	128,675,606	112,011,232	102,915,414
Yuxing	4,323,514	3,684,822	3,397,520
Consolidated	$263,354,288	233,402,088	$216,897,956

Operating income :
Jinong	$27,569,969	27,765,212	$44,036,878
Gufeng	20,063,568	16,636,156	15,322,045
Yuxing	640,367	48,879	(32,265)
Reconciling item (1)	-
Reconciling item (2)	(1,580,963)	(1,078,398)	(840,511)
Reconciling item (2)—stock compensation	(4,980,017)	(8,054,189)	(3,100,685)
Consolidated	$41,712,924	35,317,660	$55,385,462

Net income:
Jinong	$23,489,740	23,269,461	$37,682,986
Gufeng	13,764,794	11,271,742	10,498,393
Yuxing	751,372	106,059	533,722
Reconciling item (1)	200	20	142
Reconciling item (2)	(6,560,980)	(9,132,587)	(3,941,195)
Consolidated	$31,445,126	25,514,695	$44,774,048

Depreciation and Amortization:
Jinong	$42,861,786	28,456,422	$10,065,656
Gufeng	3,319,329	3,143,837	3,298,983
Yuxing	1,528,408	1,660,990	1,399,407
Consolidated	$47,709,523	33,261,249	$14,764,046

Interest expense:

Gufeng	1,712,639	1,380,829	1,351,157

Consolidated	$1,712,639	1,380,829	$1,351,157

Capital Expenditure:
Jinong	$9,266,682	72,128,061	$31,337,204
Gufeng	13,595	112,941	7,422
Yuxing	405,401	1,423,163	1,037,272
Consolidated	$9,685,678	73,664,165	$32,381,898

Identifiable assets:
Jinong	$219,259,401	195,331,283	$197,232,555
Gufeng	165,267,975	153,655,110	108,409,694
Yuxing	44,745,889	44,003,970	43,021,886
Reconciling item (1)	312,198	123,753	68,113
Reconciling item (2)	(2,845)	(3,906)	(3,906)
Consolidated	$429,582,618	393,110,210	$348,728,342

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Total revenues from exported products currently account for approximately 0.1%, 0.1% and 0.2% of the Company’s total fertilizer revenues for the years ended June 30, 2015, 2014 and 2013, respectively.

FY 2015 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	40% humic acid organic/inorganic fertilizer	$-
India	Jinong	Liquid fertilizer	230,071
India	Jinong	Solid fertilizer	104,861
			$334,932

FY 2014 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	40% humic acid organic/inorganic fertilizer	$-
India	Jinong	Liquid fertilizer	129,351
India	Jinong	Solid fertilizer	196,572
			$325,923

FY 2013 Export Details
Exported to	Subsidiary	Type	Amount
India	Gufeng	40% humic acid organic/inorganic fertilizer	$-
India	Jinong	Liquid fertilizer	174,150
India	Jinong	Solid fertilizer	158,791
			$332,941

NOTE 14- COMMITMENTS AND CONTINGENCIES AND UNCERTAINTIES

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of $4,007 (RMB 24,480).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $484 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $53,636, $63,606 and $63,371 as rent expenses for the years ended June 30, 2015, 2014 and 2013, respectively. Rent expenses for the next five years ended June 30, are as follows:

Year Ended June 30,
2016	$53,636
2017	5,783
2018	5,783
2019	5,783
2020	5,783

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

In the next two to three years, China’s growth performance could deteriorate because of the overhang of its real estate bubble, massive manufacturing overcapacity, and the lack of new growth engines. The International Monetary Fund and UBS estimate that the Chinese economy will grow by 6.8% in 2015. If China’s economy is further slowing down, it may negatively affect the Company’s business operation and financial results.

Furthermore, as the Company relies entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect its cash flows, revenues and financial condition. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by changes in the PRC's political and economic conditions. In August 2015, the PRC Government devalued its currency by approximately 3%, represented the largest yuan depreciation for 20 years. Concerns remain that China’s slowing economy, and in particular its exports, will need a stimulus that can only come from further cuts in the exchange rate. Very limited hedging transactions are available in China to reduce the Company’s exposure to exchange rate fluctuations. To date, the Company have not entered into any hedging transactions.

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

JUNE 30, 2015

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of June 30, 2015 and 2014:

	June 30,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$79,867	$102,777
Accounts receivable, net	72,748	61,248
Inventories	18,138,137	16,538,621
Other current assets	48,845	12,745
Advances to suppliers	61,739	53,168
Total Current Assets	18,401,336	16,768,559

Plant, Property and Equipment, Net	15,692,974	16,450,206
Construction In Progress	68,921	48,883
Intangible Assets, Net	10,582,658	10,736,322
Total Assets	$44,745,889	$44,003,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$159,730	$739,526
Accrued expenses and other payables	222,871	3,086
Amount due to related parties	43,488,198	43,142,280
Total Current Liabilities	43,870,799	43,884,892

Stockholders' equity	875,090	119,078

Total Liabilities and Stockholders' Equity	$44,745,889	$44,003,970

	Year Ended June 30,
	2015	2014	2013
Revenue	$4,323,514	$3,684,822	$3,397,520
Expenses	3,572,142	3,578,763	2,863,798
Net income (loss)	$751,372	$106,059	$533,722

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company’s PRC subsidiaries net assets as of June 30, 2015 and 2014 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets	As of June 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$306,376	$117,939
Other current assets	2,977	1,908
Total Current Assets	309,353	119,847

Long-term equity investment	377,245,446	335,598,200
Total long term assets	377,245,446	335,598,200
Total Assets	$377,554,799	$335,718,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	888,743	588,343
Other payables and accrued expenses	3,502,062	2,875,392
Total Current Liabilities	4,605,325	3,678,255

Stockholders' Equities
Common stock, $.001 par value, 115,197,165 shares authorized, 32,362,534 and 29,943,236, shares issued and outstanding as of June 30, 2015 and 2014, respectively	35,905	32,362
Additional paid in capital	123,360,384	114,605,214
Accumulated other comprehensive income	25,708,238	22,840,491
Retained earnings	223,844,947	194,561,725
Total Stockholders' Equity	372,949,474	332,039,792

Total Liabilities and Stockholders' Equity	$377,554,799	$335,718,047

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Condensed Statements of Operations	Year ended June 30,
	2015	2014	2013
Revenue	$-	$-	$-
General and administrative expenses	6,560,980	9,132,587	3,941,195
Interest income (expense)	200	20	142
Equity investment in subsidiaries	38,005,906	34,647,262	48,715,101
Net income	$31,445,126	$25,514,695	$44,774,048

Condensed Statements of Cash Flows	Year Ended June 30,
	2015	2014	2013
Net cash provided by (used in) operating activities	$188,437	$55,640	$(215,239)
Net cash provided by (used in) investing activities	-
Net cash provided by financing activities	-
Cash and cash equivalents, beginning balance	117,939	62,299	277,538
Cash and cash equivalents, ending balance	$306,376	$117,939	$62,299

Notes to Condensed Parent Company Financial Information

As of June 30, 2015, 2014 and 2013, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 18 – SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2014	2014	2015	2015
Net Revenue	$51,301,790	$54,051,174	$79,487,215	$78,514,109
Gross Profit	$24,673,434	$22,909,994	$28,190,517	$28,181,957
Income (loss) from operation	$10,487,081	$7,083,518	$12,925,157	$11,217,168
Other income (expense)	$(384,404)	$(316,197)	$(191,682)	$(458,700)
Net income (loss)	$8,099,082	$5,215,437	$9,916,194	$8,214,413
Earnings (loss) per shares - basic	$0.25	$0.16	$0.29	$0.23
Earnings (loss) per shares - diluted	$0.25	$0.16	$0.29	$0.23

	Quarterly Periods Ended
	September 30,	December 31,	March 31,	June 30,
	2013	2013	2014	2014
Net Revenue	$50,303,347	$40,634,601	$70,295,981	$72,168,159
Gross Profit	$22,469,688	$18,851,515	$26,160,715	$23,716,855
Income (loss) from operation	$13,333,722	$5,478,488	$9,917,167	$6,588,283
Other income (expense)	$(293,915)	$(352,861)	$(368,954)	$(726,289)
Net income (loss)	$10,378,457	$3,675,737	$7,209,131	$4,251,370
Earnings (loss) per shares - basic	$0.35	$0.12	$0.23	$0.11
Earnings (loss) per shares - diluted	$0.35	$0.12	$0.23	$0.11

