Form 10-Q
period 2015-09-30
China Green Agriculture, Inc.
filed 2015-11-13
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-34260

CHINA GREEN AGRICULTURE, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3rd floor, Borough A, Block A. No. 181, South Taibai Road,Xi’an, Shaanxi province, PRC 710065
(Address of principal executive offices) (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ ( Do not check if a smaller reporting company )	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,936,088 shares of common stock, $.001 par value, as of November 6, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	June 30, 2015

ASSETS
Current Assets
Cash and cash equivalents	$94,360,932	$92,982,564
Accounts receivable, net	67,400,965	68,528,598
Other receivable, net	-	-
Inventories	105,405,934	101,302,947
Prepaid expenses and other current assets	399,698	459,400
Advances to suppliers, net	69,212,954	40,910,837
Total Current Assets	336,780,483	304,184,346

Plant, Property and Equipment, Net	41,952,514	44,634,194
Other Receivables, Net of current portion	-	-
Deferred Asset, Net	39,914,570	51,527,209
Other Assets	155,599	185,480
Intangible Assets, Net	22,481,635	23,805,746
Goodwill	5,037,356	5,245,643

Total Assets	$446,322,157	$429,582,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,873,268	$2,372,130
Customer deposits	48,827,694	19,129,853
Accrued expenses and other payables	5,178,476	4,952,977
Amount due to related parties	2,021,273	2,068,102
Taxes payable	434,471	4,504,542
Short term loans	20,781,840	23,605,540
Total Current Liabilities	80,117,022	56,633,144

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 36,928,413 and 35,905,198 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	36,928	35,905
Additional paid-in capital	124,481,589	123,360,384
Statutory reserve	25,763,051	25,030,688
Retained earnings	205,327,568	198,814,259
Accumulated other comprehensive income	10,595,999	25,708,238
Total Stockholders' Equity	366,205,135	372,949,474

Total Liabilities and Stockholders' Equity	$446,322,157	$429,582,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2015	2014
Sales
Jinong	$34,707,804	$34,464,165
Gufeng	18,234,832	15,986,074
Yuxing	1,241,635	851,551
Net sales	54,184,271	51,301,790
Cost of goods sold
Jinong	14,540,385	13,380,623
Gufeng	14,745,674	12,599,185
Yuxing	710,050	648,548
Cost of goods sold	29,996,109	26,628,356
Gross profit	24,188,162	24,673,434
Operating expenses
Selling expenses	2,343,755	735,637
Selling expenses - amortization of deferred asset	9,712,715	10,331,084
General and administrative expenses	2,753,642	3,119,632
Total operating expenses	14,810,112	14,186,353
Income from operations	9,378,050	10,487,081
Other income (expense)
Other income (expense)	(4,563)	41,955
Interest income	78,662	29,385
Interest expense	(429,035)	(455,744)
Total other income (expense)	(354,936)	(384,404)
Income before income taxes	9,023,114	10,102,677
Provision for income taxes	1,777,442	2,003,595
Net income	7,245,672	8,099,082
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(15,112,239)	6,289
Comprehensive income (loss)	$(7,866,567)	$8,105,371

Basic weighted average shares outstanding	35,939,049	32,377,250
Basic net earnings per share	$0.20	$0.25
Diluted weighted average shares outstanding	35,939,049	32,377,250
Diluted net earnings per share	0.20	0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$7,245,672	$8,099,082
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	1,122,228	1,475,164
Depreciation and amortization	11,022,885	11,749,194
Impairment of assets		-
Loss on disposal of property, plant and equipment	349	-
Changes in operating assets
Accounts receivable	(1,617,744)	13,714,334
Other current assets	42,097	(48,687)
Inventories	(8,249,452)	(25,081,049)
Advances to suppliers	(30,383,448)	(5,175,552)
Other assets	22,860	(22,310)
Changes in operating liabilities
Accounts payable	595,769	(565,539)
Customer deposits	30,922,425	11,163,038
Tax payables	(3,950,618)	2,011,259
Accrued expenses and other payables	283,090	111,790
Amount due to related parties	-	-
Net cash provided by operating activities	7,056,113	17,430,724

Cash flows from investing activities
Purchase of plant, property, and equipment	(2,590)	(231,115)
Proceeds from other receivables	-	1,963,830
Deferred assets	-	(4,291,918)
Net cash used in investing activities	(2,590)	(2,559,203)

Cash flows from financing activities
Proceeds from the sale of common stock	-	200,000
Proceeds from loans	3,192,000	4,869,000
Repayment of loans	(5,107,200)	(5,923,950)
Payment of dividends	-	-
Advance from related party	-	200,400
Net cash used in financing activities	(1,915,200)	(654,550)

Effect of exchange rate change on cash and cash equivalents	(3,759,955)	8,724
Net increase in cash and cash equivalents	1,378,368	14,225,695

Cash and cash equivalents, beginning balance	92,982,564	26,890,321
Cash and cash equivalents, ending balance	$94,360,932	$41,116,016

Supplement disclosure of cash flow information
Interest expense paid	$429,035	$455,744
Income taxes paid	$5,728,060	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The Company’s corporate structure as of September 30, 2015 is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending June 30, 2016.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in two banks in China. The aggregate cash in such accounts and on hand as of September 30, 2015 and June 30, 2015 was $94,241,733 and $92,676,188, respectively. There is no insurance securing these deposits in China over $81,850 (RMB 500,000). In addition, the Company also had $119,199 and $306,376 in cash in two banks in the United States as of September 30, 2015 and June 30, 2015, respectively, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the three months ended September 30, 2015 and 2014, the Company amortized $9,712,715 and $10,331,084, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending September 30, 2016 and 2017 is $29,081,381 and $10,833,189, respectively.

The deferred assets consist of items inside the distributors’ stores such as furniture, racks, cabinets, and display units, and items outside or attached to the distributors’ stores such as signage and billboards. These types of assets would be capitalized as fixed assets if the Company actually owned the stores or utilized the assets for its own operations. These assets would also be capitalized as leasehold improvements if the Company leased these stores from the distributors. Therefore, the Company believes that under the U.S. Generally Accepted Accounting Principles (G.A.A.P), these types of assets purchases are properly capitalized. In addition, the Company believes that these assets are properly classified as deferred assets because if a distributor breaches, defaults, or terminates the agreement with the Company within a three-year period, a proportionate amount expended by the Company is to be repaid by the distributor. The Chairman of the Board of Directors of the Company guaranteed to the Company of amounts remaining unpaid due from distributors.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended September 30,
	2015	2014
Net Income for Basic Earnings Per Share	$7,245,672	$8,099,082
Basic Weighted Average Number of Shares	35,939,049	32,377,250
Net Income Per Share – Basic	$0.20	$0.25
Net Income for Diluted Earnings Per Share	$7,245,672	$8,099,082
Diluted Weighted Average Number of Shares	35,939,049	32,377,250
Net Income Per Share – Diluted	$0.20	$0.25

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2015 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

Recent accounting pronouncements

FASB Accounting Standards Update No. 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) , which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

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

FASB Accounting Standards Update No. 2015-02

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This amendment provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

FASB Accounting Standards Update No. 2015-14

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment defers the effective date of ASU No. 2014-09 for all entities for one year. The guidance in ASU 2014-09 will now apply to public business entities, certain not-for-profit entities, and certain employee benefit plans from annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods after December 31, 2016, including interim reporting periods with that reporting period.

FASB Accounting Standards Update No. 2015-16

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). ASU No. 2015-16 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2015	2015
Raw materials	$57,012,477	$48,294,614
Supplies and packing materials	$601,818	$529,398
Work in progress	$288,577	$348,670
Finished goods	$47,503,062	$52,130,265
Total	$105,405,934	$101,302,947

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2015	2015
Building and improvements	$39,370,396	$43,699,066
Auto	709,224	900,562
Machinery and equipment	25,000,033	23,173,209
Agriculture assets	800,083	833,165
Total property, plant and equipment	65,879,736	68,606,002
Less: accumulated depreciation	(23,927,222)	(23,971,808)
Total	$41,952,514	$44,634,194

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2015	2015
Land use rights, net	$11,032,821	$11,554,776
Technology patent, net	180,781	251,008
Customer relationships, net	4,869,992	5,337,372
Trademarks	6,398,041	6,662,590
Total	$22,481,635	$23,805,746

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,504,665). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $164,423). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,145,218). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2015	2015
Land use rights	$12,814,306	$13,344,160
Less: accumulated amortization	(1,781,485)	(1,789,384)
Total land use rights, net	$11,032,821	$11,554,776

TECHNOLOGY PATENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,446,240) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	September 30,	June 30,
	2015	2015
Technology know-how	$2,369,801	$2,467,789
Less: accumulated amortization	(2,189,020)	(2,216,781)
Total technology know-how, net	$180,781	$251,008

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,218,000) and is amortized over the remaining useful life of ten years.

	September 30,	June 30,
	2015	2015
Customer relationships	$10,218,000	$10,640,500
Less: accumulated amortization	(5,348,008)	(5,303,128)
Total customer relationships, net	$4,869,992	$5,337,372

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,398,040) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, 2015, are as follows:

AMORTIZATION TABLE
Year Ends	Expense ($)
September 30, 2016	1,458,867
September 30, 2017	1,278,086
September 30, 2018	1,278,086
September 30, 2019	1,278,086
September 30, 2020	1,278,086

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2015	2015
Payroll payable	$8,354	$18,451
Welfare payable	161,388	168,061
Accrued expenses	3,851,258	3,554,733
Other payables	1,025,896	1,098,705
Other levy payable	131,580	113,027
Total	$5,178,476	$4,952,977

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

As of September 30, 2015 and June 30, 2015, the amount due to related parties was $2,021,273 and $2,068,102, respectively.  At September 30, 2015 and June 30, 2015, $1,139,143 and $1,184,643, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On June 29, 2014, Jinong signed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB24,480 (approximately $3,848).

NOTE 8- LOAN PAYABLES

As of September 30, 2015, the short-term loan payables consisted of ten loans which mature on dates ranging from October 28, 2015 through August 2, 2016 with interest rates ranging from 5.20% to 7.80%. The loans No. 4 and 8 below are collateralized by Tianjuyan’s land use right and building ownership right. The loan No.6 is collateralized by deposit. The loan No.5 is collateralized by Jinong’s land use right and Jinong’s credit. The loans No. 7 and 9 are guaranteed by Jinong’s credit. The loans No. 1, 2 and 3 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2015
1	Beijing International Trust Co., Ltd	Oct 28, 2014- Oct 28, 2015	7.80%	$1,257,600
2	Beijing International Trust Co., Ltd	Dec 16, 2014 - Dec 13, 2015	7.28%	314,400
3	Beijing International Trust Co., Ltd	Dec 16, 2015- Dec 16, 2015	7.28%	1,257,600
4	Agriculture Bank of China-Pinggu Branch	Jan 21, 2015-Jan 20, 2016	6.16%	1,257,600
5	Bank of Tianjin- Beijing Branch	Feb 3, 2015- Jan 27, 2016	6.16%	6,288,000
6	Bank of Tianjin- Beijing Branch	Feb11 2015- Feb 10, 2016	5.60%	4,433,040
7	China Merchants Bank- Cahoyangmen Branch	Mar 16,2015- Mar 15, 2016	6.96%	786,000
8	Agriculture Bank of China-Pinggu Branch	May 12, 2015- April 29, 2016	5.89%	2,043,600
9	Bank of Beijing- Pinggu Branch	Aug 11, 2015- Aug 2, 2016	5.82%	1,572,000
10	China Merchants Bank- Cahoyangmen Branch	Sep 9, 2015- Mar 8, 2016	5.20%	1,572,000

	Total			$20,781,840

As of June 30, 2015, the short-term loan payables consisted of ten loans which mature on dates ranging from August 5, 2015 through April 29, 2016 with interest rates ranging from 5.60% to 7.80%. The loans No 6 and 10 were collateralized by Tianjuyuan’s land use right and building ownership right. The loan No.8 was collateralized by Gufeng’s deposit. The loan No.7 was collateralized by Jinong’s land use right and Jinong’s credit. The loans No. 2 and 9 were guaranteed by Jinong’s credit. The loans No.3, 4 and 5 were guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No.1 was guaranteed by Jinong and Tianjuyuan’s deposit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2015
1	Beijing Bank – Pinggu Branch	Aug 6, 2014 – Aug 5, 2015	6.72%	$1,637,000
2	China Merchants Bank – Chaoyang Branch	Aug 27, 2014 – Aug 26, 2015	7.80%	1,637,000
3	Beijing International Trust Co., Ltd	Sep 24, 2014 – Sep 23, 2015	7.80%	1,637,000
4	Beijing International Trust Co., Ltd	Oct 28, 2014 – Oct 27, 2015	7.80%	1,637,000
5	Beijing International Trust Co., Ltd	Dec 26, 2014 – Dec 15, 2015	7.28%	1,637,000
6	Agriculture Bank of China-Pinggu Branch	Jan 21, 2015 – Jan 20, 2016	6.16%	1,309,600
7	Tianjin Bank – Beijing Branch	Feb 3, 2015 – Jan 27, 2016	6.16%	6,548,000
8	Tianjin Bank – Beijing Branch	Feb 11, 2015 – Feb 10, 2016	5.60%	4,616,340
9	China Merchants Bank – Chaoyang Branch	Mar 16, 2015 – Mar 15, 2016	6.96%	818,500
10	Agriculture Bank of China-Pinggu Branch	May 12, 2015 – Apr 29, 2016	5.89%	2,128,100
	Total			$23,605,540

The interest expense from short-term loans were $429,035 and $455,744 for the three months ended September 30, 2015 and 2014, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 9 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three months ended September 30, 2015 and 2014 of $1,220,708 and $1,516,587, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $556,733 and $487,008 for the three months ended September 30, 2015 and 2014, respectively.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “ Exemption of VAT for Organic Fertilizer Products ”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “ Reinstatement of VAT for Fertilizer Products ”, and Notice #97, “ Supplementary Reinstatement of VAT for Fertilizer Products ”, which restore the VAT of 13% of the gross sales price on certain fertilizer products starting from September 1, 2015, but granted tax payers a reduced rate of 3% from September 1, 2015 through June 30, 2016.

Income Taxes and Related Payables

Taxes payable consisted of the following:

	September 30,	June 30,
	2015	2015
VAT provision	$25,788	$27,251
Income tax payable	-	3,778,339
Other levies	408,683	698,952
Total	$434,471	$4,504,542

Tax Rate Reconciliation

Our effective tax rates were approximately 19.7% and 19.8% for the three months ended September 30, 2015 and 2014, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended September 30, 2015 and 2014, for the following reasons:

September 30, 2015
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$10,616,945		(1,593,831)		$9,023,114

Expected income tax expense (benefit)	2,654,236	25.0%	(541,903)	34.0%	2,112,333
High-tech income benefits on Jinong	(787,682)	(7.4)%	-	-	(787,682)
Losses from subsidiaries in which no benefit is recognized	(89,112)	(0.8)%	-	-	(89,112)
Change in valuation allowance on deferred tax asset from US tax benefit	-		541,903	(34.0)%	541,903
Actual tax expense	$1,777,442	16.7%	$-	-%	$1,777,442	19.7%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On September 12, 2014, the Company’ Compensation Committee, approved the issuance of 87,719 shares of common stock to its ten employees under the Company’s Amended and Restated 2012 Employee Stock Purchase Plan for a cash contribution of a total of $200,000. The issuance is at the closing price $2.28 per share on September 11, 2014.

During the three months ended September 30, 2014, the Company issued 23,752 shares of common stock for professional fees valued at $54,444. The shares were valued at the market price on the date of issuance.

During the three months ended September 30, 2015, the Company issued 23,215 shares of common stock for professional fees valued at $45,734. The shares were valued at the market price on the date of issuance.

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Equity Incentive Plan (the “2009 Plan”) to certain executive officers, directors and employees, among which (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees. The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees. The value of the restricted stock awards was $3,675,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

On September 28, 2015, the Company granted an aggregate of 1,000,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants are subject to time-based vesting schedules, vesting in various installments until June 30, 2016. The value of the restricted stock awards was $1,660,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards.

The following table sets forth changes in compensation-related restricted stock awards during three months ended September 30, 2015:

			Grant Date
	Number of	Fair Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2015	1,708,000	$1,797,992
Granted	1,000,000	1,660,000	$1.66
Forfeited	-	-
Vested	(512,500)	(1,076,494)
Outstanding (unvested) at September 30, 2015	2,195,500	$2,381,498

As of September 30, 2015, the unamortized expense related to the grant of restricted shares of common stock of $2,381,498 will be amortized into expense through December 31, 2016. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

Dividend

On October 1, 2014, the Company's Board of Directors declared a cash dividend of $0.10 per share to the Company's stockholders of common stock. The dividend payable represented a total payment to the stockholders of $3,296,156. The cash dividend of $2,161,904 was paid on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. Certain stockholders, including the Company’s Chairman, Mr. Li, elected to waive the dividend payment due to them and directed the Company to retain the funds for working capital purposes.

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

As of September 30, 2015, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 11 –CONCENTRATIONS AND LITIGATION

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Vendor and Customer Concentration

There were two vendors from which the Company purchased 23.2% and 22.5% of its raw materials for the three months ended September 30, 2015. Total purchase from these two vendors amounted to $19,034,614 as September 30, 2014. The total amount payable to these two vendors as of September 30, 2015 was $4,758,654.

There were two vendors from which the Company purchased 21.5% and 12.5% of its raw materials for the three months ended September 30, 2014. Total purchase from these two vendors amounted to $16,907,966 as September 30, 2014. The total amount payable to these two vendors as of September 30, 2014 was $4,700,415.

One customer was accounted for 26.0% of the Company’s sales for the three months ended September 30, 2015. One customer was accounted for 11.5% of the Company’s sales for the three months ended September 30, 2014.

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

NOTE 12 – SEGMENT REPORTING

As of September 30, 2015, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

	Three Months Ended September 30,
	2015	2014
Revenues from unaffiliated customers:
Jinong	$34,707,804	$34,464,165
Gufeng	18,234,832	15,986,074
Yuxing	1,241,635	851,551
Consolidated	$54,184,271	$51,301,790

Operating income :
Jinong	$7,955,654	$9,933,764
Gufeng	2,609,953	2,395,978
Yuxing	406,297	262,993
Reconciling item (1)	-	-
Reconciling item (2)	(517,360)	(684,934)
Reconciling item (2)—stock compensation	(1,076,494)	(1,420,720)
Consolidated	$9,378,050	$10,487,081

Net income:
Jinong	$6,812,851	$8,431,966
Gufeng	1,620,367	1,410,711
Yuxing	406,285	362,039
Reconciling item (1)	24	20
Reconciling item (2)	(1,598,855)	(2,105,654)
Consolidated	$7,245,672	$8,099,082

Depreciation and Amortization:
Jinong	$9,933,982	$10,568,570
Gufeng	745,595	836,514
Yuxing	343,308	344,110
Consolidated	$11,022,885	$11,749,194

Interest expense:
Gufeng	429,035	455,744
Consolidated	$429,035	$455,744

Capital Expenditure:
Jinong	$0	$4,254,471
Gufeng	1,787	9,187
Yuxing	803	259,375
Consolidated	$2,590	$4,523,033

	As of
	September 30,	June 30,
	2015	2015
Identifiable assets:
Jinong	$212,731,651	$219,259,401
Gufeng	190,111,406	165,267,975
Yuxing	43,356,924	44,745,889
Reconciling item (1)	124,996	312,198
Reconciling item (2)	(2,820)	(2,845)
Consolidated	$446,322,157	$429,582,618

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On June 29, 2014, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of $3,848 (RMB 24,480).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $480 (RMB 3,053).

Accordingly, the Company recorded an aggregate of $1,440 and $3,975 as rent expenses for the three months ended September 30, 2015 and 2014, respectively. Rent expenses for the next five years months ended September 30, are as follows:

Years ending September 30,
2016	$1,440
2017	1,440
2018	1,440
2019	1,440
2020	1,440

NOTE 14 VARIABLE INTEREST ENTITIES

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

Green Nevada through one of its subsidiaries, Jinong, entered into a series of agreements (the “VIE Agreements”) with Yuxing for it to qualify as a VIE, effective June 16, 2013.

The Company has concluded, based on the contractual arrangements, that Yuxing is a VIE and that the Company’s wholly-owned subsidiary, Jinong, absorbs a majority of the risk of loss from the activities of Yuxing, thereby enabling the Company, through Jinong, to receive a majority of Yuxing expected residual returns.

As a result of the VIE Agreements, Green Nevada is able to exercise control over Yuxing and was entitled to substantially all of the economic benefits of Yuxing through its subsidiary, Jinong. Therefore, Green Nevada consolidates Yuxing in accordance with ASC 810-10 (“Consolidation of Variable Interest Entities”) since the date of the VIE Agreements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of September 30, 2015 and June 30, 2015:

	September 30	June 30,
	2015	2015

ASSETS
Current Assets
Cash and cash equivalents	$54,435	$79,867
Accounts receivable, net	39,080	72,748
Inventories	18,209,054	18,138,137
Other current assets	45,893	48,845
Advances to suppliers	47,320	61,739
Total Current Assets	18,395,782	18,401,336

Plant, Property and Equipment, Net	14,790,026	15,692,975
Construction In Progress	66,185	68,921
Intangible Assets, Net	10,104,931	10,582,657
Total Assets	$43,356,924	$44,745,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$182,944	$159,730
Accrued expenses and other payables	172,037	222,871
Amount due to related parties	41,761,421	43,488,198
Total Current Liabilities	42,116,402	43,870,799

Stockholders' equity	1,240,522	875,090

Total Liabilities and Stockholders' Equity	$43,356,924	$44,745,889

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

	Three Months Ended September 30,
	2015	2014
Revenue	$1,241,635	$851,551
Expenses	835,350	489,512
Net income	$406,285	$362,039

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 97.7% and 98.3% of our total revenues for the three months ended September 30, 2015 and 2014, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of September 30, 2015, we had developed and produced a total of 459 different fertilizer products in use, of which 127 were developed and produced by Jinong and 332 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended September 30,		Change 2014 to 2015
	2015	2014	Amount	%
	(metric tons)
Jinong	10,064	14,618	(4,554)	(31.2)%
Gufeng	45,622	38,101	7,521	19.7%
	55,686	52,719	2,967

	Three Months Ended September 30,
	2015	2014
	(revenue per tons)
Jinong	$3,449	$2,358
Gufeng	400	420

For the three months ended September 30, 2015, we sold approximately 55,686 metric tons of fertilizer products, as compared to 52,719 metric tons for the three months ended September 30, 2014. For the three months ended September 30, 2015, Jinong sold approximately 10,064 metric tons of fertilizer products, as compared to 14,618 metric tons for the three months ended September 30, 2014. The decrease was due to Jinong’s implementation of its sales strategy that focus on producing high-margin liquid fertilizer in replacing powder fertilizer during the last three months. For the three months ended September 30, 2015, Gufeng sold approximately 45,622 metric tons of fertilizer products, as compared to 38,101 metric tons for the three months ended September 30, 2014.  The increase was mainly due to the large amount sales to China National Agricultural Means of Production Group Corporation ("Sino-agri Group") during the last quarter compared with the same period last year.

Our sales of fertilizer products to five provinces accounted for approximately 53.3% of our fertilizer revenue for three months ended September 30, 2015. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Beijing (27.1%), Shaanxi (10.7%), Shandong (6.8%), Hebei (5.5%) and Heilongjiang (3.2%).

As of September 30, 2015, we had a total of 1,325 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 1,037 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.9% of its fertilizer revenues for the three months ended September 30, 2015. Gufeng had 288 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 87.2% of its revenues for the three months ended September 30, 2015.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 81.7% of our agricultural products revenue for the three months ended September 30, 2015 were Shaanxi (74.7%), Sichuan (3.6%), and Ningxia (3.4%).

Recent Developments

New Products

During the three months ended September 30, 2015, Jinong did not launch any new fertilizer product. However, Jinong added 27 new distributors during this period. Jinong’s new distributors accounted for approximately $1,318,975, or 3.8% of Jinong’s fertilizer revenues for the three months ended September 30, 2015.

During the three months ended September 30, 2015, Gufeng did not launched any new fertilizer products. However, Gufeng added six new distributors during the three months ended September 30, 2015, which accounted for approximately $38,849, or 0.2%, of Gufeng’s fertilizer revenues.

Business Development

Cooperation with Sino-agri Group

In October 2014, the Company's wholly-owned subsidiaries organized under the laws of the PRC, Gufeng and Jinong, both entered into a strategic cooperation agreement with Sino-agri Mining Resource Exploration Co., Ltd. ("Sino-agri"), a key subsidiary of Sino-agri Group.

Sino-agri Group is a nationwide large-scale enterprise group that integrates production, circulation and service as well as specializes in the agricultural means of production, such as chemical fertilizers, pesticides, seeds, agricultural machinery & implements, etc. It is an enterprise with the corresponding level of the All-China Federation of Supply and Marketing Cooperatives and an exclusively-invested enterprise of China CO-OP Group (http://www.chinacoop.coop/English/About%20China%20co-ops), which have the total assets of RMB30 billion, sales revenue of more than RMB72 billion, and the sales volume of more than 25 million tons for the agricultural materials. (For more information, please visit:   http://english.sino-agri.com/show.php?id=10).

The objective of the strategic cooperation agreement between Sino-argi and Gufeng is for Sino-argi and Gufeng to work together with sales goals in three years. Specifically, pursuant to the agreement, Sino-agri sold 150,000 metric tons of compound fertilizers produced by Gufeng ("Gufeng Fertilizers") during the calendar year 2015, and will sell 300,000-metric-ton Gufeng fertilizers during 2016 and 500,000-metric-ton Gufeng Fertilizers in 2017 to promote Gufeng's flagship products.

To accomplish the sales goals of the agreement, Sino-agri and Gufeng are committed to strengthen the production and marketing of Gufeng Fertilizers comprehensively. Specifically, Gufeng will team up with Sino-agri to secure raw materials supplies by leveraging Sino-agri's global access to related raw materials. With that, Gufeng delivers Sino-agri customized Gufeng’s Fertilizers upon the orders from Sino-agri's heterogeneous customers. In the next three-year period, Gufeng will be able to tap needed financial credit facilities from Sino-agri to fill the Sino-agri orders. In addition to Gufeng’s Fertilizers, Gufeng is committed to offer product support for Sino-agri's clients which includes, but not limit to, soil testing, fertilizer comparison and testing, as well as fertilizer solutions. In parallel, Sino-agri will give priority to purchase Gufeng Fertilizer to replenish its compound fertilizer inventory.

The objective of the strategic cooperation agreement between Sino-argi and Jinong is to require both parties to achieve the following sales goals in the next three years: Sino-agri Group sells 10,000 metric tons high-concentrated fertilizer produced by Jinong in the calendar year of 2015; 20,000 metric tons in 2016 and 50,000 metric tons in 2017. The mission under the agreement is to establish a long-term strategic partnership that is mutually beneficial to both parties. To take advantage of Sino-agri Group's state-owned advantage in fertilizer distribution both domestic and overseas, Jinong will work with Sino-agri Group to improve Jinong's supply chain management in the procurement of raw material, and the sale of concentrated fertilizer products. Specifically, Sino-agri Group will provide quality raw materials and favorite lead time to Jinong. In return, Jinong will deliver to Sino-agri quality concentrated fertilizer at fair market price. In addition, Sino-agri Group shall offer large support of working capital and investment to Jinong if Jinong needs liquidity and capital investment to expand production. In the meantime, Jinong concentrates on differentiating the market demand for Sino-agri and will customize corresponding product development and production process respectively.

We are very excited for having entered this partnership with Sino-agri, and the result was satisfactory Sino-agri has purchased a total of at $63,818,569fertilizer products during the three months ended September 30, 2015, which accounted for 24.5% of the total sales of fertilizer products from Company. We believe our partnership with Sino-agri will be extraordinary. These agreements are win-win showcases between us and the large state-owned enterprise in China.

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

During the first phase of the foregoing project, 900LH.coml focused on building an ecological farm base. The base included leisure farming, sightseeing, and sales of agriculture products. The total investment of the first phase would be one billion RMB (160 million USD approximately) including the cost of relocating local residents. In the second phase, the ecological farm will develop into a modern agriculture farm. The modern farm’s operation will include but not limit to, planting, breeding, agricultural products processing, and tourism. The investment of the second phase would be two billion RMB (320 million USD approximately).

The Company and 900LH.com have entered into an agreement that the Company’s fertilizers will be exclusively supplied to all plants and agricultural products in the Project and 900LH.com will promote the Company’s fertilizers to all its affiliated farms. In the Project, 900LH.com, the Company, and the government in Shaanxi Province collaborate closely.

A New Business Model

The Company has made progress on its proprietary online sales platform of agriculture basic materials. Distributors of the Company has started to set up stores on the platform to sell the Company’s products and other types of products such as pesticides and seeds they distribute for various manufacturers.  The Company will compensate the distributors for their online sales performance of the Company's products accordingly.  The platform began operating in March 2015.

Results of Operations

Three months ended September 30, 2015 Compared to the Three months ended September 30, 2014.

	Three Months Ended September 30,
	2015	2014	change $	change %
Sales
Jinong	$34,707,804	$34,464,165	$243,639	0.7%
Gufeng	18,234,832	15,986,074	2,248,758	14.1%
Yuxing	1,241,635	851,551	390,084	45.8%
Net sales	54,184,271	51,301,790	2,882,481	5.6%
Cost of goods sold
Jinong	14,540,385	13,380,623	1,159,762	8.7%
Gufeng	14,745,674	12,599,185	2,146,489	17.0%
Yuxing	710,050	648,548	61,502	9.5%
Cost of goods sold	29,996,109	26,628,356	3,367,753	12.6%
Gross profit	24,188,162	24,673,434	(485,272)	-2.0%
Operating expenses
Selling expenses	2,343,755	735,637	1,608,118	218.6%
Selling expenses - amortization of deferred asset	9,712,715	10,331,084	(618,369)	-6.0%
General and administrative expenses	2,753,642	3,119,632	(365,990)	-11.7%
Total operating expenses	14,810,112	14,186,353	623,759	4.4%
Income from operations	9,378,050	10,487,081	(1,109,031)	-10.6%
Other income (expense)
Other income (expense)	(4,563)	41,955	(46,518)	-110.9%
Interest income	78,662	29,385	49,277	167.7%
Interest expense	(429,035)	(455,744)	26,709	-5.9%
Total other income (expense)	(354,936)	(384,404)	29,468	-7.7%
Income before income taxes	9,023,114	10,102,677	(1,079,563)	-10.7%
Provision for income taxes	1,777,442	2,003,595	(226,153)	-11.3%
Net income	7,245,672	8,099,082	(853,410)	-10.5%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(15,112,239)	6,289	(15,118,528)	-240396.4%

Comprehensive income (loss)	$(7,866,567)	$8,105,371	$(15,971,938)	-197.1%

Basic weighted average shares outstanding	35,939,049	32,377,250	3,561,799	11.0%
Basic net earnings per share	$0.20	$0.25	$(0.05)	-19.4%
Diluted weighted average shares outstanding	35,939,049	32,377,250	3,561,799	11.0%

Diluted net earnings per share	$0.20	$0.25	$(0.05)	-19.4%

Net Sales

Total net sales for the three months ended September 30, 2015 were $54,184,271, an increase of $2,882,481 or 5.6%, from $51,301,790 for the three months ended September 30, 2014. This increase was due to an increase in net sales from all three business segments.

For the three months ended September 30, 2015, Jinong’s net sales increased $243,639, or 0.7%, to $34,707,804 from $34,464,165 for the three months ended September 30, 2014. This increase was mainly attributable to Jinong’s higher priced liquid fertilizer sold despite the decrease in Jinong’s sales volume during the three months ended September 30, 2015.

For the three months ended September 30, 2015, Gufeng’s net sales were $18,234,832, an increase of $2,248,758, or 14.1% from $15,986,074 for the three months ended September 30, 2014. The increase was mainly attributable to Gufeng’s expanding of its marketing promotion strategy, especially the large amount sale to Sino-agri Group during the three months ended September 30, 2015.

For the three months ended September 30, 2015, Yuxing’s net sales were $1,241,635, an increase of $390,084 or 45.8%, from $851,551 for the three months ended September 30, 2014. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top grade flowers during the three months ended September 30, 2015.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2015 was $29,996,109, an increase of $3,367,753, or 12.6%, from $26,628,356 for the three months ended September 30, 2014. This increase was mainly due to the 5.6% increase in net sales and an increase in the cost of raw materials.

Cost of goods sold by Jinong for the three months ended September 30, 2015 was $14,540,385, an increase of $1,159,762, or 8.7%, from $13,380,623 for the three months ended September 30, 2014. The increase in cost of goods was primarily attributable to higher raw materials cost.

Cost of goods sold by Gufeng for the three months ended September 30, 2015 was $14,745,674, an increase of $2,146,489, or 17.0%, from $12,599,185 for the three months ended September 30, 2014. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For three months ended September 30, 2015, cost of goods sold by Yuxing was $710,050, an increase of $61,502, or 9.5%, from $648,548 for the three months ended September 30, 2014. This increase was mainly due to the increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the three months ended September 30, 2015 decreased by $485,272, or 2.0%, to $24,188,162, as compared to $24,673,434 for the three months ended September 30, 2014. Gross profit margin was 44.6% and 48.1% for the three months ended September 30, 2015 and 2014, respectively.

Gross profit generated by Jinong decreased by $916,123, or 4.3%, to $20,167,419 for the three months ended September 30, 2015 from $21,083,542 for the three months ended September 30, 2014. Gross profit margin from Jinong’s sales was approximately 58.1% and 61.2% for the three months ended September 30, 2015 and 2014, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the three months ended September 30, 2015, gross profit generated by Gufeng was $3,489,158, an increase of $102,269, or 3.0%, from $3,386,889 for the three months ended September 30, 2014. Gross profit margin from Gufeng’s sales was approximately 19.1% and 21.2% for the three months ended September 30, 2015 and 2014, respectively. The decrease in gross profit percentage was mainly due to the increased weight for sales of lower-margin products in Gufeng’s total sales answering to market demand.

For the three months ended September 30, 2015, gross profit generated by Yuxing was $531,585, an increase of $328,582, or 161.9% from $203,003 for the three months ended September 30, 2014. The gross profit margin was approximately 42.8% and 23.8% for the three months ended September 30, 2015 and 2014, respectively. The increase in gross profit margin was mainly due to the higher priced top grade flowers that Yuxing sold during the three months ended September 30, 2015.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $2,343,755, or 4.3%, of net sales for the three months ended September 30, 2015, as compared to $735,637 or 1.4% of net sales for the three months ended September 30, 2014, an increase of $1,608,118, or 218.6%. The selling expenses of Yuxing were $7,705 or 0.6% of Yuxing’s net sales for the three months ended September 30, 2015, as compared to $7,138, or 0.8% of Yuxing’s net sales for the three months ended September 30, 2014. The selling expenses of Gufeng were $152,685 or 0.8% of Gufeng’s net sales for the three months ended September 30, 2015, as compared to $185,978, or 1.2% of Gufeng’s net sales for the three months ended September 30, 2014. The selling expenses of Jinong for the three months ended September 30, 2015 were $2,183,365 or 6.3% of Jinong’s net sales, as compared to selling expenses of $542,521, or 1.6% of Jinong’s net sales for the three months ended September 30, 2014. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $9,712,715, or 17.9%, of net sales for the three months ended September 30, 2015, as compared to $10,331,084 or 20.1% of net sales for the three months ended September 30, 2014, a decrease of $618,369, or 6.0%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $2,753,642, or 5.1% of net sales for the three months ended September 30, 2015, as compared to $3,119,632, or 6.1%, of net sales for the three months ended September 30, 2014, a decrease of $365,990, or 11.7%.  The decrease in general and administrative expenses was mainly due to the related expense in the stock compensation awarded to the employees which amounted to $1,076,494 for the three months ended September 30, 2015 as compared to $1,420,720 for the three months ended September 30, 2014.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2015 was $354,936, as compared to $384,404 for the three months ended September 30, 2014, a decrease in expense of $29,468, or 7.7%. The decrease in total other expense was partly resulted from an increase in interest income by $49,277 or 167.7%, to $78,662 during the three months ended September 30, 2015 as compared to $29,385 during the three months ended September 30, 2014, due to the increased deposit in the banks. There was also a $4,563 other expense during the three months ended September 30, 2015, as compared to other income $41,955 during the three months ended September 30, 2014. Interest expense decreased by $26,709 or 5.9%, to $429,035 during the three months ended September 30, 2015 as compared to $455,744 during the three months ended September 30, 2014, due to a lesser amount of short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,220,708 for the three months ended September 30, 2015, as compared to $1,516,587 for the three months ended September 30, 2014, a decrease of $295,879, or 19.5%. The decrease was due to the decrease in Jinong’s net income.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $556,734 for the three months ended September 30, 2015, as compared to $487,008 for the three months ended September 30, 2014, an increase of $69,726, or 14.3%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the three months ended September 30, 2015 and 2014 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended September 30, 2015 was $7,245,672, a decrease of $853,410, or 10.5%, compared to $8,099,082 for the three months ended September 30, 2014. The decrease was attributable to higher cost of goods sold and an increase in selling expenses, offset by an increase in net sales and lower general and administrative expenses. Net income as a percentage of total net sales was approximately 13.4% and 15.8% for the three months ended September 30, 2015 and 2014, respectively.

Foreign Currency Translation gain (loss)

Foreign currency translation loss for the three months ended September 30, 2015 was $15,112,239, a decrease of $16,301,741, compared to foreign currency translation gain of $6,289 for the three months ended September 30, 2014. The loss was attributable to the significant drop the exchange rate between the Chinese Renminbi and the US Dollars that occurred during the quarter ended September 30, 2015.

Discussion of Segment Profitability Measures

As of September 30, 2015, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.

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

For Jinong, the net income decreased by $1,619,115, or 19.2% to $6,812,851 for three months ended September 30, 2015, from $8,431,966 for the three months ended September 30, 2014. The decrease was principally due to higher selling expenses.

For Gufeng, the net income increased by $209,656 or 14.9% to $1,620,367 for three months ended September 30, 2015 from $1,410,711 for three months ended September 30, 2014. The increase was principally due to the increase in net sales.

For Yuxing, the net income increased 44,246 or 12.2% to $406,285 for three months ended September 30, 2015 from $362,039 for three months ended September 30, 2014. The increase was mainly due to the higher net sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of September 30, 2015, cash and cash equivalents were $94,360,932, an increase of $1,378,368, or 1.5%, from $92,982,564 as of June 30, 2015.

On January 30, 2015, we paid $2,161,904 on dividend previously announced on October 1, 2014 to our stockholders of common stock on October 31, 2014, the record date. Certain stockholders, including the Company’s Chairman, Mr. Li, elected to waive the dividend payment and directed the Company to retain the funds for working capital purposes.

We intend to use some of the remaining net proceeds from the Public Offerings, as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Yuxing purchased a set of agricultural products testing equipment for the year of 2015. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$7,056,113	$17,430,724
Net cash used in investing activities	(2,590)	(2,559,203)
Net cash used in financing activities	(1,915,200)	(654,550)
Effect of exchange rate change on cash and cash equivalents	(3,759,955)	8,724
Net increase in cash and cash equivalents	1,378,368	14,225,695
Cash and cash equivalents, beginning balance	92,982,564	26,890,321
Cash and cash equivalents, ending balance	$94,360,932	$41,116,016

Operating Activities

Net cash provided in operating activities was $7,056,113 for the three months ended September 30, 2015, a decrease of $10,374,611, or 59.5% from cash provided by operating activities of $17,430,724 for the three months ended September 30, 2014. The decrease was mainly attributable to the decrease in net income, account receivable and advances to suppliers and a decrease in taxes payable, offset by a decrease in inventories and an increase in customer deposits during the three months ended September 30, 2015 as compared to the same period in 2014.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2015 was $2,590, a decrease of $2,556,613, or 99.9% from cash used in investing activities of $2,559,203 for the three months ended September 30, 2014. During the three months ended September 30, 2014, Jinong assisted its distributors in marketing to expand its competitive product advantage and market share by advancing them $4,291,918 as compared to $0 during the three months ended September 30, 2015. In addition, during the three months ended September 30, 2014 we received $1,963,830 from the payment on other receivables compared to $0 during the three months ended September 30, 2015.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2015 was $1,915,200, an increase of $1,260,650 or 192.6% from $654,550 for the three months ended September 30, 2014. During the three months ended September 30, 2015, we received $3,192,000 from the proceeds from loans and repaid loans of $5,107,200 compared to $4,869,000 of proceeds and $5,923,950 repayments during the three months ended September 30, 2014.  In addition, during the three months ended September 30, 2014, we received proceeds of $200,000 from the sale of our common stock while we did not have any proceeds from such an item during the three months ended September 30, 2015.

As of September 30, 2015 and June 30, 2015, our loans payable were as follows:

	September 30, 2015	June 30, 2015
Short term loans payable:	$20,781,840	$23,605,540
Total	$20,781,840	$23,605,540

Accounts Receivable

We had accounts receivable of $67,400,965 as of September 30, 2015, as compared to $68,528,598 as of June 30, 2015, a decrease of $1,127,633 or 1.6%. As of September 30, 2015, Jinong had accounts receivable of $67,117,505, a decrease of $442,764, or 0.7, comparing to $67,560,269 as of June 30, 2015. As of September 30, 2015, Gufeng had accounts receivable of $244,380, a decrease of $651,200, or 72.7%, comparing to $895,580 as of June 30, 2015.

Allowance for doubtful accounts in account receivable for the three months ended September 30, 2015 was $308,310, an increase of $387 from $307,923 as of June 30 30, 2015. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.46% as of September 30, 2015 and 0.45% as of June 30, 2015.

Deferred assets

We had deferred assets of $39,914,570 as of September 30, 2015, as compared to $51,527,209 as of June 30, 2015. We assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares since December 31, 2013. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had inventories of $105,405,934 as of September 30, 2015, as compared to $101,302,947 as of June 30, 2015, an increase of $4,102,987, or 4.1%. The increase was primarily attributable to Gufeng’s inventory. As of September 30, 2015, Gufeng’s inventory was $86,243,536 as a result of the acquisition of raw materials at lower prices for the production and accumulation of finished fertilizer products in expecting a huge demand in the near future. These products are expected to be sold and shipped during the coming year.

Advances to Suppliers

We had advances to suppliers of $69,212,954 as of September 30, 2015 as compared to $40,910,837 as of June 30, 2015, representing an increase of $28,302,117 or 69.2% due to the large acquisition of raw material this quarter. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $2,873,268 as of September 30, 2015 as compared to $2,372,130 as of June 30, 2015, representing an increase of $501,138, or 21.1%. The increase was primarily due to the increase in Gufeng’s account payable from $1,456,781 as of June 30, 2015 to $1,877,739 as of September 30, 2015 and the increase in account payable was result from the different timing of payments to vendors.

Customer Deposits

We had customer deposits of $48,827,694 as of September 30, 2015 as compared to $19,129,853 as of June 30, 2015, representing an increase of $29,697,841, or 155.2%. The increase was mainly attributable to Gufeng’s $48,352,649 in customer deposits as of September 30, 2015, compared to $18,811,820 as of June 30, 2015. We expect to deliver products to our customers during the next three months at which time we expect to recognize the revenue.

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

As of September 30, 2015, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Currency Fluctuations and Foreign Currency Risk

Substantially all of our revenues and expenses are denominated in RMB. However, we use U.S. dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of RMB, there can be no assurance that such exchange rate will not again become volatile or that RMB will not devalue significantly against U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Our reporting currency is U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2015, our accumulated other comprehensive income was $26.4 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of September 30, 2015 and June 30, 2015 was $20.8 million and $23.6 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2015. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: November 13, 2015	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2015	By:	/s/ Ken Ren
	Name:	Ken Ren
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

