Form 10-Q
period 2015-12-31
China Green Agriculture, Inc.
filed 2016-02-05
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,969,618 shares of common stock, $.001 par value, as of February 2, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	June 30, 2015

ASSETS
Current Assets
Cash and cash equivalents	$99,567,375	$92,982,564
Accounts receivable, net	65,730,552	68,528,598
Amount due from related parties	150,396	-
Inventories	118,320,621	101,302,947
Prepaid expenses and other current assets	340,493	459,400
Advances to suppliers, net	47,334,873	40,910,837
Total Current Assets	331,444,310	304,184,346

Plant, Property and Equipment, Net	40,221,147	44,634,194
Other Receivables, Net of current portion	-	-
Deferred Asset, Net	30,096,510	51,527,209
Other Assets	135,128	185,480
Intangible Assets, Net	21,652,844	23,805,746
Goodwill	4,934,814	5,245,643

Total Assets	$428,484,753	$429,582,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,371,069	$2,372,130
Customer deposits	34,228,083	19,129,853
Accrued expenses and other payables	5,097,097	4,952,977
Amount due to related parties	2,198,219	2,068,102
Taxes payable	1,658,436	4,504,542
Short term loans	18,818,800	23,605,540
Total Current Liabilities	64,371,704	56,633,144

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 36,936,088 and 35,905,198 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	36,936	35,905
Additional paid-in capital	125,738,089	123,360,384
Statutory reserve	26,145,838	25,030,688
Retained earnings	209,212,316	198,814,259
Accumulated other comprehensive income	2,979,870	25,708,238
Total Stockholders' Equity	364,113,049	372,949,474

Total Liabilities and Stockholders' Equity	$428,484,753	$429,582,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Sales
Jinong	$31,302,561	$31,192,693	$66,010,365	$65,656,858
Gufeng	23,579,674	21,778,807	41,814,506	37,764,881
Yuxing	2,083,765	1,079,674	3,325,400	1,931,225
Net sales	56,966,000	54,051,174	111,150,271	105,352,964
Cost of goods sold
Jinong	13,434,686	12,314,040	27,975,071	25,694,663
Gufeng	19,712,848	18,034,979	34,458,522	30,634,164
Yuxing	1,182,898	792,161	1,892,948	1,440,709
Cost of goods sold	34,330,432	31,141,180	64,326,541	57,769,536
Gross profit	22,635,568	22,909,994	46,823,730	47,583,428
Operating expenses
Selling expenses	5,285,103	1,981,065	7,628,858	2,716,702
Selling expenses - amortization of deferred asset	8,664,752	10,651,432	18,377,467	20,982,516
General and administrative expenses	2,905,982	3,193,979	5,659,624	6,313,611
Total operating expenses	16,855,837	15,826,476	31,665,949	30,012,829
Income from operations	5,779,731	7,083,518	15,157,781	17,570,599
Other income (expense)
Other income (expense)	729	4,749	(3,834)	46,704
Interest income	74,270	38,969	152,932	68,354
Interest expense	(302,644)	(359,915)	(731,679)	(815,659)
Total other income (expense)	(227,645)	(316,197)	(582,581)	(700,601)
Income before income taxes	5,552,086	6,767,321	14,575,200	16,869,998
Provision for income taxes	1,284,551	1,551,884	3,061,993	3,555,479
Net income	4,267,535	5,215,437	11,513,207	13,314,519
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(7,616,129)	619,865	(22,728,368)	626,154
Comprehensive income (loss)	$(3,348,594)	$5,835,302	$(11,215,161)	$13,940,673

Basic weighted average shares outstanding	36,933,002	33,281,464	36,436,026	32,829,357
Basic net earnings per share	$0.12	$0.16	$0.32	$0.41
Diluted weighted average shares outstanding	36,933,002	33,281,464	36,436,026	32,829,357
Diluted net earnings per share	0.12	0.16	0.32	0.41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$11,513,207	$13,314,519
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	2,378,736	3,206,945
Depreciation and amortization	21,445,891	23,881,680
Loss on disposal of property, plant and equipment	345	25,240
Changes in operating assets
Accounts receivable	(1,295,393)	17,868,983
Amount due from related parties	(154,303)	-
Other current assets	88,817	(9,654)
Inventories	(23,618,284)	(71,309,766)
Advances to suppliers	(9,078,019)	23,947,858
Other assets	40,385	(77,842)
Changes in operating liabilities
Accounts payable	130,081	(680,569)
Customer deposits	16,653,368	24,018,709
Tax payables	(2,646,182)	3,529,113
Accrued expenses and other payables	228,171	1,193,263
Amount due to related parties	-	-
Net cash provided by operating activities	15,686,820	38,908,479

Cash flows from investing activities
Purchase of plant, property, and equipment	(15,665)	(383,373)
Proceeds from other receivables	-	1,967,460
Deferred assets	-	(9,222,371)
Net cash used in investing activities	(15,665)	(7,638,284)

Cash flows from financing activities
Proceeds from the sale of common stock	-	1,245,746
Proceeds from loans	4,424,000	8,130,000
Repayment of loans	(7,900,000)	(8,536,500)
Advance from related party	200,000	300,400
Net cash used in financing activities	(3,276,000)	1,139,646

Effect of exchange rate change on cash and cash equivalents	(5,810,344)	64,284
Net increase in cash and cash equivalents	6,584,811	32,474,125

Cash and cash equivalents, beginning balance	92,982,564	26,890,321
Cash and cash equivalents, ending balance	$99,567,375	$59,364,446

Supplement disclosure of cash flow information
Interest expense paid	$731,679	$815,659
Income taxes paid	$2,763,253	$26,366

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

The Company’s corporate structure as of December 31, 2015 is set forth in the diagram below:

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended December 31, 2015, are not necessarily indicative of the results to be expected for the year ending June 30, 2016.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the People’s Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in two banks in China. The aggregate cash in such accounts and on hand as of December 31, 2015 and June 30, 2015 was $99,567,375 and $92,676,188, respectively. There is no insurance securing these deposits in China over $77,000 (RMB 500,000). In addition, the Company also had $107,189 and $306,376 in cash in two banks in the United States as of December 31, 2015 and June 30, 2015, respectively, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the competitiveness and market shares of the Company’s products . The amount owed to the Company will be expensed over three years which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the six months ended December 31, 2015 and 2014, the Company amortized $21,430,699 and $32,153,216, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to an annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending December 31, 2016 and 2017 is $26,315,270 and $3,781,241, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended December 31,
	2015	2014
Net Income for Basic Earnings Per Share	$4,267,535	$5,215,437
Basic Weighted Average Number of Shares	36,933,002	33,281,464
Net Income Per Share – Basic	$0.12	$0.16
Net Income for Diluted Earnings Per Share	$4,267,535	$5,215,437
Diluted Weighted Average Number of Shares	36,933,002	33,281,464
Net Income Per Share – Diluted	$0.12	$0.16

	Six Months Ended December 31,
	2015	2014
Net Income for Basic Earnings Per Share	$11,513,207	$13,314,519
Basic Weighted Average Number of Shares	36,436,026	32,829,357
Net Income Per Share – Basic	$0.32	$0.41
Net Income for Diluted Earnings Per Share	$11,513,207	$13,314,519
Diluted Weighted Average Number of Shares	36,436,026	32,829,357
Net Income Per Share – Diluted	$0.32	$0.41

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

FASB Accounting Standards Update No. 2015-02

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This amendment provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

FASB Accounting Standards Update No. 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment defers the effective date of ASU No. 2014-09 for all entities for one year. The guidance in ASU 2014-09 will now apply to public business entities, certain not-for-profit entities, and certain employee benefit plans from annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods after December 31, 2016, including interim reporting periods with that reporting period.

FASB Accounting Standards Update No. 2015-16

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). ASU No. 2015-16 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2015	2015
Raw materials	$79,023,607	$48,294,614
Supplies and packing materials	$601,112	$529,398
Work in progress	$435,906	$348,670
Finished goods	$38,259,995	$52,130,265
Total	$118,320,621	$101,302,947

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2015	2015
Building and improvements	$41,645,549	$43,699,066
Auto	618,465	900,562
Machinery and equipment	21,503,631	23,173,209
Agriculture assets	783,797	833,165
Total property, plant and equipment	64,551,441	68,606,002
Less: accumulated depreciation	(24,330,294)	(23,971,808)
Total	$40,221,147	$44,634,194

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2015	2015
Land use rights, net	$10,746,369	$11,554,776
Technology patent, net	118,067	251,008
Customer relationships, net	4,520,608	5,337,372
Trademarks	6,267,800	6,662,590
Total	$21,652,844	$23,805,746

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,270,474). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $161,076). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,121,905). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2015	2015
Land use rights	$12,553,455	$13,344,160
Less: accumulated amortization	(1,807,086)	(1,789,384)
Total land use rights, net	$10,746,369	$11,554,776

TECHNOLOGY PATENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,416,800) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	December 31,	June 30,
	2015	2015
Technology know-how	$2,321,561	$2,467,789
Less: accumulated amortization	(2,203,494)	(2,216,781)
Total technology know-how, net	$118,067	$251,008

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,010,000) and is amortized over the remaining useful life of ten years.

	December 31,	June 30,
	2015	2015
Customer relationships	$10,010,000	$10,640,500
Less: accumulated amortization	(5,489,392)	(5,303,128)
Total customer relationships, net	$4,520,608	$5,337,372

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,398,040) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, 2015, are as follows:

AMORTIZATION TABLE

Year Ends	Expense ($)
December 31, 2016	1,370,136
December 31, 2017	1,252,069
December 31, 2018	1,252,069
December 31, 2019	1,252,069
December 31, 2020	751,569

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2015	2015
Payroll payable	$7,552	$18,451
Welfare payable	158,103	168,061
Accrued expenses	3,884,299	3,554,733
Other payables	918,299	1,098,705
Other levy payable	128,844	113,027
Total	$5,097,097	$4,952,977

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES

As of December 31, 2015 and June 30, 2015, the amount due from related parties was $150,396 and $0, respectively.  As of December 31, 2015, $150,396 were due from the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) to Yuxing, representing a balance that 900LH.com would pay to Yuxing according to the Sales Agreement (as defined below) between Yuxing and 900LH.com.

At the end of September 2015, Yuxing entered into a sales agreement with 900LH.com pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 4,500,000 (approximately $693,000). As of December 31, 2015, the contract had been fulfilled with an exceeded sales amount of $732,947. 900LH.com had paid Yuxing a total of $582,551 with an amount due of $150,396 as of December 31, 2015.

As of December 31, 2015 and June 30, 2015, the amount due to related parties was $2,198,219 and $2,068,102, respectively.  As of December 31, 2015 and June 30, 2015, $1,116,743 and $1,184,643, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On June 29, 2014, Jinong signed an office lease with Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), where Mr. Tao Li, Chairman and CEO of the Company, serves as its Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB24,480 (approximately $3,770).

NOTE 8- LOAN PAYABLES

As of December 31, 2015, the short-term loan payables consisted of ten loans which mature on dates ranging from January 21, 2015 through August 2, 2016 with interest rates ranging from 5.20% to 6.96%. The loans No. 1 and 5 below are collateralized by Tianjuyan’s land use right and building ownership right. The loan No.3 is collateralized by deposit. The loan No. 2 is collateralized by Jinong’s land use right and Jinong’s credit. The loans No. 4, 6 and 7 are guaranteed by Jinong’s credit. The loan No.8 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2015
1	Agriculture Bank of China-Pinggu Branch	Jan 21, 2015 - Jan 20, 2016	6.16%	$1,232,000
2	Bank of Tianjin- Beijing Branch	Feb 3, 2015 - Jan 27, 2016	6.16%	6,160,000
3	Bank of Tianjin- Beijing Branch	Feb 11, 2015 - Feb 10, 2016	5.60%	4,342,800
4	China Merchants Bank- Chaoyangmen Branch	Mar 16, 2015 - Mar 15, 2016	6.96%	770,000
5	Agriculture Bank of China-Pinggu Branch	May 12, 2015 - Apr 29, 2016	5.89%	2,002,000
6	Bank of Beijing- Pinggu Branch	Aug 11, 2015- Aug 2, 2016	5.82%	1,540,000
7	China Merchants Bank- Cahoyangmen Branch	Sep 9, 2015- Mar 8, 2016	5.20%	1,540,000
8	Beijing International Trust Co., Ltd	Nov 17, 2015- Feb 13, 2016	5.22%	1,232,000

	Total			$18,818,800

As of June 30, 2015, the short-term loan payables consisted of ten loans which mature on dates ranging from August 6, 2014 through April 29, 2016 with interest rates ranging from 5.60% to 7.80%. The loans No. 6 and 10 were collateralized by Tianjuyuan’s land use right and building ownership right. The loan No. 8 was collateralized by Gufeng’s deposit. The loan No.7 was collateralized by Jinong’s land use right and Jinong’s credit. The loans No. 2 and 9 were guaranteed by Jinong’s credit. The loans No. 3, 4 and 5 were guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No. 1 was guaranteed by Jinong and Tianjuyuan’s deposit.

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

The interest expense from short-term loans were $731,679 and $815,659 for the six months ended December 31, 2015 and 2014, respectively.

NOTE 9 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six months ended December 31, 2015 and 2014 of $1,805,667 and $2,462,055, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $1,256,325 and $1,093,424 for the six months ended December 31, 2015 and 2014, respectively.

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	December 31,	June 30,
	2015	2015
VAT provision	$7,046	$27,251
Income tax payable	994,928	3,778,339
Other levies	656,461	698,952
Total	$1,658,436	$4,504,542

Tax Rate Reconciliation

Our effective tax rates were approximately 26.7% and 21.1% for the six months ended December 31, 2015 and 2014, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the six months ended December 31, 2015 and 2014, for the following reasons:

December 31, 2015

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$14,575,200		$(3,107,045)		$11,468,155

Expected income tax expense (benefit)	3,643,800	25%	(1,056,395)	34.0%	2,587,405
High-tech income benefits on Jinong	(1,145,841)	(7.86)%	-	-	(1,145,841)
Losses from subsidiaries in which no benefit is recognized	564,034	3.87%	-	-	564,034
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	1,056,395	(34.0)%	1,056,395
Actual tax expense	$3,061,993	21%	$-	-%	$3,061,993	26.7%

December 31, 2014

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$20,896,514		$(4,026,516)		$16,869,998

Expected income tax expense (benefit)	5,224,129	25.0%	(1,369,015)	34.0%	3,855,114
High-tech income benefits on Jinong	(1,565,331)	(7.5)%	-	-	(1,565,331)
Losses from subsidiaries in which no benefit is recognized	(103,319)	(0.5)%	-	-	(103,319)
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	1,369,015	(34.0)%	1,369,015
Actual tax expense	$3,555,479	17.0%	$-	-%	$3,555,479	21.1%

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

The following table sets forth changes in compensation-related restricted stock awards during six months ended December 31, 2015:

			Grant Date
	Number of	Fair Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2015	1,708,000	$1,797,992
Granted	1,000,000	1,660,000	$1.66
Forfeited	-	-
Vested	(1,312,000)	(1,732,236)
Outstanding (unvested) at December 31, 2015	1,396,000	$1,725,756

As of December 31, 2015, the unamortized expense related to the grant of restricted shares of common stock of $1,725,756 will be amortized into expense through December 31, 2016. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

On November 6, 2015, the Company issued 7,675 shares of common stock for consulting services valued at $14,000. As of December 31, 2015, the Company issued 30,890 shares of common stock for professional fees valued at $59,734. The shares were valued at the market price per corresponding services agreements.

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

As of December 31, 2015, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

 Vendor and Customer Concentration

There were two vendors from which the Company purchased 29.8% and 16.4% of its raw materials for the six months ended December 31, 2015. Total purchase from these two vendors amounted to $40,065,118 as of December 31, 2015.

There were three vendors from which the Company purchased 19.4%, 13.6% and 10.4% of its raw materials for the six months ended December 31, 2014. Total purchase from these three venders amounted to $45,141,568 as of December 31, 2014.

One customer was accounted for 26.6% of the Company’s sales for the six months ended December 31, 2015. One customer was accounted for 15.6% of the Company’s sales for the six months ended December 31, 2014.

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

NOTE 12 – SEGMENT REPORTING

As of December 31, 2015, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Revenues from unaffiliated customers:
Jinong	$31,302,561	$31,192,693	$66,010,365	$65,656,858
Gufeng	23,579,674	21,778,807	41,814,506	37,764,881
Yuxing	2,083,765	1,079,674	3,325,400	1,931,225
Consolidated	$56,966,000	$54,051,174	$111,150,271	$105,352,964

Operating income :
Jinong	$3,698,620	$6,125,611	$11,654,274	$16,059,375
Gufeng	3,052,879	2,731,233	5,662,832	5,127,211
Yuxing	511,213	147,578	917,510	410,571
Reconciling item (1)	0	0	0	-
Reconciling item (2)	297,606	(271,754)	(219,754)	(956,688)
Reconciling item (2)—stock compensation	(1,780,587)	(1,649,150)	(2,857,081)	(3,069,870)
Consolidated	$5,779,731	$7,083,518	$15,157,781	$17,570,599

Net income:
Jinong	$3,187,514	$5,215,522	$10,000,365	$13,647,488
Gufeng	2,049,897	1,764,886	3,670,264	3,175,597
Yuxing	513,099	155,911	919,384	517,950
Reconciling item (1)	5	22	29	42
Reconciling item (2)	(1,477,980)	(1,920,904)	(3,076,835)	(4,026,558)
Consolidated	$4,272,535	$5,215,437	$11,513,207	$13,314,519

Depreciation and Amortization:
Jinong	$9,358,107	$10,919,835	$19,292,089	$21,488,404
Gufeng	728,466	863,195	1,474,061	1,699,710
Yuxing	336,433	349,456	679,741	693,566
Consolidated	$10,423,006	$12,132,486	$21,445,891	$23,881,680

Interest expense:
Gufeng	302,644	359,915	731,679	815,659
Consolidated	$302,644	$359,915	$731,679	$815,659

Capital Expenditure:
Jinong	$6,643	$4,968,047	$6,643	$9,222,517
Gufeng	0	13,034	1,770	13,034
Yuxing	6,449	370,193	7,252	370,193
Consolidated	$13,092	$5,351,274	$15,665	$9,605,744

	As of December 31,	As of June 30,
	2015	2015
Identifiable assets:
Jinong	$209,144,782	$219,259,401
Gufeng	173,218,844	165,267,975
Yuxing	46,013,868	44,745,889
Reconciling item (1)	110,138	312,198
Reconciling item (2)	(2,879)	(2,845)
Consolidated	$428,484,753	$348,728,342

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On June 29, 2014, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of $3,770 (RMB 24,480).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $480 (RMB 3,117).

Accordingly, the Company recorded an aggregate of $28,261 and $14,808 as rent expenses for the six months ended December 31, 2015 and 2014, respectively. Rent expenses for the next five years months ended December 31, are as follows:

Years ending December 31,
2016	$28,261
2017	5,642
2018	5,642
2019	5,642
2020	5,642

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of December 31, 2015 and June 30, 2015:

	December 31	June 30,
	2015	2015

ASSETS
Current Assets
Cash and cash equivalents	$180,970	$79,867
Accounts receivable, net	192,716	72,748
Inventories	18,365,531	18,138,137
Other current assets	29,739	48,845
Advances to suppliers	3,116,861	61,739
Total Current Assets	21,885,817	18,401,336

Plant, Property and Equipment, Net	14,220,333	15,692,975
Construction In Progress	64,838	68,921
Intangible Assets, Net	9,842,881	10,582,657
Total Assets	$46,013,869	$44,745,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$273,112	$159,730
Accrued expenses and other payables	30,091	222,871
Amount due to related parties	43,991,316	43,488,198
Total Current Liabilities	44,294,519	43,870,799

Stockholders' equity	1,719,350	875,090

Total Liabilities and Stockholders' Equity	$46,013,869	$44,745,889

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Revenue	$2,083,765	$1,079,674	$3,325,400	$1,931,225
Expenses	1,570,665	923,763	2,406,015	1,413,275
Net income (loss)	$513,100	$155,911	$919,385	$517,950

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 97.0% and 98.2% of our total revenues for the six months ended December 31, 2015 and 2014, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of December 31, 2015, we had developed and produced a total of 461 different fertilizer products in use, of which 129 were developed and produced by Jinong and 332 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended December 31,		Change from 2014 to 2015
	2015	2014	Amount	%
	(metric tons)
Jinong	9,539	12,484	(2,945)	(23.6)%
Gufeng	62,775	56,031	6,744	12.0%
	72,314	68,515	3,799

	Three Months Ended December 31,
	2015	2014
	(revenue per ton)
Jinong	$3,374	$2,499
Gufeng	367	385

	Six Months Ended December 31,		Change from 2014 to 2015
	2015	2014	Amount	%
	(metric tons)
Jinong	19,603	27,102	(7,499)	(27.7)%
Gufeng	108,397	94,132	14,265	15.2%
	128,000	121,234	6,766

	Six Months Ended December 31,
	2015	2014
	(revenue per ton)
Jinong	$3,406	$2,423
Gufeng	384	401

For the three months ended December 31, 2015, we sold approximately 72,314 metric tons of fertilizer products, as compared to 68,515 metric tons for the three months ended December 31, 2014. For the three months ended December 31, 2015, Jinong sold approximately 9,539 metric tons of fertilizer products, a decrease of 2,945 metric tons, or 23.6%, as compared to 12,484 metric tons for the three months ended December 31, 2014. The decrease was due to Jinong’s implementation of its sales strategy that focuses on producing high-margin liquid fertilizer during the last three months.  For the three months ended December 31, 2015, Gufeng sold approximately 62,775 metric tons of fertilizer products, as compared to 56,031 metric tons for the three months ended December 31, 2014. The increase was mainly attributable to Gufeng’s expanding of its marketing strategy.

For the six months ended December 31, 2015, we sold approximately 128,000 metric tons of fertilizer products, as compared to 121,234 metric tons for the six months ended December 31, 2014. For the six months ended December 31, 2015, Jinong sold approximately 19,603 metric tons of fertilizer products, a decrease of 7,499 metric tons, or 27.7%, as compared to 27,102 metric tons for the six months ended December 31, 2014. The decrease was due to Jinong’s implementation of its sales strategy that focuses on producing high-margin liquid fertilizer during the last six months. For the six months ended December 31, 2015, Gufeng sold approximately 108,397 metric tons of fertilizer products, as compared to 94,132 metric tons for the six months ended December 31, 2014. The increase was mainly attributable to Gufeng’s expanding of its marketing strategy.

Our sales of fertilizer products to five provinces accounted for approximately 62.8% of our fertilizer revenue for the three months ended December 31, 2015. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Beijing (27.8%), Shaanxi (13.4%), Heilongjiang (9.2%), Anhui (7.4%), and Yunnan (5.0%).

As of December 31, 2015, we had a total of 1,334 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 1,044 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.2% of its fertilizer revenues for the three months ended December 31, 2015. Gufeng had 290 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 98.3% of its revenues for the three months ended December 31, 2015. One customer, Sino-agri Group, accounted for 28.3% of the Company’s sales for the three months ended December 31, 2015.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 87.9% of our agricultural products revenue for the three months ended December 31, 2015 were Shaanxi (82.2%), Sichuan (3.7%), and Qinghai (1.9%).

Recent Developments

New products and distributors

During the three months ended December 31, 2015, Jinong launched two new fertilizer products. Jinong’s new products generated approximately $6,591, or 0.02% of Jinong’s fertilizer revenue for the three months ended December 31, 2015. Jinong added seven new distributors for the three months ended December 31, 2015. Jinong’s new distributors accounted for approximately $414,059, or 1.3% of Jinong’s fertilizer revenue for the three months ended December 31, 2015.

During the three months ended December 31, 2015, Gufeng did not launch any new fertilizer products. However, Gufeng added two new distributors during the three months ended December 31, 2015, which accounted for approximately $472,805, or 2.1%, of Gufeng’s fertilizer revenue.

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

To accomplish the sales goals of the agreement, Sino-agri and Gufeng are committed to strengthen the production and marketing of Gufeng Fertilizers comprehensively. Specifically, Gufeng will team up with Sino-agri to secure raw materials supplies by leveraging Sino-agri's global access to related raw materials. With that, Gufeng shall deliver Sino-agri customized Gufeng’s Fertilizers upon the orders from Sino-agri's heterogeneous customers. In the next three-year period, Gufeng will be able to tap needed financial credit facilities from Sino-agri to fill the Sino-agri orders. In addition to Gufeng’s Fertilizers, Gufeng is committed to offer product support for Sino-agri's clients which includes, but not limit to, soil testing, fertilizer comparison and testing, as well as fertilizer solutions. In parallel, Sino-agri will give priority to purchase Gufeng Fertilizer to replenish its compound fertilizer inventory.

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

We are very excited for having entered this partnership with Sino-agri, and the result was satisfactory. Sino-agri has purchased a total of $29,306,030 fertilizer products during the six months ended December 31, 2015, which accounted for 27.2% of the total sales of fertilizer products from Company. We believe our partnership with Sino-agri will be extraordinary. These agreements are win-win showcases between us and the large state-owned enterprise in China.

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

During the first phase of the foregoing project, 900LH.com focused on building an ecological farm base. The base included leisure farming, sightseeing, and sales of agriculture products. The total investment of the first phase would be one billion RMB (160 million USD approximately) including the cost of relocating local residents. In the second phase, the ecological farm will develop into a modern agriculture farm. The modern farm’s operation will include but not limit to, planting, breeding, agricultural products processing, and tourism. The investment of the second phase would be two billion RMB (320 million USD approximately).

The Company and 900LH.com have entered into an agreement that the Company’s fertilizers will be exclusively supplied to all plants and agricultural products in the Project and 900LH.com will promote the Company’s fertilizers to all its affiliated farms. In the Project, 900LH.com, the Company, and the government in Shaanxi Province collaborate closely.

A New Business Model

The Company has made progress on its proprietary online sales platform of agriculture basic materials. The link to the online sales platform is www.900nong.com (“900nong”). The business model of 900nong is to provide a platform for the distributors of the Company to set up online shops and to promote the Company's products as well as other kinds of products, such as pesticides and seeds they distribute for various manufacturers. 900nong began operating in March 2015.

Results of Operations

Three months ended December 31, 2015 Compared to the Three months ended December 31, 2014.

	For the Three Months Ended December 31,
	2015	2014	change $	change %
Sales
Jinong	$31,302,561	$31,192,693	$109,868	0.4%
Gufeng	23,579,674	21,778,807	1,800,867	8.3%
Yuxing	2,083,765	1,079,674	1,004,091	93.0%
Net sales	56,966,000	54,051,174	2,914,826	5.4%
Cost of goods sold			-
Jinong	13,434,686	12,314,040	1,120,646	9.1%
Gufeng	19,712,848	18,034,979	1,677,869	9.3%
Yuxing	1,182,898	792,161	390,737	49.3%
Cost of goods sold	34,330,432	31,141,180	3,189,252	10.2%
Gross profit	22,635,568	22,909,994	(274,426)	-1.2%
Operating expenses			-
Selling expenses	5,285,103	1,981,065	3,304,038	166.8%
Selling expenses - amortization of deferred assets	8,664,752	10,651,432	(1,986,680)	-18.7%
General and administrative expenses	2,905,982	3,193,979	(287,997)	-9.0%
Total operating expenses	16,855,837	15,826,476	1,029,361	6.5%
Income from operations	5,779,731	7,083,518	(1,303,787)	-18.4%
Other income (expense)			-
Other income (expense)	729	4,749	(4,020)	-84.6%
Interest income	74,270	38,969	35,301	90.6%
Interest expense	(302,644)	(359,915)	57,271	-15.9%
Total other income (expense)	(227,645)	(316,197)	88,552	-28.0%
Income before income taxes	5,552,086	6,767,321	(1,215,235)	-18.0%
Provision for income taxes	1,284,551	1,551,884	(267,333)	-17.2%
Net income	4,267,535	5,215,437	(947,902)	-18.2%
Other comprehensive income			-
Foreign currency translation gain	(7,616,129)	619,865	(8,235,994)	-1328.7%
Comprehensive income	$(3,348,594)	$5,835,302	$(9,183,896)	-157.4%
			-
Basic weighted average shares outstanding	36,933,002	33,281,464	3,651,538	11.0%
Basic net earnings per share	$0.12	$0.16	$(0.04)	-26.3%
Diluted weighted average shares outstanding	36,933,002	33,281,464	3,651,538	11.0%
Diluted net earnings per share	$0.12	$0.16	$(0.04)	-26.3%

Net Sales

Total net sales for the three months ended December 31, 2015 were $56,966,000, an increase of $2,914,826, or 5.4%, from $54,051,174 for the three months ended December 31, 2014. This increase was due to an increase in net sales from all three business segments.

For the three months ended December 31, 2015, Jinong’s net sales increased $109,868, or 0.4%, to $31,302,561 from $31,192,693 for the three months ended December 31, 2014. This slight increase was mainly attributable to Jinong’s higher priced liquid fertilizer sold despite the decrease in Jinong’s sales volume during the three months ended December 31, 2015.

For the three months ended December 31, 2015, Gufeng’s net sales were $23,579,674, an increase of $1,800,867 or 8.3% from $21,778,807 for the three months ended December 31, 2014. The increase was mainly attributable to Gufeng’s expanded marketing promotion strategy.

For the three months ended December 31, 2015, Yuxing’s net sales were $2,083,765, an increase of $1,004,091 or 93.0%, from $1,079,674 during the three months ended December 31, 2014. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2015 was $34,330,432, an increase of $3,189,252, or 10.2%, from $31,141,180 for the three months ended December 31, 2014. This increase was mainly due to the 5.4% increase in net sales and an increased in cost of raw materials.

Cost of goods sold by Jinong for the three months ended December 31, 2015 was $13,434,686, an increase of $1,120,646, or 9.1%, from $12,314,040 for the three months ended December 31, 2014. The increase in cost of goods was primarily attributable to the higher raw materials cost.

Cost of goods sold by Gufeng for the three months ended December 31, 2015 was $19,712,848, an increase of $1,677,869, or 9.3%, from $18,034,979 for the three months ended December 31, 2014. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For the three months ended December 31, 2015, cost of goods sold by Yuxing was $1,182,898, an increase of $390,737, or 49.3%, from $792,161 for the three months ended December 31, 2014. This increase was mainly due to the increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the three months ended December 31, 2015 decreased by $274,426 to $22,635,568, as compared to $22,909,994 for the three months ended December 31, 2014. Gross profit margin was 39.7% and 42.4% for the three months ended December 31, 2015 and 2014, respectively.

Gross profit generated by Jinong decreased by $1,010,778, or 5.4%, to $17,867,875 for the three months ended December 31, 2015 from $18,878,653 for the three months ended December 31, 2014. Gross profit margin from Jinong’s sales was approximately 57.1% and 60.5% for the three months ended December 31, 2015 and 2014, respectively. The decrease in gross profit margin was mainly due to the higher raw material cost and packaging cost.

For the three months ended December 31, 2015, gross profit generated by Gufeng was $3,866,826, an increase of $122,998, or 3.3%, from $3,743,828 for the three months ended December 31, 2014. Gross profit margin from Gufeng’s sales was approximately 16.4% and 17.2% for the three months ended December 31, 2015 and 2014, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the three months ended December 31, 2015, gross profit generated by Yuxing was $900,867, an increase of $613,354, or 213.3% from $287,513 for the three months ended December 31, 2014.  The gross profit margin was approximately 43.2% and 26.6% for the three months ended December 31, 2015 and 2014, respectively. The increase in gross profit margin was mainly due to the higher priced top grade flowers that Yuxing sold during the three months ended December 31, 2015.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $5,285,103, or 9.3%, of net sales for the three months ended December 31, 2015, as compared to $1,981,065 or 3.7% of net sales for the three months ended December 31, 2014, an increase of $3,304,038, or 166.8%. The selling expenses of Yuxing were $135,466 or 6.5% of Yuxing’s net sales for the three months ended December 31, 2015, as compared to $13,935, or 1.3% of Yuxing’s net sales for the three months ended December 31, 2014. The selling expenses of Gufeng were $110,972 or 0.5% of Gufeng’s net sales for the three months ended December 31, 2015, as compared to $228,488, or 1.0% of Gufeng’s net sales for the three months ended December 31, 2014. The selling expenses of Jinong for the three months ended December 31, 2015 were $5,038,665 or 16.1% of Jinong’s net sales, as compared to selling expenses of $1,738,642, or 5.6% of Jinong’s net sales for the three months ended December 31, 2014. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $8,664,752, or 15.2%, of net sales for the three months ended December 31, 2015, as compared to $10,651,432 or 18.7% of net sales for the three months ended December 31, 2014, a decrease of $1,986,680, or 18.7%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $2,905,982, or 5.1% of net sales for the three months ended December 31, 2015, as compared to $3,193,979, or 5.9%, of net sales for the three months ended December 31, 2014, a decrease of $257,758, or 8.1%. The decrease in general and administrative expenses was mainly due to the related expenses in the stock compensation awarded to the employees which amounted to $1,242,508 for the three months ended December 31, 2015 as compared to $1,786,225 for the three months ended December 31, 2014.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the three months ended December 31, 2015 was $227,645, as compared to $316,197 for the three months ended December 31, 2014, a decrease of $88,552, or 28.0%. The decrease in total other expense was partly resulted from an increase in interest income by $35,301 or 90.6%, to $74,270 during the three months ended December 31, 2015 as compared to $38,969 during the three months ended December 31, 2014, due to the increased deposit in the banks. There was also a $729 other income during the three months ended December 31, 2015, as compared to other income $4,749 during the three months ended December 31, 2014. Interest expense decreased by $57,271 or 15.9%, to $302,644 during the three months ended December 31, 2015 as compared to $359,915 during the three months ended December 31, 2014, due to a lesser amount of short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $584,959 for the three months ended December 31, 2015, as compared to $945,468 for the three months ended December 31, 2014, a decrease of $360,509, or 38.1%. The decrease was mainly due to Jinong’s lower net income resulting from the increased selling expenses offset by its higher sales.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $699,591 for the three months ended December 31, 2015, as compared to $606,416 for the three months ended December 31, 2014, an increase of $93,175, or 15.4%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the three months ended December 31, 2015 as a result of being exempted from paying income tax due to the fact its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended December 31, 2015 was $4,267,535, a decrease of $947,902, or 18.2%, compared to $5,215,437 for the three months ended December 31, 2014. The decrease was attributable to the higher coast of good sold and increase in selling expenses offset by an increase in net sales and selling expenses. Net income as a percentage of total net sales was approximately 7.5% and 9.6% for the three months ended December 31, 2015 and 2014, respectively.

Six months ended December 31, 2015 Compared to the Six months ended December 31, 2014.

	For the Six Months Ended December 31,
	2015	2014	change $	change %
Sales
Jinong	$66,010,365	$65,656,858	$353,507	0.5%
Gufeng	41,814,506	37,764,881	4,049,625	10.7%
Yuxing	3,325,400	1,931,225	1,394,175	72.2%
Net sales	111,150,271	105,352,964	5,797,307	5.5%
Cost of goods sold			-
Jinong	27,975,071	25,694,663	2,280,408	8.9%
Gufeng	34,458,522	30,634,164	3,824,358	12.5%
Yuxing	1,892,948	1,440,709	452,239	31.4%
Cost of goods sold	64,326,541	57,769,536	6,557,005	11.4%
Gross profit	46,823,730	47,583,428	(759,698)	-1.6%
Operating expenses			-
Selling expenses	7,628,858	2,716,702	4,912,156	180.8%
Selling expenses - amortization of deferred assets	18,377,467	20,982,516	(2,605,049)	-12.4%
General and administrative expenses	5,659,624	6,313,611	(653,987)	-10.4%
Total operating expenses	31,665,949	30,012,829	1,653,120	5.5%
Income from operations	15,157,781	17,570,599	(2,412,818)	-13.7%
Other income (expense)			-
Other income (expense)	(3,834)	46,704	(50,538)	-108.2%
Interest income	152,932	68,354	84,578	123.7%
Interest expense	(731,679)	(815,659)	83,980	-10.3%
Total other income (expense)	(582,581)	(700,601)	118,020	-16.8%
Income before income taxes	14,575,200	16,869,998	(2,294,798)	-13.6%
Provision for income taxes	3,061,993	3,555,479	(493,486)	-13.9%
Net income	11,513,207	13,314,519	(1,801,312)	-13.5%
Other comprehensive income			-
Foreign currency translation gain	(22,728,368)	626,154	(23,354,522)	-3729.8%
Comprehensive income	$(11,215,161)	$13,940,673	$(25,155,834)	-180.4%
			-
Basic weighted average shares outstanding	36,436,026	32,829,357	3,606,669	11.0%
Basic net earnings per share	$0.32	$0.41	$(0.09)	-22.1%
Diluted weighted average shares outstanding	36,436,026	32,829,357	3,606,669	11.0%
Diluted net earnings per share	$0.32	$0.41	$(0.09)	-22.1%

Net Sales

Total net sales for the six months ended December 31, 2015 were $111,150,271, an increase of $5,797,307, or 5.5%, from $105,352,964 for the six months ended December 31, 2014. This increase was due to an increase in net sales from all three business segments.

For the six months ended December 31, 2015, Jinong’s net sales increased of $353,507, or 0.5%, to $66,010,365 from $65,656,858 for the six months ended December 31, 2014. This slightly increase was mainly attributable to Jinong’s higher priced liquid fertilizer sold despite the decrease in Jinong’s sales volume during the six months ended December 31, 2015.

For the six months ended December 31, 2015, Gufeng’s net sales were $41,814,506, an increase of $4,049,625 or 10.7% from $37,764,881 for the six months ended December 31, 2014. The increase was mainly attributable to Gufeng’s expanded marketing promotion strategy.

For the six months ended December 31, 2015, Yuxing’s net sales were $3,325,400, an increase of $1,394,175 or 72.2%, from $1,931,225 during the six months ended December 31, 2014. The increase was mainly attributable to the increase in market demand and higher prices on Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2015 was $64,326,541, an increase of $6,557,005, or 11.4%, from $57,769,536 for the six months ended December 31, 2014. This increase was mainly due to the 5.6% increase in net sales and an increase in the cost of raw materials.

Cost of goods sold by Jinong for the six months ended December 31, 2015 was $27,975,071, an increase of $2,280,408, or 8.9%, from $25,694,663 for the six months ended December 31, 2014. The increase was primarily attributable to its higher raw material cost.

Cost of goods sold by Gufeng for the six months ended December 31, 2015 was $34,458,522, an increase of $3,824,358, or 12.5%, from $30,634,164 for the six months ended December 31, 2014. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For the six months ended December 31, 2015, cost of goods sold by Yuxing was $1,892,948, an increase of $452,239, or 31.4%, from $1,440,709 for the six months ended December 31, 2014. This increase was mainly due to the increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the six months ended December 31, 2015 decreased by $759,698 to $46,823,730, as compared to $47,583,428 for the six months ended December 31, 2014. Gross profit margin was 42.1% and 45.2% for the six months ended December 31, 2015 and 2014, respectively.

Gross profit generated by Jinong decreased by $1,926,901, or 4.8%, to $38,035,294 for the six months ended December 31, 2015 from $39,962,195 for the six months ended December 31, 2014. Gross profit margin from Jinong’s sales was approximately 57.6% and 60.9% for the six months ended December 31, 2015 and 2014, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the six months ended December 31, 2015, gross profit generated by Gufeng was $7,355,984, an increase of $225,267, or 3.2%, from $7,130,717 for the six months ended December 31, 2014. Gross profit margin from Gufeng’s sales was approximately 17.6% and 18.9% for the six months ended December 31, 2015 and 2014, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the six months ended December 31, 2015, gross profit generated by Yuxing was $1,432,452, an increase of $941,936, or 31.7% from $490,516 for the six months ended December 31, 2014.  The gross profit margin was approximately 43.1% and 25.4% for the six months ended December 31, 2015 and 2014, respectively.

The increase in gross profit margin was mainly due to the higher priced top grade flowers that Yuxing sold during the six months ended December 31, 2015.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $7,628,858, or 6.9%, of net sales for the six months ended December 31, 2015, as compared to $2,716,702 or 2.6% of net sales for the six months ended December 31, 2014, an increase of $4,912,156, or 180.8%. The selling expenses of Yuxing were $143,171 or 4.3% of Yuxing’s net sales for the six months ended December 31, 2015, as compared to $21,073, or 1.1% of Yuxing’s net sales for the six months ended December 31, 2014.The selling expenses of Gufeng were $263,657 or 0.6% of Gufeng’s net sales for the six months ended December 31, 2015, as compared to $414,466, or 1.1% of Gufeng’s net sales for the six months ended December 31, 2014. The selling expenses of Jinong for the six months ended December 31, 2015 were $7,222,030 or 10.9% of Jinong’s net sales, as compared to selling expenses of $2,281,163, or 3.5% of Jinong’s net sales for the six months ended December 31, 2014. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $18,377,467, or 16.5%, of net sales for the six months ended December 31, 2015, as compared to $20,982,516 or 19.9% of net sales for the six months ended December 31, 2014, a decrease of $2,605,049, or 12.4%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the six months ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $5,659,624, or 5.1% of net sales for the six months ended December 31, 2015, as compared to $6,313,611, or 6.0%, of net sales for the six months ended December 31, 2014, a decrease of $653,987, or 10.4%. The decrease in general and administrative expenses was mainly due to the related expenses in the stock compensation awarded to the employees which amounted to $2,319,002 for the six months ended December 31, 2015 as compared to $3,206,945 for the six months ended December 31, 2014.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the six months ended December 31, 2015 was $582,581, as compared to $700,601 for the six months ended December 31, 2014, a decrease of $118,020, or 16.8%. The decrease in total other expense was partly resulted from an increase in interest income by $84,578 or 123.7%, to $152,932 during the six months ended December 31, 2015 as compared to $68,354 during the six months ended December 31, 2014, due to the increased deposit in the banks. There was also a $3,834 other expense during the six months ended December 31, 2015, as compared to other income $46,704 during the six months ended December 31, 2014. Interest expense decreased by $83,980 or 10.3%, to $731,679 during the six months ended December 31, 2015 as compared to $815,659 during the six months ended December 31, 2014, due to a lesser amount of short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,805,667 for the six months ended December 31, 2015, as compared to $2,462,055 for the six months ended December 31, 2014, a decrease of $656,388, or 26.7%. The decrease was mainly due to Jinong’s lower net income resulting from the increased selling expenses offset by its higher sales.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,256,325 for the six months ended December 31, 2015, as compared to $1,093,424 for the six months ended December 31, 2014, an increase of $162,901, or 14.9%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the six months ended December 31, 2015 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the six months ended December 31, 2015 was $11,513,207, a decrease of $1,801,312, or 13.5%, compared to $13,314,519 for the six months ended December 31, 2014. The decrease was attributable to the higher cost of goods sold and increase in selling expenses offset by an increase in our net sales. Net income as a percentage of total net sales was approximately 10.4% and 12.6 % for the six months ended December 31, 2015 and 2014, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2015, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.

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

For Jinong, the net income decreased by $3,647,122 or 26.7% to $10,000,366 for the six months ended December 31, 2015 from $13,647,488 for the six months ended December 31, 2014. The decrease was principally due to higher selling expenses.

For Gufeng, the net income increased by $494,668 or 15.6% to $3,670,265 for the six months ended December 31, 2015 from $3,175,597 for the six months ended December 31, 2014. The increase was principally due to the increase in net sales.

For Yuxing, the net income increased by $401,435 or 77.5% to $919,385 for the six months ended December 31, 2015 from $517,950 for the six months ended December 31, 2014. The increase was mainly due to the higher net sales and Yuxing’s more cost-efficient measures taken for the six months ended December 31, 2015, compare to the same period a year before.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of December 31, 2015, cash and cash equivalents were $99,567,375, an increase of $40,202,929, or 67.7%, from $59,364,446 as of June 30, 2015.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$15,686,820	$38,908,479
Net cash used in investing activities	(15,665)	(7,638,284)
Net cash provided by (used in) financing activities	(3,276,000)	1,139,646
Effect of exchange rate change on cash and cash equivalents	(5,810,344)	64,284
Net increase (decrease) in cash and cash equivalents	6,584,811	32,474,125
Cash and cash equivalents, beginning balance	92,982,564	26,890,321
Cash and cash equivalents, ending balance	$99,567,375	$59,364,446

Operating Activities

Net cash provided by operating activities was $15,686,820 for the six months ended December 31, 2015, an increase of $23,221,659 compared to $38,908,479 for the six months ended December 31, 2014. The decrease was mainly attributable to the decrease in net income, account receivable and advances to suppliers, and a decrease in taxes payable, offset by a decrease in inventories and customer deposits during the six months ended December 31, 2015 as compared to the same period in 2014.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2015 was $15,665, a decrease of $7,622,619, or 99.8% from $7,638,284 for the six months ended December 31, 2014. During the six months ended December 31, 2014, Jinong assisted its distributors in marketing to expand its competitive product advantage and market share by advancing them $9,222,371 as compared to $0 during the six months ended December 31, 2015. In addition, during the six months ended December 31, 2014, we received $1,967,460 from the payment on other receivables compared to $0 during the six months ended December 31, 2015.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2015 was $3,276,000, a decrease of $4,415,646 or 387.5% from cash provided by financing activities of $1,139,646 for the six months ended December 31, 2014. During the six months ended December 31, 2015, we received $4,424,000 from the proceeds from loans and repaid loans of $7,900,000 compared to $8,130,000 of proceeds and $8,536,500 repayments during the six months ended December 31, 2014.  In addition, during the six months ended December 31, 2014, we received proceeds of $1,245,746 from the sale of our common stock while we did not have any proceeds from such an item during the six months ended December 31, 2015.

As of December 31, 2015 and June 30, 2015, our loans payable were as follows:

	December 31, 2015	June 30, 2015
Short term loans payable:	$18,818,800	$23,640,310
Total	$18,818,800	$23,640,310

Accounts Receivable

We had accounts receivable of $65,730,552 as of December 31, 2015, as compared to $68,528,598 as of June 30, 2015, a decrease of $2,798,046 or 4.1%, which is mainly attributable to Gufeng. As of December 31, 2015, Gufeng had account receivable of $149,642, a decrease of $745,938, or 83.3%, comparing to $895,580 as of June 30, 2015. The decrease is mainly due to a number of large clients paid up their account payable to Gufeng during the last six months.

Allowance for doubtful accounts in account receivable for the six months ended December 31, 2015 was $312,746, a decrease of $4,823 or 1.6% from $307,923 as of June 30, 2015. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.47% as of December 31, 2015 and 0.45% as of June 30, 2015. The decrease is not significant.

Deferred assets

We had deferred assets of $30,096,510 as of December 31, 2015, as compared to $51,527,209 as of June 30, 2015. We have been assisting our distributors in certain marketing efforts and developing standard stores to enhance our competitive advantages and market shares since December 31, 2014. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup to guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had an inventory of $118,320,621 as of December 31, 2015, as compared to $101,302,947 as of June 30, 2015, an increase of $17,017,674, or 16.8%. The increase is in the inventory level was seasonal, which is mainly due to Gufeng’s $129,195,214 inventory as of December 31, 2015. Such increase was largely attributable to the preparatory replenishment of raw material at a lower price for the expected large production of fertilizer in the incoming winter to meet the anticipated large orders, as well as the accumulation of finished fertilizer products in expecting a huge demand in the near future. The increase was primarily attributable to Gufeng’s inventory. As of December 31, 2015, Gufeng’s inventory was $98,907,369 as a result of the acquisition of raw materials at lower prices for the production and accumulation of finished fertilizer products in expecting a huge demand in the near future. These products are expected to be sold and shipped during the coming year.

Advances to Suppliers

We had advances to suppliers of $47,334,873 as of December 31, 2015 as compared to $40,910,837 as of June 30, 2015, representing an increase of $6,424,036 or 15.7%.due to the large acquisition of raw material during the last six months. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $2,371,069 as of December 31, 2015 as compared to $2,372,130 as of June 30, 2015. The decrease was insignificant.

Unearned Revenue (Customer Deposits)

We had unearned revenue of $34,228,083 as of December 31, 2015 as compared to $19,129,853 as of June 30, 2015, representing an increase of $15,098,230, or 78.9%.  The increase was mainly attributable to Gufeng’s $33,623,531 in customer deposits as of December 31, 2015, compared to $18,811,820 as of June 30, 2015. We expect to deliver products to our customers during the next three months at which time we expect to recognize the revenue.

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

As of December 31, 2015, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2015, our accumulated other comprehensive income was $3.0 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. In 2015, China’s currency dropped by a cumulative 5% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of December 31, 2015 and June 30, 2015 was $18.8 million and $23.6 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2015. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: February 5, 2016	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: February 5, 2016	By:	/s/ Ken Ren
	Name:	Ken Ren
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

