Form 10-Q
period 2016-03-31
China Green Agriculture, Inc.
filed 2016-05-13
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,978,605 shares of common stock, $.001 par value, as of May 9, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	June 30, 2015

ASSETS
Current Assets
Cash and cash equivalents	$90,470,157	$92,982,564
Accounts receivable, net	74,730,414	68,528,598
Amount due from related parties	613,452	-
Inventories	108,506,803	101,302,947
Prepaid expenses and other current assets	482,232	459,400
Advances to suppliers, net	37,331,983	40,910,837
Total Current Assets	312,135,041	304,184,346

Plant, Property and Equipment, Net	39,578,484	44,634,194
Other Receivables, Net of current portion	-	-
Deferred Asset, Net	21,661,860	51,527,209
Other Assets	122,353	185,480
Intangible Assets, Net	21,433,707	23,805,746
Goodwill	4,970,063	5,245,643

Total Assets	$399,901,508	$429,582,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,599,720	$2,372,130
Customer deposits	5,380,817	19,129,853
Accrued expenses and other payables	5,334,105	4,952,977
Amount due to related parties	2,206,144	2,068,102
Taxes payable	3,850,312	4,504,542
Short term loans	4,808,100	23,605,540
Total Current Liabilities	24,179,198	56,633,144

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 36,978,605 and 35,905,198 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	36,978	35,905
Additional paid-in capital	126,373,464	123,360,384
Statutory reserve	26,708,547	25,030,688
Retained earnings	216,901,378	198,814,259
Accumulated other comprehensive income	5,701,943	25,708,238
Total Stockholders' Equity	375,722,310	372,949,474

Total Liabilities and Stockholders' Equity	$399,901,508	$429,582,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31		Nine Months Ended March 31,
	2016	2015	2016	2015
Sales
Jinong	$31,602,239	$33,289,393	$97,612,604	$98,946,251
Gufeng	43,762,058	45,022,730	85,576,564	82,787,611
Yuxing	3,274,177	1,175,092	6,599,577	3,106,317
Net sales	78,638,474	79,487,215	189,788,745	184,840,179
Cost of goods sold
Jinong	13,353,222	13,623,964	41,328,293	39,318,627
Gufeng	38,109,311	36,814,676	72,567,833	67,448,840
Yuxing	2,441,652	858,058	4,334,600	2,298,767
Cost of goods sold	53,904,185	51,296,698	118,230,726	109,066,234
Gross profit	24,734,289	28,190,517	71,558,019	75,773,945
Operating expenses
Selling expenses	3,441,511	2,054,025	11,070,369	4,770,727
Selling expenses - amortization of deferred asset	8,780,893	10,604,586	27,158,360	31,587,102
General and administrative expenses	2,204,771	2,606,749	7,864,395	8,920,360
Total operating expenses	14,427,175	15,265,360	46,093,124	45,278,189
Income from operations	10,307,114	12,925,157	25,464,895	30,495,756
Other income (expense)
Other income (expense)	(2,473)	10,651	(6,307)	57,355
Interest income	263,768	161,625	416,700	229,979
Interest expense	(211,734)	(363,958)	(943,413)	(1,179,617)
Total other income (expense)	49,561	(191,682)	(533,020)	(892,283)
Income before income taxes	10,356,675	12,733,475	24,931,875	29,603,473
Provision for income taxes	2,104,904	2,817,281	5,166,897	6,372,760
Net income	8,251,771	9,916,194	19,764,978	23,230,713
Other comprehensive income (loss)
Foreign currency translation gain (loss)	2,722,073	1,534,901	(20,006,295)	2,161,055
Comprehensive income (loss)	$10,973,844	$11,451,095	$(241,317)	$25,391,768

Basic weighted average shares outstanding	36,962,166	34,783,456	36,610,131	33,471,214
Basic net earnings per share	$0.22	$0.29	$0.54	$0.69
Diluted weighted average shares outstanding	36,962,166	34,783,456	36,610,131	33,471,214
Diluted net earnings per share	0.22	0.29	0.54	0.69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$19,764,978	$23,230,713
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	3,014,153	4,344,098
Depreciation and amortization	31,245,614	35,902,903
Loss on disposal of property, plant and equipment	1,375	26,152
Changes in operating assets
Accounts receivable	(9,877,811)	17,421,141
Amount due from related parties	(618,198)
Other current assets	(52,579)	(122,023)
Inventories	(12,622,730)	(47,471,638)
Advances to suppliers	1,440,660	16,603,898
Other assets	53,797	(96,445)
Changes in operating liabilities
Accounts payable	343,579	938,026
Customer deposits	(12,842,647)	248,937
Tax payables	(420,814)	6,385,762
Accrued expenses and other payables	456,970	505,846
Amount due to related parties	-	-
Net cash provided by operating activities	19,886,347	57,917,370

Cash flows from investing activities
Purchase of plant, property, and equipment	(16,608)	(415,768)
Proceeds from other receivables	-	1,968,670
Deferred assets	-	(9,228,043)
Net cash used in investing activities	(16,608)	(7,675,141)

Cash flows from financing activities
Proceeds from the sale of common stock	-	1,872,593
Proceeds from loans	5,626,800	19,702,970
Repayment of loans	(23,319,960)	(22,403,790)
Payment of dividends	-	(2,161,904)
Advance from related party	200,000	300,400
Net cash used in financing activities	(17,493,160)	(2,689,731)

Effect of exchange rate change on cash and cash equivalents	(4,888,986)	343,032
Net increase in cash and cash equivalents	(2,512,407)	47,895,530

Cash and cash equivalents, beginning balance	92,982,564	26,890,321
Cash and cash equivalents, ending balance	$90,470,157	$74,785,851

Supplement disclosure of cash flow information	-
Interest expense paid	$943,413	$1,179,637
Income taxes paid	$583,304	$836,913

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

The Company’s corporate structure as of March 31, 2016 is set forth in the diagram below:

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending June 30, 2016.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the People’s Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in two banks in China. The aggregate cash in such accounts and on hand as of March 31, 2016 and June 30, 2015 was $90,470,157 and $92,982,564, respectively. There is no insurance securing these deposits in China over $77,000 (RMB 500,000). In addition, the Company also had $47,972 and $306,376 in cash in two banks in the United States as of March 31, 2016 and June 30, 2015, respectively, with $500,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the competitiveness and market shares of the Company’s products . The amount owed to the Company will be expensed over three years which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the nine months ended March 31, 2016 and 2015, the Company amortized $31,245,614 and $35,902,903, respectively of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors.

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

The components of basic and diluted earnings per share consist of the following:

	Nine Months Ended March 31,
	2016	2015
Net Income for Basic Earnings Per Share	$19,764,978	$13,314,519
Basic Weighted Average Number of Shares	36,610,131	32,829,357
Net Income Per Share – Basic	$0.54	$0.41
Net Income for Diluted Earnings Per Share	$19,764,978	$13,314,519
Diluted Weighted Average Number of Shares	36,610,131	32,829,357
Net Income Per Share – Diluted	$0.54	$0.41

	Three months Ended March 31,
	2016	2015
Net Income for Basic Earnings Per Share	$8,251,771	$9,916,194
Basic Weighted Average Number of Shares	36,962,166	34,783,456
Net Income Per Share – Basic	$0.22	$0.29
Net Income for Diluted Earnings Per Share	$8,251,771	$9,916,194
Diluted Weighted Average Number of Shares	36,962,166	34,783,456
Net Income Per Share – Diluted	$0.22	$0.29

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

In November 2015, FASB issued ASU No. 2015-17, Income Taxes-Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The amendments in this update simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of the guidance is not expected to have significant impact on the Group’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2016	2015
Raw materials	$77,093,013	$48,294,614
Supplies and packing materials	$618,972	$529,398
Work in progress	$420,671	$348,670
Finished goods	$30,374,147	$52,130,265
Total	$108,506,803	$101,302,947

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2016	2015
Building and improvements	$41,979,732	$43,699,066
Auto	603,230	900,562
Machinery and equipment	21,620,797	23,173,209
Agriculture assets	789,395	833,165
Total property, plant and equipment	64,993,155	68,606,002
Less: accumulated depreciation	(25,414,671)	(23,971,808)
Total	$39,578,484	$44,634,194

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2016	2015
Land use rights, net	$10,760,822	$11,554,776
Technology patent, net	59,455	251,008
Customer relationships, net	4,300,860	5,337,372
Trademarks	6,312,570	6,662,590
Total	$21,433,707	$23,805,746

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,350,977). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $162,227). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,129,919). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2016	2015
Land use rights	$12,643,123	$13,344,160
Less: accumulated amortization	(1,882,301))	(1,789,384)
Total land use rights, net	$10,760,822	$11,554,776

TECHNOLOGY PATENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB 9,200,000 (or $1,426,920) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	March 31,	June 30,
	2016	2015
Technology know-how	$2,338,143	$2,467,789
Less: accumulated amortization	(2,278,688))	(2,216,781)
Total technology know-how, net	$59,455	$251,008

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,081,500) and is amortized over the remaining useful life of ten years.

	March 31,	June 30,
	2016	2015
Customer relationships	$10,081,500	$10,640,500
Less: accumulated amortization	(5,780,640))	(5,303,128)
Total customer relationships, net	$4,300,860	$5,337,372

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,312,570) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended March 31, 2016, are as follows:

AMORTIZATION TABLE
Year Ends	Expense ($)
March 31, 2016	1,320,467
March 31, 2017	1,261,012
March 31, 2018	1,261,012
March 31, 2019	1,261,012
March 31, 2020	504,899

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2016	2015
Payroll payable	$8,647	$18,451
Welfare payable	159,232	168,061
Accrued expenses	4,058,550	3,554,733
Other payables	977,911	1,098,705
Other levy payable	129,765	113,027
Total	$5,334,105	$4,952,977

NOTE 7 - RELATED PARTIES TRANSACTIONS

As of March 31, 2016 and June 30, 2015, the amount due from related parties was $613,452 and $0, respectively.  As of March 31, 2016, $613,452 were due from the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) to Yuxing, representing a balance that 900LH.com would pay to Yuxing according to the Sales Agreement (as defined below) between Yuxing and 900LH.com.

At the end of December 2015, Yuxing entered into a sales agreement with 900LH.com pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,955,050). For the nine months ended March 31, 2016, Yuxing has sold approximately $613,452 products to 900LH.com.

As of March 31, 2016 and June 30, 2015, the amount due to related parties was $2,206,144 and $2,068,102, respectively.  As of March 31, 2016 and June 30, 2015, $1,116,743 and $1,184,643, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On June 29, 2014, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), where Mr. Tao Li, Chairman and CEO of the Company, serves as its Chairman.. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB24,480 (approximately $3,797).

NOTE 8- LOAN PAYABLES

As of March 31, 2016, the short-term loan payables consisted of three loans which mature on dates ranging from April 29, 2016 through January 17, 2017 with interest rates ranging from 5.00% to 5.82%. The loans No. 1 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 2 is guaranteed by Jinong’s credit.

No.	Payee	Loan Period per agreement	Interest Rate	March 31, 2016
1	Agriculture Bank of China-Pinggu Branch	May 12, 2015 – Apr. 29, 2016	5.80%	$2,016,300
2	Bank of Tianjin- Beijing Branch	Aug. 11, 2015 – Aug. 2, 2016	5.82%	1,551,000
3	Agriculture Bank of China-Pinggu Branch	Jan. 19, 2016 – Jan. 17, 2017	5%	1,240,800
	Total			$4,808,100

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

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2015
1	Beijing Bank – Pinggu Branch	Aug. 6, 2014 – Aug. 5, 2015	6.72%	$1,637,000
2	China Merchants Bank – Chaoyang Branch	Aug. 27, 2014 – Aug. 26, 2015	7.80%	1,637,000
3	Beijing International Trust Co., Ltd	Sep. 24, 2014 – Sep. 23, 2015	7.80%	1,637,000
4	Beijing International Trust Co., Ltd	Oct. 28, 2014 – Oct. 27, 2015	7.80%	1,637,000
5	Beijing International Trust Co., Ltd	Dec. 26, 2014 – Dec. 15, 2015	7.28%	1,637,000
6	Agriculture Bank of China-Pinggu Branch	Jan. 21, 2015 – Jan. 20, 2016	6.16%	1,309,600
7	Tianjin Bank – Beijing Branch	Feb. 3, 2015 – Jan. 27, 2016	6.16%	6,548,000
8	Tianjin Bank – Beijing Branch	Feb. 11, 2015 – Feb. 10, 2016	5.60%	4,616,340
9	China Merchants Bank – Chaoyang Branch	Mar. 16, 2015 – Mar. 15, 2016	6.96%	818,500
10	Agriculture Bank of China-Pinggu Branch	May 12, 2015 – Apr. 29, 2016	5.89%	2,128,100
	Total			$23,605,540

The interest expense from short-term loans were $943,413 and $1,179,617 for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 9 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the nine months ended March 31, 2016 and 2015 of $2,701,887 and $3,581,931, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $2,465,010 and $2,790,829 for the nine months ended March 31, 2016 and 2015, respectively.

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	March 31,	June 30,
	2016	2015
VAT provision	$48,938	$27,251
Income tax payable	3,123,472	3,778,339
Other levies	677,902	698,952
Total	$3,850,312	$4,504,542

Tax Rate Reconciliation

Our effective tax rates were approximately 24.7% and 23.3% for the nine months ended March 31, 2016 and 2015, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the nine months ended March 31, 2016 and 2015, as shown in the following tables:

March 31, 2016

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$24,931,875		$(3,973,888)		$20,957,987

Expected income tax expense (benefit)	6,232,969	25%	(1,351,122)	34.0%	4,881,847
High-tech income benefits on Jinong	(1,729,430)	(6.94)%	-	-	(1,729,430)
Losses from subsidiaries in which no benefit is recognized	663,358	2.66%	-	-	663,358
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,351,122	(34.0)%	1,351,122
Actual tax expense	$5,166,897	21%	$-	-%	$3,061,993	24.7%

March 31, 2015

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$35,186,323		$(7,472,676)		$27,713,647

Expected income tax expense (benefit)	8,796,581	25.0%	(2,540,710)	34.0%	6,255,871
High-tech income benefits on Jinong	(2,305,732)	(6.6)%	-	-	(2,305,732)
Losses from subsidiaries in which no benefit is recognized	(40,527)	(0.1)%	-	-	(40,527)
Change in valuation allowance on deferred tax asset from US tax benefit	-		2,540,170	(34.0)%	2,540,710
Actual tax expense	$6,450,322	18.3%	$-	-%	$6,540,322	23.3%

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

The following table sets forth changes in compensation-related restricted stock awards during nine months ended March 31, 2016:

			Grant Date
	Number of	Fair Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2015	1,708,000	$1,797,992
Granted	1,000,000	1,660,000	$1.66
Forfeited	-	-
Vested	(1,716,000)	(2,899,390)
Outstanding (unvested) at March 31, 2016	992,000	$558,602

As of March 31, 2016, the unamortized expense related to the grant of restricted shares of common stock of $558,602 will be amortized into expense through December 31, 2016. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

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

As of March 31, 2016, the Company had 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There was one vendor from which the Company purchased 14.2% of its raw materials for the three months ended March 31, 2016. Total purchase from this vendor amounted to $11,174,000 as of March 31, 2016.

There were three vendors from which the Company purchased 17.0%, 12.4% and 11.6% of its raw materials for the three months ended March 31, 2015. Total purchase from these three venders amounted to $9,322,106 as of March 31, 2015.

There was one customer accounted for 37.8% of the Company’s sales for the three months ended March 31, 2016.

There was one customer accounted over 28.0% of the total sales of fertilizer products as of three months ended March 31, 2015.

NOTE 12 – SEGMENT REPORTING

As of March 31, 2016, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three months ended March 31,			Nine months ended March 31,
	2016	2015		2016	2015
Revenues from unaffiliated customers:			Revenues from unaffiliated customers:
Jinong	$31,602,239	$33,289,393	Jinong	$97,612,604	$98,946,251
Gufeng	43,762,058	45,022,730	Gufeng	85,576,564	82,787,611
Yuxing	3,274,177	1,175,092	Yuxing	6,599,577	3,106,317
Consolidated	$78,638,474	$79,487,215	Consolidated	$189,788,745	$184,840,179

Operating income :			Operating income :
Jinong	$5,854,750	$7,263,622	Jinong	$17,509,024	$23,322,997
Gufeng	4,805,591	6,999,283	Gufeng	10,468,423	12,126,494
Yuxing	543,855	125,021	Yuxing	1,461,365	535,592
Reconciling item (1)	0	0	Reconciling item (1)	0	0
Reconciling item (2)	(41,454)	(381,644)	Reconciling item (2)	(261,208)	(1,338,332)
Reconciling item (2)—stock compensation	(855,628)	(1,081,125)	Reconciling item (2)—stock compensation	(3,712,709)	(4,150,995)
Consolidated	$10,307,114	$12,925,157	Consolidated	$25,464,895	$30,495,756

Net income:			Net income:
Jinong	$5,023,016	$6,202,243	Jinong	$15,023,381	$19,849,731
Gufeng	3,577,278	5,048,243	Gufeng	7,247,542	8,223,840
Yuxing	548,559	128,397	Yuxing	1,467,943	646,347
Reconciling item (1)	0	80	Reconciling item (1)	29	122
Reconciling item (2)	(897,082)	(1,462,769)	Reconciling item (2)	(3,973,917)	(5,489,327)
Consolidated	$8,251,771	$9,916,194	Consolidated	$19,764,978	$23,230,713

Depreciation and Amortization:			Depreciation and Amortization:
Jinong	$8,723,607	$10,831,046	Jinong	$28,015,696	$32,319,450
Gufeng	747,160	840,225	Gufeng	2,221,221	2,539,935
Yuxing	328,956	349,952	Yuxing	1,008,697	1,043,518
Consolidated	$9,799,723	$12,021,223	Consolidated	$31,245,614	$35,902,903

Interest expense:			Interest expense:
Gufeng	211,734	363,958	Gufeng	943,413	1,179,617
Consolidated	$211,734	$363,958	Consolidated	$943,413	$1,179,617

Capital Expenditure:			Capital Expenditure:
Jinong	$616	$9,893	Jinong	$7,259	$9,232,410
Gufeng	1,962	544	Gufeng	1,962	13,578
Yuxing	938	27,630	Yuxing	7,387	397,823
Consolidated	$3,516	$38,067	Consolidated	$16,608	$9,643,811

	As of	As of
	March 31,	June 30,
	2016	2015
Identifiable assets:
Jinong	$200,739,190	$219,259,401
Gufeng	152,211,833	165,267,975
Yuxing	46,902,443	44,745,889
Reconciling item (1)	50,921	312,198
Reconciling item (2)	(2,879)	(2,845)
Consolidated	$399,901,508	$348,728,342

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On June 29, 2014, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of $3,797 (RMB 24,480).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $480 (RMB 3,119).

Accordingly, the Company recorded an aggregate of $16,898 and $5,505 as rent expenses for the nine months ended March 31, 2016 and 2015, respectively. Rent expenses for the next five years ended March 31, are as follows:

Years ending March 31,
2017	$16,896
2018	5,505
2019	5,505
2020	5,505
2021	5,505

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

As a result of the VIE Agreements, Green Nevada is able to exercise control over Yuxing and is entitled to substantially all of the economic benefits of Yuxing through its subsidiary, Jinong. Therefore, Green Nevada consolidates Yuxing in accordance with ASC 810-10 (“Consolidation of Variable Interest Entities”) since the date of the VIE Agreements.

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of March 31, 2016 and June 30, 2015:

	March 31	June 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$235,350	$79,867
Accounts receivable, net	135,092	72,748
Inventories	18,677,259	18,138,137
Other current assets	665,289	48,845
Advances to suppliers	3,222,535	61,739
Total Current Assets	22,935,525	18,401,336

Plant, Property and Equipment, Net	14,045,185	15,692,975
Construction In Progress	65,301	68,921
Intangible Assets, Net	9,856,432	10,582,657
Total Assets	$46,902,443	$44,745,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$280,490	$159,730
Accrued expenses and other payables	311,108	222,871
Amount due to related parties	44,305,540	43,488,198
Total Current Liabilities	44,616,648	43,870,799

Stockholders' equity	2,285,795	875,090

Total Liabilities and Stockholders' Equity	$46,902,443	$44,745,889

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Revenue	$3,274,177	$1,175,092	$6,599,577	$3,106,317
Expenses	2,725,619	1,046,695	5,131,634	2,459,970
Net income (loss)	$548,558	$128,397	$1,467,943	$646,347

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

Fertilizer Products

The fertilizer business conducted by Jinong and Gufeng generated approximately 96.5% and 98.5% of our total revenues for the nine months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had developed and produced a total of 462 different fertilizer products in use, of which 130 were developed and produced by Jinong and 332 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended March 31,		Change 2015 to 2016
	2016	2015	Amount	%
	(metric tons)
Jinong	8,932	15,147	(6,215)	(41)%
Gufeng	121,668	103,135	18,533	18%
	130,600	118,282	12,318	10.4%

	Three Months Ended March 31,
	2016	2015
	(revenue per ton)
Jinong	$3,538	$2,198
Gufeng	360	437

	Nine Months Ended March 31,		Change 2015 to 2016
	2016	2015	Amount	%
	(metric tons)
Jinong	28,535	60,374	(31,839)	(52.7)%
Gufeng	230,065	179,291	50,774	28.3%
	258,600	239,665	18,935	7.9%

	Nine Months Ended March 31,
	2016	2015
	(revenue per ton)
Jinong	$3,420	$1,639
Gufeng	372	462

For the three months ended March 31, 2016, we sold approximately 130,600 metric tons of fertilizer products, as compared to 118,282 metric tons for the three months ended March 31, 2015. For the three months ended March 31, 2016, Jinong sold approximately 8,932 metric tons of fertilizer products, as compared to 15,147 metric tons for the three months ended March 31, 2015. The decrease was due to Jinong’s implementation of its new sales strategy that focuses on producing high-margin liquid fertilizer during the last three months. For the three months ended March 31, 2016, Gufeng sold approximately 121,668 metric tons of fertilizer products, as compared to 103,135 metric tons for the three months ended March 31, 2015. The increase was mainly attributable to the expanding of Gufeng’s marketing strategy.

For the nine months ended March 31, 2016, we sold approximately 258,600 metric tons of fertilizer products, as compared to 239,665 metric tons for the nine months ended March 31, 2015. For the nine months ended March 31, 2016, Jinong sold approximately 28,535 metric tons of fertilizer products, as compared to 60,374 metric tons for the nine months ended March 31, 2015. The decrease was due to Jinong’s implementation of its new sales strategy that focuses on producing high-margin liquid fertilizer during the last nine months. For the nine months ended March 31, 2016, Gufeng sold approximately 230,065 metric tons of fertilizer products, as compared to 179,291 metric tons for the nine months ended March 31, 2015.  The increase was mainly attributable to the expanding of Gufeng’s marketing strategy.

Our sales of fertilizer products to five provinces accounted for approximately 62.7% of our fertilizer revenue for the three months ended March 31, 2016.   Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Beijing (39.3%), Shaanxi (8.8%), Hebei (7.5%), Heilongjiang (3.9%), and Liaoning (3.2%).

As of March 31, 2016, we had a total of 1,363 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 1,064 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.6% of its fertilizer revenues for the three months ended March 31, 2016. Gufeng had 299 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 84.1% of its revenues for the three months ended March 31, 2016.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 80.1% of our agricultural products revenue for the three months ended March 31, 2016 were Shaanxi (72.1%), Gansu (4.1%), and Shanghai (3.6%).

Recent Developments

New Products and Distributors

During the three months ended March 31, 2016, Jinong launched one new fertilizer product which generated approximately $3,088 for the three months ended March 31, 2016. Jinong added 20 new distributors, which accounted for approximately$118,316 for the three months ended March 31, 2016.

During the three months ended March 31, 2016, Gufeng added nine new distributors, which accounted for approximately $158,978.

Results of Operations

Three months ended March 31, 2016 Compared to the Three months ended March 31, 2015.

	Three Months Ended March 31
	2016	2015	Change	%
Sales
Jinong	$31,602,239	$33,289,393	$(1,687,154)	-5.1%
Gufeng	43,762,058	45,022,730	(1,260,672)	-2.8%
Yuxing	3,274,177	1,175,092	2,099,085	178.6%
Net sales	78,638,474	79,487,215	(848,741)	-1.1%
Cost of goods sold			-
Jinong	13,353,222	13,623,964	(270,742)	-2.0%
Gufeng	38,109,311	36,814,676	1,294,635	3.5%
Yuxing	2,441,652	858,058	1,583,594	184.6%
Cost of goods sold	53,904,185	51,296,698	2,607,487	5.1%
Gross profit	24,734,289	28,190,517	(3,456,228)	-12.3%
Operating expenses			-
Selling expenses	3,441,511	2,054,025	1,387,486	67.5%
Selling expenses - amortization of deferred asset	8,780,893	10,604,586	(1,823,693)	-17.2%
General and administrative expenses	2,204,771	2,606,749	(401,978)	-15.4%
Total operating expenses	14,427,175	15,265,360	(838,185)	-5.5%
Income from operations	10,307,114	12,925,157	(2,618,043)	-20.3%
Other income (expense)			-
Other income (expense)	(2,473)	10,651	(13,124)	-123.2%
Interest income	263,768	161,625	102,143	63.2%
Interest expense	(211,734)	(363,958)	152,224	-41.8%
Total other income (expense)	49,561	(191,682)	241,243	-125.9%
Income before income taxes	10,356,675	12,733,475	(2,376,800)	-18.7%
Provision for income taxes	2,104,904	2,817,281	(712,377)	-25.3%
Net income	8,251,771	9,916,194	(1,664,423)	-16.8%
Other comprehensive income (loss)			-
Foreign currency translation gain (loss)	2,722,073	1,534,901	1,187,172	77.3%
Comprehensive income (loss)	$10,973,844	$11,451,095	$(477,251)	-4.2%
			-
Basic weighted average shares outstanding	36,962,166	34,783,456	2,178,710	6.3%
Basic net earnings per share	$0.22	$0.29	$(0.06)	-21.7%
Diluted weighted average shares outstanding	36,962,166	34,783,456	2,178,710	6.3%
Diluted net earnings per share	0.22	0.29	(0.06)	-21.7%

Net Sales

Total net sales for the three months ended March 31, 2016 were $78,638,474, a decrease of $848,741, or 1.1%, from $79,487,215 for the three months ended March 31, 2015. This decrease was due to decrease in Gufeng’s and Jinong’s net sales.

For the three months ended March 31, 2016, Jinong’s net sales decreased $1,687,154, or 5.1%, to $31,602,239 from $33,289,393 for the three months ended March 31, 2015. This decrease was mainly attributable to the decrease in Jinong’s sales volume during the three months ended March 31, 2016.

For the three months ended March 31, 2016, net sales at Gufeng were $43,762,058, a decrease of $1,260,672, or 2.8% from $45,022,731 for the three months ended March 31, 2015. This decrease was mainly attributable to Gufeng’s lowering selling prices to answer to market demand during the three months ended March 31, 2016.

For the three months ended March 31, 2016, Yuxing’s net sales were $3,274,177, an increase of $2,099,085 or 178.6%, from $1,175,092 during the three months ended March 31, 2015. The increase was mainly attributable to the increase in market demand on Yuxing’s top grade flowers during the last three months.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2016 was $53,904,185, an increase of $2,607,487, or 5.1%, from $51,296,698 for the three months ended March 31, 2015. This increase was mainly due to higher raw material cost and packaging cost.

Cost of goods sold by Jinong for the three months ended March 31, 2016 was $13,353,222, a decrease of $270,742, or 2.0%, from $13,623,964 for the three months ended March 31, 2015. The decrease in cost of goods was primarily caused by Jinong’s lower net sales.

Cost of goods sold by Gufeng for the three months ended March 31, 2016 was $36,814,676, an increase of $5,555,791, or 17.8%, from $36,814,676 for the three months ended March 31, 2015. This increase was primarily attributable to an increase in the cost of raw materials.

For the three months ended March 31, 2016, cost of goods sold by Yuxing was $2,441,652, an increase of $1,583,594, or 184.6%, from $858,058 for the three months ended March 31, 2015. This increase was mainly due to the significant increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the three months ended March 31, 2016 decreased by $3,456,228, or 12.3% to $2,441,652, as compared to $28,190,517 for the three months ended March 31, 2015. Gross profit margin was 31.5% and 35.5% for the three months ended March 31, 2016 and 2015, respectively.

Gross profit generated by Jinong decreased by $1,416,412, or 7.2%, to $18,249,017 for the three months ended March 31, 2016 from $19,655,429 for the three months ended March 31, 2015. Gross profit margin from Jinong’s sales was approximately 57.7% and 59.1% for the three months ended March 31, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the increase in product costs.

For the three months ended March 31, 2016, gross profit generated by Gufeng was $5,652,747, decrease of $2,555,307, or 31.1%, from $8,208,054 for the three months ended March 31, 2015. Gross profit margin from Gufeng’s sales was approximately 12.9% and 18.2% for the three months ended March 31, 2016 and 2015, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the three months ended March 31, 2016, gross profit generated by Yuxing was $832,525, an increase of $515,491, or 162.6% from $317,034 for the three months ended March 31, 2015.  The gross profit margin was approximately 25.4% and 27.0% for the three months ended March 31, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to an increase in the cost of raw materials for the three months ended March 31, 2016, compared to the same period in 2015.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,441,511, or 4.4%, of net sales for the three months ended March 31, 2016, as compared to $2,054,025 or 2.6% of net sales for the three months ended March 31, 2015, an increase of $1,387,486, or 67.5%. The selling expenses of Yuxing were $47,110 or 1.4% of Yuxing’s net sales for the three months ended March 31, 2016, as compared to $11,615 or 1.0% of Yuxing’s net sales for the three months ended March 31, 2015. The selling expenses of Gufeng were $186,626 or 0.4% of Gufeng’s net sales for the three months ended March 31, 2016, as compared to $435,347 or 1.0% of Gufeng’s net sales for the three months ended March 31, 2015. The selling expenses of Jinong for the three months ended March 31, 2016 were $3,207,775 or 10.2% of Jinong’s net sales, as compared to selling expenses of $1,607,063 or 4.8% of Jinong’s net sales for the three months ended March 31, 2015. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $8,780,893, or 11.2%, of net sales for the three months ended March 31, 2016, as compared to $10,604,586, or 13.3% of net sales for the three months ended March 31, 2015, a decrease of $1,823,693, or 17.2%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $2,204,771, or 2.8% of net sales for the three months ended March 31, 2016, as compared to $2,606,749, or 3.3% of net sales for the three months ended March 31, 2015, a decrease of $401,978, or 15.4%. The decrease in general and administrative expenses was mainly due to the related expenses in the stock compensation awarded to the employees which amounted to $580,388 for the three months ended March 31, 2016 as compared to $1,081,125 for the three months ended March 31, 2015.

Total Other Income (Expenses)

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other income for the three months ended March 31, 2016 was $49,561, as compared to total other expense of $191,682 for the three months ended March 31, 2015. Interest income during the three months ended March 31, 2016 was $263,768, as compared to $161,625 during the three months ended March 31, 2015, an increase of $102,143 or 63.2%. This increase was due to the increased deposit in the banks. Interest expenses during the three months ended March 31, 2016 was $211,734, as compared to $363,958 during the three months ended March 31, 2015, a decrease of $152,224 or 41.8%. This decrease is due to a lesser amount of short term loans outstanding in 2016 as compared to 2015.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $896,220 for the three months ended March 31, 2016, as compared to $1,119,876 for the three months ended March 31, 2015, a decrease of $223,656, or 20.0%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,208,685 for the three months ended March 31, 2016, as compared to $1,697,405 for the three months ended March 31, 2015, a decrease of $488,720, or 28.8%.

Yuxing has no income tax for the three months ended March 31, 2016 as a result of being exempted from paying income tax due to the fact its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended March 31, 2016 was $8,251,771, a decrease of $1,664,423, or 16.8%, compared to $9,916,194 for the three months ended March 31, 2015. The decrease was attributable to the increased selling expenses and lower net sales in the quarter ended March 31, 2016. Net income as a percentage of total net sales was approximately 10.5% and 12.5% for the three months ended March 31, 2016 and 2015, respectively.

Nine months ended March 31, 2016 Compared to the Nine months ended March 31, 2015.

	Nine Months Ended March 31,
	2016	2015	Change	%
Sales
Jinong	$97,612,604	$98,946,251	$(1,333,647)	-1.3%
Gufeng	85,576,564	82,787,611	2,788,953	3.4%
Yuxing	6,599,577	3,106,317	3,493,260	112.5%
Net sales	189,788,745	184,840,179	4,948,566	2.7%
Cost of goods sold			-
Jinong	41,328,293	39,318,627	2,009,666	5.1%
Gufeng	72,567,833	67,448,840	5,118,993	7.6%
Yuxing	4,334,600	2,298,767	2,035,833	88.6%
Cost of goods sold	118,230,726	109,066,234	9,164,492	8.4%
Gross profit	71,558,019	75,773,945	(4,215,926)	-5.6%
Operating expenses			-
Selling expenses	11,070,369	4,770,727	6,299,642	132.0%
Selling expenses - amortization of deferred asset	27,158,360	31,587,102	(4,428,742)	-14.0%
General and administrative expenses	7,864,395	8,920,360	(1,055,965)	-11.8%
Total operating expenses	46,093,124	45,278,189	814,935	1.8%
Income from operations	25,464,895	30,495,756	(5,030,861)	-16.5%
Other income (expense)			-
Other income (expense)	(6,307)	57,355	(63,662)	-111.0%
Interest income	416,700	229,979	186,721	81.2%
Interest expense	(943,413)	(1,179,617)	236,204	-20.0%
Total other income (expense)	(533,020)	(892,283)	359,263	-40.3%
Income before income taxes	24,931,875	29,603,473	(4,671,598)	-15.8%
Provision for income taxes	5,166,897	6,372,760	(1,205,863)	-18.9%
Net income	19,764,978	23,230,713	(3,465,735)	-14.9%
Other comprehensive income (loss)			-
Foreign currency translation gain (loss)	(20,006,295)	2,161,055	(22,167,350)	-1025.8%
Comprehensive income (loss)	$(241,317)	$25,391,768	$(25,633,085)	-101.0%
			-
Basic weighted average shares outstanding	36,610,131	33,471,214	3,138,917	9.4%
Basic net earnings per share	$0.54	$0.69	$(0.15)	-22.2%
Diluted weighted average shares outstanding	36,610,131	33,471,214	3,138,917	9.4%
Diluted net earnings per share	0.54	0.69	(0.15)	-22.2%

Net Sales

Total net sales for the nine months ended March 31, 2016 were $189,788,745, an increase of $4,948,566 or 2.7%, from $184,840,179 for the nine months ended March 31, 2015. This increase was largely due to the increase in Gufeng’s and Yuxing’s net sales.

For the nine months ended March 31, 2016, Jinong’s net sales decreased by $1,333,647, or 1.3%, to $97,612,604 from $98,946,250 for the nine months ended March 31, 2015. This decrease was mainly attributable to the decrease in Jinong’s sales volume during the nine months ended March 31, 2016.

For the nine months ended March 31, 2016, net sales at Gufeng were $85,576,564, an increase of $2,788,953, or 3.4%, from $82,787,612 for the nine months ended March 31, 2015. The increase was mainly attributable to Gufeng’s expanded marketing promotion strategy, especially one large amount sale to Sino-agri Group during the last nine months.

For the nine months ended March 31, 2016, Yuxing’s net sales were $6,599,577, an increase of $3,493,260, or 112.5%, from $3,106,317 during the nine months ended March 31, 2015. The increase was mainly due to the increase in sales demand on Yuxing’s top-grade flowers during the last nine months.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2016 was $118,230,726, an increase of $9,164,492, or 8.4%, from $109,066,234 for the nine months ended March 31, 2015. This increase was mainly due to the 2.7% increase in net sales and an increase in the cost of raw materials.

Cost of goods sold by Jinong for the nine months ended March 31, 2016 was $41,328,293, an increase of $2,009,666, or 5.1%, from $39,318,627 for the nine months ended March 31, 2015. The increase was primarily attributable to its higher raw material cost.

Cost of goods sold by Gufeng for the nine months ended March 31, 2016 was $72,567,833, an increase of $5,118,993, or 7.6%, from $67,448,840 for the nine months ended March 31, 2015. This increase was primarily attributable to an increase in the cost of raw materials and an increase in the sales of fertilizer products.

For the nine months ended March 31, 2016, cost of goods sold by Yuxing was $4,334,600, an increase of $2,035,833, or 88.6%, from $2,298,767 for the nine months ended March 31, 2015. This increase was mainly due to the significant increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the nine months ended March 31, 2016 decreased by $4,215,926 to $71,558,019, as compared to $75,773,945 for the nine months ended March 31, 2015. Gross profit margin was 37.7% and 41.0% for the nine months ended March 31, 2016 and 2015, respectively.

Gross profit generated by Jinong decreased by $3,343,313, or 5.6%, to $56,284,311 for the nine months ended March 31, 2016 from $59,627,624 for the nine months ended March 31, 2015. Gross profit margin from Jinong’s sales was approximately 57.7% and 60.3% for the nine months ended March 31, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and packaging cost.

For the nine months ended March 31, 2016, gross profit generated by Gufeng was $13,008,731, a decrease of $2,330,040, or 15.2%, from $15,338,771 for the nine months ended March 31, 2015. Gross profit margin from Gufeng’s sales was approximately 15.2% and 18.5% for the nine months ended March 31, 2016 and 2015, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the nine months ended March 31, 2016, gross profit generated by Yuxing was $2,264,977, an increase of $1,457,427, or 180.5% from $807,550 for the nine months ended March 31, 2015.  The gross profit margin was approximately 34.3% and 26.0% for the nine months ended March 31, 2016 and 2015, respectively. This increase in gross profit percentage was mainly due to the higher priced top grade flowers that Yuxing sold during the nine months ended March 31, 2016, compared to the same period in 2015.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $11,070,727, or 5.8%, of net sales for the nine months ended March 31, 2016, as compared to $4,770,727 or 2.6% of net sales for the nine months ended March 31, 2015, an increase of $6,299,642, or 132.0%. The selling expenses of Yuxing were $190,281 or 2.9% of Yuxing’s net sales for the nine months ended March 31, 2016, as compared to $32,688 or 1.1% of Yuxing’s net sales for the nine months ended March 31, 2015.The selling expenses of Gufeng were $450,283 or 0.5% of Gufeng’s net sales for the nine months ended March 31, 2016, as compared to $849,813 or 1.0% of Gufeng’s net sales for the nine months ended March 31, 2015. The selling expenses of Jinong for the nine months ended March 31, 2016 were $10,429,805 or 10.7% of Jinong’s net sales, as compared to selling expenses of $3,888,226 or 3.9% of Jinong’s net sales for the nine months ended March 31, 2015. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $27,158,360, or 14.3%, of net sales for the nine months ended March 31, 2016, as compared to $31,587,102, or 17.1% of net sales for the nine months ended March 31, 2015, a decrease of $4,428,742, or 14.0%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the nine months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $7,864,395, or 4.1% of net sales for the nine months ended March 31, 2016, as compared to $8,920,360, or 4.8%, of net sales for the nine months ended March 31, 2015, a decrease of $1,055,965, or 11.8%. The decrease in general and administrative expenses was mainly due to the decreased related expenses in the stock compensation awarded to the employees which amounted to $2,899,390 for the nine months ended March 31, 2016 as compared to $4,150,995 for the nine months ended March 31, 2015.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the nine months ended March 31, 2016 was $533,020, as compared to $892,283 for the nine months ended March 31, 2015, a decrease of $359,263, or 40.3%. Interest income during the nine months ended March 31, 2016 was $416,700, as compared to $229,979 during the nine months ended March 31, 2015, an increase of $186,721 or 81.2%. This increase was due to the increased deposit in the banks as a result of our increased net income. Interest expenses during the nine months ended March 31, 2016 was $943,413, as compared to $1,179,617 during the nine months ended March 31, 2015, an decrease of $236,204 or 20.0%. This decrease is due to lesser amount of short term loans as compared to 2015.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $2,701,887 for the nine months ended March 31, 2016, as compared to $3,581,931 for the nine months ended March 31, 2015, a decrease of $880,044, or 24.6%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $2,465,010 for the nine months ended March 31, 2016, as compared to $2,790,829 for the nine months ended March 31, 2015, a decrease of $325,819, or 11.7%.

Yuxing has no income tax for the nine months ended March 31, 2016 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the nine months ended March 31, 2016 was $19,764,978, a decrease of $3,465,735, or 14.9%, compared to $23,230,713 for the nine months ended March 31, 2015. The decrease was attributable to the increase in net sales offset by an increase in selling expenses and the higher cost of good sold. Net income as a percentage of total net sales was approximately 10.4% and 12.6% for the nine months ended March 31, 2016 and 2015, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2016, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.

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

For Jinong, the net income decreased by $4,826,350 or 24.3% to $15,023,381 for the nine months ended March 31, 2016 from $19,849,731 for the nine months ended March 31, 2015. The decrease was principally due to the higher selling expenses.

For Gufeng, the net income decreased by $976,297 or 11.9% to $7,247,543 for the nine months ended March 31, 2016 from $8,223,840 for the nine months ended March 31, 2015. The decrease was principally due to the higher cost of good sold.

For Yuxing, the net income increased by $821,596 or 127.1% to $1,467,943 for the nine months ended March 31, 2016 from $646,347 for the nine months ended March 31, 2015. The increase was mainly due to the higher net sales and Yuxing’s more cost-efficient measures taken for the nine months ended March 31, 2016, compare to the same period a year before.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2016, cash and cash equivalents were $90,470,157, a decrease of $2,512,407, or 2.7%, from $92,982,564 as of June 30, 2015.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$19,886,347	$57,917,370
Net cash used in investing activities	(16,608)	(7,675,141)
Net cash provided by financing activities	(17,493,160)	(2,689,731)
Effect of exchange rate change on cash and cash equivalents	(4,888,986)	343,032
Net increase (decrease) in cash and cash equivalents	(2,512,407)	47,895,530
Cash and cash equivalents, beginning balance	92,982,564	26,890,321
Cash and cash equivalents, ending balance	$90,470,157	$74,785,851

Operating Activities

Net cash provided by operating activities was $19,886,347 for the nine months ended March 31, 2016, a decrease of $38,031,023 compared to $57,917,370 for the nine months ended March 31, 2015. The decrease was mainly attributable to the decrease in net income, account receivable and advances to suppliers, and a decrease in taxes payable, offset by a decrease in inventories and customer deposits during the nine months ended March 31, 2016 as compared to the same period in 2015.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2016 was $16,608, a decrease of $7,658,533, or 99.8% from $7,675,141 for the nine months ended March 31, 2015. Jinong assisted its distributors in marketing to expand its competitive product advantage and market share by advancing them $9,228,043 during the nine months ended March 31, 2015 compared to $0 during the nine months ended March 31, 2016.  In addition, during the nine months ended March 31, 2015, we received $1,968,670 from the payment on other receivables compared to $0 during the nine months ended March 31, 2016.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2016 was $17,493,160, an increase of $14,803,429 or 550.4% compared to cash provided by financing activities of $2,689,731 for the nine months ended March 31, 2015. During the nine months ended March 31, 2016, we received $5,626,800 from the proceeds from loans and repaid loans of $23,319,960 compared to $19,702,970 of proceeds and $22,403,790 repayments during the nine months ended March 31, 2015.  In addition, during the nine months ended March 31, 2016, we did not have any proceeds from the sale of our common stock while we received proceeds of $1,872,593 from the sale of our common stock during the nine months ended March31, 2015.

As of March 31, 2016 and June 30, 2015, our loans payable were as follows:

	March 31, 2016	June 30, 2015
Short term loans payable:	$4,808,100	$23,605,540
Total	$4,808,100	$23,605,540

Accounts Receivable

We had accounts receivable of $74,730,414 as of March 31, 2016, as compared to $68,528,598 as of June 30, 2015, an increase of $6,201,816 or 9.0%, which is mainly attributable to Gufeng. As of March 31, 2016, Gufeng had accounts receivable of $7,292,866, an increase of $6,397,286, comparing to $895,580 as of June 30, 2015, which is mainly attributable to a large amount sale of approximately 5.7 million to Sino-argi Group during the first quarter of fiscal year of 2016 and this amount has not paid up as of March 31, 2016.

Allowance for doubtful accounts in accounts receivable for the nine months ended March 31, 2016 was $508,314, an increase of $200,391 or 65.1% from $307,923 as of June 30, 2015. The allowance for doubtful accounts as a percentage of accounts receivable was 0.68% as of March 31, 2016 and 0.45% as of June 30, 2015. The increase in the allowance of doubtful accounts were mainly due to the increase in the balance of accounts receivables  and the gradual aging in the balance of historical outstanding receivables.

Deferred assets

We had deferred assets of $21,661,860 as of March 31, 2016, as compared to $51,527,209 as of June 30, 2015. We have been assisting our distributors in certain marketing efforts and developing standard stores to enhance our competitive advantages and market shares since December 31, 2013. Based on the cooperation agreements with our distributors, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from the distributors.

Inventories

We had an inventory of $108,506,803 as of March 31, 2016, as compared to $101,302,947 as of June 30, 2015, an increase of $7,203,856, or 7.1%. The increase is mainly due to Gufeng’s $88,450,367 inventory as of March 31, 2016. Such seasonal increase was largely attributable to the preparatory replenishment of raw material at a lower price for the expected large production of fertilizer in the incoming season to meet the anticipated large orders, as well as the accumulation of finished fertilizer products in expecting a huge demand in the near future.

Advances to Suppliers

We had advances to suppliers of $37,331,983 as of March 31, 2016 as compared to $40,910,837 as of June 30, 2015, representing a decrease of $3,578,854 or 8.7%.The decrease in the amount of advances to suppliers is a result of Gufeng’s higher inventory level. Gufeng’s compound fertilizer business is seasonal, which may result in carrying significant amounts of inventory and seasonal variations in working capital. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $2,599,720 as of March 31, 2016 as compared to $2,372,130 as of June 30, 2015, representing an increase of $227,590, or 9.6%. The increase was mainly attributable to late payments on packing material caused by late receipt of invoices.

Unearned Revenue (Customer Deposits)

We had unearned revenue of $5,380,817 as of March 31, 2016 as compared to $19,129,853 as of June 30, 2015, representing a decrease of $13,749,036, or 71.9%. This decrease was seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the cooperation agreements with our distributors, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization the contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from the distributors.

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

As of March 31, 2016, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2016, our accumulated other comprehensive income was $11 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. In 2015, China’s currency dropped by a cumulative 5% against the U.S. dollar. The effect on trade can be substantial. It is difficult to predict how long such depreciation of RMB against the U.S. dollar may last. However, any significant depreciation in the exchange rates of the RMB against the U.S. dollar could adversely affect the value of any dividends paid by us to our shareholders, which would be funded by RMB but paid in U.S. dollars. There can be no assurance that any future movements in the exchange rate of the RMB against the U.S. dollar or other foreign currencies will not adversely affect our results of operations and financial condition (including our ability to pay dividends). Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2016 and June 30, 2015 was $4.8 million and $23.6 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2016. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended March 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GREEN AGRICULTURE, INC.

Date: May 13, 2016	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2016	By:	/s/ Ken Ren
	Name:	Ken Ren
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document