Form 10-K
period 2016-06-30
China Green Agriculture, Inc.
filed 2016-10-07
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-34260

CHINA GREEN AGRICULTURE, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Third floor, Borough A, Block A. No. 181, South Taibai Road

Xi’an, Shaanxi Province, PRC 710065

 (Address of principal executive offices)(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $39,916,798 as of December 31, 2015, based on the closing price $1.52 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on October 3, 2016, was 37,648,605.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after June 30, 2016 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2016

PART I

Item 1.	Business

We, the Company, are primarily engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the People’s Republic of China (“PRC”) through our wholly-owned Chinese subsidiaries, Jinong (fertilizer production), Gufeng (fertilizer production), our VIE, Yuxing (agricultural products production), and another six VIE companies that we newly acquired in June 2016. Our primary business is of fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong; and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced through Gufeng. In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following six companies that are organized under the laws of the PRC and would be deemed as variable interest entities (the “VIEs”): Shaanxi Lishijie Agrochemical Co., Ltd., Songyuan Jinyangguang Sannong Service Co., Ltd., Shenqiu County Zhenbai Agriculture Co., Ltd., Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd., Aksu Xindeguo Agricultural Materials Co., Ltd., and Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd. (collectively hereafter referred to as “the VIE Companies.”)

Fertilizer production was our core business and we generated approximately $260,378,357, $259,030,774, and $229,917,266, or 96.9%, 98.4 % and 98.4% of our total revenues for the years ended June 30, 2016, 2015 and 2014, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2016.

As of June 30, 2016, we sold our products through a network of 1,904 regional distributors covering 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for an approximately 40% of our fertilizer revenues for the fiscal year ended June 30, 2016, of which Sino-agri Holding Company Limited accounted for 23.3% of the total fertilizer revenues.

As of June 30, 2016, we developed 688 different fertilizer products. We conduct our research and development activities through Yuxing, Jinong’s VIE, which tests new fertilizers and grow high quality flowers, vegetables and seedlings for commercial sale.

During the fiscal years ended June 30, 2016, 2015 and 2014, our revenues were $268,785,020, $263,354,288 and $233,402,088, respectively, and our net income were $25,925,734 $31,445,126 and $25,514,695, respectively.

Recent Developments

Strategic Acquisitions:

On June 30, 2016, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

Company Name	Business Scope	Cash Payment for Acquisition (RMB[1])	Principal of Notes for Acquisition (RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machineries and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycle and complex utilization of straw and stalk; Technology transfer and training; Recycle of agricultural economic; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic material, chemical fertilizers, pesticides, agricultural mulches, micronutrient fertilizers, hormones, agricultural machineries and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by-products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 is RMB1=US$0.1508, according to the exchange rate published by Bank of China.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while be in possession of the equity interests and will continue to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregated amount of RMB37,000,000 (approximately $5,579,600) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregated face value of RMB51,000,000 (approximately $7,690,800) with an annual fixed compound interest rate of 3% and term of three years.

The SAA contains representations and warranties by both Jinong and the shareholders of the Targets including:

Should the shareholders of the Targets fail to satisfy the conditions listed in the exhibit to the SAA, i.e., the entry into the VIE Agreements, as defined below or are in breach of any representations or warranties in the SAA, other than the direct and consequential damages that may cause to Jinong, they shall pay RMB100,000 (approximately $15,080) as a breach make up.

The shareholders of the Targets agree and ensure its main management members and technology persons to agree and enter into Non-Compete Agreements which shall prohibit any direct or indirect operation, holding of equity interests of the same or similar business of the Targets, its customers or suppliers, unless the operation of such an entity is through the Targets.

The equity interests of the Targets do not have any form of Claims or Encumbrances, as such terms are defined in the SAA. The shareholders of the Targets represented that there is no action, suit, arbitration, or legal proceeding pending or, currently threatened against the Targets that would have a material adverse effect on the Target’s capacity to fulfill their contractual obligations. The Targets shall have a minimum of 10% of annual compound growth rate (the “Growth Rate”) within the three (3) years after the closing of the Strategic Acquisitions (the “Closing”).

According to the SAA, all the existing employees will continue to be the employees of the Targets after the Closing based on the current employment terms, subject to the decisions from the new board of the Targets to be formed after the Closing.

Under the ACN, each convertible note (or note, as referred to below) has a face value of RMB100 with a term of three years and an annual fixed compound interest rate of 3%. The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note (the “Mature Date”), noteholders may request Jinong to process the note conversion through mechanics of conversion chosen by Jinong. The noteholder shall not have Jinong convert the note prior to the Mature Date and Jinong may decline the conversion if the noteholder requests so. If the note is converted into the Company’s common stock, the noteholder will become the holders of the Company’s common stock.

The per share conversion price of the note is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice.

If the profits of the Targets hit certain level of sales target set by the parties, i.e., the Growth Rate, Jinong may at its discretion, convert the notes to (i) cash , (ii) the Company’s common stock, or (iii) to a combination of cash and the Company’s common stock, in the amount of the face value of the notes with compound interest for three years.

Upon the arrival of the Mature Date of the note, the noteholder can (i) requests Jinong to convert all or a part of the note; (ii) continue to hold the note until such a holder delivers a conversion request at his/her will; however, if the holder chooses to hold the note after the Mature Date, no interests shall accrue on the note after the three year term.

In the event that the behavior of the Targets or noteholders materially impair Jinong or, if the annual compounded rate for sales within the three years following the acquisition of any of the Targets by Jinong fail to achieve the sales target listed in the SAA, or the Growth Rate, Jinong may request noteholders to redeem the shares they hold of the Targets with (i) amount represented by the convertible notes including the accrued interests and the cash payment Jinong made on the Closing of the Strategic Acquisition and (ii) 15% of the amount under (i) mentioned immediately prior to this item. However, the noteholder can elect to offset the payment of the interests of the note by the annual increase rate the Targets realizes, despite a lower rate.

VIE Structure with the Targets

Jinong, the Targets, and the shareholders of the Targets also entered into a series of contractual agreements for the Targets to qualify as variable interest entities or VIEs (the “VIE Agreements”). The VIE Agreements are as follows:

Entrusted Management Agreements

Pursuant to the terms of certain Entrusted Management Agreements dated June 30, 2016, between Jinong and the shareholders of the Targets (the “Entrusted Management Agreements”), the Targets and their shareholders agreed to entrust the operations and management of its business to Jinong. According to the Entrusted Management Agreement, Jinong possesses the full and exclusive right to manage the Targets’ operations, assets and personnel, has the right to control all of the Targets' cash flows through an entrusted bank account, is entitled to the Targets' net profits as a management fee, is obligated to pay all of the Targets’ payables and loan payments, and bears all losses of the Targets. The Entrusted Management Agreements will remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the Targets; or (iii) Jinong acquires all of the assets or equity of the Targets (as more fully described below under “Exclusive Option Agreements”).

Exclusive Technology Supply Agreements

Pursuant to the terms of certain Exclusive Technology Supply Agreements dated June 30, 2016, between Jinong and the Targets (the “Exclusive Technology Supply Agreements”), Jinong is the exclusive technology provider to the Targets. The Targets agreed to pay Jinong all fees payable for technology supply prior to making any payments under the Entrusted Management Agreement. The Exclusive Technology Supply Agreements shall remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the Targets; or (iii) Jinong acquires the Targets (as more fully described below under “Exclusive Option Agreements”).

Shareholder’s Voting Proxy Agreements

Pursuant to the terms of certain Shareholder’s Voting Proxy Agreements dated June 30, 2016, among Jinong and the shareholders of the Targets (the “Shareholder’s Voting Proxy Agreements”), the shareholders of the Targets irrevocably appointed Jinong as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of the Targets, including the appointment and election of directors of the Targets. Jinong agreed that it shall maintain a board of directors, the composition and appointment of which shall be approved by the Board of the Company. The Shareholder’s Voting Proxy Agreements will remain in effect until Jinong acquires all of the assets or equity of the Targets.

Exclusive Option Agreements

Pursuant to the terms of certain Exclusive Option Agreements dated June 30, 2016, among Jinong, the Targets, and the shareholders of the Targets (the “Exclusive Option Agreements”), the shareholders of the Targets granted Jinong an irrevocable and exclusive purchase option (the “Option”) to acquire the Targets’ equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Jinong’s discretion so long as such exercise and subsequent acquisition of the Targets does not violate PRC law. The consideration for the exercise of the Option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration. Jinong may transfer all rights and obligations under the Exclusive Option Agreements to any third parties without the approval of the shareholders of the Targets so long as a written notice is provided. The Exclusive Option Agreements may be terminated by mutual agreements or by 30 days written notice by Jinong.

Equity Pledge Agreements

Pursuant to the terms of certain Equity Pledge Agreements dated June 30, 2016, among Jinong and the shareholders of the Targets (the “Pledge Agreements”), the shareholders of the Targets pledged all of their equity interests in the Targets to Jinong, including the proceeds thereof, to guarantee all of Jinong's rights and benefits under the Entrusted Management Agreements, the Exclusive Technology Supply Agreements, the Shareholder’ Voting Proxy Agreements and the Exclusive Option Agreements. Prior to termination of the Pledge Agreements, the pledged equity interests cannot be transferred without Jinong's prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties.

Non-Compete Agreements

Pursuant to the terms of certain Non-Compete Agreements dated June 30, 2016, among Jinong and the shareholders of the Targets (the “Non-Compete Agreements”), the shareholders of the Targets agreed that during the period beginning on the initial date of their services with Jinong, and ending five (5) years after termination of their services with Jinong, without Jinong’s prior written consent, they will not provide services or accept positions including but not limited to partners, directors, shareholders, managers, proxies or consultants, provided by any profit making organizations with businesses that may compete with Jinong. They will not solicit or interfere with any of the Jinong’s customers, or solicit, induce, recruit or encourage any person engaged or employed by Jinong to terminate his or her service or engagement. In the event that the shareholders of the Targets breach the non-compete obligations contained therein, Jinong is entitled to all loss and damages; in the event that the damages are difficult to determine, remedies bore the shareholders of the Targets shall be no less than 50% of the salaries and other expenses Jinong provided in the past.

Jinong acquired the Targets using the VIE arrangement based on our need to further develop our business and comply with the regulatory requirements under the PRC laws.

As our business focuses on the production of fertilizer, all of our business activities intertwine with those in the agriculture industry in China. Specifically, we deal with compliance, regulation, safety, inspection, and licenses in fertilizer production, farm land use and transfer, growing and distribution of agriculture goods, agriculture basic supplies, seeds, pesticides, and trades of grains. It is an industry in which heavy regulations get implemented and strictly enforced. In addition, E-commerce, which is also under strict government regulations in the PRC, has lately become a sale and distribution channel for agricultural products. Currently, we are developing an online platform to connect the physical distribution network we either own or lease.

Compared with the regulatory environment in other jurisdictions, the regulatory environment in the PRC is unique. For example, On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Merger and Acquisition of Domestic Companies by Foreign Investors (the “M&A Rules”), which became effective on September 8, 2006. The “M&A Rules” purports to require that an offshore special purpose vehicle controlled directly or indirectly by PRC companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests held by such PRC companies or individuals obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. However, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the Offering are subject to the CSRC approval procedures under the M&A Rules. Based on our understanding of the PRC Laws (including the M&A Rules), a prior approval from the CSRC is not required for the Offering because (1) the Company established its first foreign invested enterprise in 1999, prior to the adoption of M&A Rules; (2) the Company did not acquire any equity interests or assets of a PRC company owned by its controlling shareholders or beneficial owners who are PRC companies or individuals, as such terms are defined under the M&A Rules. However, uncertainties still exist as to how the M&A Rule will be interpreted and implemented and our opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rule.

For both E-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set particularly rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in E-commerce and agriculture industries. VIE arrangement, however, provides feasibility for the purpose of obtaining administrative approval process and avoiding industry restrictions that be imposed on an entity that is a wholly-owned subsidiary of a foreign entity. The VIE agreements reduces uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. Such legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership ca be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Targets to ensure the complete control of the interests in the Targets. The shareholders of the Targets are not entitled to transfer any shares to the third party under the exclusive option agreements. If necessary, they may transfer shares to our company without consideration.

While the VIE arrangement provides us with the feasibility to conduct our business in the E-Commerce and agriculture industries, validity and enforceability of VIE arrangement is subject to (i) any applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium or similar laws affecting creditors’ rights generally, (ii) possible judicial or administrative actions or any PRC Laws affecting creditors’ rights, (iii) certain equitable, legal or statutory principles affecting the validity and enforceability of contractual rights generally under concepts of public interest, interests of the State, national security, reasonableness, good faith and fair dealing, and applicable statutes of limitation; (iv) any circumstance in connection with formulation, execution or implementation of any legal documents that would be deemed materially mistaken, clearly unconscionable, fraudulent, coercionary at the conclusions thereof; and (v) judicial discretion with respect to the availability of indemnifications, remedies or defenses, the calculation of damages, the entitlement to attorney’s fees and other costs, and the waiver of immunity from jurisdiction of any court or from legal process. Validity and enforceability of VIE arrangement is also subject to risk derived from the discretion of any competent PRC legislative, administrative or judicial bodies in exercising their authority in the PRC. As a result, there can no assurance that any of such PRC Laws will not be changed, amended or replaced in the immediate future or in the longer term with or without retrospective effect.

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

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following six companies that are organized under the laws of the PRC and would be deemed as our VIEs: Shaanxi Lishijie Agrochemical Co., Ltd., Songyuan Jinyangguang Sannong Service Co., Ltd., Shenqiu County Zhenbai Agriculture Co., Ltd., Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd., Aksu Xindeguo Agricultural Materials Co., Ltd., and Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd.

Our current corporate structure is set forth in the following diagram:

China Green Agriculture, Inc.
("Green Nevada")
100%
Green Agriculture Holding Corporation Co., Ltd.
("Green New Jersey")
100%
Shaanxi Tech Team Jinong Humic Acid Product Co., Ltd. ("Jinong")
100%
Beijing Gufeng Chemical Products Co., Ltd.
("Gufeng")
100%
Tianjuyuan Fertilizer Co., Ltd. ("Tianjuyuan")
VIEs
Xi'an Hu County Yuxing Agriculture Technology Development Co., Ltd. ("Yuxing")
Shaanxi Lishijie Agrochemical Co., Ltd. ("Lishijie")
Songyuan Jinyangguang Sannong Service Co., Ltd. ("Jinyangguang")
Shenqiu County Zhenbai Agriculture Co., Ltd. ("Zhenbai Agri")
Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. ("Wangtian")
Aksu Xindeguo Agricultural Materials Co., Ltd. ("Xindeguo")
Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd. ("Xinyulei")

 Industry Analysis

Fertilizer Market in China

Influenced by the sluggish demand in domestic and international fertilizer market, China’s fertilizer market is in downturn during this year. In terms of production, the output of fertilizer will reach another record high during the Fiscal Year 2016. However, large inventory of fertilizer guarantee no profits. The prices of raw material move down, so the price of fertilizer is hard to rise; in terms of domestic consumption, though grain price increased to some extent, the domestic consumption capacity is limited; as for export, international market is depressed continuously resulted from the declined export price. In this year, fertilizer industry is in downward trend as the profit is compressed again and the losses of enterprises are enlarged. Under the pressure of sluggish growth in fertilizer market, industrial restructuring, mergers and reorganization were frequently conducted in the industry, hence the number of enterprises continued to decline. At the same time, the production equipment and technological level was largely improved: coal-water slurry gasification technology, powdered coal pressure gasification technology, large sulfur-based compound fertilizer technology and beneficiation technology of mid-low grade phosphorite were widely used, while new fertilizer products such as slow controlled release fertilizer and microbial fertilizer has been rapidly developed and resulted in significant market expansion.

Recently, as the growth of China’s economy has gradually slowed down and the risk of economic downturn therefore exists, the government has adopted various measures to maintain the growth and the Company needs structural adjustment and growth pattern transformation.

On the one hand, government’s support to agricultural production includes intensive agricultural investment, subsidies and minimum purchasing price raise for farm products. China has seen another bumper year of grain production, making 2013 the 10th year in a row of increase output, which supports fertilizer scale to remain high in 2016. The country has achieved 10 consecutive year of rising grain harvests since the founding of the People’s Republic of China in 1949. As the concentration of fertilizer industry is steadily improving, the influence on market from key enterprises have increased which helped to ease the weakened market volatility. On the other hand, the current oversupply problem is hard to relieve. Mechanism of Price reform for raw materials (such as coal, natural gas, sulfur phosphate ore, etc.) is accelerating, which casted pressure on production cost. Stricter export tariff policy is expected to last for long, and weak external economical situation may limit the operation and expansion of fertilizer enterprises in international market.

The interaction of the above factors complicated the situation in fertilizer market in 2016.The overall growth rate of this industry has continually slowed down and the market has fluctuated violently. The transformation for China’s fertilizer industry from quantitative growth pattern to qualitative growth pattern is irreversible. The centralization of production, high-end orientated product, service orientated marketing and market-oriented raw materials dominated the development in fertilizer market.

Additionally, government support for the agriculture industry in China would act as an additional boost to the fertilizer industry in China. However, we anticipate organic fertilizers will become an emerging segment in the coming years given the additional subsidies for farming, elimination of certain land taxes, land reform initiatives to be implemented by the PRC government to promote the growing of organic produce. We believe the demand for fertilizer will continue to grow as a result of increase in food demand, decrease in arable land and reduction of crop yields. The demand for fertilizers nationwide is expected to reach thousands of tons of nutrient by 2017, with a compound annual growth rate of 5.7% between 2012-2017.

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

The “Green Food” Industry in the PRC

The rise of the PRC industry for food free from pollutants or harmful chemicals, or “green food”, raise the demand for organic fertilizers. “Green Food”, the certificate for agricultural products promoted by Chinese Government, positioned between ordinary agricultural food from common farming practice and the organic food has two levels: “AA Green Food” and “A Green Food”. The “AA Green Food” standard indicates or equals to that of organic agriculture. Since the market for organic agricultural products in China has huge potential, it is forecasted that the increase of organic agricultural products consumption in China will exceed that of the average organic agricultural products consumption in the world in the next few years, and the market of Chinese organic agricultural products will reach RMB 24.8 billion-59.4 billion in 2015with an incremental 15 percent increase year over year during the next following years.

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

Growth Strategy

We believe that our increased production capacity and our research and development capability positioned us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our portfolio of fertilizers includes 459 products. In the future we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

☐ Capitalize on Synergies Created by Research and Development Efforts. In connection with the construction of Yuxing’s research and development center, we have established 98 sunlight greenhouses and six “intelligent” greenhouses. We expect the Yuxing facility to help us shorten the fertilizer market cycle by providing an advanced testing field for new products which are manufactured by Jinong. In addition, by making efforts in research and development, we expect to simultaneously facilitate the production of superior agricultural products, such as flower bulbs, flowers, fruits and vegetables, which would eventually increase revenues.

☐ Develop new advanced high efficient fertilizers. The new fertilizer products represented by slow controlled-release fertilizer, microbial fertilizer and others, developed rapidly with high market expansion. Gufeng has signed a cooperation agreement with Anhui Diyuan Biological Technology Co., LTD (“Anhui Diyuan”) to produce the “Tianjuyuan” controlled-release fertilizer. The objective is to provide Gufeng with fertilizer agent supplied by Anhui Diyuan to improve the control release effectiveness when producing controlled-release compound fertilizers. In the agreement, Chinese Academy of Sciences (“CAS”) and Anhui Diyuan authorized Gufeng to refer to CAS and Anhui Diyuan’s name in marketing related fertilizer products. We expect that Gufeng’s controlled-release compound fertilizer will stay an advantageous position in the market.

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

Fertilizer Products

Fertilizer business is our main business, which produce approximately 96.9% of total revenues. Fertilizers are produced and sale through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredient essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilize soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

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

During the fiscal years ended June 30, 2016, 2015 and 2014, we earned $260,378,357, $259,030,774 and $229,717,266, respectively, in gross revenues from sales of our fertilizer products, representing 96.9%, 98.4% and 98.4% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 332 fertilizer products. 89.6% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 10.4% from compound fertilizer for the fiscal year ended June 30, 2016.

Agricultural Products

Our subsidiary, Yuxing, Jinong’s VIE produce top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2016, 2015 and 2014, were $8,406,663, $4,323,514 and $3,684,822, respectively, representing 1.6%, 1.6% or 1.6% of our total revenues, respectively.

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

We produced and sold a total of approximately 413,633 metric tons of fertilizer products during the fiscal year ended June 30, 2016.

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

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid and NPK (nitrogen, phosphorus and potassium) related compounds such as amide and hydro nitrogen. Shaanxi Shanbei Agricluture Co., Ltd.. and Sino-agri are the primary suppliers for raw materials to Gufeng, accounting for approximately 29.1% and 26.8%, respectively, of Gufeng’s total purchase for the fiscal year end June 30, 2016. However, the loss of either of these suppliers would not cast a material adverse effect on our business. We do not believe there is any material risk of losing these suppliers during the next 12 months.

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

Return Policy

The Company only accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2016, the Company did not experience any significant returns.

Backlog

As of June 30, 2016, we had a backlog of orders in the amount of $9,664,348 as compared to $9,413,250, $5,359,200, and $1,009,062 in backlog orders as of June 30, 2015, 2014 and 2013.

Seasonality

The peak season to sell fertilizer products was from January through June. However, during the fiscal year ended June 30, 2016, Jinong did not experience seasonal variation with respect to its fertilizer sales since approximately 47.5% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Gufeng’s sales of compound fertilizer has undergone significant seasonal variation in China. Correspondingly, the purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, when the raw material price is low, Gufeng still places larger orders for raw material as its export business offset the seasonality when exportation made to southern Asia, such as India, where their selling are on corresponds to the non-peak season in China.

The peak selling season for our agricultural products is from October till March the next calendar year, namely our second fiscal quarter (fall) and the third fiscal quarter (winter). This was primarily due to the strong demand for high-end fruits and decorative flowers during the holiday seasons. However, Yuxing did not have seasonal variation problem during the period from October 2015 through March 2016, it generated approximately 5.3 million, or 63.7% of our annual sales of agricultural products.

Marketing, Distribution and Customers

Overview

We currently market our fertilizer products to private wholesalers and retailers of agricultural farm products in 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China. For the fiscal year 2016, the following five PRC provinces, collectively accounted for 56.3% of our total fertilizer revenue: Beijing(24.1%), Hebei (11.9%), Shaanxi (8.4%), Heilongjiang (6.8%) and Liaoning (5.0%). We believe this geographically diverse distribution greatly helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for exportation through contracted distributors in foreign countries, including India and Ghana. Total revenues from exported products accounted for approximately 0.1% of our total fertilizer revenues in fiscal 2016.

FY2016 Export Details

Export to	Subsidiary	Type	Amount ($)
India	Gufeng	40% humic acid organic/inorganic fertilizer	0
India	Jinong	Liquid Fertilizer	170,512
India	Jinong	Solid Fertilizer	52,029
Total			222,541

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

Our best-selling fertilizers, based on revenues for the fiscal year ended June 30, 2016, are listed below:

Ranking	Product Names	Volume (Tons)	Revenues (USD)	Percent of Fertilizer Sales
1	Organic/Inorganic Compound Fertilizer (humicacid) NPK46%	158,593	59,779,757	22.3%
2	Compound Fertilizer NPK40%	149,922	52,529,295	19.1%
3	Organic/Inorganic Compound Fertilizer (humic acid) NPK45%	11,208	4,505,530	1.7%
4	Organic/Inorganic Compound Fertilizer (humic acid) NPK54%	8,991	3,783,319	1.4%
5	Organic/Inorganic Compound Fertilizer (humic acid) NPK50%	5,433	2,208,884	0.8%

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2016, we sold our products through a carefully constructed network of about 1,904 distributors covering 27 provinces, 4 autonomous regions and 3 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2016, sales to our top five distributors accounted for approximately 38.5% of our fertilizer product revenue, of which Sino-agri Holding Company Limited accounted for 23.7% of the total fertilizer revenues. As we do not depend on any particular customers, we believe that the loss of single customers would not have any significant effect on our business.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. Our top-grade flowers are mainly distributed through our fertilizer distribution network; Our green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. The following is a list of our top five customers in terms of revenues for our agricultural products for the fiscal year ended June 30, 2016. Yuxing’s customers accounted for approximately 29.7% of the total revenues from Yuxing’s agricultural products.

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces. These marketing programs consist of: (i) establishment of Company directly-owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base to be designated as "China Green Agriculture Authorized Retailers". Under the Pilot Program, we currently have one directly-owned store operating in Shaanxi Province, with each store having an assigned territory in order not to compete with other existing distributors. Since the launch of the Pilot Program in January 2010, we have worked closely with our existing distributors who designate over 26,175 retailers, namely the “China Green Agriculture Retailers” for fiscal year ended June 30, 2016. We have entered into agreements with these retailers to prominently display "China Green Agriculture Authorized Retailer" on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores. In addition, we provide the retailers with educational materials on proper product use and billboard ads with our product logo to attract target farmers.

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

The capital expenditure and other payments on Yuxing’s construction were approximately $13,300,313, $474,322 and $927,153 for the fiscal year ended June 30, 2016, 2015 and 2014, respectively. Upon completion, we expect the research and development center to help expanding our output of high quality agricultural products for commercial sale while providing an advanced testing field for new products. The new facility will continue to enhance our capability to produce more products while shortening the development cycle, thus increase revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2016, we sold approximately $8,406,663 of these agricultural products.

	FY 2016	FY2015	FY2014
Machines, Buildings and Equipment	$13,236,949	$405,401	$878,270
Land Use Right	$-	$-	$-
Advanced Payment	$-	$-	$-
Construction in Progress	$63,364	$68,921	$48,883
Total	$13,300,313	$474,322	$927,153

The research and development costs in Jinong for the fiscal year ended June 30, 2016, 2015 and 2014 are illustrated as the following:

	FY 2016		FY2015	FY2014
Freight Expense	$		$4,316	$1,011
Travel Expense		$6,984	$10,562	$4,514
Salary		$56,750	$56,960	$58,140
Experiment and Testing		$52,240	$44,379	$86,595
Other		$20,308	$13,321	$7,105
Total R&D Expense for Jinong		$136,282	$129,538	$157,365

The research and development costs in Gufeng for the fiscal year end June 30, 2016, 2015 and 2014 are illustrated in the table below:

Item	FY 2016	FY2015	FY2014
Raw material	$49,428	$537,26	$46,869
Manufacturing Cost	$4,578	$49,76	$1,949
Experiment and Testing	$229	$2,48	$97
Labor Cost	$2,289	$24,88	$974
License fee	$0	$0	$0
Total R&D Expense for Gufeng	$56,524	$61,438	$49,889

In summary, as illustrated by the summary table below, for Jinong, Gufeng and Yuxing, the Company bears research and development costs as incurred. For the years ended June 30, 2016, 2015 and 2014, research and development costs were $192,806, $190,976 and $207,254 respectively.

	FY 2016		FY2015	FY2014
Yuxing	$		$0	$0
Jinong		$136,282	$129,538	$157,365
Gufeng		$56,524	$61,438	$49,889
Total		$192,806	$190,976	$207,254

New Product

With our strong and advanced research and development capabilities, we have developed 459 products and continued to develop new products. During the fiscal year ended June 30, 2016, we developed 5 new products, which contributed $29,248 to our sales revenue for the period.

Among the new products we introduced in fiscal year 2016, there are several powder fertilizers, liquid fertilizers and compound fertilizers.

In addition to developing new fertilizer products, we also developed soilless seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

Trademark	Registration Number	Valid term
Huang Cheng Gen	No.5219720	June 28, 2009 to June 27, 2019
Mei Er An	No.1508004	January 21, 2011 to January 20, 2021
KEBA	No.10045980	December 07, 2012 to December 06, 2022
KEBA	No.10046405	December 14, 2012 to December 13, 2022
KEBA	No.10045898	March 07, 2013 to March 06, 2023
KEBA	No.10046344	March 07, 2013 to March 06, 2013
AGR GFJ	No.3320281	May 28, 2014 to May 27, 2024
SPR HOP	No.3320282	May 28, 2014 to May 27, 2024
T.J.Y	No.3320283	May 28, 2014 to May 27, 2024
KEBA	No.760379	August 14, 2005 to August 13, 2025

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

Listed below are Jinong’s four patents for a fertilizer formulation and a proprietary production line and manufacturing processes.

Patent/Pending Patent Application	Type of Patent	Patent No. /Application No.	Inventor’s Name and Patent Holder	Date of Application	Date of Publication and Term
Patent: Production facility of Humic Acid Products	Utility Model Patent	Patent No.: ZL NL 2007 20031884.2	Inventor: Tao Li Patent Holder: Jinong	May 29, 2007	May 14, 2008; 10 years

Patent: Method and recipe of the water soluble humic acid fertilizers	Utility Model Patent	Application No.: ZL200710017334.x	Applicant: Jinong	February 1, 2007	November 24, 2010; 20 years

Patent: Production method of Organic Fertilizer	Utility Model Patent	Application No.: ZL201110282544.8	Applicant: Jinong	September 22, 2011	December 4, 2013; 20 years

Patent: Production method of Multifunctional liquid calcium fertilizer	Utility Model Patent	Application No.: NL 201410020442.2	Applicant: Jinong	January 17, 2014	October 19, 2014; 20 Years

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

Strong Research and Development. Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we are able to reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2016, we generated approximately $8,406,663 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligence greenhouses over an 88-acre parcel of land in connection with Yuxing's pending research and development center, which expands output of high quality agricultural products for commercial sale while providing an advanced testing field for new products.

Gufeng and Tianjuyuan have a total of 17 employees in research and development. They have independently developed seven technologies:

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

Automated Production Line and Process. All of Jinong’s major production procedures are controlled by a centralized computer system only accessible for authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bins. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2016, Jinong’s highly advanced production lines manufactured a multi-tiered line of 132 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other is capable of producing liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

Our proprietary fertilizer formula is the base for producing our fertilizer. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supplying existing humic acid fertilizer products and by developing new products on a timely basis that keep pace with the evolving industry standards and changing customer requests. If our proprietary formula becomes obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we have entered into confidentiality agreements with key employees, we cannot assure you that if there is a breach of such agreement by an employee, we would not lose any competitive advantage that we currently have with respect to our proprietary fertilizer formula.  If we are forced to take legal action to protect our proprietary formula, significant expense will incur and a favorable outcome cannot be guaranteed.

If our warehouse selling and credit sales of certain fertilizer products continue to increase and we fail to collect the accounts receivables that are due in a timely manner, our financial condition and results of operation may be materially adversely affected.

We had accounts receivable of $118,021,105 as of June 30, 2016, as compared to $68,528,598 and $88,781,608 as of June 30, 2015 and 2014, respectively, an increase of $49,492,507 and a decrease of $20,253,010, or 72.2% and 22.8% year over year. The increase was primarily due to the increased credit sales of Gufeng’s fertilizer products and the aggressive marketing of Jinong’s humic acid fertilizer products including liquid and powder fertilizers. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 75.2% of its revenues with its largest distributor accounted for 46.2% of the total revenues for the fiscal year of 2016. Jinong’s top five distributors accounted for 1.6% of its fertilizer revenues for the fiscal year ended June 30, 2016. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it would adversely affect our results of operations.

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

We depend, to a large extent, on the abilities and participation of our current management team, with a particular reliance upon Mr. Tao Li, our CEO and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Li will continue to be available to us, or that we will be able to find a suitable replacement for him in the event his services are not available to us. We do not carry key man life insurance for our key personnel.

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

Mr. Tao Li, our Chairman and CEO may not devote all of his time to our business.

Our Chairman and CEO, Mr. Tao Li, also serves as Chairman of Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company engaged in hi-tech application fields in China, Chairman and CEO of Xi’an Techteam Investment Holding (Group) Co., Ltd, a holding company for certain entities such as Gem Grain, and Chairman of Kingtone Wirelessinfo Solution Holding Ltd, a publicly-traded, China-based developer and provider of mobile enterprise solutions. This may give rise to further allocation of Mr. Li’s time to each business.  While Mr. Li anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

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

Although Gufeng had sales revenues of $134,661,420 for its fiscal year ended June 30, 2016, Gufeng’s net income for such period was $10,557,315.  This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital.  In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products.  As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals

Although we have made progress in terms of integrating Gufeng’s employees, products and distribution network into our business during the past 12 months, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition and results of operations.

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

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals (Source: President Hu’s Report at 17th Party Congress). Policies of the PRC government can have significant effects on economic conditions in China. Our interests may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations or their interpretation;

●	confiscatory taxation;

●	restrictions on currency conversion, imports or sources of supplies and export tariff;

●	expropriation or nationalization of private enterprises.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 2.6%, 2.0%, and 1.44% in 2013, 2014 and 2015, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

We, through Green New Jersey, acquired 100% capital stock of Jinong (the “Jinong Acquisition”), Jinong was a PRC business whose stockholders were two PRC individuals and a PRC entity, of which Mr. Tao Li, our current Chairman and CEO, was the controlling stockholder holding 31% of its shares. The PRC regulatory authorities may take the view that the Jinong Acquisition could be part of a Round-trip Investment. The PRC legal counsel of Jinong has opinioned that the Jinong Acquisition did not violate any PRC law, which would include the 2006 M&A Rules.  We, however, cannot assure you that the PRC regulatory authorities, MOFCOM in particular, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot assure you we may be able to obtain the approval required from MOFCOM.

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

In general, the fertilizer and agricultural products sectors in China is affected by a series of factors, including, but not limited to, natural, economic and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and agricultural products operations in China face similar risks as present in other countries, however, in the PRC these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and agricultural products or sectors which provide critical inputs to fertilizer and agricultural products such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

●	food, feed, and energy demand including liquid fuels and crude oil;

●	agricultural, financial, energy and renewable energy and trade policies;

●	input and output pricing due to market factors and regulatory policies;

●	production and crop progress due to adverse weather conditions, equipment deliveries, and water and irrigation conditions; and

●	infrastructure conditions and policies.

Currently, we do not hold and do not intend to purchase insurance policies to protect revenue in the case that the above conditions cause losses of revenue.

Risks Related to an Investment in our Stock.

We may not pay any cash dividends in the foreseeable future.

We paid cash dividend on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. However, we may not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends.  We intend to retain all earnings for our company’s operations.

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operations results;

●	filing of a class action lawsuit against us and certain of our current and former officers;

●	changes in financial estimates by securities research analysts;

●	conditions in foreign or domestic fertilizer and agricultural markets;

●	changes in the economic performance or market valuations of other companies in the same industry;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between the RMB and the U.S. dollar;

●	intellectual property litigation;

●	general economic or political conditions in the PRC; and

●	Other events or factors, many of which are beyond our control.

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

We may need to obtain additional equity or debt financing to fund future capital expenditures. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

●	increase our vulnerability to general adverse economic and industry conditions;

●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

Stockholders should have no expectation of any dividend in the futures.

We paid cash dividend on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. However, the Board of Directors may not intend to declare any dividends on our common stock in the near future, but instead intends to retain all earnings, if any, for use in the operation and expansion of our business. If we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies. – See “Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you.” under this section. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

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

Not applicable.

Item 2.	Properties

There is no private ownership of land in China.  All land is owned by the PRC government on behalf of all Chinese citizens or collectively owned by farmers.  Land use rights can be granted or transferred with or without consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet).  It is leased from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2016 at monthly rent of RMB25,723 (approximately $4,000) for 612 square meters (approximately 6,588 square feet) of office space.

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

Yuxing, Jinong’s wholly-owned subsidiary, has land use rights to over 353,000 square meters (3,799,660 square feet) of land located in Hu County, Xi’an, Shaanxi Province on which we have built 98 sunlight greenhouses and 6 intelligent greenhouses as part of a research and development center currently under construction.  Yuxing owns the land use rights to the property for a terms of 50 years from 2009.

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

Tianjuyuan leases approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing.  Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,591).  The lease term is from February 1, 2004 to January 31, 2054. While the lease was recognized previously by our PRC counsel as invalid and unenforceable due to the its permitted use, we have since obtained the proper land use right certificate from the relevant government entity.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High-tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 *(1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Lease from February 2004 to January 2054

* (1) As of June 30, 2016, the encumbrances over our land use right and building ownership are summarized as below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate (Per Annum)	Property under Mortgage
1	RMB 13 million ($2,021,500)	Agriculture Bank of China-Pinggu Branch	May 18, 2016- Mar 17, 2017	Mortgage	4.9%	Tianjuyuan’s land
2	RMB 8 million ($1,244,000)	Agriculture Bank of China-Pinggu Branch	Jan 19, 2016- Jan 17, 2017	Mortgage	5.0%	Tianjuyuan’s land

Item 3.	Legal Proceedings

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.	Mine Safety Disclosures.

This item is not applicable to us.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two classes of equity securities: (i) common stock, par value $0.001 per share, 37,648,605 shares of which were outstanding as of October 3, 2016, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of October 3, 2016.  Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”.  From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE MKT, formerly known as NYSE Amex Equities.  From August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

As of October 3, 2016, there were approximately 572 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Quarter Ended	High	Low
09/30/2014	$2.15	$1.94
12/31/2014	$1.54	$1.48
03/31/2015	$1.77	$1.73
06/30/2015	$2.16	$2.07
09/30/2015	$2.20	$1.51
12/31/2015	$1.95	$1.43
03/31/2016	$1.50	$1.10
06/30/2016	$1.63	$1.22

Holders

As of October 3, 2016, there were approximately 572 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period due to our business expansion and integration in the last two fiscal years and in the subsequent interim period, which required and would require a high demand on capital.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company’s revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiaries to obtain approval to send money out of the PRC. The PRC's national currency, the Yuan or RMB, is not a freely convertible currency. Please read “ Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you. ” under Item 1A “Risk Factors” of this Report.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase of three million shares of Common Stock reserved under the Incentive Plan each time. All three amendments were approved by our stockholders on the annual meeting held on December 15, 2012, December 22, 2013, and June 30, 2015, respectively. As a result, a total of 11.26 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2016, there were outstanding options to purchase an aggregate of 115,099 shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2016.

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

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the Standard Industrial Classification Code 2870 over the period commencing on June 30, 2009 and ending on June 30, 2016.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company's equity securities during the fiscal year ended June 30, 2016, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2016, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.	Selected Financial Data

The following selected consolidated income statement data for the years ended June 30, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of June 30, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the year ended June 30, 2013 and the selected consolidated balance sheet data as of June 30, 2013, 2012 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2016	2015	2014	2013	2012

Revenue	$268,785,020	$263,354,288	$233,402,088	$216,897,956	$217,524,205
Cost of goods sold	175,755,689	159,398,386	142,203,315	137,514,102	138,248,972
Gross profit	93,029,331	103,955,902	91,198,773	79,383,854	79,275,233
Operating expenses	60,437,412	62,242,978	55,881,113	23,998,392	25,350,223
Income from operations	32,591,919	41,712,924	35,317,660	55,385,462	53,925,010
Non-operating income (expense)	(515,759)	(1,350,983)	(1,742,019)	(427,426)	(1,165,872)
Provision for income taxes	7,371,967	8,916,815	8,060,946	10,183,988	10,801,313
Net income	$24,704,193	$31,445,126	$25,514,695	$44,774,048	$41,957,825

Weighted average shares outstanding:
Basic	36,703,576	33,983,698	31,403,001	27,775,964	26,943,530
Diluted	36,703,576	33,983,698	31,403,001	27,775,964	26,943,530

Earnings (loss) per share:
Basic	$0.67	$0.93	$0.81	$1.61	$1.56
Diluted	$0.67	$0.93	$0.81	$1.61	$1.56

	As of June 30,
	2016	2015	2014	2013	2012

Total current assets	$335,581,234	$304,184,346	$228,212,666	$227,164,937	$175,089,323
Total assets	418,782,527	429,582,618	393,110,210	348,728,342	288,031,053
Total current liabilities	48,298,195	56,633,144	61,070,418	51,875,050	45,774,399
Total liabilities	48,298,195	56,633,144	61,070,418	51,875,050	45,774,399
Total stockholders' equity	$370,484,332	$372,949,474	$332,039,792	$296,853,292	$242,256,654

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), a VIE controlled by Jinong through contractual agreements; (v) Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), a VIE in the PRC controlled by Jinong through contractual agreements; (vi) Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai Agri”), a VIE controlled by Jinong through contractual agreements; (vii) Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE controlled by Jinong through contractual agreements; (viii) Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), a VIE controlled by Jinong through contractual agreements; (ix) Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (“Xinyulei”), a VIE controlled by Jinong through contractual agreements; (x) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (xi) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 96.9% and 98.4% of our total revenues for the years ended June 30, 2016 and 2015, respectively. Yuxing serves as a research and development base for our fertilizer products.

As of June 30, 2016, we had developed, produced, and sold a total of 688 different fertilizer products in use, of which 132 were developed and produced by Jinong, 332 by Gufeng, and 224 by the six VIEs (namely Lishijie, Jinyangguang, Zhenbai Agri, Wangtian, Xindeguo, Xinyulei) that we acquired on June 30, 2016 (as described below). Through the acquisition of these six VIEs, we expanded our product offering and begin to offer our customers a broader range of products.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2015 to 2016
	2016	2015	Amount	%
	(metric tons)
Jinong	55,259	74,351	(19,092)	(25.7)%
Gufeng	358,374	287,428	70,946	24.7%
	413,633	361,779	51,854

	Year Ended June 30,
	2016	2015
	(revenue per tons)
Jinong	$2,275	$1,913
Gufeng	376	407

For the fiscal year ended June 30, 2016, we sold approximately 413,633 metric tons of fertilizer products, as compared to 361,779 metric tons for the fiscal year ended June 30, 2015. For the fiscal year ended June 30, 2016, Jinong sold approximately 55,259 metric tons of fertilizer products, as compared to 74,351 metric tons for the fiscal year ended June 30, 2015. For the fiscal year ended June 30, 2016, Gufeng sold approximately 358,374 metric tons of fertilizer products, as compared to 287,428 metric tons for the fiscal year ended June 30, 2015.

Our sales of fertilizer products to five provinces accounted for approximately 56.3% of our fertilizer revenue for year ended June 30, 2016. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Beijing (24.1%), Hebei (11.9%), Shaanxi (8.4%), Heilongjiang (6.8%) and Liaoning (5.0%).

As of June 30, 2016, we had a total of 1,904 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 1,076 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.6% of its fertilizer revenues for the fiscal year ended June 30, 2016. Gufeng had 300 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 75.2% of its revenues for the fiscal year ended June 30, 2016. In addition to the distributors Jinong and Gufeng has had for its respective products, we also gained access to 528 new distributors through the acquisition of the six VIEs completed in June 2016.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 87.8% of our agricultural products revenue for the fiscal year ended June 30, 2016 were Shaanxi (75.5%), Gansu (3.5%), Shanghai (3.4%).

Recent Developments

New Products

During the three months ended June 30, 2016, Jinong launched 2 new fertilizer products. Jinong’s new products generated approximately $19,520of Jinong’s fertilizer revenues for the three months ended June 30, 2016. Jinong also added 12 new distributors for the three months ended June 30, 2016. Jinong’s new distributors accounted for approximately $1,922,002 of Jinong’s fertilizer revenues for the three months ended June 30, 2016.

During the three months ended June 30, 2016, Gufeng added 1 new distributors.

Strategic Acquisitions

On June 30, 2016, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

Company Name	Business Scope	Cash Payment for Acquisition (RMB[1])	Principal of Notes for Acquisition (RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machineries and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and agriculture informatization, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycle and complex utilization of straw and stalk; Technology transfer and training; Recycle of agricultural economic; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic material, chemical fertilizers, pesticides, agricultural mulches, micronutrient fertilizers, hormones, agricultural machineries and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by-products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 is RMB1=US$0.1508, according to the exchange rate published by Bank of China.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while be in possession of the equity interests and will continue to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregated amount of RMB37,000,000 (approximately $5,579,600) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregated face value of RMB51,000,000 (approximately $7,690,800) with an annual fixed compound interest rate of 3% and term of three years.

Jinong acquired the Targets using the VIE arrangement based on our need to further develop our business and comply with the regulatory requirements under the PRC laws.

As our business focuses on the production of fertilizer, all of our business activities intertwine with those in the agriculture industry in China. Specifically, we deal with compliance, regulation, safety, inspection, and licenses in fertilizer production, farm land use and transfer, growing and distribution of agriculture goods, agriculture basic supplies, seeds, pesticides, and trades of grains. It is an industry in which heavy regulations get implemented and strictly enforced. In addition, E-commerce, which is also under strict government regulations in the PRC, has lately become a sale and distribution channel for agricultural products. Currently, we are developing an online platform to connect the physical distribution network we either own or lease.

Compared with the regulatory environment in other jurisdictions, the regulatory environment in the PRC is unique. For example, the “M&A Rules” purports to require that an offshore special purpose vehicle controlled directly or indirectly by PRC companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests held by such PRC companies or individuals obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by special purpose vehicles. However, the CSRC has not issued any definitive rules or interpretations concerning whether offerings such as the Offering are subject to the CSRC approval procedures under the M&A Rules. Based on our understanding of the PRC Laws (including the M&A Rules), a prior approval from the CSRC is not required for the Offering because (1) the Company established its first foreign invested enterprise in 1999, prior to the adoption of M&A Rules; (2) the Company did not acquire any equity interests or assets of a PRC company owned by its controlling shareholders or beneficial owners who are PRC companies or individuals, as such terms are defined under the M&A Rules. However, uncertainties still exist as to how the M&A Rule will be interpreted and implemented and our opinion stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rule.

For both E-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set particularly rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in E-commerce and agriculture industries. VIE arrangement, however, provides feasibility for the purpose of obtaining administrative approval process and avoiding industry restrictions that be imposed on an entity that is a wholly-owned subsidiary of a foreign entity. The VIE agreements reduces uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. Such legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership ca be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Targets to ensure the complete control of the interests in the Targets. The shareholders of the Targets are not entitled to transfer any shares to the third party under the exclusive option agreements. If necessary, they may transfer shares to our company without consideration.

While the VIE arrangement provides us with the feasibility to conduct our business in the E-Commerce and agriculture industries, validity and enforceability of VIE arrangement is subject to (i) any applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium or similar laws affecting creditors’ rights generally, (ii) possible judicial or administrative actions or any PRC Laws affecting creditors’ rights, (iii) certain equitable, legal or statutory principles affecting the validity and enforceability of contractual rights generally under concepts of public interest, interests of the State, national security, reasonableness, good faith and fair dealing, and applicable statutes of limitation; (iv) any circumstance in connection with formulation, execution or implementation of any legal documents that would be deemed materially mistaken, clearly unconscionable, fraudulent, coercionary at the conclusions thereof; and (v) judicial discretion with respect to the availability of indemnifications, remedies or defenses, the calculation of damages, the entitlement to attorney’s fees and other costs, and the waiver of immunity from jurisdiction of any court or from legal process. Validity and enforceability of VIE arrangement is also subject to risk derived from the discretion of any competent PRC legislative, administrative or judicial bodies in exercising their authority in the PRC. As a result, there can no assurance that any of such PRC Laws will not be changed, amended or replaced in the immediate future or in the longer term with or without retrospective effect.

Results of Operations

Fiscal Year ended June 30, 2016 Compared to the Year ended June 30, 2015.

FOR THE YEARS ENDED JUNE 30

	2016	2015	Change $	Change%
Sales
Jinong	$125,716,937	$130,355,168	$(4,638,231)	-3.6%
Gufeng	134,661,420	128,675,606	5,985,814	4.7%
Yuxing	8,406,663	4,323,514	4,083,149	94.4%
Net sales	268,785,020	263,354,288	5,430,732	2.1%
Cost of goods sold			-
Jinong	53,515,169	51,948,851	1,566,318	3.0%
Gufeng	116,427,052	104,361,828	12,065,224	11.6%
Yuxing	5,813,468	3,087,707	2,725,761	88.3%
Cost of goods sold	175,755,689	159,398,386	16,357,303	10.3%
Gross profit	93,029,331	103,955,902	(10,926,571)	-10.5%
Operating expenses			-
Selling expenses	13,527,912	9,010,486	4,517,426	50.1%
Selling expenses - amortization of deferred asset	35,068,272	41,902,052	(6,833,780)	-16.3%
General and administrative expenses	11,841,228	11,330,440	(510,788)	4.5%
Total operating expenses	60,437,412	62,242,978	(1,805,566)	-2.9%
Income from operations	32,591,919	41,712,924	(9,121,005)	-21.9%
Other income (expense)			-
Other income (expense)	(5,473)	59,176	(64,649)	-109.2%
Interest income	485,673	302,480	183,193	60.6%
Interest expense	(995,959)	(1,712,639)	716,680	-41.8%
Total other income (expense)	(515,759)	(1,350,983)	835,224	-61.8%
Income before income taxes	32,076,160	40,361,941	(8,285,781)	-20.5%
Provision for income taxes	7,371,967	8,916,815	(1,544,848)	-17.3%
Net income	24,704,193	31,445,126	(6,740,933)	-21.4%
Other comprehensive income			-
Foreign currency translation gain	(31,404,626)	2,867,747	(34,272,373)	-1195.1%
Comprehensive income	$(6,700,433)	$34,312,873	$(41,013,306)	-119.5%
			-
Basic weighted average shares outstanding	36,703,576	33,983,698	2,719,878	8.0%
Basic net earnings per share	$0.67	$0.93	$(0.25)	-27.3%
Diluted weighted average shares outstanding	36,703,576	33,983,698	2,719,878	8.0%
Diluted net earnings per share	0.67	$0.93	(0.25)	-27.3%

Net Sales

Total net sales for the fiscal year ended June 30, 2016 were $268,785,020, an increase of $5,430,732 or 2.1%, from $263,354,288 for the fiscal year ended June 30, 2015. This increase was primarily due to an increase in Gufeng’s and Yuxing’s net sales.

For the fiscal year ended June 30, 2016, Jinong’s net sales decreased $4,638,231, or 3.6%, to $125,716,937 from $130,355,168 for the fiscal year ended June 30, 2015. This decrease was mainly attributable to the decrease in Jinong’s sales volume during the last fiscal year.

For the fiscal year ended June 30, 2016, Gufeng’s net sales were $134,661,420, an increase of $5,985,814, or 4.7% from $128,698,399 for the fiscal year ended June 30, 2015. The increase was mainly attributable to Gufeng’s further expansion of its marketing promotion strategy during the last fiscal year.

For the fiscal year ended June 30, 2016, Yuxing’s net sales were $8,406,663, an increase of $4,083,149 or 94.4%, from $4,323,514 for the fiscal year ended June 30, 2015. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top grade flowers during the last fiscal year.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2016 was $175,755,689, an increase of $16,357,303, or 10.3%, from $159,398,386 for the fiscal year ended June 30, 2015. This increase was mainly due to increase in cost of good sold in three business segments.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2016 was $53,515,169, an increase of $1,566,318, or 3.0%, from $51,948,851 for the fiscal year ended June 30, 2015. The increase in cost of goods was mainly due to Jinong’s higher raw material cost.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2016 was $116,427,052, an increase of $12,065,224, or 11.6%, from $104,361,828 for the fiscal year ended June 30, 2015. This increase was primarily attributable to an increase in the cost of raw materials and an increase in its sales.

For year ended June 30, 2016, cost of goods sold by Yuxing was $5,813,468, an increase of $2,725,761, or 88.3%, from $3,087,707 for the fiscal year ended June 30, 2015. This increase was mainly due to the increase in Yuxing’s net sales.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2016 decreased by $10,926,571 to $93,029,331, as compared to $103,955,902 for the fiscal year ended June 30, 2015. Gross profit margin was 34.6% and 39.5% for the fiscal year ended June 30, 2016 and 2015, respectively.

Gross profit generated by Jinong decreased by $6,204,549, or 7.9%, to $72,201,768 for the fiscal year ended June 30, 2016 from $78,406,317 for the fiscal year ended June 30, 2015. Gross profit margin from Jinong’s sales was approximately 57.4% and 60.1% for the fiscal year ended June 30, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the increase in product costs.

For the fiscal year ended June 30, 2016, gross profit generated by Gufeng was $18,234,368, a decrease of $6,079,410, or 25%, from $24,313,778 for the fiscal year ended June 30, 2015. Gross profit margin from Gufeng’s sales was approximately 13.5% and 18.9% for the fiscal year ended June 30, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales to answering market demand.

For the fiscal year ended June 30, 2016, gross profit generated by Yuxing was $2,593,195, an increase of $1,357,388, or 109.8% from $1,235,807 for the fiscal year ended June 30, 2015. The gross profit margin was approximately 30.8% and 28.6% for the fiscal year ended June 30, 2016 and 2015, respectively. The increase in gross profit percentage was mainly due to the higher priced top grade flowers that Yuxing sold during the last fiscal year.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $13,527,911, or 5.0%, of net sales for the fiscal year ended June 30, 2016, as compared to $9,010,486 or 3.4% of net sales for the fiscal year ended June 30, 2015, an increase of $4,517,425, or 50.1%. The selling expenses of Yuxing were $200,983 or 2.4% of Yuxing’s net sales for the fiscal year ended June 30, 2016, as compared to $45,594, or 1.1% of Yuxing’s net sales for the fiscal year ended June 30, 2015. The selling expenses of Gufeng were $545,652 or 0.4% of Gufeng’s net sales for the fiscal year ended June 30, 2016, as compared to $1,152,297, or 0.9% of Gufeng’s net sales for the fiscal year ended June 30, 2015. The selling expenses of Jinong for the fiscal year ended June 30, 2016 were $12,781,276 or 10.2% of Jinong’s net sales, as compared to selling expenses of $7,812,595, or 5.9% of Jinong’s net sales for the fiscal year ended June 30, 2015. The increase in Jinong’s selling expenses was due to Jinong’s further expanded marketing efforts led to the increase in shipping costs and packaging cost.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $35,068,273, or 13.0%, of net sales for the fiscal year ended June 30, 2016, as compared to $41,902,052 or 15.8% of net sales for the fiscal year ended June 30, 2015, a decrease of $6,833,779, or 16.3%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the last year.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $11,841,228, or 4.4% of net sales for the fiscal year ended June 30, 2016, as compared to $11,330,440, or 4.3%, of net sales for the fiscal year ended June 30, 2015, an increase of $510,788, or 4.5%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the fiscal year ended June 30, 2016 was $515,759, as compared to $1,350,983 for the fiscal year ended June 30, 2015, a decrease in expense of $835,224, or 61.8%. The decrease in total other expense partly resulted from a decrease in interest expense by $716,680 or 41.8%, to $995,959 during the year ended June 30, 2016 as compared to $1,712,639 during the year ended June 30, 2015, due to a lesser amount of short term loans outstanding in 2016 as compared to 2015. There is also a $5,473 other expense during the year ended June 30, 2016, as compared to an income of $59,176 during the year ended June 30, 2015.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $3,592,823 for the fiscal year ended June 30, 2016, as compared to $4,262,040 for the fiscal year ended June 30, 2015, a decrease of $669,217 or 15.7%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $3,779,145 for the fiscal year ended June 30, 2016, as compared to $4,654,774 for the fiscal year ended June 30, 2015, a decrease of $875,629, or 18.8%.

Yuxing has no income tax for the years ended June 30, 2016 and 2015 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the fiscal year ended June 30, 2016 was $24,704,193, a decrease of $6,740,933, or 21.4%, compared to $31,445,126 for the fiscal year ended June 30, 2015. The decrease was attributable to the increase in net sales, offset by an increase in selling expenses. Net income as a percentage of total net sales was approximately 9.6% and 11.9% for the fiscal year ended June 30, 2016 and 2015, respectively.

Discussion of Segment Profitability Measures

As of June 30, 2016, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.

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

For Jinong, the net income decreased 16.3%, by $3,837,745 to $19,652,000 for year ended June 30, 2016, from $23,489,745 for the fiscal year ended June 30, 2015. The difference was due to the decrease in net sales.

For Gufeng, the net income decreased by $3,207,478 or 23.3% to $10,557,316 for year ended June 30, 2016 from $13,764,794 for year ended June 30, 2015. The difference was due to the increase in net sales offset by the higher selling expenses.

For Yuxing, the net income increased 95.8% by $720,040 to $1,471,412 for year ended June 30, 2016 from $751,372 for year ended June 30, 2015. The increase was mainly due to the higher net sales and Yuxing’s more cost-efficient measures taken during the last year.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2016, cash and cash equivalents were $102,896,486, an increase of $9,913,922, or 10.7%, from $92,982,564 as of June 30, 2015.

We intend to use some of the remaining net proceeds from the Public Offerings, as well as other working capital if required, to acquire new businesses such as the six VIEs described above, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Yuxing purchased a set of agricultural products test equipment for the year of 2016. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2016	2015
Net cash provided by operating activities	$34,358,655	$67,534,917
Net cash provided by (used in) investing activities	689,545	(3,094,544)
Net cash provided by (used in) financing activities	(17,102,600)	1,125,649
Effect of exchange rate change on cash and cash equivalents	(8,031,678)	526,221
Net increase (decrease) in cash and cash equivalents	9,913,922	66,092,243
Cash and cash equivalents, beginning balance	92,982,564	26,890,321
Cash and cash equivalents, ending balance	$102,896,486	$92,982,564

Operating Activities

Net cash provided by operating activities was $34,358,655 for the fiscal year ended June 30, 2016, a decrease of $33,176,262, or 49.1% from cash provided by operating activities of $67,534,917 for the fiscal year ended June 30, 2015. The decrease was mainly attributable to the decrease in net income a decrease in account receivable and taxes payable during the year ended June 30, 2016 as compared to the same period in 2015.

Investing Activities

Net cash provided by investing activities for the fiscal year ended June 30, 2016 was $689,545, an increase of $3,784,089, or 122.3% from cash used in investing activities of $3,094,544 for the fiscal year ended June 30, 2015. This increase was due to cash acquired with acquisitions in 2016 and a decrease in cash used to purchase deferred assets, offset by a decrease in proceeds from other receivables.

Financing Activities

Net cash used in financing activities for the fiscal year ended June 30, 2016 was $17,102,600, a decrease of 18,228,246 from cash provided by financing activities of $1,125,649 for the fiscal year ended June 30, 2015.   During the year ended June 30, 2016, we received $3,110,000 from the proceeds from loans compared to $21,844,890 of proceeds from loans for the fiscal year ended June 30, 2015.

As of June 30, our loans payables were as follows:

	2016	2015
Short term loans payable:	$4,665,500	$23,605,540
Total	$4,665,500	$23,605,540

Accounts Receivable

We had accounts receivable of $117,055,376 as of June 30, 2016, as compared to $68,528,598 as of June 30, 2015, an increase of $48,526,778 or 70.8%. As of June 30, 2016, Gufeng had accounts receivable of $47,346,062, an increase of $46,450,482, comparing to $895,580 as of June 30, 2015. The increase is mainly due to a large amount sale of approximately 6 million to Sino-argi Group during the last year.

Allowance for doubtful accounts in account receivable for the fiscal year ended June 30, 2016 was $397,123, an increase of $89,200 or 30.0% from $307,923 as of June 30, 2015. And the allowance for doubtful accounts as a percentage of accounts receivable was 0.34% as of June 30, 2016 and 0.45% as of June 30, 2015.

Deferred assets

We had deferred assets of $13,431,621 as of June 30, 2016, as compared to $51,527,209 as of June 30, 2015. During the twelve months we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had inventories of $87,436,315 as of June 30, 2016, as compared to $101,302,947 as of June 30, 2015, a decrease of $13,866,632, or 13.7%. The principal reason for the increase is attributed to the decrease of Gufeng’s inventory. As of June 30, 2016, Gufeng’s inventory was $60,183,741 as of June 30, 2016, compared to $82,342,457 as of June 30, 2015.

Advances to Suppliers

We had advances to suppliers of $26,863,959 as of June 30, 2016 as compared to $40,910,837 as of June 30, 2015, representing a decrease of $14,046,878 or 34.3%. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $5,246,153 as of June 30, 2016 as compared to $2,372,130 as of June 30, 2015, representing an increase of $2,874,023, or 121.2%. The increase was primarily due to the newly conducted acquisitions on June 30, 2016. The six VIEs controlled by Jinong had certain account payable.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $8,578,341 as of June 30, 2016 as compared to $19,129,853 as of June 30, 2015, representing a decrease of $10,551,512, or 55.2%. The decrease was mainly attributable to Gufeng’s $4,381,169 unearned revenue as of June 30, 2016, compared to $18,811,820 unearned revenue during the same period last year, caused by the advancement deposits made by client. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2016.

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

As of June 30, 2016, we were organized into nine main business segments: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (fertilizer production), Jinyangguang (fertilizer production), Zhenbai Agri (fertilizer production), Wangtian (fertilizer production), Xindeguo (fertilizer production) and Xinyulei (fertilizer production).

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

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2016, our accumulated other comprehensive income was $ 27.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Between July 1, 2015 and June 30, 2016, China’s currency dropped by a cumulative 6.65% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2016 and June 30, 2015 was $ 5.5 million and $23.6 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2016. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

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

Balance sheets, as of June 30, 2016 and 2015, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2016 and 2015, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9a.	Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), at the conclusion of the fiscal year ended June 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2016 audited by our auditors because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9b.	Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below are the names of our directors, executive officers and significant employees of our company as of the date of this Form 10-K, their ages, all positions and offices that they hold with us, the periods during which they have served as such, and their business experience during at least the last five years.

Name	Position with the Company	Age	Term as Director of Company

Tao Li	Chairman of the Board of Directors, Chief Executive Officer	50	2007 - Present

Zhuoyu “Richard” Li	President	24	2016 - Present

Ken Ren	Chief Financial Officer	39	2010 - Present

Ale Fan	Director	35	2015 - Present

Yiru Shi	Director	43	2011 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	77	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jianlei Shen	Director	54	2015 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Tao Li	Chairman of the Board of Directors and Chief Executive Officer since December 26, 2007. Mr. Li has served as the President and CEO of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., our wholly-owned subsidiary (“Jinong”), since 2000. Mr. Li established Xi’an TechTeam Industry (Group) Co., Ltd. in 1996 and established Jinong in 2000. Mr. Li is also currently the Chairman of Kingtone Wirelessinfo Solution Holding Ltd, a NASDAQ listed company. He graduated from Northwest Polytechnic University in Xi’an, China with a Master’s degree in heat and metal treatment. Mr. Li is the current Vice Chairman of the China Green Food Association. Previously, he has held positions at the World Bank Loan Office of China Education Commission, National Key Laboratory for Low Temperature Technology, and Northwest Polytechnic University. Mr. Li is active in Shaanxi Province business and trade organizations including as a member of the CPPCC Shaanxi Committee, the Shaanxi Provincial Decision-Making Consultation Committee, Vice Chairman of the Shaanxi Provincial Federation of Industry and Commerce, Vice President of the Shaanxi Overseas Friendship Association, Vice Chairman of the Shaanxi Provincial Credit Association, Vice Chairman of the Shaanxi Provincial Youth Entrepreneurs Association, Vice Chairman of the Xi’an Municipal Federation of Industry and Commerce and Vice Chairman of the Xi’an Municipal Youth Entrepreneurs Association. Mr. Li, as the founder of our company, has been critical to our success and his experience brings to the board of directors an irreplaceable perspective with respect to our business and the industry in which we compete. These attributes make Mr. Li an ideal candidate to serve as our Chairman.

Zhuoyu “Richard” Li	Mr. Li has served as the President of our company since May 11, 2016. Mr. Li has four years of experience in the agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Richard served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li is a good fit for the position given his background in the agricultural industry.

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

Ale Fan

Director. Ms. Fan had served as a Director of our company since 2015 and a Director of Finance at Jinong since January 2013. Ms. Fan had served as the deputy Director of Finance at Jinong since January 2013. She has also served as comptroller of the financial department at Jinong from September 2007 to December 2012. Prior to that, she worked as an accountant at Jinong from August 2003. Ms. Fan holds a degree in Accounting from Baoji University of Arts and Sciences. We believe that Ms. Fan’s knowledge of the Company’s history and day-to-day operations and her experience in accounting and finance in the PRC qualify her to serve a director of our company.

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

Family Relationships

Except for Mr. Tao Li and Mr. Zhuoyu “Richard” Li, who are father and son, there is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers was involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are also required to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during the year ended June 30, 2016, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them except as follows: the Form 4s filed on December 23, 2014 by five of our directors, executive officers and holders of ten percent or more of our common stock, which reported certain shares granted under the Company’s 2009 Equity Incentive Plan and were due on October 2, 2014, were not timely filed; the Form 4 filed on August 17, 2015 by Ms. Yiri Shi which reported certain shares sold and were due on August 10, 2015, was not timely filed.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and officers, and the members of our Board of Directors, which was amended and restated in 2010. The Amended and Restated Code of Ethics (the “Code of Ethics”) is available on our website at www.cgagri.com. Printed copies are available upon request without charge. Any amendment to or waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver

Corporate Governance Guidelines

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Messrs. Jianlei Shen, Lianfu Liu and Ms. Yiru Shi, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Ms. Shi qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Ms. Shi. The Audit Committee held four meetings during the fiscal year ended June 30, 2016. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Jianlei Shen, Lianfu Liu and Ms. Yiru Shi. The Chairman of the Compensation Committee is Ms. Shen. The Compensation Committee held one meeting during the fiscal year ended June 30, 2016. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Jianlei Shen, Lianfu Liu and Ms. Yiru Shi. The Chairman of the Nominating Committee is Mr. Liu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2016. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2016. Accordingly, our “Named Executive Officers” are i) Mr. Tao Li, our Chairman, and Chief Executive Officer, ii) Mr. Zhuoyu “Richard” Li, our President, and iii) Mr. Ken Ren, our Chief Financial Officer.

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

Compensation Objectives

Our compensation objectives are as follows:

●	We strive to provide competitive executive compensation programs that will help to attract highly qualified individuals necessary for our continued growth. Once an executive is hired, our goal is to retain and motivate them to achieve higher levels of performance and be appropriately rewarded for that effort.

●	Compensation and benefits are competitive with the local labor markets in which we compete, and focus also will be given to companies that operate in the agriculture, feed, and fertilizer industries. Peer companies will typically have annual revenues that are one-half to double that of us, for the purposes of compensation benchmarking.

●	We provide an executive compensation package consisting of base salary, incentives (short term & long term), and benefits that are consistent with similar positions at our recognized competitors. Each component addresses individual and company performance with a focus on long-term profitable growth and shareholder return, competitive conditions, and our overall financial performance.

●	All compensation programs are administered without regard to race, religion, national origin, color, sex, age, or disability, and adhere to all local laws and regulations.

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

During the fiscal year ended June 30, 2016, effective June 29, 2016, the Compensation Committee granted (i) 400,000 shares of restricted stock to Mr. Tao Li, the Company’s CEO; (ii) 200,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 30,000 shares of restricted stock to Ms. Yiru Shi, 20,000 shares of restricted stock to Mr. Jianlei Shen and 20,000 shares of restricted stock to Mr. Lianfu Liu, each of whom is an independent director of the Company. The Stock Grants were vested immediately for the CEO, CFO and three independent directors.

On October 3, 2015, the Company granted an aggregate of 1,000,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants are subject to time-based vesting schedules, vesting in various installments until June 30, 2016. The value of the restricted stock awards was $1,660,000 and is based on the fair value of the Company’s common stock on the grant date.

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

During the fiscal year ended June 30, 2014, the Company firstly issued 118,778 shares of common stock at the market price of $4.42 per share to Mr. Tao Li ($525,000 in total), the Company’s Chairman and Chief Executive Officer under the ESPP on September 26, 2013. The Company then issued 533,165 shares of common stock at the market price of $2.35 per share to certain employees enrolled in the ESPP ($1,252,938 in total) on May 26, 2014. During the year ended June 30, 2015, the Company issued 1,362,495 shares of common stock to its employees under the ESPP for cash of $2,946,746 and the Company issued 326,483 shares of common stock to its Chairman, Mr. Li, for cash proceeds of $626,847 under the ESPP.

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

Summary Compensation Table— Fiscal Years Ended June 30, 2016, 2015 and 2014

 The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000 during each of the three fiscal years ended June 30, 2016, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tao Li Chief Executive	June 30, 2016	$200,000	$24,000	$536,000	—	—	—	—	$760,000
Officer, and Chairman	June 30, 2015	$300,000	$36,000	$504,400	—	—	—	—	$840,000
of the Board (2)	June 30, 2014	$300,000	$36,000	$2,054,400	—	—	—	—	$2,390,400

Zhuoyu “Richard” Li	June 30, 2016	100,000	12,000	—	—	—	—	—	$112,000
President (2)	June 30, 2015	—	—	—	—	—	—	—	$—
	June 30, 2014	—	—	—	—	—	—	—	$—

Ken Ren	June 30, 2016	$160,000	$168,000	$268,000	—	—	—	—	$596,000
Chief Financial	June 30, 2015	$160,000	$16,800	$210,000	—	—	—	—	$386,800
Officer	June 30, 2014	$160,000	$16,800	$856,000	—	—	—	—	$1,032,800

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our Named Executive Officers.
(2)	Mr. Tao Li resigned as the President and Mr. Zhuoyu “Richard” Li was appointed as the President on May 19, 2016.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2016:

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)	Units (#)	Options (#)	Awards ($ /Sh)	Awards ($)(1)
Tao Li	June 29, 2016	—	—	—	—	—	—	400,000	—	$2.10	$504,000

Ken Ren	June 29, 2016	—	—	—	—	—	—	200,000	—	$2.10	$210,000

(1)	With respect to the restricted stock awards, the grant date fair value is calculated by multiplying the number of shares granted by the closing price on the trading day immediately preceding the grant date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreement

The following is a summary of the material terms of the written employment by and between Jinong and Mr. Tao Li.

Tao Li. Pursuant to an employment agreement between Jinong and Mr. Tao Li dated January 16, 2008, Mr. Li is employed by Jinong as its Chairman of the Board and Chief Executive Officer for a term of five years. Upon its expiration of the initial term in 2013, the agreement was automatically renewed on the same terms and conditions for successive additional five-year periods unless either party provides written notice of termination at least 60 days prior to the end of any five-year term. No such written notice was provided by either party at the end of the initial term under the agreement. The agreement is terminable immediately, or upon 30-days prior written notice, upon the occurrence of certain events. The agreement provides for an annual salary of RMB 60,000 (approximately $8,508).

The following is a summary of the material terms of the written employment by and between the Company and Mr. Zhuoyu “Richard” Li.

Zhuoyu “Richard” Li. According to the employment agreement, Mr. Li will receive annual base salary $100,000 and bonus $12,000 for serving as the Company’s President, effective May 19, 2016. In addition, Mr. Li will receive stock awards to be determined when the Company grants the awards to directors and officers under the Company’s 2009 Equity Incentive Plan, as amended. The initial term of the employment agreement is one year which will be automatically extended for additional one-year terms unless either party provides written notice of termination sixty (60) days prior to the end of the prior term.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Tao Li	—	—	—	—	—	—	$—	—	$—

Ken Ren	—	—	—	—	—	—	$—	—	$—

Option Exercises and Stock Vested During the Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING THE FISCAL YEAR

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Tao Li	—	—	400,000	$536,000	(1)

Ken Ren	—	—	200,000	$268,000	(2)

(1)	Represents the vesting of 400,000 shares of restricted stock on June 30, 2016 with a market value of $1.34 per share on such date.

(2)	Represents the vesting of 200,000 shares of restricted stock on June 30, 2016 with a market value of $1.34 per share on such date.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2016, there were no outstanding options to purchase any shares of common stock granted under the Plan. Options granted in the future under the Plan are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	2,488,615
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,488,615

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yiru Shi	$26,000	$40,200	(2)	—	—	—	0	66,200
Lianfu Liu	$26,000	$26,800	(2)	—	—	—	0	52,800
Jianlei Shen(3)	$16,000	$26,800	(2)	—	—	—	0	42,800
Ale Fan(3)	$—	$—		—	—	—	—	—

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our directors. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our directors.

(2)	Represents 40,000, 30,000, 20,000 shares of restricted shares to three independent directors respectively which granted by the Company as of June 30, 2016.

The directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2016 were Ms. Yiru Shi and Messrs. Jianlei Shen and Lianfu Liu. During the fiscal year ended June 30, 2016:

☐	none of the members of the Compensation Committee was an officer (or former officer) or employee of our company or any of its subsidiaries;

☐	none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which we were a participant and the amount involved exceeded $120,000;

☐	none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;

☐	none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee; and

☐	none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board.

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2016, and (2) assuming a change in control on June 30, 2016.

Name	Termination Without Cause(1)	Change in Control(2)
Tao Li	$794	$1,811,920	(3)

(1)	Represents the payment made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2016, i.e., $1.34 per shares, multiplied by the number of unvested shares.

(3)	Represents the vesting of 400,000 shares of restricted stock.

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

The following table sets forth certain information as of October 3, 2016, the latest applicable date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of October 3, 2016, an aggregate of 37,648,605 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

	Greater Than 5% Shareholders: None

	Directors and Executive Officers

Common Stock	Tao Li Chief Executive Officer and Chairman of the Board	11,062,695	(3)	29.4%

Common Stock	Zhuoyu “Richard” Li President	11,062,695	(4)

Common Stock	Ken Ren Chief Financial Officer	880,000		2.3%

Common Stock	Yiru Shi Director	90,000		--	*

Common Stock	Jianlei Shen Director	20,000		--	*

Common Stock	Ale Fan Director	0		--	*

Common Stock	Lianfu Liu Director	101,000		--	*

	All executive officers and directors as a group	12,153,695		32.3%

* Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

73

(2)

In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 37,648,605 shares of common stock outstanding as of October 3, 2016, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Includes (i) 9,667,921 shares beneficially owned by Mr. Tao Li individually, (ii) 497,387 shares beneficially owned by Mr. Tao Li’s wife, and (iii) 897,387 shares beneficially owned by Mr. Tao Li’s son, Mr.Zhuoyu “Richard” Li Mr. Li disclaims beneficial ownership with respect to the shares held by his wife and son.

(4)

Includes (i) 897,387 shares beneficially owned by Mr. Zhuoyu“Richard” Li individually, (ii) 497,387 shares beneficially owned by Mr. Zhuoyu“Richard” Li’s mother, and (iii) 9,667,921 shares beneficially owned by Mr. Zhuoyu“Richard” Li’s father, Mr. Tao Li. Mr. Zhuoyu“Richard” Li disclaims beneficial ownership with respect to the shares held by his father and mother.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2016 and 2015, the amount due to related parties was $2,473,004 and $2,068,102, respectively.  As of June 30, 2016 and 2015, $1,092,243 and $1,184,643, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,965,250). For the year ended June 30, 2016, Yuxing has sold approximately $1,383,787 products to 900LH.com.

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet).  It is leased from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2016 at monthly rent of RMB25,723 (approximately $4,000) for 612 square meters (approximately 6,588 square feet) of office space.

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

Board Meetings

The Board held four meetings, by telephone, in the fiscal year ended June 30, 2016. In addition, the Board unanimously approved twelve written consents on matters between meetings. During the fiscal year ended June 30, 2016, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

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

Item 14.	Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2016 and 2015:

	Years Ended
	June 30, 2016	June 30, 2014
Audit Fees	$370,000	$320,000
Audit related fees	10,000	10,000
Tax fees	-	-
All Other Fees	-	-
Total	$380,000	$330,000

Audit Fees

The aggregate fees billed by Kabani &Company, Inc. for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services in connection with statutory and regulatory filings or engagements were $370,000 and $320,000 for the fiscal years ended June 30, 2016 and 2015, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $10,000 and $10,000 for the fiscal years ended June 30, 2016, and 2015, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Friedman for our consolidated financial statements as of and for the year ended June 30, 2016.

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

China Green Agriculture, Inc.

Date: October 7, 2016	By:	/s/ Tao Li
Tao Li, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 7, 2016	/s/ Tao Li
Tao Li, Chairman of the Board of Directors and CEO (principal executive officer)

October 7, 2016	/s/ Zhuoyu “Richard” Li
Zhuoyu “Richard” Li, President
(deputy executive officer)

October 7, 2016	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and principal
accounting officer)

October 7, 2016	/s/ Ale Fan
Ale Fan, Director

October 7, 2016	/s/ Lianfu Liu
Lianfu Liu, Director

October 7, 2016	/s/ Jianlei Shen
Jianlei Shen, Director

October 7, 2016	/s/ Yiru Shi
Yiru Shi, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2016

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2*	Form Convertible Note issued by Shaanxi Techteam Jinong Humic Acid Product Co., Ltd.

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

E-1

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18*	Form Entrust Management Agreement

10.19*	Form Exclusive Option Agreement

10.20*	Form Exclusive Product Supply Agreement

10.21*	Form Non-Competition Agreement

10.22*	Form Pledge of Equity Agreement

10.23*	Form Shareholder’s Voting Proxy Agreement

10.24*	Form Strategic Acquisition Contract

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

China Green Agriculture Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture, Inc. and its subsidiaries as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

October 6, 2016

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND 2015

	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$102,896,486	$92,982,564
Accounts receivable, net	117,055,376	68,528,598
Inventories, net	87,436,315	101,302,947
Prepaid expenses and other current assets	1,329,098	459,400
Advances to suppliers, net	26,863,959	40,910,837
Total Current Assets	335,581,234	304,184,346

Plant, Property and Equipment, Net	37,569,739	44,634,194
Deferred Asset, Net	13,431,621	51,527,209
Other Assets	379,047	185,480
Intangible Assets, Net	23,840,048	23,805,746
Goodwill	7,980,838	5,245,643

Total Assets	$418,782,527	$429,582,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,246,153	$2,372,130
Customer deposits	8,578,341	19,129,853
Accrued expenses and other payables	16,414,392	4,952,977
Amount due to related parties	2,473,004	2,068,102
Taxes payable	4,104,218	4,504,542
Short term loans	4,665,500	23,605,540
Convertible notes payable	6,671,769	-
Derivative liability	144,818	-
Total Current Liabilities	48,298,195	56,633,144

Commitment and Contingencies

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 37,648,605 and 35,905,198 shares issued and outstanding as of June 30, 2016 and 2015, respectively	37,648	35,905
Additional paid-in capital	127,593,932	123,360,384
Statutory reserve	27,203,861	25,030,688
Retained earnings	221,345,279	198,814,259
Accumulated other comprehensive income (loss)	(5,696,388)	25,708,238
Total Stockholders' Equity	370,484,332	372,949,474

Total Liabilities and Stockholders' Equity	$418,782,527	$429,582,618

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015
Sales
Jinong	$125,716,937	$130,355,168
Gufeng	134,661,420	128,675,606
Yuxing	8,406,663	4,323,514
Net sales	268,785,020	263,354,288
Cost of goods sold
Jinong	53,515,169	51,948,851
Gufeng	116,427,052	104,361,828
Yuxing	5,813,468	3,087,707
Cost of goods sold	175,755,689	159,398,386
Gross profit	93,029,331	103,955,902
Operating expenses
Selling expenses	13,527,912	9,010,486
Selling expenses - amortization of deferred asset	35,068,272	41,902,052
General and administrative expenses	11,841,228	11,330,440
Total operating expenses	60,437,412	62,242,978
Income from operations	32,591,919	41,712,924
Other income (expense)
Other income (expense)	(5,473)	59,176
Interest income	485,673	302,480
Interest expense	(995,959)	(1,712,639)
Total other income (expense)	(515,759)	(1,350,983)
Income before income taxes	32,076,160	40,361,941
Provision for income taxes	7,371,967	8,916,815
Net income	24,704,193	31,445,126
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(31,404,626)	2,867,747
Comprehensive income (loss)	$(6,700,433)	$34,312,873

Basic weighted average shares outstanding	36,703,576	33,983,698
Basic net earnings per share	$0.67	$0.93
Diluted weighted average shares outstanding	36,703,576	33,983,698
Diluted net earnings per share	$0.67	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	Number Of Shares	Common Stock	Additional Paid In Capital	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BALANCE, JUNE 30, 2014	32,362,534	$32,362	$114,605,214	$22,540,394	$172,021,331	$22,840,491	$332,039,792

Net income	-	-	-	-	31,445,126		31,445,126

Issuance of stock for consulting services	103,686	104	204,999	-	-	-	205,103

Issuance of stock for payment of due to related party	326,483	326	626,521	-	-	-	626,847

Stock based compensation	1,750,000	1,750	4,978,267	-	-	-	4,980,017

Sale of common stock for cash	1,362,495	1,363	2,945,383	-	-	-	2,946,746

Dividend to common stockholders	-	-	-	-	(2,161,904)	-	(2,161,904)

Transfer to statutory reserve	-	-	-	2,490,294	(2,490,294)	-	-

Other comprehensive income	-	-	-	-	-	2,867,747	2,867,747

BALANCE, JUNE 30, 2015	35,905,198	35,905	123,360,384	25,030,688	198,814,259	25,708,238	372,949,474

Net income	-	-	-	-	24,704,193		24,704,193

Issuance of stock for consulting services	73,407	73	114,690	-	-	-	114,763

Stock based compensation	1,670,000	1,670	4,118,858	-	-	-	4,120,528

Transfer to statutory reserve	-	-	-	2,173,173	(2,173,173)	-	-

Other comprehensive income	-	-	-	-	-	(31,404,626)	(31,404,626)

BALANCE, JUNE 30, 2016	37,648,605	$37,648	$127,593,932	$27,203,861	$221,345,279	$(5,696,388)	$370,484,332

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015
Cash flows from operating activities
Net income	$24,704,193	$31,445,126
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	4,235,291	5,185,120
Depreciation and amortization	40,311,189	47,709,523
Loss on disposal of property, plant and equipment	1,368	26,184
Changes in operating assets
Accounts receivable	(49,212,136)	20,861,251
Other current assets	(107,636)	24,758
Inventories	13,933,090	(25,088,572)
Advances to suppliers	12,968,185	(7,979,577)
Other assets	64,449	(66,702)
Changes in operating liabilities
Accounts payable	(945,055)	(1,026,403)
Customer deposits	(12,910,240)	(6,743,348)
Tax payables	(55,805)	2,555,157
Accrued expenses and other payables	1,371,762	632,400
Net cash provided by operating activities	34,358,655	67,534,917

Cash flows from investing activities
Purchase of plant, property, and equipment	(19,192)	(446,291)
Cash acquired with acquisition	708,737	-
Proceeds from other receivables	-	6,591,134
Deferred assets	-	(9,239,387)
Net cash provided by (used in) investing activities	689,545	(3,094,544)

Cash flows from financing activities
Proceeds from the sale of common stock	-	3,573,593
Proceeds from loans	3,110,000	21,844,890
Repayment of loans	(20,712,600)	(22,431,330)
Payment of dividends	-	(2,161,904)
Advance from related party	500,000	300,400
Net cash provided by (used in) financing activities	(17,102,600)	1,125,649

Effect of exchange rate change on cash and cash equivalents	(8,031,678)	526,221
Net increase in cash and cash equivalents	9,913,922	66,092,243

Cash and cash equivalents, beginning balance	92,982,564	26,890,321
Cash and cash equivalents, ending balance	$102,896,486	$92,982,564

Supplement disclosure of cash flow information
Interest expense paid	$995,959	$1,712,670
Income taxes paid	$7,217,789	$6,361,658

Supplement non-cash investing and financing activities
Purchase consideration for acquisitions payable	$5,568,500	$-
Convertible note issued for acquisitions	$6,671,769	$-
Derivative liability in connection with convertible note issued for acquisitions	$144,818	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the in the People’s Republic of China (the “PRC”) controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following six companies that are organized under the laws of the PRC and would be deemedVIEs: Shaanxi Lishijie Agrochemical Co., Ltd., Songyuan Jinyangguang Sannong Service Co., Ltd., Shenqiu County Zhenbai Agriculture Co., Ltd., Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd., Aksu Xindeguo Agricultural Materials Co., Ltd., and Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd. (collectively hereafter referred to as “the VIE Companies.”)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, Yuxing and the VIE Companies. The operations of the VIE Companies are not included in the accompanying statement of operation as the acquisition date was June 30, 2016. All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective June 16, 2013, Yuxing was converted from being a wholly-owned foreign enterprise 100% owned by Jinong to a domestic enterprise 100% owned one natural person, who is not affiliated to the Company (“Yuxing’s Owner”). Effective the same day, Yuxing’s Owner entered into a series of contractual agreements with Jinong pursuant to which Yuxing became the VIE of Jinong.

VIE assessment

A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. In order to determine if an entity is considered a VIE, the Company first perform a qualitative analysis, which requires certain subjective decisions regarding its assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If the Company cannot conclude after a qualitative analysis whether an entity is a VIE, it performs a quantitative analysis. The qualitative analysis considered the design of the entity, the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to pass along to its variable interest holders. When the primary beneficiary could not be identified through a qualitative analysis, we used internal cash flow models to compute and allocate expected losses or expected residual returns to each variable interest holder based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure. Based on the agreements entered into with the VIE Companies, the Company is deemed to have control over the VIE Companies as it has power over decisions that most significantly impact the economic activities of the VIE and it has potential to receive significant benefits or absorb significant losses of the VIE. The financial statements of the VIE Companies will be consolidated with those of the Company’s as of June 30, 2016. As required by ASC 810, the Company will present in a separate footnote, balance sheet and income statement information of the VIE Companies and Yuxing (previously controlled company the is considered a VIE).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2016 and 2015 was $102,728,991 and $92,686,188, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $167,495 and $306,376 in cash in two banks in the United States as of June 30, 2016 and 2015, respectively, with $250,000 secured by the U.S. Federal Deposit Insurance Corporation. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2016 and 2015, the Company had accounts receivable of $118,418,228 and $68,528,598, net of allowance for doubtful accounts of $397,123 and $307,923, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Other receivable

Other receivable relates to the amount due from the sale of certain equipment from the Company’s Jintai facility. The receivable balance is secured by the equipment that was sold and is non-interest bearing. The balance of other receivables was paid in full during the year ended June 30, 2015. The Company had none other receivable during the year ended June 30, 2016.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At June 30, 2016 and 2015, the Company had no reserve for obsolete goods.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. At June 30, 2016 and 2015, the Company determined that there were no impairments of its long-lived assets.

Deferred asset

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the years ended June 30, 2016 and 2015, the Company amortized $35,068,272 and $41,902,052, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending June 30, 2017 and 2018 is $12,661,672 and $769,949, respectively.

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

	June 30,	June 30,
	2016	2015
Total Deferred Assets	$130,086,315	$141,495,879
Less: accumulated amortization	(116,654,694)	(89,968,670)
Total	$13,431,621	$51,527,209

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2016 and 2015, respectively.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2016 and 2015, the Company performed the required impairment review which resulted in no impairment adjustment.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Summary of changes in goodwill by reporting segments is as follows:

	Balance at		Foreign	Balance at
	June 30,		Currency	June 30,
Segment	2015	Additions	Adjustment	2016

Gufeng	$5,245,643	-	$(422,984)	4,822,659
Acquisition of VIE Companies	-	3,158,179	-	3,158,179
	$5,245,643	$3,158,179	$(422,984)	$7,980,838

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had no assets and liabilities measured at fair value at June 30, 2015.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2016.

	Fair Value	Fair Value Measurements at
	As of June 30,	June 30, 2016
Description	2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$144,818	$-	$144,818	$-

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables approximate their fair values due to the short maturities of these instruments.

Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a binomial option pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

At June 30, 2016, the only derivative financial instrument is the variable conversion feature embedded in the convertible notes payable (See Note 9). The fair value of the embedded conversion of $144,818 is recorded as a derivative liability at June 30, 2016. The fair value was determined using a binomial option pricing model with the following assumptions:

Risk-free rate	2.5%
Volatility	51.2%
Dividend yield	0.0%
Country risk premium	90.0%
Liquidity risk premium	3.0%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2016 and 2015, the Company had customer deposits of $8,578,341 and $19,129,853, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2016, and 2015. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

JUNE 30, 2016

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

As of June 30, 2015, the Company, through its subsidiaries is engaged into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). As of June 30, 2016, with the acquisition of the VIE Companies, the Company added a new distribution segment.

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2016	2015
Net Income for Basic Earnings Per Share	$24,704,193	$31,445,126
Basic Weighted Average Number of Shares	36,703,576	33,983,698
Net Income Per Share – Basic	$0.67	$0.93
Net Income for Diluted Earnings Per Share	$24,704,193	$31,445,126
Diluted Weighted Average Number of Shares	36,703,576	33,983,698
Net Income Per Share – Diluted	$0.67	$0.93

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2015 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2016	2015
Raw materials	$29,926,762	$48,294,614
Supplies and packing materials	444,373	529,398
Work in progress	408,820	348,670
Finished goods	56,656,360	52,130,265
Total	$87,436,315	$101,302,947

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	June 30,
	2016	2015
Building and improvements	$42,489,975	$43,699,066
Auto	937,642	900,562
Machinery and equipment	19,015,420	23,173,209
Agriculture assets	765,983	833,165
Total property, plant and equipment	63,209,020	68,606,002
Less: accumulated depreciation	(25,639,281)	(23,971,808)
Total	$37,569,739	$44,634,194

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2016	2015
Land use rights, net	$10,381,215	$11,554,776
Technology patent, net	-	251,008
Customer relationships, net	6,403,343	5,337,372
Non-compete agreement	925,678	-
Trademarks	6,129,812	6,662,590
Total	$23,840,048	$23,805,746

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,014,327). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $157,415). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,096,408). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30,	June 30,
	2016	2015
Land use rights	$12,268,150	$13,344,160
Less: accumulated amortization	(1,886,935)	(1,789,384)
Total land use rights, net	$10,381,215	$11,554,776

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $884,198) and is being amortized over the patent period of 10 years using the straight line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,384,600) and is amortized over the remaining useful life of six years using the straight line method. As of June 30, 2016, this technology patent is fully amortized.

The technology know-how consisted of the following:

	June 30,	June 30,
	2016	2015
Technology know-how	$2,268,798	$2,467,789
Less: accumulated amortization	(2,268,798)	(2,216,781)
Total technology know-how, net	$-	$251,008

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $9,782,500) and is amortized over the remaining useful life of ten years. On June 30, 2016, the Company acquired the VIE Companies. The fair value on the acquired customer relationships was estimated to be RMB16,442,531 (or $2,474,601) and is amortized over the remaining useful life of seven to ten years.

	June 30,	June 30,
	2016	2015
Customer relationships	$12,257,101	$10,640,500
Less: accumulated amortization	(5,853,758)	(5,303,128)
Total customer relationships, net	$6,403,343	$5,337,372

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $198,660) and is amortized over the remaining useful life of five years using the straight line method. On June 30, 2016, the Company acquired the VIE Companies. The fair value on the acquired non-compete agreements were estimated to be RMB6,150,683 (or $925,678) and is amortized over the remaining useful life of five years using the straight line method.

	June 30,	June 30,
	2016	2015
Non-compete agreement	$1,124,338	$216,084
Less: accumulated amortization	(198,660)	(216,084)
Total non-compete agreement, net	$925,678	$-

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,125,350) and is subject to an annual impairment test. On June 30, 2016, Jinong acquired Xindeguo and Xinyulei. The preliminary fair value on the acquired trademarks was estimated to be RMB29,648 (or $4,462).

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, 2016, are as follows:

Years Ending June 30,	Expense ($)
2015	1,941,112
2016	1,454,380
2017	1,699,727
2018	1,699,726
2019	1,699,726
2020	1,699,726
2021	737,218

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2016	2015
Payroll payable	$58,704	$18,451
Welfare payable	154,510	168,061
Accrued expenses	4,450,306	3,554,733
Acquisitions payable*	5,568,500	-
Other payables	6,056,153	1,098,705
Other levy payable	126,219	113,027
Total	$16,414,392	$4,952,977

*Acquisitions payable represents the amount due to the original owners of the VIEs acquired on June 30, 2016.

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

As of June 30, 2016 and 2015, the amount due to related parties was $2,473,004 and $2,068,102, respectively.  As of June 30, 2016 and 2015, $1,092,243 and $1,184,643, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements. Company had other payable of $1.350,000, was an amount of advanced payable to our major shareholder.

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,965,250). For the year ended June 30, 2016, Yuxing has sold approximately $1,383,787 products to 900LH.com.

At June 30, 2016, the Company’s subsidiary, Jinong, owed 900LH.com $43,737 and 900nong owned Jinong $13,518.

At June 30, 2016, the Company’s subsidiary,, Gufeng, owned 900LH.com $7,738 and 900nong.com owed Gufeng $454,534.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

At June 30, 2016, the Company’s variable interest entity, Xinyulei, owned 900LH.com $15,050 and 900LH.com owned Xinyulei $48,518.

At June 30, 2016, Mr Rujun Mo, the owner of Xinyulei and Xindeguo, had a bank loan of $301,000 under his personal term which is guaranteed by Xindeguo and Xinyulei. The purpose of this loan is to pay off the purchase of inventory for Xinyulei; At June 30, 2016, Mr. Mo had a personal loan of $316,050, which was borrowed from his family relatives. At June 30, 2016, Mr. Mo has paid $270,900 deposit for his membership card of 900LH.com. This member card shall enjoy free fixed amount of product and member service every month and it can withdraw at any time, but the membership and relevant services will be terminated.

On June 29, 2014, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), where Mr. Tao Li, Chairman and CEO of the Company, serves as its Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2014 with monthly rent of RMB25,723 (approximately $4,000).

NOTE 8- LOAN PAYABLES

As of June 30, 2016, the short-term loan payables consisted of three loans which mature on dates ranging from May 18, 2016 through March 17, 2017 with interest rates ranging from 4.87% to 5.82%. The loans No. 1 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 2 is guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2016
1	Agriculture Bank of China-Pinggu Branch	May 18, 2016 - March 17, 2017	4.87%	$1,956,500
2	Beijing Bank Pinggu Branch	August 11, 2015- August 2, 2016	5.82%	1,505,000
3	Agriculture Bank of China-Pinggu Branch	Jan 19, 2016 - Jan 17, 2017	5.00%	1,204,000
	Total			$4,665,500

As of June 30, 2015, the short-term loan payables consisted of ten loans which mature on dates ranging from August 6, 2015 through April 29, 2016 with interest rates ranging from 5.60% to 7.80%. The loans No 6 and 10 are collateralized by Tianjuyuan’s land use right and building ownership right. The loan No.8 is collateralized by Gufeng’s deposit. The loan No.7 is collateralized by Jinong’s land use right and Jinong’s credit. The loan No. 2 and 9 are guaranteed by Jinong’s credit. The loans No.3, 4 and 5 are guaranteed by a bonding company in Zhongguancun Beijing, and counter guaranteed by Jinong’s credit. The loan No.1 is guaranteed by Jinong and Tianjuyuan’s deposit.

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

The interest expense from short-term loans was $995,959 and $1,712,639 for the years ended June 30, 2016 and 2015, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

In connection with the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable in the aggregate amount of RMB 51,000,000 ($7,675,500) with a term of three years and an annual interest rate of 3%. The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

The Company determined that the fair value of the convertible notes payable was RMB 44,330,692 ($6,671,769) due to the lower than market interest rate and the conversion feature. The difference between the fair value of the notes and the face amount of the notes will be amortized to interest expense over the three year life of the notes. As these notes were issued on June 30, 2016, there was no amortization of this discount into interest expense.

NOTE 10 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2016 and 2015 of $3,577,978 and $4,262,040, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $3,584,006 and $4,654,775 for the year ended June 30, 2016 and 2015, respectively.

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2016	2015
VAT provision	$2,218	$27,251
Income tax payable	3,445,480	3,778,339
Other levies	656,520	698,952
Total	$4,104,218	$4,504,542

The provision for income taxes consists of the following:

	Years Ended June 30,
	2016	2015
Current tax - foreign	$7,371,967	$8,916,815
Deferred tax	-	-
	$7,371,967	$8,916,815

The components of deferred income tax assets and liabilities are as follows:

	June 30,	June 30,
	2016	2015
Deferred tax assets:
Net operating loss	$13,803,943	$11,847,474
Total deferred tax assets	13,803,943	11,847,474
Less valuation allowance	(13,803,943)	(11,847,474)
	$-	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

At June 30, 2016, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $13.8 million valuation allowance associated with its deferred tax assets.

Tax Rate Reconciliation

Our effective tax rates were approximately 21.6% and 22.1% for years ended June 30, 2016 and 2015, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2016 and 2015 for the following reasons:

June 30, 2016
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$32,076,160		$(5,768,770)		$26,307,390

Expected income tax expense (benefit)	8,019,040	25.0%	(1,961,382)	34.0%	6,062,571
High-tech income benefits on Jinong	(2,214,672)	(5.7)%	-	-	(2,214,672)
Losses from subsidiaries in which no benefit is recognized	1,567,599)	(0.8)%	-	-	1,567,599)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,961,382	(34.0)%	1,961,382
Actual tax expense	$7,371,967	23%	$-	-%	$7,371,967	21.6%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

June 30, 2015
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$46,922,721		$(6,562,530)		$40,360,191

Expected income tax expense (benefit)	11,730,680	25.0%	(2,231,260)	34.0%	9,499,420
High-tech income benefits on Jinong	(2,675,905)	(5.7)%	-	-	(2,675,905)
Losses from subsidiaries in which no benefit is recognized	(137,960)	(0.3)%	-	-	(137,960)
Change in valuation allowance on deferred tax asset from US tax benefit	-		2,231,260	(34.0)%	2,231,260
Actual tax expense	$8,916,815	19.0%	$-	-%	$8,916,815	22.1%

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees, among which (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees. The value of the restricted stock awards was $3,675,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards. As of June 30, 2016 the unamortized portion of the compensation expense was $235,264 which will be amortized to expense through December 15, 2016.

On October 3, 2015, the Company granted an aggregate of 1,000,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants are subject to time-based vesting schedules, vesting in various installments until June 30, 2016. The value of the restricted stock awards was $1,660,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards.

On June 26, 2016, the Company granted an aggregate of 670,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants vest immediately. The value of the restricted stock awards was $897,800 and is based on the fair value of the Company’s common stock on the grant date.

The following table sets forth changes in compensation-related restricted stock awards during years ended June 30, 2016 and 2015:

		Fair	Grant Date
	Number of	Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2014	1,714,000	$3,104,759
Granted	1,750,000	3,675,000	$2.10
Forfeited	-	-
Vested	(1,756,000)	(4,981,767)
Outstanding (unvested) at June 30, 2015	1,708,000	$1,797,992
Granted	1,000,000	1,660,000	$1.66
Granted	670,000	897,800	$1.34
Forfeited	-	-
Vested	(2,790,000)	(4,120,528)
Outstanding (unvested) at June 30, 2016	588,000	$235,264

As of June 30, 2016, the unamortized expense related to the grant of restricted shares of common stock of $235,264 will be amortized into expense through December 31, 2016. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

During the year ended June 30, 2016, the Company issued 73,407 shares of common stock for consulting services valued at $114,763. The shares were valued at the market price on the date of issuance.

During the year June 30, 2015, the Company issued 103,686 shares of common stock for professional fees valued at $205,103.The shares were valued at the market price on the date of issuance.

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

As of June 30, 2016, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 12 – STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2016 and 2015.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Shares	Price	Value
Outstanding, June 30, 2014	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	(115,099)
Exercised	-
Outstanding, June 30, 2015	-	$-	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2016	-	$-	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Vendor and Customer Concentration

There were two vendors, Shaanxi Shanhua  Agricultural Material Co. Ltd and Sino-agri Guangdong Fertilizer Co., Ltd., from which the Company purchased 18.8% and 17.4% of its raw materials for the year ended June 30, 2016. Total purchase from these two venders amounted to $52,241,454 as June 30, 2016.

There were two vendors, Sino-agri Holding Co., Ltd and Beijing Baofengnian Agricultural Material Co. Ltd,, from which the Company purchased 16.9% and 10.5% of its raw materials for the year ended June 30, 2015. Total purchase from these two venders amounted to $47,116,232 as June 30, 2015.

One customer,Sino-agri Holding Co., Ltd., accounted for $59,696,999, or 23.0% of the Company’s sales for the year ended June 30, 2016.

One customer,Sino-agri Holding Co., Ltd., accounted for $64,131,981, or 23.6% of the Company’s sales for the year ended June 30, 2015.

NOTE 14 – SEGMENT REPORTING

As of June 30, 2016, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). As of June 30, 2016, with the acquisition of the VIE Companies, the Company added a new distribution segment. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
Revenues from unaffiliated customers:	2016	2015
Jinong	$125,716,937	$130,355,168
Gufeng	134,661,420	128,675,606
Yuxing	8,406,663	4,323,514
Consolidated	$268,785,020	$263,354,288

Operating income :
Jinong	$22,942,976	$27,569,969
Gufeng	13,952,983	20,063,568
Yuxing	1,464,728	640,367
Reconciling item (1)	0	0
Reconciling item (2)	(1,648,240)	(1,580,963)
Reconciling item (2)--stock compensation	(4,120,528)	(4,980,017)
Consolidated	$32,591,919	$41,712,924

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Net income:
Jinong	$19,637,155	$23,489,740
Gufeng	9,364,364	13,764,794
Yuxing	1,471,412	751,372
Reconciling item (1)	30	200
Reconciling item (2)	(5,768,768)	(6,560,980)
Consolidated	$24,704,193	$31,445,126

Depreciation and Amortization:
Jinong	$35,924,393	$42,861,786
Gufeng	2,920,960	3,319,329
Yuxing	1,465,836	1,528,408
Consolidated	$40,311,189	$47,709,523

Interest expense:
Gufeng	995,959	1,712,639
Consolidated	$995,959	$1,712,639

Capital Expenditure:
Jinong	$7,894	$9,266,682
Gufeng	3,239	13,595
Yuxing	8,059	405,401
Consolidated	$19,192	$9,685,678

	As of
	June 30,	June 30,
	2016	2015
Identifiable assets:
Jinong	$198,599,977	$219,259,401
Gufeng	149,891,328	165,267,975
Yuxing	45,448,157	44,745,889
Distribution	24,675,497	0
Reconciling item (1)	170,444	312,198
Reconciling item (2)	(2,876)	(2,845)
Consolidated	$418,782,527	$429,582,618

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2016 and 2015, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

On June 29, 2016, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of $4,007 (RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $851 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $484 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $14,733 and $53,636 as rent expenses for the years ended June 30, 2016 and 2015, respectively. Rent expenses for the next five years ended June 30, are as follows:

Years ending June 30,
2017	$14,733
2018	12,386
2019	5,342
2020	5,342
2021	5,342

NOTE 16 – BUSINESS COMBINATIONS

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and also into a series of contractual agreements to qualify as VIEs with the shareholders of the the VIE Companies.

Jinong, the VIE Companies, and the shareholders of the VIE Companies also entered into a series of contractual agreements for the VIE Companies to qualify as VIEs (the “VIE Agreements”). The VIE Agreements are as follows:

Entrusted Management Agreements

Pursuant to the terms of certain Entrusted Management Agreements dated June 30, 2016, between Jinong and the shareholders of the VIE Companies (the “Entrusted Management Agreements”), the VIE Companies and their shareholders agreed to entrust the operations and management of its business to Jinong. According to the Entrusted Management Agreement, Jinong possesses the full and exclusive right to manage the VIE Companies’ operations, assets and personnel, has the right to control all of the VIE Companies' cash flows through an entrusted bank account, is entitled to the VIE Companies' net profits as a management fee, is obligated to pay all of the VIE Companies’ payables and loan payments, and bears all losses of the VIE Companies. The Entrusted Management Agreements will remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the VIE Companies; or (iii) Jinong acquires all of the assets or equity of the VIE Companies (as more fully described below under “Exclusive Option Agreements”).

Exclusive Technology Supply Agreements

Pursuant to the terms of certain Exclusive Technology Supply Agreements dated June 30, 2016, between Jinong and the VIE Companies (the “Exclusive Technology Supply Agreements”), Jinong is the exclusive technology provider to the VIE Companies. The VIE Companies agreed to pay Jinong all fees payable for technology supply prior to making any payments under the Entrusted Management Agreement. The Exclusive Technology Supply Agreements shall remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the VIE Companies; or (iii) Jinong acquires the VIE Companies (as more fully described below under “Exclusive Option Agreements”).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Shareholder’s Voting Proxy Agreements

Pursuant to the terms of certain Shareholder’s Voting Proxy Agreements dated June 30, 2016, among Jinong and the shareholders of the VIE Companies (the “Shareholder’s Voting Proxy Agreements”), the shareholders of the VIE Companies irrevocably appointed Jinong as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of the VIE Companies, including the appointment and election of directors of the VIE Companies. Jinong agreed that it shall maintain a board of directors, the composition and appointment of which shall be approved by the Board of the Company. The Shareholder’s Voting Proxy Agreements will remain in effect until Jinong acquires all of the assets or equity of the VIE Companies.

Exclusive Option Agreements

Pursuant to the terms of certain Exclusive Option Agreements dated June 30, 2016, among Jinong, the VIE Companies, and the shareholders of the VIE Companies (the “Exclusive Option Agreements”), the shareholders of the VIE Companies granted Jinong an irrevocable and exclusive purchase option (the “Option”) to acquire the VIE Companies’ equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Jinong’s discretion so long as such exercise and subsequent acquisition of the VIE Companies does not violate PRC law. The consideration for the exercise of the Option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration. Jinong may transfer all rights and obligations under the Exclusive Option Agreements to any third parties without the approval of the shareholders of the VIE Companies so long as a written notice is provided. The Exclusive Option Agreements may be terminated by mutual agreements or by 30 days written notice by Jinong.

Equity Pledge Agreements

Pursuant to the terms of certain Equity Pledge Agreements dated June 30, 2016, among Jinong and the shareholders of the VIE Companies (the “Pledge Agreements”), the shareholders of the VIE Companies pledged all of their equity interests in the VIE Companies to Jinong, including the proceeds thereof, to guarantee all of Jinong's rights and benefits under the Entrusted Management Agreements, the Exclusive Technology Supply Agreements, the Shareholder’ Voting Proxy Agreements and the Exclusive Option Agreements. Prior to termination of the Pledge Agreements, the pledged equity interests cannot be transferred without Jinong's prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties.

Non-Compete Agreements

Pursuant to the terms of certain Non-Compete Agreements dated June 30, 2016, among Jinong and the shareholders of the VIE Companies (the “Non-Compete Agreements”), the shareholders of the VIE Companies agreed that during the period beginning on the initial date of their services with Jinong, and ending five (5) years after termination of their services with Jinong, without Jinong’s prior written consent, they will not provide services or accept positions including but not limited to partners, directors, shareholders, managers, proxies or consultants, provided by any profit making organizations with businesses that may compete with Jinong. They will not solicit or interfere with any of the Jinong’s customers, or solicit, induce, recruit or encourage any person engaged or employed by Jinong to terminate his or her service or engagement. In the event that the shareholders of the VIE Companies breach the non-compete obligations contained therein, Jinong is entitled to all loss and damages; in the event that the damages are difficult to determine, remedies bore the shareholders of the VIE Companies shall be no less than 50% of the salaries and other expenses Jinong provided in the past.

The Company entered into these VIE Agreements as a way for the Company to have more control over the distribution of its products. The transactions are accounted for as business combinations in accordance with ASC 805. A summary of the purchase price allocations at fair value is below:

Cash	$708,737
Accounts receivable	6,422,850
Advances to suppliers	1,803,180
Prepaid expenses and other current assets	807,645
Inventories	7,787,043
Machinery and equipment	140,868
Intangible assets	270,900
Other assets	3,404,741
Goodwill	3,158,179
Accounts payable	(3,962,670)
Customer deposits	(3,486,150)
Accrued expenses and other payables	(4,653,324)
Taxes payable	(16,912)
Purchase price	$12,385,087

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

A summary of the purchase consideration paid for the VIE Companies is below:

Cash	$5,568,500
Convertible notes	6,671,769
Derivative liability	144,818
$12,385,087

The cash component of the purchase price for these acquisitions was not paid until July and August 2016.

No revenue is recorded in the accompanying statement of operations from the VIE Companies as the agreements were signed on June 30, 2016, the Company’s fiscal year end. None of the six VIE Companies are considered significant to the Company; therefore the pro forma disclosures required under ASC 805 are not presented.

NOTE 17 - VARIABLE INTEREST ENTITIES

As a result of these contractual arrangements, with Yuxing and the VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2016 and 2015:

	June 30,	June 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$1,017,841	$79,867
Accounts receivable, net	7,050,201	72,748
Inventories	26,370,202	18,138,137
Other current assets	1,875,912	48,845
Advances to suppliers	4,900,524	61,739
Total Current Assets	41,214,680	18,401,336

Plant, Property and Equipment, Net	13,377,817	15,692,975
Other assets	334,264	68,921
Intangible Assets, Net	12,913,776	10,582,657
Goodwill	3,158,179	-
Total Assets	$70,998,716	$44,745,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,840,052	$159,730
Customer deposits	3,486,150	-
Accrued expenses and other payables	5,580,642	222,871
Amount due to related parties	43,478,158	43,488,198
Total Current Liabilities	56,385,002	43,870,799

Stockholders' equity	14,613,714	875,090

Total Liabilities and Stockholders' Equity	$70,998,716	$44,745,889

	Years Ended June 30,
	2016	2015
Revenue	$8,406,663	$4,323,514
Expenses	6,935,251	3,572,142
Net income	$1,471,412	$751,372

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The Company’s PRC subsidiaries net assets as of June 30, 2016 and 2015 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets	As of June 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$167,495	$306,376
Other current assets	70	2,977
Total Current Assets	167,565	309,353

Long-term equity investment	376,321,912	377,245,446
Total long term assets	376,321,912	377,245,446
Total Assets	$376,489,477	$377,554,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	1,388,743	888,743
Other payables and accrued expenses	4,401,882	3,502,062
Total Current Liabilities	6,005,145	4,605,325

Stockholders' Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 37,648,605 and 35,905,198, shares issued and outstanding as of June 30, 2016 and 2015, respectively	37,648	35,905
Additional paid in capital	127,593,932	123,360,384
Accumulated other comprehensive income	(5,696,388)	25,708,238
Retained earnings	248,549,140	223,844,947
Total Stockholders' Equity	370,484,332	372,949,474
Total Liabilities and Stockholders' Equity	$376,489,477	$377,554,799

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Condensed Statements of Operations	Year ended June 30,
	2016	2015
Revenue	$-	$-
General and administrative expenses	5,768,770	6,560,980
Interest income	30	200
Equity investment in subsidiaries	30,472,933	38,005,906
Net income	$24,704,193	$31,445,126

Condensed Statements of Cash Flows	Year Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$(138,881)	$188,437
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Cash and cash equivalents, beginning balance	306,376	117,939
Cash and cash equivalents, ending balance	$167,495	$306,376

Notes to Condensed Parent Company Financial Information

As of June 30, 2016 and 2015, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

