Form 10-Q
period 2016-09-30
China Green Agriculture, Inc.
filed 2016-11-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,648,605 shares of common stock, $0.001 par value, as of November 14, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	June 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$108,121,059	$102,896,486
Accounts receivable, net	116,563,778	117,055,376
Inventories	79,059,776	87,436,315
Prepaid expenses and other current assets	1,880,558	1,329,098
Advances to suppliers, net	31,252,930	26,863,959
Total Current Assets	336,878,101	335,581,234

Plant, Property and Equipment, Net	36,582,909	37,569,739
Deferred Asset, Net	7,274,334	13,431,621
Other Assets	434,381	379,047
Intangible Assets, Net	23,323,450	23,840,048
Goodwill	7,950,081	7,980,838
Total Assets	$412,443,256	$418,782,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,927,974	$5,246,153
Customer deposits	4,420,357	8,578,341
Accrued expenses and other payables	10,439,829	16,414,392
Amount due to related parties	2,768,825	2,473,004
Taxes payable	552,552	4,104,218
Short term loans	4,647,520	4,665,500
Convertible notes payable	6,723,982	6,671,769
Interest payable	57,344	-
Derivative liability	131,535	144,818
Total Current Liabilities	35,669,918	48,298,195

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 36,978,605 and 36,978,605 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	37,648	37,648
Additional paid-in capital	127,737,083	127,593,932
Statutory reserve	27,779,168	27,203,861
Retained earnings	228,121,552	221,345,279
Accumulated other comprehensive income	(6,902,113)	(5,696,388)
Total Stockholders' Equity	376,773,338	370,484,332

Total Liabilities and Stockholders' Equity	$412,443,256	$418,782,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
Sales
Jinong	$31,427,720	$34,707,804
Gufeng	15,809,514	18,234,832
Yuxing	1,355,411	1,241,635
VIEs	13,291,977	-
Net sales	61,884,622	54,184,271
Cost of goods sold
Jinong	13,269,230	14,540,385
Gufeng	13,385,077	14,745,674
Yuxing	1,045,608	710,050
VIEs	10,753,679	-
Cost of goods sold	38,453,594	29,996,109
Gross profit	23,431,028	24,188,162
Operating expenses
Selling expenses	5,012,068	2,343,755
Selling expenses - amortization of deferred asset	6,108,782	9,712,715
General and administrative expenses	3,231,487	2,753,642
Total operating expenses	14,352,337	14,810,112
Income from operations	9,078,691	9,378,050
Other income (expense)
Other expense	(41,057)	(4,563)
Interest income	76,622	78,662
Interest expense	(138,545)	(429,035)
Total other expense	(102,980)	(354,936)
Income before income taxes	8,975,711	9,023,114
Provision for income taxes	1,624,131	1,777,442
Net income	7,351,580	7,245,672
Other comprehensive income (loss)
Foreign currency translation loss	(1,205,884)	(15,112,239)
Comprehensive income (loss)	$6,145,696	$(7,866,567)

Basic weighted average shares outstanding	37,648,605	35,939,049
Basic net earnings per share	$0.20	$0.20
Diluted weighted average shares outstanding	37,648,605	35,939,049
Diluted net earnings per share	0.20	0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$7,351,580	$7,245,672
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	143,151	1,122,228
Depreciation and amortization	7,380,446	11,022,885
Loss on disposal of property, plant and equipment	1,706	349
Amortization of debt discount	77,963
Change in fair value of derivative liability	(12,731)
Changes in operating assets
Accounts receivable	40,507	(1,617,744)
Other current assets	(556,857)	42,097
Inventories	8,043,544	(8,249,452)
Advances to suppliers	(4,494,718)	(30,383,448)
Other assets	8,425	22,860
Changes in operating liabilities
Accounts payable	701,559	595,769
Customer deposits	(4,126,961)	30,922,425
Tax payables	(3,537,594)	(3,950,618)
Accrued expenses and other payables	(5,931,180)	283,090
Interest payable	57,373
Net cash provided by operating activities	5,146,213	7,056,113

Cash flows from investing activities
Purchase of plant, property, and equipment	(71,470)	(2,590)
Net cash used in investing activities	(71,470)	(2,590)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-
Proceeds from loans	1,499,940	3,192,000
Repayment of loans	(1,499,940)	(5,107,200)
Advance from related party	300,000	-
Net cash provided by (used in) financing activities	300,000	(1,915,200)

Effect of exchange rate change on cash and cash equivalents	(150,170)	(3,759,955)
Net increase in cash and cash equivalents	5,224,573	1,378,368

Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$108,121,059	$94,360,932

Supplement disclosure of cash flow information
Interest expense paid	$117,506	$429,035
Income taxes paid	$6,724,632	$5,728,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The Company’s corporate structure as of September 30, 2016 is set forth in the diagram below:

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
Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. ("Wangtian")
Aksu Xindeguo Agricultural Materials Co., Ltd. ("Xindeguo")
Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd. ("Xinyulei")

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, Yuxing and the VIE Companies. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30,2016 and June 30, 2016 were $108,121,059 and $102,896,486, respectively. The Company had $107,888,999 and $102,728,991 in cash in bank in China, and also had $232,060 and $167,495 in cash in two banks in the United States as of September 30, 2016 and June 30, 2016, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of September 30, 2016 and June 30, 2016, the Company had accounts receivable of $116,563,778 and $117,055,376, net of allowance for doubtful accounts of $3,006,879 and $397,123, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Deferred asset

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the three months ended September 30, 2016 and 2015, the Company amortized $7,274,334 and $9,712,715, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors.

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

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2016 and June 30, 2016, the Company had customer deposits of $4,420,357 and $8,578,341, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended September 30,
	2016	2015
Net Income for Basic Earnings Per Share	$7,351,580	$7,245,672
Basic Weighted Average Number of Shares	37,648,605	35,939,049
Net Income Per Share – Basic	$0.20	$0.20
Net Income for Diluted Earnings Per Share	$7,351,580	$7,245,672
Diluted Weighted Average Number of Shares	37,648,605	35,939,049
Net Income Per Share – Diluted	$0.20	$0.20

Recent accounting pronouncements

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”), which clarifies revenue and expense recognition for freight costs, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods with that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 "Statement of Cash Flows." This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted.  The Company does not expect the adoption of this standard to have a significant effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2016	2016
Raw materials	$24,760,202	$29,926,762
Supplies and packing materials	$433,560	$444,373
Work in progress	$419,900	$408,820
Finished goods	$53,446,114	$56,656,360
Total	$79,059,776	$87,436,315

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2016	2016
Building and improvements	$42,304,556	$42,489,975
Auto	942,112	937,642
Machinery and equipment	18,937,367	19,015,420
Agriculture assets	763,031	765,983
Total property, plant and equipment	62,947,066	63,209,020
Less: accumulated depreciation	(26,364,157)	(25,639,281)
Total	$36,582,909	$37,569,739

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2016	2016
Land use rights, net	$10,280,980	$10,381,215
Technology patent, net	4,332	0
Customer relationships, net	6,060,389	6,403,343
Non-compete agreement	876,005	925,678
Trademarks	6,101,744	6,129,812
Total	$23,323,450	$23,840,048

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,970,416). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $156,788). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,092,036). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2016	2016
Land use rights	$12,220,870	$12,268,150
Less: accumulated amortization	(1,939,890)	(1,886,935)
Total land use rights, net	$10,280,980	$10,381,215

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $880,673) and is being amortized over the patent period of 10 years using the straight line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,379,080) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	September 30,	June 30,
	2016	2016
Technology know-how	$2,264,499	$2,273,260
Less: accumulated amortization	(2,260,167)	(2,268,798)
Total technology know-how, net	$4,332	$4,462

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $9,743,500) and is amortized over the remaining useful life of ten years. On June 30, 2016, the Company acquired the VIE Companies. The fair value on the acquired customer relationships was estimated to be RMB16,472,179 (or $2,469,180) and is amortized over the remaining useful life of seven to ten years.

	September 30,	June 30,
	2016	2016
Customer relationships	$12,209,864	$12,257,100
Less: accumulated amortization	(6,149,475)	(5,853,757)
Total customer relationships, net	$6,060,389	$6,403,343

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $197,868) and is amortized over the remaining useful life of five years using the straight line method.  On June 30, 2016, the Company acquired the VIE Companies. The fair value on the acquired non-compete agreements were estimated to be RMB6,150,683 (or $921,987) and is amortized over the remaining useful life of five years using the straight line method.

	September 30,	June 30,
	2016	2016
Non-compete agreement	$1,120,005	$1,124,338
Less: accumulated amortization	(244,000)	(198,660)
Total non-compete agreement, net	$876,005	$925,678

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,100,930) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, 2016, are as follows:

Years Ending September 30,	Expense ($)
2017	1,701,947
2018	1,701,947
2019	1,701,947
2020	1,701,947
2021	1,412,222

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2016	2016
Payroll payable	$54,850	$58,704
Welfare payable	153,914	154,510
Accrued expenses	4,417,656	4,450,306
Other payables	5,615,399	11,624,653
Other levy payable	125,733	126,219
Total	$10,367,552	$16,414,392

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

As of September 30, 2016 and June 30, 2016, the amount due to related parties was $2,768,825 and $2,473,004, respectively.  As of September 30, 2016 and June 30, 2016, $1,088,183 and $1,092,243, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements. Company had other payable of $1.680,642, was an amount of advanced payable to our major shareholder.

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,822,450). For the three months ended September 30, 2016, Yuxing has sold approximately $694,259 products to 900LH.com.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), where Mr. Tao Li, Chairman and CEO of the Company, serves as its Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of RMB26,684 (approximately $4,000).

At June 30, 2016, the Company’s subsidiary, Jinong, owed 900LH.com $43,737 and 900nong owned Jinong $13,518.

At June 30, 2016, the Company’s subsidiary, Gufeng, owned 900LH.com $7,738 and 900nong.com owed Gufeng $454,534.

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

At September 30, 2016, the Company’s subsidiary, Jinong, owed 900LH.com $42,259.

At September 30, 2016, the Company’s subsidiary, Gufeng, owned 900LH.com $6,064 and 900nong.com owed Gufeng $452,722.

At September 30, 2016, the Company’s variable interest entity, Xinyulei, owned 900LH.com $191,140.

At September 30, 2016, Mr Rujun Mo, the owner of Xinyulei and Xindeguo, had a bank loan of $299,800 under his personal term which is guaranteed by Xindeguo and Xinyulei. The purpose of this loan is to pay off the purchase of inventory for Xinyulei; At September 30, 2016, Mr. Mo had a personal loan of $314,790, which was borrowed from his family relatives. At September 30, 2016, Mr. Mo has paid $269,820 deposit for his membership card of 900LH.com. This member card shall enjoy free fixed amount of product and member service every month and it can withdraw at any time, but the membership and relevant services will be terminated.

NOTE 8- LOAN PAYABLES

As of September 30, 2016, the short-term loan payables consisted of three loans which mature on dates ranging from January 19, 2016 through July 28, 2017 with interest rates ranging from 4.87% to 5.22%. The loans No. 1 and 2 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 3 is guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2016
1	Agriculture Bank of China-Pinggu Branch	May. 18, 2016 – Mar. 17, 2017	4.87%	$1,948,960
2	Agriculture Bank of China-Pinggu Branch	Jan. 19, 2016- Jan. 17, 2017	5.00%	1,199,360
3	Beijing Bank- Pinggu Branch	Jul. 28, 2016 – Jul. 28, 2017	5.22%	1,499,200
	Total			$4,647,520

As of June 30, 2016, the short-term loan payables consisted of three loans which mature on dates ranging from May 18, 2016 through March 17, 2017 with interest rates ranging from 4.87% to 5.82%. The loans No. 1 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 2 is guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2016
1	Agriculture Bank of China-Pinggu Branch	May. 18, 2016 - Mar. 17, 2017	4.87%	$1,956,500
2	Beijing Bank - Pinggu Branch	Aug. 11, 2015- Aug. 2, 2016	5.82%	1,505,000
3	Agriculture Bank of China-Pinggu Branch	Jan. 19, 2016 – Jan. 17, 2017	5.00%	1,204,000
	Total			$4,665,500

Gufeng repaid RMB10,000,000 ($1,499,200) bank loan to Beijing Bank in July, and borrowed RMB10,000,000 ($1,499,200) from the same bank as of September 30, 2016.

The interest expense from short-term loans was $138,545 and $429,035 for the three months ended September 30, 2016 and 2015, respectively.

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

The Company determined that the carry value of the convertible notes payable was RMB 44,850,466 ($6,723,982) and RMB 44,330,692 ($6,671,769) as of September 30, 2016 and June 30, 2016, respectively, which was due to the lower than market interest rate and the conversion feature. The difference between the carry value of the notes and the face amount of the notes will be amortized to interest expense over the three year life of the notes. As of September 30, 2016, the amortization of this discount into interest expenses was $519,774.

NOTE 10 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three months ended September 30, 2016 and 2015 of $987,512 and $1,220,708, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $307,735 and $556,733 for the three months ended September 30, 2016 and 2015, respectively.

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	September 30,	June 30,
	2016	2016
VAT provision	$(138,599)	$2,218
Income tax payable	(304,665)	3,445,480
Other levies	667,095	656,520
Total	$223,831	$4,104,218

The provision for income taxes consists of the following:

	September 30, 2016	June 30, 2016
Current tax - foreign	$1,295,248	$7,371,967
Deferred tax	-	-
	$1,295,248	$7,371,967

Tax Rate Reconciliation

Our effective tax rates were approximately 15.0% and 19.7% for three months ended September 30, 2016 and 2015, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended September 30, 2016 and 2015 for the following reasons:

September 30, 2016

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$8,965,900		(346,122)		$8,619,778

Expected income tax expense (benefit)	2,241,475	25.0%	(117,682)	34.0%	2,123,794
High-tech income benefits on Jinong	(593,485)	(6.6)%	-	-	(593,485)
Losses from subsidiaries in which no benefit is recognized	(352,742)	(3.9)%	-	-	(352,742)
Change in valuation allowance on deferred tax asset from US tax benefit	-		117,682	(34.0)%	117,681
Actual tax expense	$1,295,248	14.4%	$-	-%	$1,295,248	15.0%

September 30, 2015
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$10,616,945		(1,593,831)		$9,023,114

Expected income tax expense (benefit)	2,654,236	25.0%	(541,903)	34.0%	2,112,333
High-tech income benefits on Jinong	(787,682)	(7.4)%	-	-	(787,682)
Losses from subsidiaries in which no benefit is recognized	(89,112)	(0.8)%	-	-	(89,112)
Change in valuation allowance on deferred tax asset from US tax benefit	-		541,903	(34.0)%	541,903
Actual tax expense	$1,777,442	16.7%	$-	-%	$1,777,442	19.7%

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees, among which (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees. The value of the restricted stock awards was $3,675,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards. As of September 30, 2016 the unamortized portion of the compensation expense was $92,113 which will be amortized to expense through December 31, 2016.

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

The following table sets forth changes in compensation-related restricted stock awards during the three months ended September 30, 2016:

		Fair	Grant Date
	Number of	Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2016	588,000	$235,264
Granted	-	-	$-
Forfeited	-
Vested	(185,500)	(143,151)
Outstanding (unvested) at September 30, 2016	402,500	$92,113

As of September 30, 2016, the unamortized expense related to the grant of restricted shares of common stock of $92,113 will be amortized into expense through December 31, 2016. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

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

As of September 30, 2016, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 12 –CONCENTRATIONS

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

Vendor and Customer Concentration

There were two vendors from which the Company purchased 17.9% and 12.4% of its raw materials for the three month ended September 30, 2016. Total purchase from these two venders amounted to $5,502,130 as of September 30, 2016.

There were two vendors from which the Company purchased 23.2% and 22.5% of its raw materials for the three months ended September 30, 2015. Total purchase from these two vendors amounted to $19,034,614 as of September 30, 2015.

None customer accounted over 10% of the Company’s sales for the three months ended September 30, 2016.

One customer was accounted for 26.0% of the Company’s sales for the three months ended September 30, 2015.

NOTE 13 – SEGMENT REPORTING

As of September 30, 2016, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). As of June 30, 2016, with the acquisition of the VIE Companies, the Company added a new distribution segment. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended September 30,
	2016	2015
Revenues from unaffiliated customers:
Jinong	$31,427,720	$34,707,804
Gufeng	15,809,514	18,234,832
Yuxing	1,355,411	1,241,635
VIEs	13,291,977	0
Consolidated	$61,884,622	$54,184,271

Operating income :
Jinong	$6,379,220	$7,955,654
Gufeng	1,085,083	2,609,953
Yuxing	157,030	406,297
VIEs	1,803,480	0
Reconciling item (1)	0	0
Reconciling item (2)	0	(517,360)
Reconciling item (2)--stock compensation	(346,122)	(1,076,494)
Consolidated	$9,078,691	$9,378,050

Net income:
Jinong	$5,346,288	$6,812,851
Gufeng	716,486	1,620,367
Yuxing	157,080	406,285
VIEs	1,477,848	0
Reconciling item (1)	0	24
Reconciling item (2)	(346,122)	(1,593,855)
Consolidated	$7,351,580	$7,245,672

Depreciation and Amortization:
Jinong	$6,313,089	$9,933,982
Gufeng	627,309	745,595
Yuxing	313,916	343,308
VIEs	126,132	0
Consolidated	$7,380,446	$11,022,885

Interest expense:
Jinong	57,373
Gufeng	60,133	429,035
Consolidated	$117,506	$429,035

Capital Expenditure:
Jinong	$1,222	$0
Gufeng	4,443	1,787
Yuxing	555	803
VIEs	0	0
Consolidated	$6,220	$2,590

	As of
	September 30, 2016	June 30, 2016
Identifiable assets:
Jinong	$195,887,186	$198,599,977
Gufeng	148,145,160	149,891,328
Yuxing	43,194,663	45,448,157
VIEs	24,984,117	24,675,499
Reconciling item (1)	235,008	170,444
Reconciling item (2)	(2,878)	(2,878)
Consolidated	$412,443,256	$418,782,527

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On June 29, 2016, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of $3,670 (RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $780 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $443 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $14,679 and $1,440 as rent expenses for the three months ended September 30, 2016 and 2015, respectively. Rent expenses for the next five years ended September 30, are as follows:

Years ending September 30,
2017	$14,679
2018	1,329
2019	1,329
2020	1,329
2021	1,329

NOTE 15 - VARIABLE INTEREST ENTITIES

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

As a result of these contractual arrangements, with Yuxing and the VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of September 30, 2016 and June 30, 2016:

	September 30,	June 30,
	2016	2016

ASSETS
Current Assets
Cash and cash equivalents	$323,546	$1,017,841
Accounts receivable, net	9,088,305	7,050,201
Inventories	26,342,731	26,370,202
Other current assets	1,911,937	1,875,912
Advances to suppliers	1,669,202	4,900,524
Total Current Assets	39,335,721	41,214,680

Plant, Property and Equipment, Net	13,062,719	13,377,817
Other assets	332,976	334,264
Intangible Assets, Net	12,688,274	12,913,776
Goodwill	3,146,008	3,158,179
Total Assets	$68,565,698	$70,998,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,631,083	$3,840,052
Customer deposits	1,334,525	3,486,150
Accrued expenses and other payables	5,067,932	5,580,642
Amount due to related parties	41,340,642	43,478,158
Total Current Liabilities	52,374,182	56,385,002

Stockholders' equity	16,191,516	14,613,714

Total Liabilities and Stockholders' Equity	$68,565,698	$70,998,716

	Three Months Ended September 30,
	2016	2015
Revenue	$14,647,388	$8,406,663
Expenses	13,012,462	6,935,251
Net income	$1,634,926	$1,471,412

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
$12,385,087

The cash component of the purchase price for these acquisitions was paid in September 2016.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the PRC controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”), Shaanxi Lishijie Agrochemical Co., Ltd.(“Lishijie”), a VIE in the PRC controlled by Jinong, Songyuan Jinyangguang Sannong Service Co., Ltd., (“Jinyangguang”), a VIE in the PRC controlled by Jinong, Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai”), a VIE in the PRC controlled by Jinong, Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE in the PRC controlled by Jinong, Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), a VIE in the PRC controlled by Jinong, Xinjiang Xinyulei Eco-agriculture Science and Technology co., Ltd. (“Xinyulei”), a VIE in the PRC controlled by Jinong. Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, and Xinyulei may also collectively be referred to as the “Acquisition VIE Companies”

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), and our VIE, Yuxing. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products production(Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 97.8% and 97.7% of our total revenues for the three months ended September 30, 2016 and 2015, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of September 30, 2016, we had developed and produced a total of 670 different fertilizer products in use, of which 134 were developed and produced by Jinong, 332 by Gufeng, and 224 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended September 30,		Change 2015 to 2016
	2016	2015	Amount	%
	(metric tons)
Jinong	9,680	10,064	(384)	(3.8)%
Gufeng	45,531	45,622	(91)	(0.2)%
	55,211	55,686	(475)

	Three Months Ended September 30,
	2016	2015
	(revenue per tons)
Jinong	$3,272	$3,449
Gufeng	347	400

For the three months ended September 30, 2016, we sold approximately 55,211 metric tons of fertilizer products, as compared to 55,686 metric tons for the three months ended September 30, 2015. For the three months ended September 30, 2016, Jinong sold approximately 9,680 metric tons of fertilizer products, as compared to 10,064 metric tons for the three months ended September 30, 2015. For the three months ended September 30, 2016, Gufeng sold approximately 45,531 metric tons of fertilizer products, as compared to 45,622 metric tons for the three months ended September 30, 2015.

Our sales of fertilizer products to customers located in five provinces within China accounted for approximately 53.3% of our fertilizer revenue for three months ended September 30, 2016. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (17.1%), Heilongjiang (7.8%), Shaanxi (6.9%), Liaoning (5.9%) and Inner Mongolia (5.2%).

As of September 30, 2016, we had a total of 1,913 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 1,084 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 1.7% of its fertilizer revenues for the three months ended September 30, 2016. Gufeng had 301 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 65.8% of its revenues for the three months ended September 30, 2016.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipal that accounted for 87.4% of our agricultural products revenue for the three months ended September 30, 2016 were Shaanxi (81.6%), Shanghai (3.0%), and Gansu (2.8%).

Recent Developments

New Products

During the three months ended September 30, 2016, Jinong did not launch any new fertilizer product. However, Jinong added 8 new distributors during this period. During the three months ended September 30, 2016, Gufeng launched two new fertilizer products. Gufeng also added one new distributors during the three months ended September 30, 2016.

Strategic Acquisitions

On June 30, 2016, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the Acquisition VIE Companies.

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

Pursuant to the SAA and the ACN, the shareholders of the Acquisition VIE Companies, while be in possession of the equity interests and will continue to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregated amount of RMB37,000,000 (approximately $5,579,600) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregated face value of RMB51,000,000 (approximately $7,690,800) with an annual fixed compound interest rate of 3% and term of three years.

Jinong acquired the Acquisition VIE Companies using the VIE arrangement based on our need to further develop our business and comply with the regulatory requirements under the PRC laws.

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

For both E-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set particularly rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in E-commerce and agriculture industries. VIE arrangement, however, provides feasibility for the purpose of obtaining administrative approval process and avoiding industry restrictions that be imposed on an entity that is a wholly-owned subsidiary of a foreign entity. The VIE agreements reduces uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. Such legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership ca be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Acquisition VIE Companies to ensure the complete control of the interests in the Acquisition VIE Companies. The shareholders of the Acquisition VIE Companies are not entitled to transfer any shares to the third party under the exclusive option agreements. If necessary, they may transfer shares to our company without consideration.

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

Results of Operations

Three months ended September 30, 2016 Compared to the Three months ended September 30, 2015.

	Three Months Ended September 30,
	2016	2015	Change$	Change%
Sales
Jinong	$31,427,720	$34,707,804	(3,280,084)	-9.5%
Gufeng	15,809,514	18,234,832	(2,425,318)	-13.3%
Yuxing	1,355,411	1,241,635	113,776	9.2%
VIEs	13,291,977	-	13,291,977
Net sales	61,884,622	54,184,271	7,700,351	14.2%
Cost of goods sold			-
Jinong	13,269,230	14,540,385	(1,271,155)	-8.7%
Gufeng	13,385,077	14,745,674	(1,360,597)	-9.2%
Yuxing	1,045,608	710,050	335,558	47.3%
VIEs	10,753,679	-	10,753,679
Cost of goods sold	38,453,594	29,996,109	8,457,485	28.2%
Gross profit	23,431,028	24,188,162	(757,134)	-3.1%
Operating expenses			-
Selling expenses	5,012,068	2,343,755	2,668,313	113.8%
Selling expenses - amortization of deferred asset	6,108,782	9,712,715	(3,603,933)	-37.1%
General and administrative expenses	3,231,487	2,753,642	477,845	17.4%
Total operating expenses	14,352,337	14,810,112	(457,775)	-3.1%
Income from operations	9,078,691	9,378,050	(299,359)	-3.2%
Other income (expense)			-
Other income (expense)	(40,057)	(4,563)	(36,494)	799.8%
Interest income	76,622	78,662	(2,040)	-2.6%
Interest expense	(138,545)	(429,035)	290,490	-67.7%
Total other income (expense)	(102,980)	(354,936)	251,956	-71.0%
Income before income taxes	8,975,711	9,023,114	(47,403)	-0.5%
Provision for income taxes	1,624,131	1,777,442	(153,311)	-8.6%
Net income	7,351,580	7,245,672	105,908	1.5%
Other comprehensive income (loss)			-
Foreign currency translation gain (loss)	(1,205,884)	(15,112,239)	13,906,355	-92.0%
Comprehensive income (loss)	$6,145,696	$(7,866,567)	14,012,263	-178.1%
			-
Basic weighted average shares outstanding	37,648,605	35,939,049	1,709,556	4.8%
Basic net earnings per share	$0.20	$0.20	0	0.0%
Diluted weighted average shares outstanding	37,648,605	35,939,049	1,709,556	4.8%
Diluted net earnings per share	0.20	0.20	0	0.0%

Net Sales

Total net sales for the three months ended September 30, 2016 were $61,884,622, an increase of $7,700,351 or 14.2%, from $54,184,271 for the three months ended September 30, 2015. This increase was largely due to the inclusion of VIEs’ net sales during the three months ended September 30, 2016, which contributed approximately $13.3 million, or 21.5%, of the total net sales. The total net sales without including VIEs’ net sales for the three months ended September 30, 2016 were $48,592,645, a decrease of $5,591,626, or 10.3%, from the same period a year ago.

For the three months ended September 30, 2016, Jinong’s net sales decreased $3,280,084, or 9.5%, to $31,427,720 from $34,707,804 for the three months ended September 30, 2015. This decrease was mainly attributable to the decrease in Jinong’s sales volume, which was result of Jinong’s implementation of its new sales strategy that further focuses on producing high-margin liquid fertilizer during the last three months.

For the three months ended September 30, 2016, Gufeng’s net sales were $15,809,514, a decrease of $2,425,318, or 13.3% from $18,234,832 for the three months ended September 30, 2015. This decrease was mainly attributable to Gufeng’s lowering selling prices to answer to market demand during the three months ended September 30, 2016.

For the three months ended September 30, 2016, Yuxing’s net sales were $1,355,411, an increase of $113,776 or 9.2%, from $1,241,635 for the three months ended September 30, 2015. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top grade flowers during the three months ended September 30, 2016.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2016 was $38,453,594, an increase of $8,457,485, or 28.2%, from $29,996,109 for the three months ended September 30, 2015. The increase was mainly due to the production and sale of VIEs’ products, which accounted for $10,753,679, or 28.0% of total cost of goods sold. The total cost of goods sold without including VIEs’ cost of goods sold for the three months ended September 30, 2016 was $27,699,915, a decrease of $2,296,194, or 7.7%, from the same period a year ago.

Cost of goods sold by Jinong for the three months ended September 30, 2016 was $13,269,230, a decrease of $1,271,155, or 8.7%, from $14,540,385 for the three months ended September 30, 2015. The decrease in cost of goods was primarily attributable to the 9.5% decrease in net sale during the last three months.

Cost of goods sold by Gufeng for the three months ended September 30, 2016 was $13,385,077, a decrease of $1,360,597, or 9.2%, from $14,745,674 for the three months ended September 30, 2015. This decrease was primarily attributable to the less products sold during the last three months.

For three months ended September 30, 2016, cost of goods sold by Yuxing was $1,045,608, an increase of $335,558, or 47.3%, from $710,050 for the three months ended September 30, 2015. This increase was mainly due to the increase in Yuxing’s net sales and the labor costs.

Gross Profit

Total gross profit for the three months ended September 30, 2016 decreased by $757,134, or 3.1%, to $23,431,028, as compared to $24,188,162 for the three months ended September 30, 2015. Gross profit margin was 37.9% and 44.6% for the three months ended September 30, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the recent acquisition of VIEs, which mainly sells low-margin fertilizer products. The gross profit without including VIE’s gross profit was $20,892,730 with a gross profit margin of 43.0%.

Gross profit generated by Jinong decreased by $2,008,929, or 10.0%, to $18,158,490 for the three months ended September 30, 2016 from $20,167,419 for the three months ended September 30, 2015. Gross profit margin from Jinong’s sales was approximately 57.8% and 58.1% for the three months ended September 30, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the three months ended September 30, 2016, gross profit generated by Gufeng was $2,424,437, a decrease of $1,064,721, or 30.5%, from $3,489,158 for the three months ended September 30, 2015. Gross profit margin from Gufeng’s sales was approximately 15.3% and 19.1% for the three months ended September 30, 2016 and 2015, respectively. The decrease in gross profit percentage was mainly due to the further increased weight for sales of lower-margin products in Gufeng’s total sales answering to market demand.

For the three months ended September 30, 2016, gross profit generated by Yuxing was $309,803, a decrease of $221,782, or 41.7% from $531,585 for the three months ended September 30, 2015. The gross profit margin was approximately 22.9% and 42.8% for the three months ended September 30, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the higher labor cost during the three months ended September 30, 2016.

Gross profit generated by VIEs were $2,538,298 with a gross profit margin of approximately 19.1% for the three months ended September 30, 2016.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $5,012,068, or 8.1%, of net sales for the three months ended September 30, 2016, as compared to $2,343,755 or 4.3% of net sales for the three months ended September 30, 2015, an increase of $2,668,313, or 113.8%. This increase was primarily due to Jinong, and the inclusion of VIEs’ selling expenses for the three months ended September 30, 2016. The selling expenses of VIEs were $353,908, or 2.7%, of VIEs’ net sales. The selling expenses of Yuxing were $7,711 or 0.6% of Yuxing’s net sales for the three months ended September 30, 2016, as compared to $7,705, or 0.6% of Yuxing’s net sales for the three months ended September 30, 2015. The selling expenses of Gufeng were $145,328 or 0.9% of Gufeng’s net sales for the three months ended September 30, 2016, as compared to $152,685, or 0.8% of Gufeng’s net sales for the three months ended September 30, 2015. The selling expenses of Jinong for the three months ended September 30, 2016 were $4,505,121 or 14.2% of Jinong’s net sales, as compared to selling expenses of $2,183,365, or 6.3% of Jinong’s net sales for the three months ended September 30, 2015. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $6,108,782, or 9.8%, of net sales for the three months ended September 30, 2016, as compared to $9,712,715 or 17.9% of net sales for the three months ended September 30, 2015, a decrease of $3,603,933, or 37.1%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $3,231,487, or 5.2% of net sales for the three months ended September 30, 2016, as compared to $2,753,642, or 5.1%, of net sales for the three months ended September 30, 2015, an increase of $477,845, or 17.4%.  The increase in general and administrative expenses was mainly due to VIEs, which had $525,973 general and administrative expenses during the last three months.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2016 was $102,980, as compared to $354,936 for the three months ended September 30, 2015, a decrease in expense of $251,956, or 71.0%. The decrease in total other expense was partly resulted from interest expense decreased by $290,490 or 67.7%, to $138,545 during the three months ended September 30, 2016 as compared to $429,035 during the three months ended September 30, 2015, which was due to the less amount of short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $987,512 for the three months ended September 30, 2016, as compared to $1,220,708 for the three months ended September 30, 2015, a decrease of $233,196, or 19.1%. The decrease was due to the decrease in Jinong’s net income.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $307,735 for the three months ended September 30, 2016, as compared to $556,734 for the three months ended September 30, 2015, a decrease of $248,999, or 44.7%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the three months ended September 30, 2016 and 2015 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended September 30, 2016 was $7,351,580, an increase of $105,908, or 1.5%, compared to $7,245,672 for the three months ended September 30, 2015. Net income as a percentage of total net sales was approximately 11.9% and 13.4% for the three months ended September 30, 2016 and 2015, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2016, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.

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

For Jinong, the net income decreased by $1,466,563, or 21.5% to $5,346,288 for three months ended September 30, 2016, from $6,812,851 for the three months ended September 30, 2015. The decrease was principally due to decreased net sales and higher selling expenses.

For Gufeng, the net income decreased by $903,881 or 55.8% to $716,486 for three months ended September 30, 2016 from $1,620,367 for three months ended September 30, 2015. The decrease was principally due to the decrease in net sales and higher general and administrative expense. .

For Yuxing, the net income decreased 249,205 or 61.3% to $157,080 for three months ended September 30, 2016 from $406,285 for three months ended September 30, 2015. The decrease was mainly due to the higher cost of goods sold.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of September 30, 2016, cash and cash equivalents were $108,121,059, an increase of $5,224,573, or 5.1%, from $102,896,486 as of June 30, 2016.

We intend to use some of the remaining net proceeds from the Public Offerings, as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Yuxing purchased a set of agricultural products testing equipment for the year of 2016. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$5,146,213	$7,056,113
Net cash used in investing activities	(71,470)	(2,590)
Net cash provided by (used in) financing activities	300,000	(1,915,200)
Effect of exchange rate change on cash and cash equivalents	(150,170)	(3,759,955)
Net increase in cash and cash equivalents	5,224,573	1,378,368
Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$108,121,059	$94,360,932

Operating Activities

Net cash provided in operating activities was $5,146,213 for the three months ended September 30, 2016, a decrease of $1,909,900, or 27.1% from cash provided by operating activities of $7,056,113 for the three months ended September 30, 2015. The decrease was mainly attributable to increase in account receivable and inventories offset by the decrease in advance to suppliers and customer deposits during the three months ended September 30, 2016 as compared to the same period in 2015.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2016 was $71,470, compared to cash used in investing activities of $2,590 for the three months ended September 30, 2015. The different was due to Company purchased more plant, property and equipments during the last three months compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2016 was $300,000, compared to $1,915,200 net cash used in financing activities for the three months ended September 30, 2015, which was largely due to we had $1,499,940 of repayment of loans for the three months ended September 30, 2016, compared to $5,107,200 in the same period last year.

As of September 30, 2016 and June 30, 2016, our loans payable were as follows:

	September 30, 2016	June 30, 2016
Short term loans payable:	$4,647,520	$4,665,500
Total	$4,647,520	$4,665,500

Accounts Receivable

We had accounts receivable of $116,563,778 as of September 30, 2016, as compared to $117,055,376 as of June 30, 2016, a decrease of $491,598 or 0.4%. This decrease was insignificant.

Allowance for doubtful accounts in account receivable for the three months ended September 30, 2016 was $3,006,879 from $308,310 as of June 30, 2016. And the allowance for doubtful accounts as a percentage of accounts receivable was 2.5% as of September 30, 2016 and 0.46% as of June 30, 2016.

Deferred assets

We had deferred assets of $7,274,334 as of September 30, 2016, as compared to $13,431,621 as of June 30, 2016. We assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares since December 31, 2013. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had inventories of $79,059,776 as of September 30, 2016, as compared to $87,436,315 as of June 30, 2016, a decrease of $8,376,539, or 9.6%. The decrease was primarily attributable to Gufeng’s inventory. As of June 30, 2016, Gufeng’s inventory was $51,647,180 as of September 30, 2016, compared to $60,183,741 as of June 30, 2016.

Advances to Suppliers

We had advances to suppliers of $31,252,930 as of September 30, 2016 as compared to $26,863,959 as of June 30, 2016, representing an increase of $4,388,971 or 16.3% due to the large acquisition of raw material this quarter. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $5,927,974 as of September 30, 2016 as compared to $5,246,153 as of June 30, 2016, representing an increase of $681,821, or 13.0%. The increase was primarily due to the the VIEs, which had $4,442,190 accounts payable as of September 30, 2016.

Customer Deposits

We had customer deposits of $4,420,357 as of September 30, 2016 as compared to $8,578,341 as of June 30, 2016, representing a decrease of $4,157,984, or 48.5%. The decrease was mainly attributable to Gufeng’s $1,435,351 unearned revenue as of September 30, 2016, compared to $4,381,169 unearned revenue as of June 30, 2016, caused by the advancement deposits made by client. This decrease was seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

As of September 30, 2016, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the VIE Companies.

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

Our reporting currency is U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2016, our accumulated other comprehensive income was $35.4 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Between July 1, 2015 and September 30, 2016, China’s currency dropped by a cumulative 6.7% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of September 30, 2016 and June 30, 2016 was $4.6 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended September 30, 2016. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended September 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

CHINA GREEN AGRICULTURE, INC.

Date: November 14, 2016	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	Chief Executive Officer

Date: November 14, 2016	Title:	/s/ Zhuoyu “Richard” Li
	By:	Zhuoyu “Richard” Li
	Name:	President

Date: November 14, 2016	By:	/s/ Ken Ren
	Name:	Kun Ren
	Title:	Chief Financial Officer

EXHIBIT INDEX

No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

