Form 10-Q
period 2016-12-31
China Green Agriculture, Inc.
filed 2017-02-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-34260

CHINA GREEN AGRICULTURE, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-3526027
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3rd floor, Borough A, Block A. No. 181, South TaibaiRoad,Xi’an, Shaanxi province, PRC 710065
(Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,535,161 shares of common stock, $0.001 par value, as of February 7, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	June 30, 2016

ASSETS
Current Assets
Cash and cash equivalents	$116,574,852	$102,896,486
Accounts receivable, net	125,035,022	117,055,376
Inventories	64,255,981	87,436,315
Prepaid expenses and other current assets	1,725,644	1,329,098
Advances to suppliers, net	28,707,243	26,863,959
Total Current Assets	336,298,742	335,581,234

Plant, Property and Equipment, Net	34,201,866	37,569,739
Deferred Asset, Net	3,536,984	13,431,621
Other Assets	309,495	379,047
Intangible Assets, Net	21,993,441	23,840,048
Goodwill	7,635,779	7,980,838
Total Assets	$403,976,307	$418,782,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,577,064	$5,246,153
Customer deposits	5,413,319	8,578,341
Accrued expenses and other payables	9,067,827	16,414,392
Amount due to related parties	2,726,125	2,473,004
Taxes payable	1,841,182	4,104,218
Short term loans	4,463,783	4,665,500
Interest payable	110,155	-
Derivative liability	64,780	144,818
Total Current Liabilities	29,264,235	41,626,426

Long-term Liabilities
Convertible notes payable	6,534,263	6,671,769
Total Liabilities	35,798,498	48,298,195

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 38,518,605 and 36,978,605 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	38,518	37,648
Additional paid-in capital	128,876,011	127,593,932
Statutory reserve	28,317,770	27,203,861
Retained earnings	233,088,961	221,345,279
Accumulated other comprehensive loss	(22,143,451)	(5,696,388)
Total Stockholders' Equity	368,177,809	370,484,332

Total Liabilities and Stockholders' Equity	$403,976,307	$418,782,527

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Sales
Jinong	$26,825,674	$31,302,561	$58,253,394	$66,010,365
Gufeng	21,066,559	23,579,674	36,876,073	41,814,506
Yuxing	2,454,314	2,083,765	3,809,725	3,325,400
VIEs	8,398,466	-	21,690,443	-
Net sales	58,745,013	56,966,000	120,629,635	111,150,271
Cost of goods sold
Jinong	12,332,360	13,434,686	25,601,590	27,975,071
Gufeng	18,138,659	19,712,848	31,523,736	34,458,522
Yuxing	1,934,046	1,182,898	2,979,654	1,892,948
VIEs	7,159,707	-	17,913,386	-
Cost of goods sold	39,564,772	34,330,432	78,018,366	64,326,541
Gross profit	19,180,241	22,635,568	42,611,269	46,823,730
Operating expenses
Selling expenses	3,965,382	5,285,103	8,977,450	7,628,858
Selling expenses - amortization of deferred asset	3,475,438	8,664,752	9,584,220	18,377,467
General and administrative expenses	4,633,905	2,905,982	7,865,392	5,659,624
Total operating expenses	12,074,725	16,855,837	26,427,062	31,665,949
Income from operations	7,105,516	5,779,731	16,184,207	15,157,781
Other income (expense)
Other income (expense)	(114,115)	729	(155,172)	(3,834)
Interest income	76,494	74,270	153,116	152,932
Interest expense	(93,246)	(302,644)	(231,791)	(731,679)
Total other income (expense)	(130,867)	(227,645)	(233,847)	(582,581)
Income before income taxes	6,974,649	5,552,086	15,950,360	14,575,200
Provision for income taxes	1,468,638	1,284,551	3,092,769	3,061,993
Net income	5,506,011	4,267,535	12,857,591	11,513,207
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1,205,884)	(7,616,129)	(16,447,063)	(22,728,368)
Comprehensive income (loss)	$4,300,127	$(3,348,594)	$(3,589,472)	$(11,215,161)

Basic weighted average shares outstanding	37,658,062	36,933,002	37,653,333	36,436,026
Basic net earnings per share	$0.15	$0.12	$0.34	$0.32
Diluted weighted average shares outstanding	37,658,062	36,933,002	37,653,333	36,436,026
Diluted net earnings per share	0.15	0.12	0.34	0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$12,857,591	$11,513,207
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	1,282,949	2,378,736
Depreciation and amortization	12,115,909	21,445,891
Loss on disposal of property, plant and equipment	109,304	345
Amortization of debt discount	155,335	-
Change in fair value of derivative liability	(75,918)	-
Changes in operating assets
Accounts receivable	(13,419,107)	(1,295,393)
Amount due from related parties	-	(154,303)
Other current assets	(467,184)	88,817
Inventories	19,962,979	(23,618,284)
Advances to suppliers	(3,091,976)	(9,078,019)
Other assets	121,719	40,385
Changes in operating liabilities
Accounts payable	564,376	130,081
Customer deposits	(2,875,222)	16,653,368
Tax payables	(2,146,115)	(2,646,182)
Accrued expenses and other payables	(7,029,002)	228,171
Interest payable	113,352	-
Net cash provided by operating activities	18,178,990	15,686,820

Cash flows from investing activities
Purchase of plant, property, and equipment	(74,353)	(15,665)
Net cash used in investing activities	(74,353)	(15,665)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-
Proceeds from loans	-	4,424,000
Repayment of loans	-	(7,900,000)
Advance from related party	300,000	200,000
Net cash provided by financing activities	300,000	(3,276,000)

Effect of exchange rate change on cash and cash equivalents	(4,726,271)	(5,810,344)
Net increase in cash and cash equivalents	13,678,366	6,584,811

Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$116,574,852	$99,567,375

Supplement disclosure of cash flow information
Interest expense paid	$231,791	$731,679
Income taxes paid	$7,047,713	$2,763,253

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

On June 30, 2016 the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following six companies that are organized under the laws of the PRC and would be deemed VIEs: Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), SongyuanJinyangguangSannong Service Co., Ltd. (“Jinyangguang”), Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai”), Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), AksuXindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), and Xinjiang Xinyulei Eco-agriculture Science and Technology co., Ltd. (“Xinyulei”). On January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following two companies that are organized under the laws of the PRC and would be deemed VIEs Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”), and Anhui Fengnong Seed Co., Ltd. (“Fengnong”). Please refer to Subsequent event in Note 17.

Yuxing, Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”

4

The Company’s current corporate structure as of is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of six months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31, 2016 and June 30, 2016 were $116,574,852 and $102,896,486, respectively. In addition, the Company also had $20,538 and $167,495 in cash in two banks in the United States as of December 31, 2016 and June 30, 2016, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of December 31, 2016 and June 30, 2016, the Company had accounts receivable of $125,035,022 and $117,055,376, net of allowance for doubtful accounts of $4,343,762 and $397,123, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Deferred asset

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the six months ended December 31, 2016 and 2015, the Company amortized $9,584,220 and $21,430,699, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors.

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

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2016 and June 30, 2016, the Company had customer deposits of $5,413,319 and $8,578,341, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended December 31,
	2016	2015
Net Income for Basic Earnings Per Share	$5,506,011	$4,267,535
Basic Weighted Average Number of Shares	37,658,062	36,933,002
Net Income Per Share – Basic	$0.15	$0.12
Net Income for Diluted Earnings Per Share	$5,506,011	$4,267,535
Diluted Weighted Average Number of Shares	37,658,062	36,933,002
Net Income Per Share – Diluted	$0.15	$0.12

	Six Months Ended December 31,
	2016	2015
Net Income for Basic Earnings Per Share	$12,857,591	$11,513,207
Basic Weighted Average Number of Shares	37,653,333	36,436,026
Net Income Per Share – Basic	$0.34	$0.32
Net Income for Diluted Earnings Per Share	$12,857,591	$11,513,207
Diluted Weighted Average Number of Shares	37,653,333	36,436,026
Net Income Per Share – Diluted	$0.34	$0.32

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

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. It is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 including interim periods within those fiscal years. Earlier adoption is permitted. The Company maintains restricted cash balances and upon adoption of this standard, the Company will show restricted cash as part of cash and restricted cash equivalents.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company will apply this guidance to applicable impairment tests after the adoption date.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2016	2016
Raw materials	$23,724,037	$29,926,762
Supplies and packing materials	$599,843	$444,373
Work in progress	$422,539	$408,820
Finished goods	$39,509,562	$56,656,360
Total	$64,255,981	$87,436,315

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2016	2016
Building and improvements	$40,614,431	$42,489,975
Auto	899,674	937,642
Machinery and equipment	17,993,602	19,015,420
Agriculture assets	732,865	765,983
Total property, plant and equipment	60,240,572	63,209,020
Less: accumulated depreciation	(26,038,706)	(25,639,281)
Total	$34,201,866	$37,569,739

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2016	2016
Land use rights, net	$9,816,682	$10,381,215
Technology patent, net	4,053	4,462
Customer relationships, net	5,515,101	6,403,343
Non-compete agreement	797,090	925,678
Trademarks	5,860,515	6,125,350
Total	$21,993,441	$23,840,048

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,538,113). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $150,609). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,049,003). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2016	2016
Land use rights	$11,737,725	$12,268,150
Less: accumulated amortization	(1,921,043)	(1,886,935)
Total land use rights, net	$9,816,682	$10,381,215

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $845,969) and is being amortized over the patent period of 10 years using the straight line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,324,736) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	December 31,	June 30,
	2016	2016
Technology know-how	$2,174,973	$2,273,260
Less: accumulated amortization	(2,170,920)	(2,268,798)
Total technology know-how, net	$4,053	$4,462

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $9,360,000) and is amortized over the remaining useful life of ten years. On June 30, 2016, the Company acquired the VIE Companies. The fair value on the acquired customer relationships was estimated to be RMB16,442,531 (or $2,367,609) and is amortized over the remaining useful life of seven to ten years.

	December 31,	June 30,
	2016	2016
Customer relationships	$11,727,154	$12,257,100
Less: accumulated amortization	(6,212,053)	(5,853,757)
Total customer relationships, net	$5,515,101	$6,403,343

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $190,080) and is amortized over the remaining useful life of five years using the straight line method.  On June 30, 2016, the Company acquired the VIE Companies. The fair value on the acquired non-compete agreements were estimated to be RMB6,150,683 (or $885,698) and is amortized over the remaining useful life of five years using the straight line method.

	December 31,	June 30,
	2016	2016
Non-compete agreement	$1,075,726	$1,124,338
Less: accumulated amortization	(278,636)	(198,660)
Total non-compete agreement, net	$797,090	$925,678

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $5,860,515) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, 2016, are as follows:

Years Ending December 31,	Expense ($)
2017	1,635,094
2018	1,635,094
2019	1,635,094
2020	1,635,094
2021	1,078,551

NOTE 6 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2016	2016
Payroll payable	$77,039	$58,704
Welfare payable	147,829	154,510
Accrued expenses	4,574,577	4,450,306
Other payables	4,147,620	11,624,653
Other levy payable	120,762	126,219
Total	$9,067,827	$16,414,392

NOTE 7 - AMOUNT DUE TO RELATED PARTIES

As of December 31, 2016 and June 30, 2016, the amount due to related parties was $2,726,125 and $2,473,004, respectively.  As of December 31, 2016 and June 30, 2016, $1,007,951 and $1,092,243, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,671,822). For the six months ended December 31, 2016, Yuxing has sold approximately $839,562 products to 900LH.com.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), where Mr. Tao Li, Chairman and CEO of the Company, serves as its Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of RMB26,684 (approximately $3,842).

NOTE 8 - LOAN PAYABLES

As of December 31, 2016, the short-term loan payables consisted of three loans which mature on dates ranging from January 19, 2016 through July 28, 2017 with interest rates ranging from 4.87% to 5.22%. The loans No. 1 and 2 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 3 is guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2016
1	Agriculture Bank of China-Pinggu Branch	May 18, 2016 – Mar. 17, 2017	4.87%	$1,871,909
2	Agriculture Bank of China-Pinggu Branch	Jan. 19, 2016 – Jan. 17, 2017	5.00%	1,151,944
3	Beijing Bank-Pinggu Branch	July 28, 2016 – July 28, 2017	5.22%	1,439,930
	Total			$4,463,783

As of June 30, 2016, the short-term loan payables consisted of three loans which mature on dates ranging from May 18, 2016 through March 17, 2017 with interest rates ranging from 4.87% to 5.82%. The loans No. 1 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 2 is guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2016
1	Agriculture Bank of China-Pinggu Branch	May. 18, 2016 – Mar. 17, 2017	4.87%	$1,956,500
2	Beijing Bank-Pinggu Branch	Aug. 11, 2015 – Aug. 2, 2016	5.82%	1,505,000
3	Agriculture Bank of China-Pinggu Branch	Jan. 19, 2016 – Jan. 17, 2017	5.00%	1,204,000
	Total			$4,665,500

The interest expense from short-term loans was $231,791 and $731,679 for the six months ended December 31, 2016 and 2015, respectively.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

In connection with the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable in the aggregate amount of RMB 51,000,000 ($7,344,000) with a term of three years and an annual interest rate of 3%. The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice.

 The Company determined that the fair value of the convertible notes payable was RMB 45,379,032 ($6,534,263) and RMB 44,330,692 ($6,383,620) as of December 31, 2016 and June 30, 2016, respectively, which was due to the lower than market interest rate and the conversion feature. The difference between the fair value of the notes and the face amount of the notes will be amortized to interest expense over the three year life of the notes. As of December 31, 2016, the amortization of this discount into interest expenses was $1,048,340.

NOTE 10 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six months ended December 31, 2016 and 2015 of $1,879,465 and $1,805,667, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $792,503 and $1,256,325 for the six months ended December 31, 2016 and 2015, respectively.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “Reinstatement of VAT for Fertilizer Products”, and Notice #97, “Supplementary Reinstatement of VAT for Fertilizer Products”, which restore the VAT of 13% of the gross sales price on certain fertilizer products includes non organic fertilizer products starting from September 1, 2015, but granted tax payers a reduced rate of 3% from September 1, 2015 through June 30, 2016.

Income Taxes and Related Payables

Taxes payable consisted of the following:

	December 31,	June 30,
	2016	2016
VAT provision	$(255,765)	$2,218
Income tax payable	1,482,816	3,445,480
Other levies	614,131	656,520
Total	$1,841,182	$4,104,218

The provision for income taxes consists of the following:

	December 31, 2016	June 30, 2016
Current tax - foreign	$3,092,769	$7,371,967
Deferred tax	-	-
	$3,092,769	$7,371,967

Tax Rate Reconciliation

Our effective tax rates were approximately 19.4% and 26.7% for six months ended December 31, 2016 and 2015, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the six months ended December 31, 2016 and 2015 for the following reasons:

December 31, 2016
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$17,806,630		(1,856,270)		$15,950,360

Expected income tax expense (benefit)	4,451,658	25.0%	(631,132)	34.0%	3,820,526
High-tech income benefits on Jinong	(1,139,344)	(6)%	-	-	(1,139,344)
Losses from subsidiaries in which no benefit is recognized	(219,544)	(1)%	-	-	(219,544)
Change in valuation allowance on deferred tax asset from US tax benefit	-		631,132	(34.0)%	631,132
Actual tax expense	$3,092,769	17%	$-	-%	$3,092,769	19.4%

December 31, 2015
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$14,575,200		(3,107,045)		$11,468,155

Expected income tax expense (benefit)	3,643,800	25.0%	(1,056,395)	34.0%	2,587,405
High-tech income benefits on Jinong	(1,145,841)	(7.9)%	-	-	(1,145,841)
Losses from subsidiaries in which no benefit is recognized	564,034	3.9%	-	-	564,034
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,056,395	(34.0)%	1,056,395
Actual tax expense	$3,061,993	21%	$-	-%	$3,061,993	26.7%

NOTE 11 - STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees, among which (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until December 31, 2016 for the employees. The value of the restricted stock awards was $3,675,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards. As of June 30, 2016 the unamortized portion of the compensation expense was $235,264 which was fully amortized to expense during the period ended December 31, 2016.

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

On December 30, 2016, the Company granted an aggregate of 870,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants vest immediately. The value of the restricted stock awards was $1,044,000 and is based on the fair value of the Company’s common stock on the grant date.

The following table sets forth changes in compensation-related restricted stock awards during years ended December 31, 2016 and 2015:

		Fair	Grant Date
	Number of	Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2016	588,000	$235,264
Granted	870,000	1,044,000	$-
Forfeited	-
Vested	(1,458,000)	(1,279,264)
Outstanding (unvested) at December 31, 2016	-	$-

As of December 31, 2016, the unamortized expense related to the grant of restricted shares of common stock was nil. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

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

As of December 31, 2016, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 12 - CONCENTRATIONS

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

Vendor and Customer Concentration

There were two vendors from which the Company purchased 20.1% and 14.6% of its raw materials for the three month ended December 31, 2016. Total purchase from these two venders amounted to $10,100,403 as of December 31, 2016.

There were two vendors from which the Company purchased 29.8% and 16.4% of its raw materials for the three months ended December 31, 2015. Total purchase from these two vendors amounted to $40,065,118 as of December 31, 2015.

None customer accounted over 10% of the Company’s sales for the three months ended December 31, 2016.

One customer was accounted for 26.6% of the Company’s sales for the three months ended December 31, 2015.

NOTE 13 - SEGMENT REPORTING

As of December 31, 2016, the Company was organized into four main business segments based on location and product, including fertilizer production with Jinong, fertilizer production with Gufeng , agricultural products production with Yuxing and distribution of agricultural products with the acquisition of the VIE Companies completed as of June 30, 2016. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment

	Three Months Ended December 31,		Six Months Ended December 31,
Revenues from unaffiliated customers:	2016	2015	2016	2015
Jinong	$26,825,674	$31,302,561	$58,253,394	$66,010,365
Gufeng	21,066,559	23,579,674	36,876,073	41,814,506
Yuxing	2,454,314	2,083,765	3,809,725	3,325,400
VIES	8,398,466	-	21,690,443	-
Consolidated	$58,745,013	$56,966,000	$120,629,635	$111,150,271

Operating income :
Jinong	$5,740,784	$3,698,620	$12,120,004	$11,654,274
Gufeng	1,906,816	3,052,879	2,991,899	5,662,832
Yuxing	330,780	511,213	487,810	917,510
VIES	637,284	-	2,440,764	-
Reconciling item (1)	-	-	-	-
Reconciling item (2)	-	297,606	-	(219,754)
Reconciling item (2)--stock compensation	(1,510,148)	(1,780,587)	(1,856,270)	(2,857,081)
Consolidated	$7,105,516	$5,779,731	$16,184,207	$15,157,781

Net income:
Jinong	$4,849,485	$3,187,514	$10,195,773	$10,000,365
Gufeng	1,268,439	2,049,897	1,984,925	3,670,264
Yuxing	330,509	513,099	487,589	919,384
VIES	567,726	-	2,045,574	-
Reconciling item (1)	-	5	-	29
Reconciling item (2)	(1,510,148)	(1,477,980)	(1,856,270)	(3,076,835)
Consolidated	$5,506,011	$4,272,535	$12,857,591	$11,513,207

Depreciation and Amortization:
Jinong	$3,675,142	$9,358,107	$9,988,231	$19,292,089
Gufeng	631,041	728,466	1,258,350	1,474,061
Yuxing	306,210	336,433	620,126	679,741
VIES	123,070	-	249,202	-
Consolidated	$4,735,463	$10,423,006	$12,115,909	$21,445,891

Interest expense:
Jinong	55,979	-	113,352	-
Gufeng	58,306	302,644	118,439	731,679
Consolidated	$114,285	$302,644	$231,791	$731,679

Capital Expenditure:
Jinong	$571	$6,643	$1,793	$6,643
Gufeng	556	-	4,999	1,770
Yuxing	-	6,449	548	7,252
VIES	-	-	-	-
Consolidated	$1,127	$13,092	$7,340	$15,665

	As of
	December 31,	June 30,
	2016	2016
Identifiable assets:
Jinong	$194,544,513	$198,599,977
Gufeng	143,819,547	149,891,328
Yuxing	41,925,427	45,448,157
VIES June 30, 2016	23,666,211	24,675,499
Reconciling item (1)	23,487	170,444
Reconciling item (2)	(2,878)	(2,878)
Consolidated	$403,976,307	$418,782,527

(1)    Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)    Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On June 29, 2016, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of $3,525 (RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $749 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $426 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $28,198 and $28,261 as rent expenses for the six months ended December 31, 2016 and 2015, respectively. Rent expenses for the next five years ended December 31, are as follows:

Years ending December 31,
2017	$56,396
2018	47,411
2019	47,411
2020	47,411
2021	47,411

NOTE 15 - BUSINESS COMBINATIONS

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and also into a series of contractual agreements to qualify as VIEs with the shareholders of the VIE Companies.

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

The Company entered into these VIE Agreements as a way for the Company to have more control over the distribution of its products. The transactions are accounted for as business combinations in accordance with ASC 805. A summary of the purchase price allocations at fair value is below:

Cash	$708,737
Accounts receivable	6,422,850
Advances to suppliers	1,803,180
Prepaid expenses and other current assets	807,645
Inventories	7,787,043
Machinery and equipment	140,868
Intangible assets	270,900
Other assets	3,404,741
Good will	3,158,179
Accounts payable	(3,962,670)
Customer deposits	(3,486,150)
Accrued expenses and other payables	(4,653,324)
Taxes payable	(16,912)
Purchase price	$12,385,087

A summary of the purchase consideration paid for the VIE Companies is below:

Cash	$5,568,500
Convertible notes	6,671,769
Derivative liability	144,818
$12,385,087

The cash component of the purchase price for these acquisitions was paid in September 2016.

NOTE 16 - VARIABLE INTEREST ENTITIES

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

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and also into a series of contractual agreements to qualify as VIEs with the shareholders of the VIE Companies.

Jinong, the VIE Companies, and the shareholders of the VIE Companies also entered into a series of contractual agreements for the VIE Companies to qualify as VIEs (the “VIE Agreements”).

As a result of these contractual arrangements, with Yuxing and the VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of December 31, 2016 and June 30, 2016:

	December 31,	June 30,
	2016	2016

ASSETS
Current Assets
Cash and cash equivalents	$1,030,482	$1,017,841
Accounts receivable, net	9,596,532	7,050,201
Inventories	23,999,754	26,370,202
Other current assets	1,709,991	1,875,912
Advances to suppliers	2,119,048	4,900,524
Total Current Assets	38,455,807	41,214,680

Plant, Property and Equipment, Net	12,292,713	13,377,817
Other assets	216,136	334,264
Intangible Assets, Net	12,017,863	12,913,776
Goodwill	3,021,632	3,158,179
Total Assets	$66,004,151	$70,998,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,308,607	$3,840,052
Customer deposits	1,803,140	3,486,150
Accrued expenses and other payables	3,304,318	5,580,642
Amount due to related parties	39,722,237	43,478,158
Total Current Liabilities	49,560,557	56,385,002

Stockholders' equity	16,443,594	14,613,714

Total Liabilities and Stockholders' Equity	$66,004,151	$70,998,716

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Revenue	$10,852,779	$2,083,765	$25,500,167	$3,325,400
Expenses	9,954,543	1,570,665	22,967,005	2,406,015
Net income (loss)	$898,236	$513,100	$2,533,162	$919,385

NOTE 17 – SUBSEQUENT EVENTS

On January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following two companies that are organized under the laws of the PRC and would be deemed VIEs Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”), and Anhui Fengnong Seed Co., Ltd. (“Fengnong”). Jinong, entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the two companies (“Targets”). The transaction represented by the SAA, ACN and the VIE Agreements as defined below are collectively referred to as the “Strategic Acquisitions.”

Company Name	Business Scope	Cash Payment for Acquisition (USD)	Principal of Notes for Acquisition (USD)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	$576,000	$864,000
Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	$576,000	$864,000
Total		$1,152,000	$1,728,000

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeamJinongHumic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the PRC controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”), Shaanxi Lishijie Agrochemical Co., Ltd.(“Lishijie”), a VIE in the PRC controlled by Jinong, SongyuanJinyangguangSannong Service Co., Ltd., (“Jinyangguang”), a VIE in the PRC controlled by Jinong, Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai”), a VIE in the PRC controlled by Jinong, Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE in the PRC controlled by Jinong, AksuXindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), a VIE in the PRC controlled by Jinong, Xinjiang Xinyulei Eco-agriculture Science and Technology co., Ltd. (“Xinyulei”), a VIE in the PRC controlled by Jinong. Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”). Anhui Fengnong Seed Co., Ltd.(“Fengnong”). Yuxing, Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), and our VIE Companies. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. Also through the VIE Companies, we have entered the distribution business of agricultural business. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Yuxing) and fertilizer product distribution (VIE Companies).

The fertilizer business conducted by Jinong and Gufeng generated approximately 78.9% and 97.0% of our total revenues for the six months ended December 31, 2016 and 2015, respectively. Yuxing serves as a research and development base for our fertilizer products. The VIE Companies serves as in-house distribution channels for our fertilizer products, forming a vertical business integration.

Fertilizer Products

As of December 31, 2016, we had developed and produced a total of 668 different fertilizer products in use, of which 132 were developed and produced by Jinong and 332 by Gufeng, and 224 by the VIE companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended December 31,		Change from 2015 to 2016
	2016	2015	Amount	%
	(metric tons)
Jinong	8,955	9,539	(584)	(6.1)%
Gufeng	63,167	62,775	392	0.6%
	72,122	72,314	(192)

	Three Months Ended December 31,
	2016	2015
	(revenue per ton)
Jinong	$2,996	$3,374
Gufeng	334	367

	Six Months Ended December 31,		Change from 2015 to 2016
	2016	2015	Amount	%
	(metric tons)
Jinong	18,635	19,603	(968)	(4.9)%
Gufeng	108,698	108,397	301	0.3%
	127,333	128,000	(667)

	Six Months Ended December 31,
	2016	2015
	(revenue per ton)
Jinong	$3,126	$3,406
Gufeng	339	384

For the three months ended December 31, 2016, we sold approximately 72,122 metric tons of fertilizer products, as compared to 72,314 metric tons for the three months ended December 31, 2015. For the three months ended December 31, 2016, Jinong sold approximately 8,955 metric tons of fertilizer products, a decrease of 584 metric tons, or 6.1%, as compared to 9,539 metric tons for the three months ended December 31, 2015. For the three months ended December 31, 2016, Gufeng sold approximately 63,167 metric tons of fertilizer products, as compared to 62,775 metric tons for the three months ended December 31, 2015.

For the six months ended December 31, 2016, we sold approximately 127,333 metric tons of fertilizer products, as compared to 128,000 metric tons for the six months ended December 31, 2015. For the six months ended December 31, 2016, Jinong sold approximately 18,635 metric tons of fertilizer products, a decrease of 968 metric tons, or 4.9%, as compared to 19,603 metric tons for the six months ended December 31, 2015. For the six months ended December 31, 2016, Gufeng sold approximately 108,698 metric tons of fertilizer products, as compared to 108,397 metric tons for the six months ended December 31, 2015.

Our sales of fertilizer products to five provinces accounted for approximately 49.8% of our fertilizer revenue for the three months ended December 31, 2016. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (18.3%), Heilongjiang (10.8%), Shaanxi (8.5%), Liaoning (6.0%), and Inner Mongolia (6.1%).

As of December 31, 2016, we had a total of 1,919 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 1,086 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 2.6% of its fertilizer revenues for the three months ended December 31, 2016. Gufeng had 305 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 77.3% of its revenues for the three months ended December 31, 2016.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 85.5% of our agricultural products revenue for the three months ended December 31, 2016 were Shaanxi (74.8%), Sichuan (6.5%), and Gansu (4.2%).

Recent Developments

New products and distributors

During the three months ended December 31, 2016, Jinong did not launch any new fertilizer product. However, Jinong added 2 new distributors during this period. Gufeng did not launch any new fertilizer products, but added four new distributors during the three months ended December 31, 2016.

Strategic Acquisitions

As previously reported, on January 1, 2017, through Jinong, as authorized by our board of directors and Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as listed below (the “Targets”). The transaction represented by the SAA, ACN and the VIE Agreements as defined below are collectively referred to as the “Strategic Acquisitions.”

Company Name	Business Scope	Cash Payment for Acquisition (RMB[1])	Principal of Notes for Acquisition (RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000
Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000
Total		8,000,000	12,000,000

[1]	RMB: Abbreviation for renminbi, the official currency of the People’s Republic of China where Jinong and the Targets operate. The exchange rate between RMB and U.S. dollars on January 1, 2017 is RMB1=US$0.144, according to the exchange rate published by Bank of China.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while be in possession of the equity interests and will continue to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregated amount of RMB8,000,000 (approximately $1,152,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregated face value of RMB12,000,000 (approximately $1,728,000) with an annual fixed compound interest rate of 3% and term of three years.

Results of Operations

Three months ended December 31, 2016 Compared to the Three months ended December 31, 2015.

	Three Months Ended December 31,
	2016	2015	Change$	Change%
Sales
Jinong	$26,825,674	$31,302,561	(4,476,887)	-14.3%
Gufeng	21,066,559	23,579,674	(2,513,115)	-10.7%
Yuxing	2,454,314	2,083,765	370,549	17.8%
VIEs	8,398,466	-
Net sales	58,745,013	56,966,000	1,779,013	3.1%
Cost of goods sold
Jinong	12,332,360	13,434,686	(1,102,326)	-8.2%
Gufeng	18,138,659	19,712,848	(1,574,189)	-8.0%
Yuxing	1,934,046	1,182,898	751,148	63.5%
VIEs	7,159,707	-
Cost of goods sold	39,564,772	34,330,432	5,234,340	15.2%
Gross profit	19,180,241	22,635,568	(3,455,327)	-15.3%
Operating expenses
Selling expenses	3,965,382	5,285,103	(1,319,721)	-25.0%
Selling expenses - amortization of deferred asset	3,475,438	8,664,752	(5,189,314)	-59.9%
General and administrative expenses	4,633,905	2,905,982	1,727,923	59.5%
Total operating expenses	12,074,725	16,855,837	(4,781,112)	-28.4%
Income from operations	7,105,516	5,779,731	1,325,785	22.9%
Other income (expense)
Other income (expense)	(114,115)	729	(114,844)	-15753.6%
Interest income	76,494	74,270	2,224	3.0%
Interest expense	(93,246)	(302,644)	209,398	-69.2%
Total other income (expense)	(130,867)	(227,645)	96,778	-42.5%
Income before income taxes	6,974,649	5,552,086	1,422,563	25.6%
Provision for income taxes	1,468,638	1,284,551	184,087	14.3%
Net income	5,506,011	4,267,535	1,238,476	29.0%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1,205,884)	(7,616,129)	6,410,245	-84.2%
Comprehensive income (loss)	$4,300,127	$(3,348,594)	7,648,721	-228.4%

Basic weighted average shares outstanding	37,658,062	36,933,002	725,060	2.0%
Basic net earnings per share	$0.15	$0.12	0	26.5%
Diluted weighted average shares outstanding	37,658,062	36,933,002	725,060	2.0%
Diluted net earnings per share	0.15	0.12	0	26.5%

Net Sales

Total net sales for the three months ended December 31, 2016 were $58,745,013, an increase of $1,779,013, or 3.1%, from $56,966,000 for the three months ended December 31, 2015.

This increase was largely due to the inclusion of VIEs’ net sales during the three months ended December 31, 2016, which contributed approximately $8.4 million, or 14.3%, of the total net sales. The total net sales without including VIEs’ net sales for the three months ended December 31, 2016 were $50,346,547, a decrease of $6,619,453, or 11.6%, from the same period a year ago.

For the three months ended December 31, 2016, Jinong’s net sales decreased by $4,476,887, or 14.3%, to $26,825,674 from $31,302,561 for the three months ended December 31, 2015. This decrease was mainly attributable to the decrease in Jinong’s sales volume, which was result of Jinong’s implementation of its new sales strategy that further focuses on producing high-margin liquid fertilizer during the last three months.

For the three months ended December 31, 2016, Gufeng’s net sales were $21,066,559, a decrease of $2,513,115 or 10.7% from $23,579,674 for the three months ended December 31, 2015. This decrease was mainly attributable to Gufeng’s lowering selling prices to answer to market demand during the three months ended December 31, 2016.

For the three months ended December 31, 2016, Yuxing’s net sales were $2,454,314, an increase of $370,549 or 17.8%, from $2,083,765 during the three months ended December 31, 2015. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2016 was $39,564,772, an increase of $5,234,340, or 15.2%, from $34,330,432 for the three months ended December 31, 2015. The increase was mainly due to the production and sale of VIEs’ products, which accounted for $7,159,707, or 18.1% of total cost of goods sold. The total cost of goods sold without including VIEs’ cost of goods sold for the three months ended December 31, 2016 was $32,405,065, a decrease of $1,925,367, or 5.6%, from the same period a year ago.

Cost of goods sold by Jinong for the three months ended December 31, 2016 was $12,332,360, a decrease of $1,102,326, or 8.2%, from $13,434,686 for the three months ended December 31, 2015. The decrease in cost of goods sold was primarily attributable to the decreased in net sales during the last three months.

Cost of goods sold by Gufeng for the three months ended December 31, 2016 was $18,138,659, a decrease of $1,574,189, or 8.0%, from $19,712,848 for the three months ended December 31, 2015. This decrease was primarily attributable to the less products sold during the last three months.

For the three months ended December 31, 2016, cost of goods sold by Yuxing was $1,934,046, an increase of $751,148, or 63.5%, from $1,182,898 for the three months ended December 31, 2015. This increase was mainly due to the increase in Yuxing’s net sales and the labor cost.

Gross Profit

Total gross profit for the three months ended December 31, 2016 decreased by $3,455,327 to $19,180,241, as compared to $22,635,568 for the three months ended December 31, 2015. Gross profit margin was 32.6% and 39.7% for the three months ended December 31, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the Jinong, Gufeng and Yuxing’s decreased gross margins for the three months ended December 31, 2016, compared to the same period last year.

Gross profit generated by Jinong decreased by $3,374,561, or 18.9%, to $14,493,314 for the three months ended December 31, 2016 from $17,867,875 for the three months ended December 31, 2015. Gross profit margin from Jinong’s sales was approximately 54.0% and 57.1% for the three months ended December 31, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the higher raw material cost and packaging cost.

For the three months ended December 31, 2016, gross profit generated by Gufeng was $2,927,900, a decrease of $938,926, or 24.3%, from $3,866,826 for the three months ended December 31, 2015. Gross profit margin from Gufeng’s sales was approximately 13.9% and 16.4% for the three months ended December 31, 2016 and 2015, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the three months ended December 31, 2016, gross profit generated by Yuxing was $520,268, a decrease of $380,599, or 42.2% from $900,867 for the three months ended December 31, 2015.  The gross profit margin was approximately 21.2% and 43.2% for the three months ended December 31, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the higher labor cost during the three months ended December 31, 2016.

Gross profit generated by VIEs were $1,238,759 with a gross profit margin of approximately 14.7% for the three months ended December 31, 2016.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,965,382, or 6.8%, of net sales for the three months ended December 31, 2016, as compared to $5,285,103 or 9.3% of net sales for the three months ended December 31, 2015, a decrease of $1,319,721, or 25.0%. The selling expenses of VIEs were $248,248, or 3.0%, of VIEs’ net sales. The selling expenses of Yuxing were $11,264 or 0.5% of Yuxing’s net sales for the three months ended December 31, 2016, as compared to $135,466, or 6.5% of Yuxing’s net sales for the three months ended December 31, 2015. The selling expenses of Gufeng were $68,080 or 0.3% of Gufeng’s net sales for the three months ended December 31, 2016, as compared to $110,972, or 0.5% of Gufeng’s net sales for the three months ended December 31, 2015. The selling expenses of Jinong for the three months ended December 31, 2016 were $3,637,790 or 13.6% of Jinong’s net sales, as compared to selling expenses of $5,038,665, or 16.1% of Jinong’s net sales for the three months ended December 31, 2015.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $3,475,438, or 5.9%, of net sales for the three months ended December 31, 2016, as compared to $8,664,752 or 15.2% of net sales for the three months ended December 31, 2015, a decrease of $5,189,314, or 59.9%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $4,633,905, or 7.9% of net sales for the three months ended December 31, 2016, as compared to $2,905,982, or 5.1%, of net sales for the three months ended December 31, 2015, an increase of $1,727,923, or 59.5%. The increase in general and administrative expenses was mainly due to VIEs, which had $208,164 general and administrative expenses during the last three months.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the three months ended December 31, 2016 was $130,867, as compared to $227,645 for the three months ended December 31, 2015, a decrease of $96,778, or 42.5%. The decrease in total other expense was partly resulted from interest expense decreased by $209,398 or 69.2%, to $130,867 during the three months ended December 31, 2016 as compared to $302,644 during the three months ended December 31, 2015, due to a lesser amount of short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $891,953 for the three months ended December 31, 2016, as compared to $584,959 for the three months ended December 31, 2015, an increase of $306,994, or 52.5%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $484,768 for the three months ended December 31, 2016, as compared to $699,591 for the three months ended December 31, 2015, a decrease of $214,823, or 30.7%.

Yuxing has no income tax for the three months ended December 31, 2016 as a result of being exempted from paying income tax due to the fact its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended December 31, 2016 was $5,506,011, an increase of $1,238,476, or 29.0%, compared to $4,267,535 for the three months ended December 31, 2015. Net income as a percentage of total net sales was approximately 9.4% and 7.5% for the three months ended December 31, 2016 and 2015, respectively.

Six months ended December 31, 2016 Compared to the Six months ended December 31, 2015.

	Six Months Ended December 31,
	2016	2015	Change $	Change %
Sales
Jinong	$58,253,394	$66,010,365	(7,756,971)	-11.8%
Gufeng	36,876,073	41,814,506	(4,938,433)	-11.8%
Yuxing	3,809,725	3,325,400	484,325	14.6%
VIEs	21,690,443	-
Net sales	120,629,635	111,150,271	9,479,364	8.5%
Cost of goods sold
Jinong	25,601,590	27,975,071	(2,373,481)	-8.5%
Gufeng	31,523,736	34,458,522	(2,934,786)	-8.5%
Yuxing	2,979,654	1,892,948	1,086,706	57.4%
VIEs	17,913,386	-
Cost of goods sold	78,018,366	64,326,541	13,691,825	21.3%
Gross profit	42,611,269	46,823,730	(4,212,461)	-9.0%
Operating expenses
Selling expenses	8,977,450	7,628,858	1,348,592	17.7%
Selling expenses - amortization of deferred asset	9,584,220	18,377,467	(8,793,247)	-47.8%
General and administrative expenses	7,865,392	5,659,624	2,205,768	39.0%
Total operating expenses	26,427,062	31,665,949	(5,238,887)	-16.5%
Income from operations	16,184,207	15,157,781	1,026,426	6.8%
Other income (expense)
Other income (expense)	(155,172)	(3,834)	(151,338)	3947.3%
Interest income	153,116	152,932	184	0.1%
Interest expense	(231,791)	(731,679)	499,888	-68.3%
Total other income (expense)	(233,847)	(582,581)	348,734	-59.9%
Income before income taxes	15,950,360	14,575,200	1,375,160	9.4%
Provision for income taxes	3,092,769	3,061,993	30,776	1.0%
Net income	12,857,591	11,513,207	1,344,384	11.7%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(16,447,063)	(22,728,368)	6,281,305	-27.6%
Comprehensive income (loss)	$(3,589,472)	$(11,215,161)	7,625,689	-68.0%

Basic weighted average shares outstanding	37,653,333	36,436,026	1,217,307	3.3%
Basic net earnings per share	$0.34	$0.32	0	8.1%
Diluted weighted average shares outstanding	37,653,333	36,436,026	1,217,307	3.3%
Diluted net earnings per share	0.34	0.32	0	8.1%

Net Sales

Total net sales for the six months ended December 31, 2016 were $120,629,635, an increase of $9,479,364, or 8.5%, from $111,150,271 for the six months ended December 31, 2015.

This increase was largely due to the inclusion of VIEs’ net sales during the six months ended December 31, 2016, which contributed approximately $21.7 million, or 18.0%, of the total net sales. The total net sales without including VIEs’ net sales for the six months ended December 31, 2016 were $98,939,192, a decrease of $12,211,079, or 11.0%, from the same period a year ago.

For the six months ended December 31, 2016, Jinong’s net sales decreased of $7,756,971, or 11.8%, to $58,253,394 from $66,010,365 for the six months ended December 31, 2015. This decrease was mainly attributable to the decrease in Jinong’s sales volume, which was result of Jinong’s implementation of its new sales strategy that further focuses on producing high-margin liquid fertilizer during the last six months.

For the six months ended December 31, 2016, Gufeng’s net sales were $36,876,073, a decrease of $4,938,433 or 11.8% from $41,814,506 for the six months ended December 31, 2015. This decrease was mainly attributable to Gufeng’s lowering selling prices to answer to market demand during the six months ended December 31, 2016.

For the six months ended December 31, 2016, Yuxing’s net sales were $3,809,725, an increase of $484,325 or 14.6%, from $3,325,400 during the six months ended December 31, 2015. The increase was mainly attributable to the increase in market demand and higher prices on Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2016 was $78,018,366, an increase of $13,691,825, or 21.3%, from $64,326,541 for the six months ended December 31, 2015. This increase was mainly due to the production and sale of VIEs’ products, which accounted for $17,913,386, or 23.0% of total cost of goods sold. The total cost of goods sold without including VIEs’ cost of goods sold for the three months ended December 31, 2016 was $60,104,980, a decrease of $4,221,561, or 6.6%, from the same period a year ago.

Cost of goods sold by Jinong for the six months ended December 31, 2016 was $25,601,590, a decrease of $2,373,481, or 8.5%, from $27,975,071 for the six months ended December 31, 2015. The decrease was primarily attributable to its lower net sales.

Cost of goods sold by Gufeng for the six months ended December 31, 2016 was $31,523,736, a decrease of $2,934,786, or 8.5%, from $34,458,522 for the six months ended December 31, 2015. This decrease was primarily attributable to the less products sold during the last six months. .

For the six months ended December 31, 2016, cost of goods sold by Yuxing was $2,979,654, an increase of $1,086,706, or 57.4%, from $1,892,948 for the six months ended December 31, 2015. This increase was mainly due to the increase in Yuxing’s net sales and the higher labor costs.

Gross Profit

Total gross profit for the six months ended December 31, 2016 decreased by $4,212,461 to $42,611,269, as compared to $46,823,730 for the six months ended December 31, 2015. Gross profit margin was 35.3% and 42.1% for the six months ended December 31, 2016 and 2015, respectively.

Gross profit generated by Jinong decreased by $5,383,490, or 14.2%, to $32,651,804 for the six months ended December 31, 2016 from $38,035,294 for the six months ended December 31, 2015. Gross profit margin from Jinong’s sales was approximately 56.1% and 57.6% for the six months ended December 31, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the six months ended December 31, 2016, gross profit generated by Gufeng was $5,352,337, a decrease of $2,003,647, or 27.2%, from $7,355,984 for the six months ended December 31, 2015. Gross profit margin from Gufeng’s sales was approximately 14.6% and 17.6% for the six months ended December 31, 2016 and 2015, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the six months ended December 31, 2016, gross profit generated by Yuxing was $830,071, a decrease of $602,381, or 42.1% from $1,432,452for the six months ended December 31, 2015.  The gross profit margin was approximately 21.8% and 43.1% for the six months ended December 31, 2016 and 2015, respectively. The decrease in gross profit margin was mainly due to the higher labor cost during the six months ended December 31, 2016.Gross profit generated by VIEs were $3,777,057 with a gross profit margin of approximately 17.4% for the six months ended December 31, 2016.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $8,977,450, or 7.4%, of net sales for the six months ended December 31, 2016, as compared to $7,628,858 or 6.9% of net sales for the six months ended December 31, 2015, an increase of $1,348,592, or 17.7%. This increase was primarily due to Jinong, and the inclusion of VIEs’ selling expenses for the six months ended December 31, 2016. The selling expenses of VIEs were $602,156, or 2.8%, of VIEs’ net sales. The selling expenses of Yuxing were $18,975 or 0.5% of Yuxing’s net sales for the six months ended December 31, 2016, as compared to $143,171, or 4.3% of Yuxing’s net sales for the six months ended December 31, 2015. The selling expenses of Gufeng were $213,408 or 0.6% of Gufeng’s net sales for the six months ended December 31, 2016, as compared to $263,657, or 0.6% of Gufeng’s net sales for the six months ended December 31, 2015. The selling expenses of Jinong for the six months ended December 31, 2016 were $8,142,911 or 14.0% of Jinong’s net sales, as compared to selling expenses of $7,222,030, or 10.9% of Jinong’s net sales for the six months ended December 31, 2015. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $9,584,220, or 7.9%, of net sales for the six months ended December 31, 2016, as compared to $18,377,467 or 16.5% of net sales for the six months ended December 31, 2015, a decrease of $8,793,247, or 47.8%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the six months ended December 31, 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigations. General and administrative expenses were $7,865,392, or 6.5% of net sales for the six months ended December 31, 2016, as compared to $5,659,624, or 5.1%, of net sales for the six months ended December 31, 2015, an increase of $2,205,768, or 39.0%. The increase in general and administrative expenses was mainly due to VIEs, which had $734,137 general and administrative expenses during the last three months.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the six months ended December 31, 2016 was $233,847, as compared to $582,581 for the six months ended December 31, 2015, a decrease of $348,734, or 59.9%. The decrease in total other expense was partly resulted from interest expense decreased by $499,888 or 68.3%, to $231,791 during the six months ended December 31, 2016 as compared to $731,679 during the six months ended December 31, 2015, due to a lesser amount of short-term loans.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,879,465 for the six months ended December 31, 2016, as compared to $1,805,667 for the six months ended December 31, 2015, an increase of $73,798, or 4.1%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $792,503 for the six months ended December 31, 2016, as compared to $1,256,325 for the six months ended December 31, 2015, a decrease of $463,822, or 36.9%.

Yuxing has no income tax for the six months ended December 31, 2016 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the six months ended December 31, 2016 was $12,857,591, an increase of $1,344,384, or 11.7%, compared to $11,513,207 for the six months ended December 31, 2015. Net income as a percentage of total net sales was approximately 10.7% and 10.4 % for the six months ended December 31, 2016 and 2015, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2016, we were engaged in the following businesses: i) the production and sale of fertilizers through Jinong and Gufeng, ii) the production and sale of high-quality agricultural products by Yuxing, and iii) the distribution of agricultural products through the VIE Companies For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and VIE Companies (agricultural products distribution). Each of the segments has its own annual budget with regard to development, production and sales.

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

For Jinong, the net income increased by $195,406 or 2.0% to $10,195,772 for the six months ended December 31, 2016 from $10,000,366 for the six months ended December 31, 2015.

For Gufeng, the net income decreased by $1,685,340 or 45.9% to $1,984,925 for the six months ended December 31, 2016 from $3,670,265 for the six months ended December 31, 2015.

For Yuxing, the net income increased by $431,526 or 46.9% to $487,859 for the six months ended December 31, 2016 from $919,385 for the six months ended December 31, 2015.

For the VIE Companies, as we did not have such business segment during the six months ended December 31, 2015, the net income increased by $2,045,574 or 100% during the six months ended December 31, 2016.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of December 31, 2016, cash and cash equivalents were $116,574,852, an increase of 13,678,366, or 13.3%, from $102,896,486 as of June 30, 2016.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$18,178,990	$15,686,820
Net cash used in investing activities	(74,353)	(15,665)
Net cash provided by (used in) financing activities	300,000	(3,276,000)
Effect of exchange rate change on cash and cash equivalents	(4,726,271)	(5,810,344)
Net increase (decrease) in cash and cash equivalents	13,678,366	6,584,811
Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$116,574,852	$99,567,375

Operating Activities

Net cash provided by operating activities was $18,178,990 for the six months ended December 31, 2016, an increase of $2,492,170, or 15.9%, compared to $15,686,820 for the six months ended December 31, 2015. The increase was mainly attributable to the decrease in net income, account receivable and customer deposit, offset by an increase in inventories and advance to suppliers during the six months ended December 31, 2016 as compared to the same period in 2015.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2016 was $74,353, an increase of $58,688, or 374.6% from $15,665 for the six months ended December 31, 2015. During the six months ended December 31, 2016, we purchased more plants, property and equipments compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2016 was $300,000, compared to cash used in financing activities of $3,276,000 for the six months ended December 31, 2015, which was largely due to we had nil proceeds and repayment of loans for the three months ended December 31, 2016.

As of December 31, 2016 and June 30, 2016, our loans payable were as follows:

	December 31, 2016	June 30, 2016
Short term loans payable:	$4,463,783	$4,665,500
Total	$4,463,783	$4,665,500

Accounts Receivable

We had accounts receivable of $125,035,022 as of December 31, 2016, as compared to $117,055,376 as of June 30, 2016, an increase of $7,979,646 or 6.8%, which was mainly attributable to Gufeng. As of December 31, 2016, Gufeng had account receivable of $64,297,179, an increase of $16,951,117, comparing to $47,346,062 as of June 30, 2016.

Allowance for doubtful accounts in account receivable for the six months ended December 31, 2016 was $4,343,762, from $397,123 as of June 30, 2016. And the allowance for doubtful accounts as a percentage of accounts receivable was 3.0% as of December 31, 2016 and 0.3% as of June 30, 2016.

Deferred assets

We had deferred assets of $3,536,984 as of December 31, 2016, as compared to $13,431,621 as of June 30, 2016. We have been assisting our distributors in certain marketing efforts and developing standard stores to enhance our competitive advantages and market shares since December 31, 2015. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of contractual terms, the unamortized portion of the amount owed by the distributor has to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup to guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had an inventory of $64,255,981 as of December 31, 2016, as compared to $87,436,315 as of June 30, 2016, a decrease of $23,180,334, or 26.5%.  The decrease was primarily attributable to Gufeng’s inventory. Gufeng’s inventory was $38,703,152 as of December 31, 2016, compared to $60,183,741 as of June 30, 2016.

Advances to Suppliers

We had advances to suppliers of $28,707,243 as of December 31, 2016 as compared to $26,863,959 as of June 30, 2016, representing an increase of $1,843,284 or 6.9% which was due to the large acquisition of raw material during the last six months. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how fast the raw material gets consumed and replenished during the production process, and how fast the finished goods get sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $5,577,064 as of December 31, 2016 as compared to $5,246,153 as of June 30, 2016, representing an increase of $330,911, or 6.3%. The increase was primarily due to the VIEs, which had $4,308,607 accounts payable as of December 31, 2016.

Unearned Revenue (Customer Deposits)

We had unearned revenue of $5,413,319 as of December 31, 2016 as compared to $8,578,341 as of June 30, 2016, representing a decrease of $3,165,022, or 36.9%.  The decrease was mainly attributable to Gufeng’s $2,427,946 unearned revenue as of December 31, 2016, compared to $4,381,169 unearned revenue as of June 30, 2016, caused by the advancement deposits made by client. This decrease was seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

As of December 31, 2016, we were organized into three main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production).

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

Our reporting currency is U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2016, our accumulated other comprehensive income was $22.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. In 2016, China’s currency dropped by a cumulative 6.8% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of December 31, 2016 and June 30, 2016 was $4.5 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2016. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: February 14, 2017	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: February 14, 2017	By: Name: Title:	/s/ Zhuoyu “Richard” Li Zhuoyu “Richard” Li President (deputy executive officer)

Date: February 14, 2017	By:	/s/ Ken Ren
	Name:	Ken Ren
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

10.1**	Form Entrust Management Agreement

10.2**	Form Exclusive Option Agreement

10.3**	Form Exclusive Product Supply Agreement

10.4**	Form Non-Competition Agreement

10.5**	Form Pledge of Equity Agreement

10.6**	Form Shareholder’s Voting Proxy Agreement

10.7**	Form Strategic Acquisition Contract

21.1*	List of Subsidiaries of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith

**   To be filed by amendment

+     In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

