Form 10-Q
period 2017-03-31
China Green Agriculture, Inc.
filed 2017-05-15
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,551,265 shares of common stock, $.001 par value, as of  May 8, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$118,259,995	$102,896,486
Accounts receivable, net	154,950,404	117,055,376
Inventories	46,418,945	87,436,315
Prepaid expenses and other current assets	1,801,665	1,329,098
Advances to suppliers, net	28,540,308	26,863,959
Total Current Assets	349,971,317	335,581,234

Plant, Property and Equipment, Net	33,909,365	37,569,739
Deferred Asset, Net	1,967,215	13,431,621
Other Assets	262,881	379,047
Other Non-current Assets	9,920,596	-
Intangible Assets, Net	22,589,546	23,840,048
Goodwill	8,356,291	7,980,838
Total Assets	$426,977,211	$418,782,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$11,783,861	$5,246,153
Customer deposits	6,555,693	8,578,341
Accrued expenses and other payables	8,451,805	16,414,392
Amount due to related parties	3,034,201	2,473,004
Taxes payable	3,379,961	4,104,218
Short term loans	5,965,201	4,665,500
Interest payable	297,121	-
Derivative liability	52,768	144,818
Total Current Liabilities	39,520,611	41,626,426

Long-term Liabilities
Long-term loan	3,428	-
Convertible notes payable, Net	8,167,929	6,671,769
Total Liabilities	8,171,357	6,671,769

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 38,535,161 and 36,978,605 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	38,535	37,648
Additional paid-in capital	128,896,690	127,593,932
Statutory reserve	28,872,126	27,203,861
Retained earnings	240,726,280	221,345,279
Accumulated other comprehensive income	(19,248,388)	(5,696,388)
Total Stockholders' Equity	379,285,243	370,484,332

Total Liabilities and Stockholders' Equity	$426,977,211	$418,782,527

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Sales
Jinong	$26,316,821	$31,602,239	$84,570,215	$97,612,604
Gufeng	30,858,499	43,762,058	67,734,572	85,576,564
Yuxing	2,781,003	3,274,177	6,590,728	6,599,577
VIEs	21,349,305	-	43,039,748	-
Net sales	81,305,628	78,638,474	201,935,263	189,788,745
Cost of goods sold
Jinong	12,143,167	13,353,222	37,744,757	41,328,293
Gufeng	26,319,435	38,109,311	57,843,171	72,567,833
Yuxing	2,230,319	2,441,652	5,209,973	4,334,600
VIEs	19,260,074	-	37,173,460	-
Cost of goods sold	59,952,995	53,904,185	137,971,361	118,230,726
Gross profit	21,352,633	24,734,289	63,963,902	71,558,019
Operating expenses
Selling expenses	6,130,825	3,441,511	15,108,275	11,070,369
Selling expenses - amortization of deferred asset	1,556,031	8,780,893	11,140,251	27,158,360
General and administrative expenses	3,971,890	2,204,771	11,837,282	7,864,395
Total operating expenses	11,658,746	14,427,175	38,085,808	46,093,124
Income from operations	9,693,887	10,307,114	25,878,094	25,464,895
Other income (expense)
Other income (expense)	330,538	(2,473)	175,366	(6,307)
Interest income	79,280	263,768	232,396	416,700
Interest expense	(232,639)	(211,734)	(464,430)	(943,413)
Total other income (expense)	177,179	49,561	(56,668)	(533,020)
Income before income taxes	9,871,066	10,356,675	25,821,426	24,931,875
Provision for income taxes	1,679,391	2,104,904	4,772,160	5,166,897
Net income	8,191,675	8,251,771	21,049,266	19,764,978
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(2,801,325)	2,722,073	(19,248,388)	(20,006,295)
Comprehensive income (loss)	$5,390,350	$10,973,844	$1,800,878	$(241,317)

Basic weighted average shares outstanding	38,532,033	36,962,166	37,941,957	36,610,131
Basic net earnings per share	$0.21	$0.22	$0.55	$0.54
Diluted weighted average shares outstanding	38,532,033	36,962,166	37,941,957	36,610,131
Diluted net earnings per share	0.21	0.22	0.55	0.54

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$21,049,266	$19,764,978
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	1,303,645	3,014,153
Depreciation and amortization	14,921,548	31,245,614
Loss on disposal of property, plant and equipment	115,933	1,375
Amortization of debt discount	231,998	-
Change in fair value of derivative liability	(88,106)	-
Allowance for bad debts	5,624,394	218,244
Changes in operating assets
Accounts receivable	(47,292,468)	(10,096,055)
Amount due from related parties	-	(618,198)
Other current assets	(509,573)	(52,579)
Inventories	39,403,840	(12,622,730)
Advances to suppliers	(2,675,330)	1,440,660
Other assets	(9,753,250)	53,797
Changes in operating liabilities
Accounts payable	6,094,687	343,579
Customer deposits	(2,181,648)	(12,842,647)
Tax payables	(8,461,337)	(420,814)
Accrued expenses and other payables	(585,606)	456,970
Interest payable	301,355	-
Net cash provided by operating activities	17,499,348	19,886,347

Cash flows from investing activities
Purchase of plant, property, and equipment	(30,756)	(16,608)
Cash paid for acquisition, net	(123,614)	-
Change in construction in process	(204,660)	-
Net cash used in investing activities	(359,030)	(16,608)

Cash flows from financing activities
Proceeds from loans	5,890,757	5,626,800
Repayment of loans	(4,562,642)	(23,319,960)
Advance from related party	600,000	200,000
Net cash provided by financing activities	1,928,115	(17,493,160)

Effect of exchange rate change on cash and cash equivalents	(3,704,924)	(4,888,986)
Net increase in cash and cash equivalents	15,363,509	(2,512,407)

Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$118,259,995	$90,470,157

Supplement disclosure of cash flow information
Interest expense paid	$464,430	$943,413
Income taxes paid	$6,071,366	$583,304

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

On June 30, 2016 the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following six companies that are organized under the laws of the PRC and would be deemed VIEs: Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai”), Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), and Xinjiang Xinyulei Eco-agriculture Science and Technology co., Ltd. (“Xinyulei”). On January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following two companies that are organized under the laws of the PRC and would be deemed VIEs, Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”), and Anhui Fengnong Seed Co., Ltd. (“Fengnong”).

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

VIE assessment

A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. In order to determine if an entity is considered a VIE, the Company first performs a qualitative analysis, which requires certain subjective decisions regarding its assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If the Company cannot conclude after a qualitative analysis whether an entity is a VIE, it performs a quantitative analysis. The qualitative analysis considered the design of the entity, the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to pass along to its variable interest holders. When the primary beneficiary could not be identified through a qualitative analysis, we used internal cash flow models to compute and allocate expected losses or expected residual returns to each variable interest holder based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of nine months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2017 and June 30, 2016 were $118,259,995 and $102,896,486, respectively. In addition, the Company also had $221,024 and $167,495 in cash in two banks in the United States as of March 31, 2017 and June 30, 2016, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of March 31, 2017 and June 30, 2016, the Company had accounts receivable of $154,950,404 and $117,055,376, net of allowance for doubtful accounts of $6,859,447 and $1,362,852, respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years, which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the nine months ended March 31, 2017 and 2016, the Company amortized $13,735,614 and $21,430,699, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, has guaranteed repayment of any amounts due to the Company remaining unpaid from distributors.

The deferred assets consist of items inside the distributors’ stores such as furniture, racks, cabinets, and display units, and items outside or attached to the distributors’ stores, such as signage and billboards. These types of assets would be capitalized as fixed assets if the Company actually owned the stores or utilized the assets for its own operations. These assets would also be capitalized as leasehold improvements if the Company leased these stores from the distributors. Therefore, the Company believes that under U.S. generally accepted accounting principles, these types of asset purchases are properly capitalized. In addition, the Company believes that these assets are properly classified as deferred assets because if a distributor breaches, defaults, or terminates the agreement with the Company within a three-year period, a proportionate amount expended by the Company is to be repaid by the distributor. The Company’s Chairman, Mr. Li, has guaranteed repayment of any amounts due to the Company remaining unpaid from distributors.

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

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definite lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2016, the Company performed the required impairment review which resulted in no impairment adjustment.

Summary of changes in goodwill by reporting segments is as follows:

	Balance at		Foreign	Balance at
	June 30,		Currency	March 31,
Segment	2016	Additions	Adjustment	2017

Gufeng	$4,822,659	-	$(172,590)	4,650,069
Acquisition of VIE Companies	3,158,179	661,066	(113,023)	3,706,222
	$7,930,838	$661,066	$(422,984)	$8,356,291

The goodwill addition in the above table is due to the acquisition of two new VIE Companies in January 2017. Such addition amount will be subject to the year-end audit as of June 30, 2017 for adjustments if needed.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2017.

	Fair Value	Fair Value Measurements at
	As of March 31,	June 30, 2016
Description	2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$52,768	$-	$144,818	$-

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

At March 31, 2017, the only derivative financial instrument is the variable conversion feature embedded in the convertible notes payable (See Note 9). The fair value of the embedded conversion of $52,768 is recorded as a derivative liability at March 31, 2017. The fair value was determined using a binomial option pricing model with the following assumptions:

Risk-free rate	2.96%
Volatility	51.4%
Dividend yield	0.0%
Country risk premium	90.0%
Liquidity risk premium	3.0%

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of March 31, 2017 and June 30, 2016, the Company had customer deposits of $6,555,693 and $8,578,341, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended March 31,
	2017	2016
Net Income for Basic Earnings Per Share	$8,191,675	$8,251,771
Basic Weighted Average Number of Shares	38,532,033	36,962,166
Net Income Per Share – Basic	$0.21	$0.22
Net Income for Diluted Earnings Per Share	$8,191,675	$8,251,771
Diluted Weighted Average Number of Shares	38,532,033	36,962,166
Net Income Per Share – Diluted	$0.21	$0.22

	Nine Months Ended March 31,
	2017	2016
Net Income for Basic Earnings Per Share	$21,049,266	$19,764,978
Basic Weighted Average Number of Shares	37,941,957	36,610,131
Net Income Per Share – Basic	$0.55	$0.54
Net Income for Diluted Earnings Per Share	$21,049,266	$19,764,978
Diluted Weighted Average Number of Shares	37,941,957	36,610,131
Net Income Per Share – Diluted	$0.55	$0.54

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently assessing the materiality of the impact to our consolidated financial statements, and have not yet selected a transition approach.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2017	2016
Raw materials	$6,964,106	$29,926,762
Supplies and packing materials	$514,822	$444,373
Work in progress	$362,137	$408,820
Finished goods	$38,577,880	$56,656,360
Total	$46,418,945	$87,436,315

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2017	2016
Building and improvements	$40,930,618	$42,489,975
Auto	1,134,845	937,642
Machinery and equipment	18,136,674	19,015,420
Agriculture assets	738,571	765,983
Total property, plant and equipment	60,940,708	63,209,020
Less: accumulated depreciation	(27,031,343)	(25,639,281)
Total	$33,909,365	$37,569,739

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2017	2016
Land use rights, net	$9,834,810	$10,381,215
Technology patent, net	3,976	4,462
Customer relationships, net	5,725,467	6,403,343
Non-compete agreement	1,119,153	925,678
Trademarks	5,906,140	6,125,350
Total	$22,589,546	$23,840,048

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,620,153). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $151,782). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,057,170). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2017	2016
Land use rights	$11,829,105	$12,268,150
Less: accumulated amortization	(1,994,295)	(1,886,935)
Total land use rights, net	$9,834,810	$10,381,215

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB5,875,068 (or $852,555) and is being amortized over the patent period of 10 years using the straight line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,335,049) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	March 31,	June 30,
	2017	2016
Technology know-how	$2,191,906	$2,273,260
Less: accumulated amortization	(2,187,930)	(2,268,798)
Total technology know-how, net	$3,976	$4,462

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,432,410) and is amortized over the remaining useful life of ten years. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB19,917,253 (or $2,890,272) and is amortized over the remaining useful life of seven to ten years.

	March 31,	June 30,
	2017	2016
Customer relationships	$12,322,682	$12,257,100
Less: accumulated amortization	(6,597,215)	(5,853,757)
Total customer relationships, net	$5,725,467	$6,403,343

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $191,550) and is amortized over the remaining useful life of five years using the straight line method.  On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB8,765,582 (or $1,272,009) and is amortized over the remaining useful life of five years using the straight line method.

	March 31,	June 30,
	2017	2016
Non-compete agreement	$1,463,559	$1,124,338
Less: accumulated amortization	(344,406)	(198,660)
Total non-compete agreement, net	$1,119,153	$925,678

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $5,906,140) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ending March 31, are as follows:

Twelve Months Ending March 31,	Expense ($)
2018	1,647,388
2019	1,647,388
2020	1,628,631
2021	864,932
2022	552,158

NOTE 6 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2017	2016
Payroll payable	$103,915	$58,704
Welfare payable	148,980	154,510
Accrued expenses	4,666,446	4,450,306
Other payables	3,410,762	11,624,653
Other levy payable	121,702	126,219
Total	$8,451,805	$16,414,392

NOTE 7 – AMOUNT DUE TO RELATED PARTIES

As of March 31, 2017 and June 30, 2016, the amount due to related parties was $3,034,201 and $2,473,004, respectively.  As of March 31, 2017 and June 30, 2016, $1,015,798 and $1,092,243, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com", previously announced as Xi'an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,700,407). For the nine months ended March 31, 2017, Yuxing has sold approximately $2,552,963 products to 900LH.com.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Tao Li, Chairman and CEO of the Company, serves as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of RMB24,480 (approximately $3,552).

NOTE 8 – LOAN PAYABLES

As of March 31, 2017, the short-term loan payables consisted of three loans which mature on dates ranging from July 28, 2016 through March 5, 2018 with interest rates ranging from 5.22% to 6.3075%. Loan No. 1 below is collateralized by Tianjuyan’s real estate, and guaranteed by Jinong’s credit and Loan No. 2 below is guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2017
1	Postal Savings Bank of China-Pinggu Branch	March 24, 2017 - March 5, 2018	6.3075%	1,886,482
2	Beijing Bank- Pinggu Branch	July 28, 2016 – July 28, 2017	5.22%	1,451,140
	Total			$3,337,622

As of June 30, 2016, the short-term loan payables consisted of three loans which mature on dates ranging from May 18, 2016 through March 17, 2017 with interest rates ranging from 4.87% to 5.82%. Loans No. 1 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. Loan No. 2 below is guaranteed by Jinong’s credit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2016
1	Agriculture Bank of China-Pinggu Branch	May. 18, 2016 – Mar. 17, 2017	4.87%	$1,956,500
2	Beijing Bank - Pinggu Branch	Aug. 11, 2015 – Aug. 2, 2016	5.82%	1,505,000
3	Agriculture Bank of China-Pinggu Branch	Jan. 19, 2016 – Jan. 17, 2017	5.00%	1,204,000
	Total			$4,665,500

The interest expense from short-term loans was $464,430 and $943,413 for the nine months ended March 31, 2017 and 2016, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

In connection with the acquisition of the VIE Companies, the Company’s subsidiary, Jinong, issued to the VIE Companies’ shareholders convertible notes payable in the aggregate amount of RMB63,000,000 ($9,142,182), with a term of three years and an annual interest rate of 3%. The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stock Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the notes, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the maturity date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice.

The Company determined that the fair value of the convertible notes payable was RMB56,286,294 ($8,167,929) and RMB44,330,692 ($6,383,620) as of March 31, 2017 and June 30, 2016, respectively, which was due to the lower than market interest rate and the conversion feature. The difference between the fair value of the notes and the face amount of the notes will be amortized to interest expense over the three year life of the notes. As of March 31, 2017, the amortization of this discount into interest expense was $249,125.

NOTE 10 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the nine months ended March 31, 2017 and 2016 of $2,814,503 and $1,805,667, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $1,428,284 and $1,256,325 for the nine months ended March 31, 2017 and 2016, respectively.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through March 31, 2016.

Income Taxes and Related Payables

Taxes payable consisted of the following:

	March 31,	June 30,
	2017	2016
VAT provision	$(423,349)	$2,218
Income tax payable	3,803,310	3,445,480
Other levies	121,702	656,520
Total	$3,501,663	$4,104,218

The provision for income taxes consists of the following:

	March 31, 2017	June 30, 2016
Current tax - foreign	$4,772,160	$7,371,967
Deferred tax	-	-
	$4,772,160	$7,371,967

Tax Rate Reconciliation

Our effective tax rates were approximately 20.1% and 24.7% for the nine months ended March 31, 2017 and 2016, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the nine months ended March 31, 2017 and 2016 for the following reasons:

March 31, 2017
	China		United States
	15% - 25%		34%			Total

Pretax income (loss)	$25,831,101	-	(2,067,988)		-	$23,763,113

Expected income tax expense (benefit)	6,457,775	25.0%	(703,116)		34.0%	5,754,659
High-tech income benefits on Jinong	(1,653,707)	(6)%			-	(1,653,707)
Losses from subsidiaries in which no benefit is recognized	(31,908)	(0.1)%			-	(31,908)
Change in valuation allowance on deferred tax asset from US tax benefit	0	-	703,116	703,116	(34.0)%	703,116
Actual tax expense	$4,772,160	18%	$-		-%	$4,772,160	20.1%

March 31, 2016
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$24,931,875	-	3,973	-	$20,957,987

Expected income tax expense (benefit)	6,232,969	25.0%	(1,351,122)	34.0%	4,881,847
High-tech income benefits on Jinong	(1,729,430)	(6.94)%	-	-	(1,729,430)
Losses from subsidiaries in which no benefit is recognized	663,358	2.66%	-	-	663,358
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	1,351,122	(34.0)%	1,351,122
Actual tax expense	$5,166,897	21%	$-	-%	$5,166,897	24.7%

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees, among which were (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, (iv) 30,000 shares of restricted stock to Ms. Yiru Shi, and (v) 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (vi) 1,320,000 shares of restricted stock to key employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until March 31, 2017 for the employees. The value of the restricted stock awards was $3,675,000 and is based on the fair value of the Company’s common stock on the grant date. This amount is being amortized to compensation expense over the vesting periods for the various awards. As of June 30, 2016 the unamortized portion of the compensation expense was $235,264 which will be amortized to expense through December 15, 2016.

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

The following table sets forth changes in compensation-related restricted stock awards during the twelve-month periods ended March 31, 2017 and 2016:

		Fair	Grant Date
	Number of	Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2016	-	$-
Granted	-	-	$-
Forfeited	-
Vested	-	-
Outstanding (unvested) at March 31, 2017	-	$-

As of March 31, 2017, the unamortized expense related to the grant of restricted shares of common stock was nil. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

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

As of March 31, 2017, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 12 – CONCENTRATIONS

Cash and cash equivalents concentration

The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2017 and June 30, 2016 were $118,259,995 and $102,896,486, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.

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

Vendor and Customer Concentration

There is one vendor from which the Company purchased 15.4% of its raw materials for the three month ended March 31, 2017. Total purchases from this vendor amounted to $8,670,903 as of March 31, 2017.

There is one vendor from which the Company purchased 15.4% of its raw materials for the three months ended March 31, 2017. Total purchases from this vendor amounted to $8,670,903 as of March 31, 2017.

No customer accounted for over 10% of the Company’s sales for the three months ended March 31, 2017.

One customer accounted for 37.8% of the Company’s sales for the three months ended March 31, 2016.

NOTE 13 – SEGMENT REPORTING

As of March 31, 2017, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). As of June 30, 2016, with the acquisition of the VIE Companies, the Company added a new distribution segment. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
Revenues from unaffiliated customers:	2017	2016	2017	2016
Jinong	$26,316,821	$31,602,239	$84,570,215	$97,612,604
Gufeng	30,858,499	43,762,058	67,734,572	85,576,564
Yuxing	2,781,003	3,274,177	6,590,728	6,599,577
VIES	21,349,305	-	43,039,748	-
Consolidated	$81,305,628	$78,638,474	$201,935,263	$189,788,745

Operating income :
Jinong	$5,960,846	$5,854,750	$18,080,850	$17,509,024
Gufeng	2,457,008	4,805,591	5,448,907	10,468,423
Yuxing	244,978	543,855	732,788	1,461,365
VIES	1,242,773	-	3,683,537	-
Reconciling item (1)	-	-	-	-
Reconciling item (2)	(209,917)	(41,454)	(209,917)	(261,208)
Reconciling item (2)--stock compensation	(1,801)	(855,628)	(1,858,071)	(3,712,709)
Consolidated	$9,693,887	$10,307,114	$25,878,094	$25,464,895

Net income:
Jinong	$4,852,889	$5,023,016	$15,048,662	$15,023,381
Gufeng	2,160,630	3,577,278	4,145,555	7,247,542
Yuxing	245,239	548,559	732,828	1,467,943
VIES	1,144,635	-	3,190,209	-
Reconciling item (1)	-	-	-	29
Reconciling item (2)	(211,718)	(897,082)	(2,067,988)	(3,973,917)
Consolidated	$8,191,675	$8,251,771	$21,049,266	$19,764,978

Depreciation and Amortization:
Jinong	$1,764,443	$8,723,607	$11,752,674	$28,015,696
Gufeng	578,525	747,160	1,836,875	2,221,221
Yuxing	302,729	328,956	922,855	1,008,697
VIES	159,942	-	409,144	-
Consolidated	$2,805,639	$9,799,723	$14,921,548	$31,245,614

Interest expense:
Jinong	188,003	-	301,355	-
Gufeng	44,636	211,734	163,075	943,413
Consolidated	$232,639	$211,734	$464,430	$943,413

Capital Expenditure:
Jinong	$1,186	$616	$2,979	$7,259
Gufeng	2,300	1,962	7,299	1,962
Yuxing	-	938	6,226	7,387
VIES	14,252	-	14,252	-
Consolidated	$17,738	$3,516	$30,756	$16,608

	As of
	March 31,	June 30,
	2017	2016
Identifiable assets:
Jinong	$202,114,827	$198,599,977
Gufeng	148,636,436	149,891,328
Yuxing	42,462,630	45,448,157
VIES	33,542,223	24,675,499
Reconciling item (1)	223,973	170,444
Reconciling item (2)	(2,878)	(2,878)
Consolidated	$426,977,211	$418,782,527

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

On March 27, 2017, Jinong entered into lease agreement for 1550 mu (approximately 255 acres) paddy field, 1860 mu (approximately 306 acres) cultivated dry field, and approximately 2660 hectares uplands with the local authority at Shiquan County, Shaanxi Province, for a term of 50 years, from April 1, 2017 to March 31, 2066. The leasing fees for every ten-year period are approximately $3,338 per mu for paddy field, $1,451 per mu for cultivated dry field, $4,360 per hectare for uplands. Such ten-year fees become due prior to the beginning of every ten-year period. Jinong had paid half of the first ten-year period’s leasing fee, with an amount of RMB 67.1 million (approximately $9.7 million) by April 1, 2017, and the second half of the ten-year fee will be due by May 15, 2017.

On June 29, 2016, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of $3,552 (RMB24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $754 (RMB5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $429 (RMB2,958).

Accordingly, the Company recorded an aggregate of $42,626 and $16,896 as rent expenses for the nine months ended March 31, 2017 and 2016, respectively.

Lease expenses for the next five twelve month periods ending March 31, are as follows:

Twelve Months ending March 31,
2018	$2,004,990
2019	2,004,990
2020	2,004,990
2021	2,004,990
2022	2,004,990

NOTE 15 – BUSINESS COMBINATIONS

On January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and also into a series of contractual agreements to qualify as VIEs with the shareholders of two new VIE Companies, Sunwu County Xiangrong Agricultural Materials Co., Ltd., and Anhui Fengnong Seed Co., Ltd. (“Xiangrong and Fengnong”),.

Jinong, the two new VIE Companies, Xiangrong and Fengnong and the shareholders of the two new VIE Companies, Xiangrong and Fengnong, also entered into a series of contractual agreements for the VIE Companies to qualify as VIEs (the “VIE Agreements”). The VIE Agreements are as follows:

Entrusted Management Agreements

Pursuant to the terms of certain Entrusted Management Agreements dated January 1, 2017, between Jinong and the shareholders of the two new VIE Companies (the “Entrusted Management Agreements”), the two new VIE Companies and their shareholders agreed to entrust the operations and management of its business to Jinong. According to the Entrusted Management Agreement, Jinong possesses the full and exclusive right to manage the VIE Companies’ operations, assets and personnel, has the right to control all of the VIE Companies' cash flows through an entrusted bank account, is entitled to the VIE Companies' net profits as a management fee, is obligated to pay all of the VIE Companies’ payables and loan payments, and bears all losses of the VIE Companies. The Entrusted Management Agreements will remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the VIE Companies; or (iii) Jinong acquires all of the assets or equity of the VIE Companies (as more fully described below under “Exclusive Option Agreements”).

Exclusive Technology Supply Agreements

Pursuant to the terms of certain Exclusive Technology Supply Agreements dated January 1, 2017, between Jinong and the VIE Companies (the “Exclusive Technology Supply Agreements”), Jinong is the exclusive technology provider to the VIE Companies. The VIE Companies agreed to pay Jinong all fees payable for technology supply prior to making any payments under the Entrusted Management Agreement. The Exclusive Technology Supply Agreements shall remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the VIE Companies; or (iii) Jinong acquires the VIE Companies (as more fully described below under “Exclusive Option Agreements”).

Shareholder’s Voting Proxy Agreements

Pursuant to the terms of certain Shareholder’s Voting Proxy Agreements dated January 1, 2017, among Jinong and the shareholders of the VIE Companies (the “Shareholder’s Voting Proxy Agreements”), the shareholders of the VIE Companies irrevocably appointed Jinong as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of the VIE Companies, including the appointment and election of directors of the VIE Companies. Jinong agreed that it shall maintain a board of directors, the composition and appointment of which shall be approved by the Board of the Company. The Shareholder’s Voting Proxy Agreements will remain in effect until Jinong acquires all of the assets or equity of the VIE Companies.

Exclusive Option Agreements

Pursuant to the terms of certain Exclusive Option Agreements dated January 1, 2017, among Jinong, the VIE Companies, and the shareholders of the VIE Companies (the “Exclusive Option Agreements”), the shareholders of the VIE Companies granted Jinong an irrevocable and exclusive purchase option (the “Option”) to acquire the VIE Companies’ equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Jinong’s discretion so long as such exercise and subsequent acquisition of the VIE Companies does not violate PRC law. The consideration for the exercise of the Option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration. Jinong may transfer all rights and obligations under the Exclusive Option Agreements to any third parties without the approval of the shareholders of the VIE Companies so long as a written notice is provided. The Exclusive Option Agreements may be terminated by mutual agreements or by 30 days written notice by Jinong.

Equity Pledge Agreements

Pursuant to the terms of certain Equity Pledge Agreements dated January 1, 2017, among Jinong and the shareholders of the VIE Companies (the “Pledge Agreements”), the shareholders of the VIE Companies pledged all of their equity interests in the VIE Companies to Jinong, including the proceeds thereof, to guarantee all of Jinong's rights and benefits under the Entrusted Management Agreements, the Exclusive Technology Supply Agreements, the Shareholder’ Voting Proxy Agreements and the Exclusive Option Agreements. Prior to termination of the Pledge Agreements, the pledged equity interests cannot be transferred without Jinong's prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties.

Non-Compete Agreements

Pursuant to the terms of certain Non-Compete Agreements dated January 1, 2017, among Jinong and the shareholders of the VIE Companies (the “Non-Compete Agreements”), the shareholders of the VIE Companies agreed that during the period beginning on the initial date of their services with Jinong, and ending five (5) years after termination of their services with Jinong, without Jinong’s prior written consent, they will not provide services or accept positions including but not limited to partners, directors, shareholders, managers, proxies or consultants, provided by any profit making organizations with businesses that may compete with Jinong. They will not solicit or interfere with any of the Jinong’s customers, or solicit, induce, recruit or encourage any person engaged or employed by Jinong to terminate his or her service or engagement. In the event that the shareholders of the VIE Companies breach the non-compete obligations contained therein, Jinong is entitled to all loss and damages; in the event that the damages are difficult to determine, remedies bore the shareholders of the VIE Companies shall be no less than 50% of the salaries and other expenses Jinong provided in the past.

The Company entered into these VIE Agreements as a way for the Company to have more control over the distribution of its products. The transactions are accounted for as business combinations in accordance with ASC 805. A summary of the purchase price allocations at fair value is below:

Cash	$1,037,297
Accounts receivable	1,001,521
Prepaid expenses and other current assets	17,716
Inventories	961,936
Machinery and equipment	215,277
Intangible assets	883,689
Goodwill	661,066
Accounts payable	(708,724)
Customer deposits	(435,342)
Accrued expenses and other payables	(806,697)
Short-term loan	(160,641)
Purchase price	$2,667,098

A summary of the purchase consideration paid for the VIE Companies is below:

Cash	$1,160,912
Convertible notes	1,485,800
Derivative liability	20,386
$2,667,098

The cash component of the purchase price for these acquisitions was paid during March 2017.

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

The Company has concluded, based on the contractual arrangements, that Yuxing is a VIE and that the Company’s wholly-owned subsidiary, Jinong, absorbs a majority of the risk of loss from the activities of Yuxing, thereby enabling the Company, through Jinong, to receive a majority of Yuxing’s expected residual returns.

On June 30, 2016, and January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and also into a series of contractual agreements to qualify as VIEs with the shareholders of the VIE Companies.

Jinong, the VIE Companies, and the shareholders of the VIE Companies also entered into a series of contractual agreements for the VIE Companies to qualify as VIEs (the “VIE Agreements”).

As a result of these contractual arrangements with Yuxing and the VIE Companies, the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs are included in the accompanying consolidated financial statements as of March 31, 2017 and June 30, 2016:

	March 31,	June 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$841,855	$1,017,841
Accounts receivable, net	17,821,871	7,050,201
Inventories	25,470,980	26,370,202
Other current assets	1,635,899	1,875,912
Advances to suppliers	1,566,273	4,900,524
Total Current Assets	47,336,878	41,214,680
Plant, Property and Equipment, Net	12,361,600	13,377,817
Other assets	217,819	334,264
Intangible Assets, Net	12,777,313	12,913,776
Goodwill	3,706,222	3,158,179
Total Assets	$76,399,832	$70,998,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,839,580	$3,840,052
Customer deposits	2,186,165	3,486,150
Accrued expenses and other payables	2,947,891	5,580,642
Amount due to related parties	40,636,386	43,478,158
Short-term Loan	160,641	-
Total Current Liabilities	55,770,663	56,385,002

Long-term Liabilities
Long-term Loan	3,428	-
Stockholders' equity	20,625,741	14,613,714
Total Liabilities and Stockholders' Equity	$76,399,832	$70,998,716

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Revenue	$24,130,308	$3,274,177	$49,630,476	$6,599,577
Expenses	22,740,434	2,725,619	45,707,439	5,131,634
Net income (loss)	$1,389,874	$548,558	$3,923,037	$1,467,943

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the People’s Republic of China (the “PRC”); (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the PRC controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”), Shaanxi Lishijie Agrochemical Co., Ltd.(“Lishijie”), a VIE in the PRC controlled by Jinong, Songyuan Jinyangguang Sannong Service Co., Ltd., (“Jinyangguang”), a VIE in the PRC controlled by Jinong, Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai”), a VIE in the PRC controlled by Jinong, Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE in the PRC controlled by Jinong, Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), a VIE in the PRC controlled by Jinong, Xinjiang Xinyulei Eco-agriculture Science and Technology co., Ltd. (“Xinyulei”), a VIE in the PRC controlled by Jinong. Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”). Anhui Fengnong Seed Co., Ltd. (“Fengnong”). Yuxing, Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 78.9% and 97.0% of our total revenues for the nine months ended March 31, 2017 and 2016, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of March 31, 2017, we had developed and produced a total of 668 different fertilizer products in use, of which 132 were developed and produced by Jinong and 332 by Gufeng, and 251  by the VIE companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended March 31,		Change from 2016 to 2017
	2017	2016	Amount	%
	(metric tons)
Jinong	14,455	8,932	5,523	61.8%
Gufeng	90,235	121,668	(31,433)	(25.8)%
	104,690	130,600	(25,910)	(19.8)%

	Three Months Ended March 31,
	2017	2016
	(revenue per ton)
Jinong	$1,821	$3,538
Gufeng	342	360

	Nine months Ended March 31,		Change from 2016 to 2017
	2017	2016	Amount	%
	(metric tons)
Jinong	39,740	28,535	11,205	39.3%
Gufeng	198,933	230,065	(19,642)	(11.0)%
	238,673	258,600	(19,927)	(7.7)%

	Nine months Ended March 31,
	2017	2016
	(revenue per ton)
Jinong	$2,128	$3,420
Gufeng	340	372

For the three months ended March 31, 2017, we sold approximately 104,690 metric tons of fertilizer products, as compared to 130,600 metric tons for the three months ended March 31, 2016. For the three months ended March 31, 2017, Jinong sold approximately 14,455 metric tons of fertilizer products, an increase of 5,523 metric tons, or 61.8%, as compared to 8,932 metric tons for the three months ended March 31, 2016. For the three months ended March 31, 2017, Gufeng sold approximately 90,235 metric tons of fertilizer products, as compared to 121,668 metric tons for the three months ended March 31, 2016.

For the nine months ended March 31, 2017, we sold approximately 238,673 metric tons of fertilizer products, as compared to 258,600 metric tons for the nine months ended March 31, 2016. For the nine months ended March 31, 2017, Jinong sold approximately 39,740 metric tons of fertilizer products, an increase of 11,205 metric tons, or 39.3%, as compared to 28,535 metric tons for the nine months ended March 31, 2016. For the nine months ended March 31, 2017, Gufeng sold approximately 198,933 metric tons of fertilizer products, as compared to 230,065 metric tons for the nine months ended March 31, 2016.

Our sales of fertilizer products to customers in five provinces accounted for approximately 60.4% of our fertilizer revenue for the three months ended March 31, 2017. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (24.3%), Heilongjiang (10.6%), Liaoning (9.6%), Inner Mongolia (8.7%), and Shaanxi (7.25%).

As of March 31, 2017, we had a total of 1,921 distributors covering 27 provinces, four autonomous regions and three central government-controlled municipalities in China. Jinong had 1,090 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.6% of its fertilizer revenues for the three months ended March 31, 2017. Gufeng had 307  distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 72.5% of its revenues for the three months ended March 31, 2017.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 83.2% of our agricultural products revenue for the three months ended March 31, 2017 were Shaanxi (71.7%), Sichuan (7.7%), and Gansu (3.9%).

Recent Developments

New products and distributors

During the three months ended March 31, 2017, Jinong did not launch any new fertilizer products. However, Jinong added four new distributors during this period. Gufeng did not launch any new fertilizer products, but added two new distributors.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while be in possession of the equity interests and will continue to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregated amount of RMB8,000,000 (approximately $1,152,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregated face value of RMB12,000,000 (approximately $1,728,000) with an annual fixed compound interest rate of 3% and term of three years. Jinong had made the payments above and issued the convertible notes correspondingly.

Business development

Results of Operations

Three Months ended March 31, 2017 Compared to the Three Months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change$	Change%
Sales
Jinong	26,316,821	31,602,239	(5,285,418)	-16.7%
Gufeng	30,858,499	43,762,058	(12,903,559)	-29.5%
Yuxing	2,781,003	3,274,177	(493,174)	-15.1%
VIEs	21,349,305	-	21,349,305
Net sales	81,305,628	78,638,474	2,667,154	3.4%
Cost of goods sold
Jinong	12,143,167	13,353,222	(1,210,055)	-9.1%
Gufeng	26,319,435	38,109,311	(11,789,876)	-30.9%
Yuxing	2,230,319	2,441,652	(211,333)	-8.7%
VIEs	19,260,074	-	19,260,074
Cost of goods sold	59,952,995	53,904,185	6,048,810	11.2%
Gross profit	21,352,633	24,734,289	(3,381,656)	-13.7%
Operating expenses
Selling expenses	6,130,825	3,441,511	2,689,314	78.1%
Selling expenses - amortization of deferred asset	1,556,031	8,780,893	(7,224,862)	-82.3%
General and administrative expenses	3,971,890	2,204,771	1,767,119	80.1%
Total operating expenses	11,658,746	14,427,175	(2,768,429)	-19.2%
Income from operations	9,693,887	10,307,114	(613,227)	-5.9%
Other income (expense)
Other income (expense)	330,538	(2,473)	333,011	-13465.9%
Interest income	79,280	263,768	(184,488)	-69.9%
Interest expense	(232,639)	(211,734)	(20,905)	9.9%
Total other income (expense)	177,179	49,561	127,618	257.5%
Income before income taxes	9,871,066	10,356,675	(485,609)	-4.7%
Provision for income taxes	1,679,391	2,104,904	(425,513)	-20.2%
Net income	8,191,675	8,251,771	(60,096)	-0.7%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(2,801,325)	2,722,073	(5,523,398)	-203%
Comprehensive income (loss)	5,390,350	10,973,844	(5,583,494)	-50.9%

Basic weighted average shares outstanding	38,532,033	36,962,166	1,569,867	4.2%
Basic net earnings per share	0.21	0.22	(0.01)	-4.7%
Diluted weighted average shares outstanding	38,532,033	36,962,166	1,569,867	4.2%
Diluted net earnings per share	0.21	0.22	(0.01)	-4.7%

Net Sales

Total net sales for the three months ended March 31, 2017 were $81,305,628, an increase of $2,667,154, or 3.4%, from $78,638,474 for the three months ended March 31, 2016.

This increase was largely due to the inclusion of VIEs’ net sales during the three months ended March 31, 2017, which contributed approximately $21.3 million, or 26.3%, of the total net sales. The total net sales without including VIEs’ net sales for the three months ended March 31, 2017 were $59,956,323, a decrease of $18,682,151, or 23.8%, from the same period a year ago.

For the three months ended March 31, 2017, Jinong’s net sales decreased by $5,285,418, or 16.7%, to $26,316,821 from $31,602,239 for the three months ended March 31, 2016. This decrease was mainly attributable to the decrease in Jinong’s sales volume, which was result of Jinong’s implementation of its sales strategy that rebalances the production of fertilizer types during the last three months.

For the three months ended March 31, 2017, Gufeng’s net sales were $30,858,499, a decrease of $12,903,559 or 29.5% from $43,762,058 for the three months ended March 31, 2016. This decrease was mainly attributable to Gufeng’s lowering selling prices and volumes to answer market demand during the three months ended March 31, 2017.

For the three months ended March 31, 2017, Yuxing’s net sales were $2,781,003, a decrease of $493,174 or 15.1%, from $3,274,177 during the three months ended March 31, 2016. The decrease was mainly attributable to the decrease in market demand and the lower prices on Yuxing’s top-grade flowers.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2017 was $59,952,995, an increase of $6,048,810, or 11.2%, from $53,904,185 for the three months ended March 31, 2016. The increase was mainly due to the production and sale of VIEs’ products, which accounted for $19,260,074, or 32.1% of total cost of goods sold. The total cost of goods sold without including VIEs’ cost of goods sold for the three months ended March 31, 2017 was $40,692,921, a decrease of $13,211,264, or 24.5%, from the same period a year ago.

Cost of goods sold by Jinong for the three months ended March 31, 2017 was $12,143,167, a decrease of $1,210,055, or 9.1%, from $13,353,222 for the three months ended March 31, 2016. The decrease in cost of goods sold was primarily attributable to the decreased in net sales during the last three months.

Cost of goods sold by Gufeng for the three months ended March 31, 2017 was $26,319,435, a decrease of $11,789,876, or 30.9%, from $38,109,311 for the three months ended March 31, 2016. This decrease was primarily attributable to the less products sold during the last three months.

For the three months ended March 31, 2017, cost of goods sold by Yuxing was $2,230,319, a decrease of $211,333, or 8.7%, from $2,441,652 for the three months ended March 31, 2016. This decrease was mainly due to the decrease in Yuxing’s net sales during the last three months.

Gross Profit

Total gross profit for the three months ended March 31, 2017 decreased by $3,381,656 to $21,352,633, as compared to $24,734,289 for the three months ended March 31, 2016. Gross profit margin was 26.3% and 31.5% for the three months ended March 31, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to the Jinong, Gufeng and Yuxing’s decreased gross margins for the three months ended March 31, 2017, compared to the same period last year.

Gross profit generated by Jinong decreased by $4,075,363, or 22.3%, to $14,173,654 for the three months ended March 31, 2017 from $18,249,017 for the three months ended March 31, 2016. Gross profit margin from Jinong’s sales was approximately 53.9% and 57.7% for the three months ended March 31, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to the higher raw material cost and packaging cost.

For the three months ended March 31, 2017, gross profit generated by Gufeng was $4,539,064, a decrease of $1,113,683, or 19.7%, from $5,652,747 for the three months ended March 31, 2016. Gross profit margin from Gufeng’s sales was approximately 14.7% and 12.9% for the three months ended March 31, 2017 and 2016, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the three months ended March 31, 2017, gross profit generated by Yuxing was $550,684, a decrease of $281,841, or 33.9% from $832,525 for the three months ended March 31, 2016.  The gross profit margin was approximately 19.8% and 25.4% for the three months ended March 31, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to the higher labor cost during the three months ended March 31, 2017.

Gross profits generated by VIEs were $2,089,231 with a gross profit margin of approximately 9.8% for the three months ended March 31, 2017.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $6,130,825, or 7.5%, of net sales for the three months ended March 31, 2017, as compared to $3,441,511, or 4.4%, of net sales for the three months ended March 31, 2016, an increase of $2,689,314, or 78.1%. The selling expenses of VIEs were $912,957, or 1.8%, of VIEs’ net sales. The selling expenses of Yuxing were $10,690, or 0.4%, of Yuxing’s net sales for the three months ended March 31, 2017, as compared to $47,110, or 1.4%, of Yuxing’s net sales for the three months ended March 31, 2016. The selling expenses of Gufeng were $80,781, or 0.3%, of Gufeng’s net sales for the three months ended March 31, 2017, as compared to $186,626, or 0.4%, of Gufeng’s net sales for the three months ended March 31, 2016. The selling expenses of Jinong for the three months ended March 31, 2017 were $16,894,249, or 64.2%, of Jinong’s net sales, as compared to selling expenses of $3,207,775, or 10.2%, of Jinong’s net sales for the three months ended March 31, 2016.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $1,556,031, or 1.9%, of net sales for the three months ended March 31, 2017, as compared to $8,780,893 or 11.2%, of net sales for the three months ended March 31, 2016, a decrease of $7,224,862, or 82%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $3,971,890, or 4.9%, of net sales for the three months ended March 31, 2017, as compared to $2,204,771, or 2.8%, of net sales for the three months ended March 31, 2016, an increase of $1,767,119, or 80%. The increase in general and administrative expenses was mainly due to VIEs, which had $657,652 of general and administrative expenses during the last three months.

Total Other Income

Total other income consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other income for the three months ended March 31, 2017 was $177,179, as compared to $49,561 for the three months ended March 31, 2016, an increase of $127,618, or 257.5%. The increase in total other income partly resulted from large increase of non-operating income during the three months ended March 31, 2017.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $935,038 for the three months ended March 31, 2017, as compared to $896,220 for the three months ended March 31, 2016, an increase of $38,818, or 4.3%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $615,713 for the three months ended March 31, 2017, as compared to $1,208,685 for the three months ended March 31, 2016, a decrease of $592,972, or 49.1%.

Yuxing has no income tax for the three months ended March 31, 2017 as a result of being exempted from paying income tax due to the fact its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended March 31, 2017 was $8,191,675, a decrease of $60,096, or 0.7%, compared to $8,251,771 for the three months ended March 31, 2016. Net income as a percentage of total net sales was approximately 10.1% and 10.5% for the three months ended March 31, 2017 and 2016, respectively.

Nine months ended March 31, 2017 Compared to the Nine months ended March 31, 2016.

	Nine Months Ended March 31,
	2017	2016	Change$	Change%
Sales
Jinong	$84,570,215	97,612,604	(13,042,389)	-13.4%
Gufeng	67,734,572	85,576,564	(17,841,992)	-20.8%
Yuxing	6,590,728	6,599,577	(8,849)	-0.1%
VIEs	43,039,748	-	43,039,748
Net sales	201,935,263	189,788,745	12,146,518	6.4%
Cost of goods sold
Jinong	37,744,757	41,328,293	(3,583,536)	-8.7%
Gufeng	57,843,171	72,567,833	(14,724,662)	-20.3%
Yuxing	5,209,973	4,334,600	875,373	20.2%
VIEs	37,173,460	-	37,173,460
Cost of goods sold	137,971,361	118,230,726	19,740,635	16.7%
Gross profit	63,963,902	71,558,019	(7,594,117)	-10.6%
Operating expenses
Selling expenses	15,108,275	11,070,369	4,037,906	36.5%
Selling expenses - amortization of deferred asset	11,140,251	27,158,360	(16,018,109)	-59.0%
General and administrative expenses	11,837,282	7,864,395	3,972,887	50.5%
Total operating expenses	38,085,808	46,093,124	(8,007,316)	-17.4%
Income from operations	25,878,094	25,464,895	413,199	1.6%
Other income (expense)
Other income (expense)	175,366	(6,307)	181,673	-2880.5%
Interest income	232,396	416,700	(184,304)	-44.2%
Interest expense	(464,430)	(943,413)	478,983	-50.8%
Total other income (expense)	(56,668)	(533,020)	476,352	-89.4%
Income before income taxes	25,821,426	24,931,875	889,551	3.6%
Provision for income taxes	4,772,160	5,166,897	(394,737)	-7.6%
Net income	21,049,266	19,764,978	1,284,288	6.5%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(19,248,388)	(20,006,295)	757,907	-3.8%
Comprehensive income (loss)	$1,800,878	(241,317)	2,042,195	-846.3%

Basic weighted average shares outstanding	37,941,957	36,610,131	1,331,826	3.6%
Basic net earnings per share	$0.55	0.54	0.01	1.9%
Diluted weighted average shares outstanding	37,941,957	36,610,131	1,331,826	3.6%
Diluted net earnings per share	0.55	0.54	0.01	1.9%

Net Sales

Total net sales for the nine months ended March 31, 2017 were $201,935,263, an increase of $12,146,518, or 6.4%, from $189,788,745 for the nine months ended March 31, 2016.

This increase was largely due to the inclusion of VIEs’ net sales during the nine months ended March 31, 2017, which contributed approximately $43 million, or 21.3%, of the total net sales. The total net sales without including VIEs’ net sales for the nine months ended March 31, 2017 were $158,895,515, a decrease of $30,893,230, or 16.3%, from the same period a year ago.

For the nine months ended March 31, 2017, Jinong’s net sales decreased of $13,042,389, or 13.4%, to $84,570,215 from $97,612,604 for the nine months ended March 31, 2016. This decrease was mainly attributable to the decrease in Jinong’s sales volume, which was result of Jinong’s implementation of its sales strategy that rebalances the production of fertilizer types during the last nine months.

For the nine months ended March 31, 2017, Gufeng’s net sales were $67,734,572, a decrease of $17,841,992, or 20.8%, from $85,576,564 for the nine months ended March 31, 2016. This decrease was mainly attributable to Gufeng’s lowering selling prices and volumes to answer market demand during the nine months ended March 31, 2017.

For the nine months ended March 31, 2017, Yuxing’s net sales were $6,590,728, a slight decrease of $8,849, or 0.1%, from $6,599,577 during the nine months ended March 31, 2016.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2017 was $137,971,361, an increase of $19,740,635, or 16.7%, from $118,230,726 for the nine months ended March 31, 2016. This increase was mainly due to the production and sale of VIEs’ products, which accounted for $37,173,460, or 26.9%, of total cost of goods sold. The total cost of goods sold without including VIEs’ cost of goods sold for the three months ended March 31, 2017 was $100,797,901, a decrease of $17,432,825, or 14.7%, from the same period a year ago.

Cost of goods sold by Jinong for the nine months ended March 31, 2017 was $37,744,757, a decrease of $3,583,536, or 8.7%, from $41,328,293 for the nine months ended March 31, 2016. The decrease was primarily attributable to its lower net sales.

Cost of goods sold by Gufeng for the nine months ended March 31, 2017 was $57,843,171, a decrease of $14,724,662, or 20.3%, from $72,567,833 for the nine months ended March 31, 2016. This decrease was primarily attributable to the less products sold during the last nine months.

For the nine months ended March 31, 2017, cost of goods sold by Yuxing was $5,209,973, an increase of $875,373, or 20.2%, from $4,334,600 for the nine months ended March 31, 2016. This increase was mainly due to the increase in Yuxing’s net sales and the higher labor costs.

Gross Profit

Total gross profit for the nine months ended March 31, 2017 decreased by $7,594,117 to $63,963,902, as compared to $71,558,019 for the nine months ended March 31, 2016. Gross profit margin was 31.7% and 37.7% for the nine months ended March 31, 2017 and 2016, respectively.

Gross profit generated by Jinong decreased by $9,458,853, or 16.8%, to $46,825,458 for the nine months ended March 31, 2017 from $56,284,311 for the nine months ended March 31, 2016. Gross profit margin from Jinong’s sales was approximately 55.4% and 57.7% for the nine months ended March 31, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the nine months ended March 31, 2017, gross profit generated by Gufeng was $9,891,401, a decrease of $3,117,330, or 24%, from $13,008,731 for the nine months ended March 31, 2016. Gross profit margin from Gufeng’s sales was approximately 14.6% and 15.2% for the nine months ended March 31, 2017 and 2016, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the nine months ended March 31, 2017, gross profit generated by Yuxing was $1,380,755, a decrease of $884,222, or 39% from $2,264,977 for the nine months ended March 31, 2016.  The gross profit margin was approximately 20.9% and 34.3% for the nine months ended March 31, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to the higher labor cost during the nine months ended March 31, 2017.

Gross profit generated by VIEs were $5,866,288 with a gross profit margin of approximately 13.6% for the nine months ended March 31, 2017.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $15,108,275, or 7.5%, of net sales for the nine months ended March 31, 2017, as compared to $11,070,369 or 5.8% of net sales for the nine months ended March 31, 2016, an increase of $4,037,906, or 36.5%. This increase was primarily due to Jinong, and the inclusion of VIEs’ selling expenses for the nine months ended March 31, 2017. The selling expenses of VIEs were $912,957, or 1.8%, of VIEs’ net sales. The selling expenses of Yuxing were $29,665 or 0.5% of Yuxing’s net sales for the nine months ended March 31, 2017, as compared to $190,281, or 2.9% of Yuxing’s net sales for the nine months ended March 31, 2016.The selling expenses of Gufeng were $294,189 or 0.4% of Gufeng’s net sales for the nine months ended March 31, 2017, as compared to $450,283, or 0.5% of Gufeng’s net sales for the nine months ended March 31, 2016. The selling expenses of Jinong for the nine months ended March 31, 2017 were $25,037,160 or 29.6% of Jinong’s net sales, as compared to selling expenses of $10,429,805, or 10.7% of Jinong’s net sales for the nine months ended March 31, 2016. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $11,140,251, or 5.5%, of net sales for the nine months ended March 31, 2017, as compared to $27,158,360, or 14.3%, of net sales for the nine months ended March 31, 2016, a decrease of $16,018,109, or 59%. This decrease was due to the fact that some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the nine months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $11,837,282, or 5.9% of net sales for the nine months ended March 31, 2017, as compared to $7,864,395, or 4.1%, of net sales for the nine months ended March 31, 2016, an increase of $3,972,887, or 50.5%. The increase in general and administrative expenses was mainly due to VIEs, which had $1,917,762 general and administrative expenses during the last nine months.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the nine months ended March 31, 2017 was $56,668, as compared to $533,020 for the nine months ended March 31, 2016, a decrease of $476,352, or 89.4%.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $2,814,503 for the nine months ended March 31, 2017, as compared to $2,701,887 for the nine months ended March 31, 2016, an increase of $112,616, or 4.2%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,408,216 for the nine months ended March 31, 2017, as compared to $2,465,010 for the nine months ended March 31, 2016, a decrease of $1,056,794, or 42.9%.

Yuxing has no income tax for the nine months ended March 31, 2017 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the nine months ended March 31, 2017 was $21,049,266, an increase of $1,284,288, or 6.5%, compared to $19,764,978 for the nine months ended March 31, 2016. Net income as a percentage of total net sales was approximately 10.4% and 10.4 % for the nine months ended March 31, 2017 and 2016, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2017, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget with regard to development, production and sales.

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

For Jinong, the net income increased by $25,281 or 0.2% to $15,048,662 for the nine months ended March 31, 2017 from $15,023,381 for the nine months ended March 31, 2016.

For Gufeng, the net income decreased by $3,101,988 or 41.7% to $4,145,555 for the nine months ended March 31, 2017 from $7,247,543 for the nine months ended March 31, 2016.

For Yuxing, the net income decreased by $735,115 or 50.1% to $732,828 for the nine months ended March 31, 2017 from $1,467,943 for the nine months ended March 31, 2016.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2017, cash and cash equivalents were $118,259,995, an increase of $15,363,509, or 14.9%, from $102,896,486 as of June 30, 2016.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$17,499,348	$19,886,347
Net cash used in investing activities	(359,030)	(16,608)
Net cash provided by (used in) financing activities	1,928,115	(17,493,160)
Effect of exchange rate change on cash and cash equivalents	(3,704,924)	(4,888,986)
Net increase (decrease) in cash and cash equivalents	15,363,509	2,512,407
Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$118,259,995	$90,470,157

Operating Activities

Net cash provided by operating activities was $17,499,348 for the nine months ended March 31, 2017, a decrease of $2,386,999, or 12%, compared to $19,886,347 for the nine months ended March 31, 2016. The decrease was mainly attributable to the increase in net income, account receivable and customer deposits, offset by a decrease in inventories and advances to suppliers during the nine months ended March 31, 2017 as compared to the same period in 2016.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2017 was $359,030, an increase of $342,422, or 2061.8%, from $16,608 for the nine months ended March 31, 2016. During the nine months ended March 31, 2017, we purchased more plants, property and equipment compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2017 was $1,928,115, compared to cash used in financing activities of $17,493,160 for the nine months ended March 31, 2016, which was largely due to we had nil proceeds and repayment of loans for the three months ended March 31, 2017.

As of March 31, 2017 and June 30, 2016, our loans payable were as follows:

	March 31, 2017	June 30, 2016
Short term loans payable:	$5,965,201	$4,665,500
Total	$5,965,201	$4,665,500

Accounts Receivable

We had accounts receivable of $161,809,851 as of March 31, 2017, as compared to $118,418,228 as of June 30, 2016, an increase of $43,391,623 or 36.64%, which is mainly attributable to Gufeng. As of March 31, 2017, Gufeng had accounts receivable of $88,944,961, an increase of $41,598,899, compared to $47,346,062 as of June 30, 2016.

Allowance for doubtful accounts in accounts receivable for the nine months ended March 31, 2017 was $6,859,447, an increase of $5,496,595 from $1,362,852 as of June 30, 2016, and the allowance for doubtful accounts as a percentage of accounts receivable was 4.2% as of March 31, 2017 and 1.2% as of June 30, 2016.

Deferred assets

We had deferred assets of $1,967,215 as of March 31, 2017, as compared to $13,431,621 as of June 30, 2016. We have been assisting our distributors in certain marketing efforts and developing standard stores to enhance our competitive advantages and market shares since March 31, 2016. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years as long as the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup to guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had inventory of $46,418,945 as of March 31, 2017, as compared to $87,436,315 as of June 30, 2016, a decrease of $41,017,370, or 46.9%. The decrease was primarily attributable to Gufeng’s inventory. Gufeng’s inventory was $19,873,778 as of March 31, 2017, compared to $60,183,741 as of June 30, 2016.

Advances to Suppliers

We had advances to suppliers of $28,540,308 as of March 31, 2017 as compared to $26,863,959 as of June 30, 2016, representing an increase of $1,676,349 or 6.2%, which was due to the large acquisition of raw material during the last nine months. To ensure our ability to deliver compound fertilizer to the distributor timely prior to the planting season, we need to have sufficient raw material in stock to stabilize the production. To build up the inventory, we typically make advance payment to the suppliers to secure the supply of raw material of basic fertilizer. Our inventory level may fluctuate from time to time, depending how quickly the raw material gets consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw material’s future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $11,783,861 as of March 31, 2017 as compared to $5,246,153 as of June 30, 2016, representing an increase of $6,537,708, or 124.6%. The increase was primarily due to the VIEs, which had $9,839,580 accounts payable as of March 31, 2017.

Unearned Revenue (Customer Deposits)

We had unearned revenue of $6,555,693 as of March 31, 2017 as compared to $8,578,341 as of June 30, 2016, representing a decrease of $2,022,648, or 23.6%.  The decrease was mainly attributable to Gufeng’s $2,718,018unearned revenue as of March 31, 2017, compared to $4,381,169 unearned revenue as of June 30, 2016, caused by the advance deposits made by clients. This decrease was a seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Accounts receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Any accounts receivable of Jinong and Gufeng that are outstanding for more than 180 days will be accounted as allowance for bad debts, and any accounts receivable of Yuxing that are outstanding for more than 90 days will be accounted as allowance for bad debts.

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

As of March 31, 2017, we were organized into four main business segments: Jinong (fertilizer production), Gufeng (fertilizer production) Yuxing (agricultural products production), and VIEs.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2016, our accumulated other comprehensive income was $22.1 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. In 2016, China’s currency dropped by a cumulative 6.8% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2017 and June 30, 2016 was $4.5 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2017. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended March 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: May__, 2017	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: May__, 2017	By:	/s/ Zhuoyu “Richard” Li
	Name:	Zhuoyu “Richard” Li
	Title:	President
(deputy executive officer)

Date: May__, 2017	By:	/s/ Ken Ren
	Name:	Ken Ren
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

