Form 10-K
period 2017-06-30
China Green Agriculture, Inc.
filed 2017-10-19
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Xi’an, Shaanxi Province, PRC 710065

(Address of principal executive offices) (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Do not check if a smaller reporting company	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $31,605,055 as of December 31, 2016, based on the closing price $1.20 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on October 19, 2017, was 38,551,265.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2017

PART I

Item 1.	Business

China Green Agriculture, Inc. (‘we” or “the Company”) is primarily engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the People’s Republic of China (“PRC”) through its wholly-owned Chinese subsidiaries, Jinong Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), and Beijing Gufeng Chemical Products Co., Ltd., (“Gufeng”), both of which are engaged in fertilizer production. In addition, we operate through variable interest entities (the “VIEs”), including Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), engaged in agricultural products production, and another eight VIE companies that we acquired since June 2016. Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong; and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced through Gufeng. In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

Since June 2016, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following eight companies that are organized under the laws of the PRC and are deemed as VIEs: Shaanxi Lishijie Agrochemical Co., Ltd., Songyuan Jinyangguang Sannong Service Co., Ltd., Shenqiu County Zhenbai Agriculture Co., Ltd., Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd., Aksu Xindeguo Agricultural Materials Co., Ltd., and Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd., Sunwu County Xiangrong Agricultural Materials Co., Ltd., and Anhui Fengnong Seed Co., Ltd. (collectively hereafter referred to as “the VIE Companies.”)

Fertilizer production is our core business and we generated approximately $211,088,271, $260,378,357, and $259,030,774, or 74%, 96.9%, and 98.4% of our total revenues for the years ended June 30, 2017, 2016 and 2015, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2017.

As of June 30, 2017, we sold our products through a network of 1,947 regional distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 35% of our fertilizer revenues for the fiscal year ended June 30, 2017.

As of June 30, 2017, we have developed 717 different fertilizer products. We conduct our research and development activities through Yuxing, one of Jinong’s VIEs, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

During the fiscal years ended June 30, 2017, 2016, and 2015, our revenues were $285,213,040, $268,785,020, and $263,354,28, respectively; our net income were $25,152,154, $24,704,193, and $31,445,126, respectively.

Recent Developments

Strategic Acquisitions:

On June 30, 2016 and January 1, 2017, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machinery, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 is RMB1=US$0.1508, according to the exchange rate published by Bank of China.

January 1, 2017:

Company Name	Business Scope	Cash Payment for	Principal of Notes for
		Acquisition	Acquisition
		(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 is RMB1=US$0.144, according to the exchange rate published by Bank of China.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof (but excluding any claims or encumbrances), and the operations and management of its business to Jinong, in exchange for an aggregate amount of RMB45,000,000 (approximately $6,731,600), to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB63,000,000 (approximately $9,418,800), with an annual fixed compound interest rate of 3% and a term of three years.

The SAA contains representations and warranties by both Jinong and the shareholders of the Targets, including:

Should the shareholders of the Targets fail to satisfy the conditions listed in the exhibit to the SAA, i.e., the entry into the VIE Agreements, or breach of any the representations or warranties in the SAA, other than the direct and consequential damages that may cause to Jinong, they are to pay RMB100,000 (approximately $15,080) as liquidated damages.

The shareholders of the Targets also agreed to ensure that its management and principal technology employees enter into noncompetition agreements prohibiting them from any direct or indirect operation or ownership of any business that is in competition with the Targets.

The shareholders of the Targets also represented that there are no claims or encumbrances against their interests, as defined in the SAA, and that there are no actions or other legal proceedings pending against the Targets that would have a material adverse effect on the Target’s capacity to fulfill their contractual obligations. The Targets are to have a minimum of 10% annual compound growth rate (the “Growth Rate”) within the three years after the closing of the acquisitions (the “Closing”).

Pursuant to the SAA, all the existing employees continue to be the employees of the Targets after the Closing based on their current employment terms, subject to the decisions of the new Boards of Directors of the Targets to be formed after the Closing.

Under the agreements relating to the convertible notes, each convertible note has a face value of RMB100, with a term of three years and an annual fixed compound interest rate of 3%. The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stock Jinong issues in the future, in terms of interest and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of each note (the “Maturity Date”), noteholders may convert the notes into Common Stock of the Company. The noteholders may not convert the notes prior to the Maturity Date. If a note is converted into the Company’s common stock, the noteholder will become a holder of the Company’s common stock.

The per share conversion price of the notes is the greater of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice.

If the profits of the Targets hit certain levels of sales set by the parties, i.e., the Growth Rate, Jinong may, at its discretion, convert the notes to (i) cash, (ii) the Company’s common stock, or (iii) to a combination of cash and the Company’s common stock, in the amount of the face value of the notes with compound interest for three years.

Upon the Maturity Date of the note, the noteholder can (i) request Jinong to convert all or a part of the note; (ii) continue to hold the note until the holder elects to deliver a conversion request; however, if the holder chooses to hold the note after the Maturity Date, no interest accrues on the note after the three-year term.

In the event that the actions of the Targets or noteholders materially impair Jinong or if any of the Targets fail to achieve the Growth Rate, Jinong may request noteholders to redeem the shares they hold of the Targets for (i) an amount represented by the convertible notes including the accrued interest and the cash payment Jinong made on the Closing of the acquisition and (ii) 15% of the amount under (i) mentioned immediately prior to this item. However, the noteholder can elect to offset the payment of the interest of the note by the annual increase rate the Targets realizes, despite a lower rate.

VIE Structure with the Targets

Jinong, the Targets, and the shareholders of the Targets also entered into a series of contractual agreements for the Targets to qualify as variable interest entities or VIEs (the “VIE Agreements”). The VIE Agreements can be summarized as follows:

Entrusted Management Agreements

Pursuant to the terms of certain Entrusted Management Agreements dated June 30, 2016 and January 1, 2017, between Jinong and the shareholders of the Targets (the “Entrusted Management Agreements”), the Targets and their shareholders agreed to entrust the operations and management of their respective businesses to Jinong. According to the Entrusted Management Agreement, Jinong possesses the full and exclusive right to manage the Targets’ operations, assets and personnel, has the right to control all the Targets' cash flows through an entrusted bank account, is entitled to the Targets' net profits as a management fee, is obligated to pay all the Targets’ payables and loan payments, and bears all losses of the Targets. The Entrusted Management Agreements will remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the Targets; or (iii) Jinong acquires all the assets or equity of the Targets (as more fully described below under “Exclusive Option Agreements”).

Exclusive Technology Supply Agreements

Pursuant to the terms of certain Exclusive Technology Supply Agreements dated June 30, 2016 and January 1, 2017, between Jinong and the Targets (the “Exclusive Technology Supply Agreements”), Jinong is the exclusive technology provider to the Targets. The Targets agreed to pay Jinong all fees payable for technology supply prior to making any payments under the Entrusted Management Agreement. The Exclusive Technology Supply Agreements remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the Targets; or (iii) Jinong acquires the Targets (as more fully described below under “Exclusive Option Agreements”).

Shareholder’s Voting Proxy Agreements

Pursuant to the terms of certain Shareholder’s Voting Proxy Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the Targets (the “Shareholder’s Voting Proxy Agreements”), the shareholders of the Targets irrevocably appointed Jinong as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of the Targets, including the appointment and election of directors of the Targets. Jinong agreed that it will maintain a board of directors, the composition and appointment of which will be approved by the Board of the Company. The Shareholder’s Voting Proxy Agreements will remain in effect until Jinong acquires all the assets or equity of the Targets.

Exclusive Option Agreements

Pursuant to the terms of certain Exclusive Option Agreements dated June 30, 2016 and January 1, 2017, among Jinong, the Targets, and the shareholders of the Targets (the “Exclusive Option Agreements”), the shareholders of the Targets granted Jinong an irrevocable and exclusive purchase option (the “Option”) to acquire the Targets’ equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Jinong’s discretion so long as such exercise and subsequent acquisition of the Targets does not violate PRC law. The consideration for the exercise of the Option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration. Jinong may transfer all rights and obligations under the Exclusive Option Agreements to any third parties without the approval of the shareholders of the Targets so long as a written notice is provided. The Exclusive Option Agreements may be terminated by mutual agreement or by 30 days written notice by Jinong.

Equity Pledge Agreements

Pursuant to the terms of certain Equity Pledge Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the Targets (the “Pledge Agreements”), the shareholders of the Targets pledged all of their equity interests in the Targets to Jinong, including the proceeds thereof, to guarantee all of Jinong's rights and benefits under the Entrusted Management Agreements, the Exclusive Technology Supply Agreements, the Shareholder’s Voting Proxy Agreements and the Exclusive Option Agreements. Prior to termination of the Pledge Agreements, the pledged equity interests cannot be transferred without Jinong's prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties.

Non-Compete Agreements

Pursuant to the terms of certain Non-Compete Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the Targets (the “Non-Compete Agreements”), the shareholders of the Targets agreed that during the period beginning on the initial date of their services with Jinong, and ending five (5) years after termination of their services with Jinong, without Jinong’s prior written consent, they will not provide services or accept positions (including partners, directors, shareholders, managers, proxies or consultants) with by any profit making organizations with businesses that may compete with Jinong. They will not solicit or interfere with any of Jinong’s customers, or solicit, induce, recruit or encourage any person engaged or employed by Jinong to terminate his or her service or engagement.

Jinong acquired the Targets using the VIE arrangement based on our need to further develop our business and comply with the regulatory requirements under the PRC laws.

As our business focuses on the production of fertilizer, all our business activities intertwine with those in the agriculture industry in China. Specifically, we deal with compliance, regulation, safety, inspection, and licenses in fertilizer production, farm land use and transfer, growing and distribution of agriculture goods, agriculture basic supplies, seeds, pesticides, and trades of grains. It is an industry in which stringent regulations are implemented and strictly enforced. In addition, e-commerce, which is also under strict government regulations in the PRC, has lately become a sale and distribution channel for agricultural products. Currently, we are developing an online platform to connect the physical distribution network we either own or lease.

Compared with the regulatory environment in other jurisdictions, the regulatory environment in the PRC is unique. For example, On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Merger and Acquisition of Domestic Companies by Foreign Investors (the “M&A Rules”), which became effective on September 8, 2006. The M&A Rules require that an offshore special purpose vehicle controlled directly or indirectly by PRC companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests held by such PRC companies or individuals obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published procedures regarding its approval of overseas listings by special purpose vehicles.

For both e-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set particular rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in e-commerce and agriculture industries. VIE arrangements, however, provide feasibility for obtaining administrative approval process and avoiding industry restrictions that may be imposed on an entity that is a wholly-owned subsidiary of a foreign entity. The VIE agreements reduce uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. We believe that this legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership company can be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Targets to ensure the complete control of the interests in the Targets. The shareholders of the Targets are not entitled to transfer any shares to the third party under the exclusive option agreements. If necessary, they may transfer shares to us without consideration.

While the VIE arrangement provides us with the feasibility to conduct our business in the e-commerce and agriculture industries, validity and enforceability of VIE arrangement is subject to (i) any applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium or similar laws affecting creditors’ rights generally, (ii) possible judicial or administrative actions or any PRC Laws affecting creditors’ rights, (iii) certain equitable, legal or statutory principles affecting the validity and enforceability of contractual rights generally under concepts of public interest, interests of the State, national security, reasonableness, good faith and fair dealing, and applicable statutes of limitation; (iv) any circumstance in connection with formulation, execution or implementation of any legal documents that would be deemed materially mistaken, clearly unconscionable, fraudulent, coercive at the conclusions thereof; and (v) judicial discretion with respect to the availability of indemnifications, remedies or defenses, the calculation of damages, the entitlement to attorney’s fees and other costs, and the waiver of immunity from jurisdiction of any court or from legal process. Validity and enforceability of VIE arrangements is also subject to risk derived from the discretion of any competent PRC legislative, administrative or judicial bodies in exercising their authority in the PRC. As a result, there can no assurance that any of such PRC Laws will not be changed, amended or replaced in the immediate future or in the longer term with or without retrospective effect.

Our History

The Company was incorporated under the laws of the state of Kansas on February 6, 1987 under the name Videophone, Inc. The Company had no operations from December 1996 to December 2007. In October 2007, the Company was reincorporated in the state of Nevada. On December 26, 2007, the Company acquired all the issued and outstanding capital stock of Green New Jersey, through a share exchange (the “Share Exchange”). Because of the Share Exchange, the Company owns 100% of Green New Jersey. The Share Exchange occurred simultaneously with a private placement of $20,519,255 on December 26, 2007.

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

On January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following two companies that are organized under the laws of the PRC and would be deemed as our VIEs: Sunwu County Xiangrong Agricultural Materials Co., Ltd. and Anhui Fengnong Seed Co., Ltd.

Our principal executive offices are located at 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China 710065 and our telephone number is +86-29-88266368. Our website address is www.cgagri.com. The Company routinely posts important information on its website.

Our current corporate structure is set forth in the following diagram:

Yuxing, Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as “the VIE Companies”; Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “sales VIEs”

Industry Analysis

Fertilizer Market in China

Influenced by the sluggish demand in domestic and international fertilizer markets, China’s fertilizer market is in a downturn during this fiscal year. In terms of production, the growth of fertilizer output remained limited during the fiscal year. Meanwhile, large inventories of fertilizer placed downward pressure on prices. Market prices of the raw material were volatile; the price of fertilizer is uncertain and can be hard to increase. In terms of domestic consumption, though grain prices increased to some extent, the domestic consumption capacity is limited; as for export, international markets are depressed continuously, resulting from the declines in export prices. During this fiscal year, the fertilizer industry was in a downward trend as profits are compressed again and the losses of enterprises are enlarged. Under the pressure of sluggish growth in the fertilizer market, industrial restructuring, merger and reorganization activity in the industry increased, reducing the number of enterprises in the market. At the same time, the production equipment and technological level was largely improved: coal-water slurry gasification technology, powdered coal pressure gasification technology, large sulfur-based compound fertilizer technology and beneficiation technology of mid-low-grade phosphate were widely used, while new fertilizer products such as slow controlled release fertilizer and microbial fertilizer have been rapidly developed and resulted in significant market expansion. In the last few years, as the growth of China’s economy has gradually slowed down and the risk of economic downturn therefore exists, the government has adopted various measures to maintain the growth and the Company needs structural adjustment and growth pattern transformation.

On the one hand, government’s support to agricultural production includes intensive agricultural investment, subsidies and minimum purchasing price increases for farm products. China has seen another bumper year of grain production which added fertilizer consumption scale to remain highly uncertain. The country has achieved consecutive years of rising grain harvests since the founding of the People’s Republic of China in 1949. As the concentration of fertilizer industry is steadily improving, the influence on market from key enterprises have increased, which appeared to help to ease the weakened market volatility. On the other hand, the current oversupply problem is difficult to relieve. Mechanisms of price reform for raw materials (such as coal, natural gas, sulfur phosphate ore, etc.) are accelerating, which caused pressure on production costs. A stricter export tariff policy is expected to last for long, and the external economic situation may limit the operation and expansion of fertilizer enterprises in international markets.

The interaction of the above factors complicated the situation in fertilizer markets in 2016 and 2017.The overall growth rate of this industry has continually slowed down and the market has fluctuated violently. The transformation for China’s fertilizer industry from quantitative growth pattern to qualitative growth pattern is irreversible. The centralization of production, high-end oriented product, service oriented marketing and market-oriented raw materials dominated the developments in fertilizer market.

Additionally, government support for the agriculture industry in China can act as an additional boost to the fertilizer industry in China. However, we anticipate organic fertilizers will become an emerging segment in the coming years given the additional subsidies for farming, elimination of certain land taxes, land reform initiatives to be implemented by the PRC government to promote the growing of organic produce. We believe the demand for fertilizer will continue to grow because of increase in food demand, decrease in arable land and reduction of crop yields. The demand for fertilizers nationwide is continuously expected to increase by millions of tons of nutrient by 2017, with a compound annual growth rate of 5.7% between 2012-2017.

Organic versus Chemical Fertilizers

In general, fertilizer products are categorized into organic and chemical fertilizers. Organic fertilizers can be natural or developed artificially. Natural organic fertilizers include manure, slurry, worm castings, peat, seaweed, humic acid, brassin and guano. Artificial organic fertilizers include compost, blood meal, bone meal, humic acid, and are typically supplemented with other nutrient ingredients. Chemical fertilizers normally are composed of synthetic chemicals such as phosphate and potassium compounds. The primary difference between organic fertilizers and chemical fertilizers is in the sourcing process of ingredients, as the nutrient contents are largely the same.

Over the past 20 years, the use of chemical fertilizers in China substantially increased, but years of use created unintended consequences for the agriculture industry—agricultural products gradually lack certain minerals, since chemical fertilizers applied fell short of natural minerals which made soil infertile.

In addition, heavy use of chemical fertilizers can create "fertilizer burn", the over-fertilization of a single nutrient such as nitrogen, which can dry roots and suspend crop growth due to the upset of balance in compound salts and soil acidification. Another drawback caused by chemical fertilizers is that soil is easily depleted by irrigation, rainfall and flooding. In addition, the production of chemical fertilizers consumes a great deal of natural resources. For example, the production of synthetic ammonia, a common chemical fertilizer, consumes about 5% of the world’s natural gas consumption.

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

Since the 1980s, China has intensified the use of chemical fertilizers to increase crop yields. While the increase in crop yield slowed down in recent years, the overuse of chemical fertilizers also caused many environmental issues ranging from water pollution to soil damage. As a result, the PRC government has been promoting the use of environmental friendly green fertilizers, such as humic acid-based organic compound fertilizers and mixed organic-inorganic compound fertilizers, because they provide crops with incremental yield by adding various nutrients essential to soil. Although being relatively new to farmers, the demand for these green fertilizers is increasing and we expect this trend to continue in the coming years. Although we expanded business among other Asian and Southeast Asian countries, the PRC remained our principal market for organic compound fertilizers and related agricultural products.

The “Green Food” Industry in the PRC

The rise of the PRC industry for food free from pollutants or harmful chemicals, or “green food,” raises the demand for organic fertilizers. “Green Food”, the certificate for agricultural products promoted by Chinese Government, positioned between ordinary agricultural food from common farming practice and the organic food has two levels: “AA Green Food” and “A Green Food”. The “AA Green Food” standard indicates or equals to that of organic agriculture. Since the market for organic agricultural products in China has huge potential, it is forecasted that the increase of organic agricultural products consumption in China will exceed that of the average organic agricultural products consumption in the world in the next few years, and the market of Chinese organic agricultural products will reach RMB 24.8 billion-59.4 billion in 2015, with an incremental 15 percent increase year over year during the following years.

With the rapid development of the organic food industry in China, an increasing number of companies have been entering into the green food sector to utilize market opportunities. In 1990, the PRC Ministry of Agriculture began to promote the production of green food. In 1992, the PRC Ministry of Agriculture established the China Green Food Development Center (CGFDC) to supervise the development and management of green food at the national and provincial levels in the PRC. In 1993, the PRC Ministry of Agriculture established regulations for green food labeling; in 1996, a trademark for green food was registered and put into use in the PRC.

Crops grown with the use of our products are qualified for the “AA Green Food” certificate. As mentioned above, the “AA” rating indicates that the crops contain minimal chemical residue from fertilizers. Although our products are not qualified for the “AA Green Food” certificate, they are (except for the products from Gufeng) certified as “Green Food Production Material” by the CGFDC.

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

Growth Strategy

We believe that our increased production capacity, our research and development capability, along with the new sales segment positioned us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐   Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 466 products. In the future, we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

☐    Capitalize on Synergies Created by Research and Development Efforts. Regarding the construction of Yuxing’s research and development center, we have established 98 sunlight greenhouses and six “intelligent” greenhouses. We expect the Yuxing facility to help us shorten the fertilizer market cycle by providing an advanced testing field for new products which are manufactured by Jinong. In addition, by making efforts in research and development, we expect to simultaneously facilitate the production of superior agricultural products, such as flower bulbs, flowers, fruits and vegetables, which would eventually increase revenues.

☐    Develop new advanced high efficient fertilizers. The new fertilizer products represented by slow controlled-release fertilizer, microbial fertilizer and others, are developed rapidly with high market expansion. Gufeng has signed a cooperation agreement with Anhui Diyuan Biological Technology Co., LTD (“Anhui Diyuan”) to produce the “Tianjuyuan” controlled-release fertilizer. The objective is to provide Gufeng with fertilizer agent supplied by Anhui Diyuan to improve the control release effectiveness when producing controlled-release compound fertilizers. In the agreement, Chinese Academy of Sciences (“CAS”) and Anhui Diyuan authorized Gufeng to refer to CAS and Anhui Diyuan’s name in marketing related fertilizer products. We expect that Gufeng’s controlled-release compound fertilizer will stay an advantageous position in the market.

☐    Develop proprietary sales segment. Our business started and was rooted in fertilizer production. Since 2016, we added a new business segment, the sales of fertilizer and other agriculture material products, to the existing manufacturing segments. We believe adding this sales segment will be beneficial to our manufacturing segments: this sales segment can provide supplemental revenue and earnings by covering more market areas, and selling more products not only produced by ourselves but also by other manufacturers. In the downstream of fertilizer value lines, a sales segment can offset the impact on profitability when the demand for our produced fertilizer is softened; it also can mitigate the counterparty risk for manufacturers when the creditworthiness of a manufacturer’s distributor is weakened. Thus, a sales segment is a natural hedge to manufacturing segments, as it improves product portfolio, customer base, and capital structure. We had been developing the sales segment mainly by acquiring the control of eight established VIE sales ventures to build this new segment rapidly.

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 466 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale. In sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by ourselves or by other manufacturers.

Fertilizer Products

Fertilizer manufacturing is our core business, which accounts for approximately 74% of total revenues. The self-manufactured fertilizers are produced and sale through Jinong, Gufeng, and sales VIEs. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredient essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilize soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

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

We have a multi-tiered product line of 466 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2017, 2016, and 2015, we recorded $211,088,271, $260,378,357, and $259,030,774, respectively, in gross revenues from sales of our fertilizer products, representing 74.1%, 96.9%, and 98.4% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 332 fertilizer products. 52.2% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 10.4% from compound fertilizer for the fiscal year ended June 30, 2017.

Agricultural Products

Our subsidiary, Yuxing, one of Jinong’s VIEs, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2017, 2016, and 2015, were $8,517,231, $8,406,663, and $4,323,514, respectively, representing 3.0%, 1.6%, and 1.6% of our total revenues, respectively.

Yuxing was originally established to be the research and development base for humic acid fertilizers produced by Jinong. By simulating the growing conditions and cycles of various plants, such as flowers, vegetables and seedlings, Yuxing regularly conducts experimental testing to enhance the efficacy of our new fertilizers.

Sales Products

Our sales segment, consisting of eight sales VIEs we acquired control of since 2016, procure various agriculture materials that farmers need, such as, fertilizers, pesticides, seeds, mulches, and soil conditioners etc., from different manufacturers and wholesalers. In turn, they sell these materials to their customers: farmers, distributors, and other parties. The gross revenues from the sales segment for the fiscal years ended June 30, 2017 were $65,607,538, representing 23.0% of our total revenues.

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

In Jinong, we operate 6,495 square meters (69,911 square feet) production facility that manufactures liquid fertilizer products and a 13,803-square meter (148,576 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers. Jinong’s total annual production capacity of these facilities is 55,000 metric tons.

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

We produced and sold a total of approximately 361,388 metric tons of fertilizer products during the fiscal year ended June 30, 2017.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as a key raw material because it is abundant and economical for production. We have been sourcing the humic acid from different regions including Shaanxi and Shanxi provinces, and Inner Mongolia Autonomous Region.

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

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid and NPK (nitrogen, phosphorus and potassium) related compounds such as amide and hydro nitrogen. Gufeng sources these supplies largely from neighboring provinces and regions, such as Hebei and Shaanxi provinces, and the Municipality of Beijing, for the economical transportation costs.

Our products are packaged in bottles, bags and boxes. Each type of packaging material, along with packaging labels, is readily available for purchase from manufacturers in Shaanxi, Beijing, Shandong and Zhejiang provinces.

Agricultural Products

The plants that generate our top-grade flowers and multi-colored seedlings are mainly planted and cultivated in research and development facilities maintained by Yuxing. We purchase seeds of green vegetables and fruits from agricultural companies, such as RijkZwaan Company, which imports the seeds from foreign markets, including Holland. We cultivate our agricultural products by applying fertilizers produced by Jinong.

Inventory

For our fertilizer products, our efficient production methods allow us to maintain appropriate inventory levels, which keep inventory costs reasonable. We purchase raw materials and packaging materials based on demands and business forecasts. Products, in various formulas and different batches, with customized volumes, are shipped to distributors and users after production in response to the orders if we received.

For our agricultural products, we maintain corresponding inventory to both the anticipated demand from customers and other needs, as we often use certain agricultural products to serve our product testing base for research and development purpose.

Return Policy

The Company accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2017, the Company did not experience any significant returns.

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2017, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 46% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2017, Gufeng experienced seasonal variation. The purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, when the raw material price is low and economical, Gufeng may choose to place larger orders for raw materials as its export business offsets the seasonality when exports are made to southern Asia, such as India is needed, where their selling season corresponds to the non-peak season in China.

The peak selling season for our agricultural products is from October till March, namely our second fiscal quarter (fall) and the third fiscal quarter (winter). This was primarily due to the strong demand for high-end fruits and decorative flowers during the holiday seasons. However, Yuxing did not have seasonal variation problems during the period from October 2016 through March 2017, it generated approximately 5.2 million, or 62% of our annual sales of agricultural products.

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2017, the following five PRC provinces, collectively accounted for 41% of our fertilizer manufacturing revenue: Inner Mongolia (5%), Hebei (16%), Shaanxi (5%), Heilongjiang (8%) and Liaoning (6%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.1% of our total fertilizer revenues in fiscal 2017.

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

Our research and development capabilities allow us to tailor products to meet specific farming needs in considering different factors such as crops species, humidity, weather and soil conditions.

The sales segment utilizes each sales VIE’s distribution network to deliver various agriculture materials from upstream providers such as manufacturers and wholesalers to downstream users and retailers. We aim to expand the sales VIEs network and integrate them together to better meet customer’s demands with improved distribution efficiencies.

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

Compared with industry norms, we believe our product development cycle of three to nine months is relatively short. Through our regular collection of market data, including growth records of a variety of plants cultivated in different soil and climate conditions, together with feedbacks from our end-users, we can conduct nationwide market analysis, ascertain new product needs, estimate demand and customer demographics and develop new products tailored to current market needs.

Although we utilize television advertisements and mass media, most of our marketing efforts are conducted through joint activities with distributors. Our sales and marketing staff works with and trains distributors and retail clients through lectures and interactive meetings. We emphasize the technological components of our products to end-users to help them understand the differences in products and how to effectively use them. Word-of-mouth advertising and sample trials of new products in new areas are also essential components of our marketing efforts. In addition, we have established nationwide telephone hotlines to answer questions and have constructed an SMS text message platform to have real-time interaction with customers.

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2017, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Organic/Inorganic Compound Fertilizer (humic acid) NPK46%	131,238	447,419,420	16.6%
2	Compound Fertilizer NPK40%	130,862	42,854,133	15.0%
3	Jinong Guangpu Fertilizer (humic acid)	2,135	7,379,179	2.6%
4	Jinong FHF Fertilizer (humic acid)	15,218	5,911,716	2.1%
5	Jinong HXSGJ Fertilizer (humic acid)	1,331	4,954,832	1.7%

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2017, we sold our products through a nationwide constructed network of about 1,917 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2017, self-manufactured sales to our top five distributors accounted for approximately 30% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

Agricultural Products

We distribute our agricultural products through several networks depending on the type of product. Our top-grade flowers are mainly distributed through our fertilizer distribution network; our green vegetables and fruits are mainly distributed to a variety of wholesale markets and supermarkets in Xi’an, while our multi-colored seedlings are distributed to the seedling centers and planting companies in China with which we have had long-term cooperation. For the fiscal year ended June 30, 2017. Yuxing’s customers accounted for approximately 29.7% of the total revenues from Yuxing’s agricultural products.

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces. These marketing programs consist of: (i) establishment of Company directly-owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company's distributor base to be designated as authorized retailers. With the Pilot Program, we have worked closely with our distributors, with each distributor’s outlet having an assigned territory in order not to compete with other existing distributors. We have entered into agreements with these retailers on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores. In addition, we provide the retailers with educational materials on proper product use and billboard ads with our product logo to attract target farmers.

Sales Segment

Strategically, supplemental to our manufacturing business, we added a new business segment, the sales of fertilizer and other agriculture material products, to our business since 2016. The sales segment had provided supplemental revenue and earnings by covering more market areas, and selling more products not only produced by ourselves but also by other manufacturers. We had been developing the sales segment mainly by acquiring control of established sales ventures and continue to grow them. The sales segment utilizes the distribution network acquired from the sales ventures to deliver various agriculture materials. For the fiscal year ended June 30, 2017, the sales segment sold $65,607,538 of agriculture materials, and accounted for 23% of our revenues.

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

The capital expenditure and other payments on Yuxing’s construction, net of accumulated depreciation, were approximately $12,124,940, $13,300,313 and $15,761,896 during the fiscal years ending of June 30, 2017, 2016 and 2015, respectively. The research and development center helps expanding our output of high quality agricultural products for commercial sale while providing an advanced testing field for new products. The facility at Yuxing enhances our capability to produce more products while shortening the development cycle, thus increase revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2017, we sold approximately $8,517,231 of these agricultural products.

	FY 2017	FY 2016	FY 2015
Machines, Buildings and Equipment	$12,120,687	$13,236,949	$15,692,975
Construction in Progress	$63,253	$63,364	$68,921
Total	$12,124,940	$13,300,313	$15,761,896

New Product

With our research and development capabilities, we have developed 466 products and continued to develop new products. During the fiscal year ended June 30, 2017, we developed 7 new products, among which include several powder fertilizers, liquid fertilizers and compound fertilizers.

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

A registered trademark is protected in China for a term of 10 years, and is renewable for another 10-year term under the PRC trademark law, if the renewal application is submitted to the PRC Trademark Offices within 6 months prior to the expiration of the previous term.

Listed below are Jinong’s four patents for a fertilizer formulation and a proprietary production line and manufacturing processes.

			Inventor’s		Date of
Patent/Pending		Patent No.	Name and	Date of	Publication and
Patent Application	Type of Patent	/Application No.	Patent Holder	Application	Term
Patent:	Utility Model	Patent No.: ZL	Inventor: Tao Li	May 29, 2007	May 14, 2008; 10
Production facility of Humic Acid Products	Patent	NL 2007 20031884.2	Patent Holder: Jinong		years

Patent:	Utility Model	Application No.:	Applicant:	February 1, 2007	November 24,
Method and recipe of the water soluble humic acid fertilizers	Patent	ZL200710017334.x	Jinong		2010; 20 years

Patent:	Utility Model	Application No.:	Applicant:	September 22, 2011	December 4, 2013;
Production method of Organic Fertilizer	Patent	ZL201110282544.8	Jinong		20 years

Patent:	Utility Model	Application No.:	Applicant:	January 17, 2014	October 19, 2014;
Production method of Multifunctional liquid calcium fertilizer	Patent	NL 201410020442.2	Jinong		20 Years

The PRC Patent Law was adopted by the PRC National People's Congress in 1984 and was subsequently amended in 1992 and 2000. Under the PRC Patent Law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. Both of our registered patents are all utility patents. Any use of our patent without consent or a proper license from us constitutes an infringement of patent rights.

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 1,947 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2017, we generated approximately $8,517,231 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses over an 88-acre parcel of land relating to Yuxing's pending research and development center, which expands output of high quality agricultural products for commercial sale while providing an advanced testing field for new products.

Gufeng and Tianjuyuan have developed seven technologies:

(1)     Drying fan for urea-based compound fertilizer;

(2)     Heat balance control system for flexible compound fertilizer;

(3)     Automatic control system for the anti-block of compound fertilizer;

(4)     Water control technology for low nitrogen, low potassium and high phosphorus compound fertilizer;

(5)     Manufacturing technology for salt-alkaline resistance and soil improvement of compound fertilizer (The company won the third prize for “Progress in Science and Technology in Pinggu District Beijing” with this technology);

(6)     Manufacturing technology for compound HA fertilizer with high density (NPK ≥ 51%);

(7)      Manufacturing technology for the sustained release of blending and compound fertilizer

While we believe our greenhouse facilities provide us with a competitive advantage over the competitors, some of them may still have better understanding in certain local markets where they successfully marketed products over a period and have developed specifically formulated fertilizers for local plants, soil and climate conditions. To enhance our competitiveness, we will seek to diversify our fertilizers to benefit a wider range of plants and soil conditions.

Well-known Brands. We believe customers have strong brand recognition and make purchase decisions accordingly. “Jinong”, “KEBA” and “T.J.Y” are registered trademarks and are well recognized by end users; in addition, certain large national fertilizer traders, such as Sinoagri Holding Company Limited, one of the largest domestic fertilizer traders in China, had strong brand preference for Gufeng’s fertilizer products. Gufeng sells its products under four brands, namely “KEBA”, “Mei Er An”, “Huangchenggen” and “SPR HOP”. Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” The primary products sold under the Gufeng and Tianjuyuan brands include organic/inorganic compound fertilizer (humic acid) with NPK ≥ 40%, and organic /inorganic compound fertilizer (humic acid) with NPK ≥ 48%.

Automated Production Line and Process. All Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bin. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2017, Jinong’s highly advanced production lines can manufacture a multi-tiered line of 134 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other can produce liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

Competition

Fertilizer Products

Based on our internal estimates, there are approximately 2,000 organic fertilizer manufacturers in China, with no discernible market leaders in the sector. We believe our competitors are currently comprised of approximately 90% small-sized local manufacturers and 10% large national manufacturers. We believe we are among the large national fertilizer manufacturers.

Gufeng’s primary competitor is Stanley Fertilizer Co., Ltd. (“Stanley”), a compound fertilizer manufacturer based in Linyi, Shandong Province, which was listed on Shenzhen Stock Exchange (China) in June 2011. Stanley manufactures various kinds of compound fertilizers and tailored fertilizers which directly compete with Gufeng.

The smaller competitors of ours are generally producers of amino acid compound fertilizers, which are very price competitive.

However, lacking adequate quality or process control technologies, these companies often sell products with inconsistent quality.

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

Top-grade Flowers: The growers in the flowers and flower seedlings businesses are largely local based. We believe that our flower products have comparative advantages in terms of the advanced technologies we apply, the superior species of the seedlings we select and the efficiency and stability due to strict quality control. In addition, our greenhouse facilities enable us to produce flower seedlings year-round.

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

Multi-colored Seedlings: In the market of Multi-colored seedlings, one of our competitors is Kunming Anthura Horticulture Co., Ltd. Some of our products, such as red photiniaserrulata, are also imported from other countries with high survival rates.

Government Regulation

Our business operations are subject to various laws, including environmental, health and workplace safety laws issued by governmental agencies on the provincial and state levels. Business and company registrations, along with the products, are monitored through the issuance of licenses and certificates including the following:

“Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all our fertilizer products are certified by the CGFDC as “Green Food Production Material”. Currently, the CGFDC provides two different certifications within the green food industry: "Green Food Certification" granted to edible foods, and "Green Food Production Material Certification" granted to production materials such as our fertilizers. A “Green Food Production Material Certification” was issued to Jinong on March 2015 and will expire in March 2018. The certificate is renewable with an application within 90 days prior to the expiration.

Operating license. Our operating license enables us to (1) undertake research and development, production, sales and services of humic-acid liquid fertilizer, (2) sales of pesticides, and (3) export and import of products, technology and equipment. Jinong’s license (Registration No. 610000100003655) is valid until August 8, 2057, and the license is renewable. Gufeng and Tianjuyuan maintain valid operating licenses with expiration dates of August 1, 2043 (for the license with Registration No. 110000008250498) and August 7, 2021 (for the license with Registration No.110117003157142), respectively.

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

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies and it is possible that these competitors have better access in certain local markets, an enhanced ability to customize products to certain regions and better established local distribution channels. We also compete with large national competitors in the PRC. Although we have advanced automated humic acid-based fertilizer production lines and greenhouse supported research and development centers, we cannot assure that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization has led to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced by the local Chinese manufacturers. If they are localized and become familiar with fertilizers we produce, we may face additional competition. If we are not successful in our research, development and production of new products and/or in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which might have a material adverse effect on our business, financial condition, results of operations and share price.

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

Many of our fertilizer products are characterized by short product development cycles as they target at the unique climate and soil conditions where our customers are located. Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop new and/or improved fertilizer products that cater to customer needs. New fertilizers may not be easily developed. As a result, we may experience performance difficulties, which may result in delays, setbacks and cost overruns. Our inability to develop and offer new and/or improved fertilizer products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at a desired rate.

Our proprietary fertilizer formula may become obsolete or be unintentionally disclosed to competitors, which could materially adversely affect the competitiveness of our future fertilizer products.

Our proprietary fertilizer formula is the base for producing our fertilizer. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supplying existing humic acid fertilizer products and by developing new products on a timely basis that keep pace with the evolving industry standards and changing customer requests. If our proprietary formula becomes obsolete as our competitors develop better products than ours, our future business and financial results could be adversely affected. In addition, although we have entered into confidentiality agreements with key employees, we cannot assure that if there is a breach of such agreement by an employee, we would not lose any competitive advantage that we currently have with respect to our proprietary fertilizer formula. If we are forced to take legal action to protect our proprietary formula, significant expense will incur and a favorable outcome cannot be guaranteed.

If our warehouse selling and credit sales of certain fertilizer products continue to increase and we fail to collect the accounts receivables that are due in a timely manner, our financial condition and results of operation may be materially adversely affected.

We had accounts receivable of $141,665,179 as of June 30, 2017, as compared to $118,021,105 and $68,528,598 as of June 30, 2016 and 2015, respectively, increases of $24,609,803 and $49,492,507, or 21.0% and 72.2% year over year. The increase was primarily due to the increased credit sales of our fertilizer products and added receivables from sales segments, and the marketing of Jinong’s humic acid fertilizer products including liquid and powder fertilizers. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 71.8% of its revenues, with its largest distributor accounting for 14.9% of total revenues for the fiscal year of 2017. Jinong’s top five distributors accounted for 2.4% of its fertilizer revenues for the fiscal year ended June 30, 2017. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it would adversely affect our results of operations.

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

Jinong is the holder of four registered patents. The first patent is a fertilizer formulation named “Method and Recipe of the Water Soluble Humic Acid Fertilizers”. The second patent, “Production Facility of Humic Acid Products”, relates to our proprietary production line and manufacturing processes in the PRC. The third patent is “Production Method of Organic Fertilizer”. The fourth patent is “Production method of Multifunctional liquid calcium fertilizer”. Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will defense us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects like our patent applications. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

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

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to humic acid fertilizer production technology and related devices and machine patents involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards to third parties, require us to seek licenses from third parties (which may not be available on commercially reasonable terms, if at all), to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand in a timely manner, which could result in the loss of customers and net sales or could result in a lower profit margin for us.

Jinong is supplied with approximately 50 different types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and applied to the manufacturing of our products. Although there are numerous weathered coal suppliers available in market, we have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of the abundance and high quality of weathered coal in the Inner Mongolia Autonomous Region. Our supply agreement with Tianlibao is renewed monthly. If Tianlibao does not intend to renew the supply agreement with us for any reason, or if there are any business interruptions at Tianlibao and we are unable to locate an alternative supplier in a timely manner or on the same terms, we may not be able to meet customer demand on humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers during the transitional period, which may result in the loss of customers and net sales or we may not be able to keep our profit margin as before for our humic acid-based fertilizers.

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

We currently do not carry any product liability or other similar insurance. We cannot assure that we would not face liability in the event of the failure of any of our products. We also cannot assure you that, especially as China’s domestic consumer economy and industrial economy continues to expand, product liability exposure and litigation will not become more commonplace in the PRC, or that we will not face product liability exposure or actual liability as we expand our sales into international markets where product liability claims could be more prevalent.

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

If we cannot renew our fertilizer registration certificates, we will be unable to sell some or all our products. If we do not receive the formal fertilizer registration certificates for our new products, upon the expiration of the temporary registration certificates, we cannot continue to produce such new products.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registrations: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five year. Jinong has 16 formal registration certificates. Gufeng and Tianjuyuan have 19 interim fertilizer certificates and 259 formal certificates. We plan to apply for formal certificates for each of our interim certificates before the applicable expiration dates.

Our belief is that the PRC Ministry of Agriculture generally grants an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell such fertilizer products without certificates which will cause the termination of commercial operations for such fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our 19 interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to any unexpected incidents in China, we cannot assure that our formal fertilizer registration certificates can be obtained without delay or can be obtained at all in which case our production could be adversely affected.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

In addition to a fertilizer registration certificate, we are required to hold a variety of other permits, licenses and certificates to conduct our business in China. We may not possess or receive all the permits, licenses and certificates required for our business or for which application has been made. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial notice in advance. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

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

We depend, to a large extent, on the abilities and participation of our current management team, with a reliance upon Mr. Tao Li, our CEO and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Li will continue to be available to us, or that we will be able to find a suitable replacement for him in the event his services are not available to us. We do not carry key man life insurance for our key personnel.

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

Mr. Tao Li, our Chairman and CEO may not devote all his time to our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and process documentation and evaluation needed to comply with Section 404 are both costly and challenging. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. We cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

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

While Gufeng had sales revenues of $104,446,239 for its fiscal year ended June 30, 2017, Gufeng’s net income for such period was $6,264,392. This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals

Although we have made progress in terms of integrating Gufeng’s employees, products and distribution network into our business during the past 12 months, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition and results of operations.

We have not obtained the land use right over the premises on which certain facilities of Gufeng, our indirect, wholly-owned subsidiary, is located. As a result, the lack of a proper title certificate may jeopardize our right to use the premises and our possession of the buildings we built on such premises.

Through Tianjuyuan, we lease approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”). Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “Lease”), Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,783). The term of the Lease is from February 1, 2004 to January 31, 2054. We were informed by our PRC counsel that the Lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations. Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities to legitimize our right over the Premises. As of the date of this report, we were informed by the local government that our application materials for the land use right in issue has been moved up from the department in charge of general matters to the land administrative department of the local government and is under their review. However, there can be no assurance that such land use right certificate will be granted to us. Until we obtain the land use right certificate, there is a risk that the PRC government may declare the Lease invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises. As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

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

Risks Related to Doing Business in the PRC

Substantially all our assets and operations are in the PRC, and substantially all our revenue is sourced from the PRC. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in the PRC, including the following risks:

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy, subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in China. Our interests may be adversely affected by changes in policies by the PRC government, including:

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

Substantially all our operations are conducted in the PRC and substantially all our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues soon. Any significant decline in the condition of the PRC economy could, among other things, adversely affect the consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 1.5%, 1.4%, and 3% in 2014, 2015 and 2016, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong, Gufeng, and the VIE companies. Because of our holding company structure, we rely entirely on dividends payments from our subsidiaries in the PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Our subsidiaries are also required to set aside a portion of its after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and formality requirement on paperwork in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends to our common stock holders.

Governmental control of currency conversion may affect the value of our common stock.

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

The fluctuation of RMB may materially and adversely affect our common stock.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents may subject our PRC resident beneficial owners to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 (the “SAFE Notice”) requires PRC residents to register with local branches of SAFE regarding their direct establishment or indirect control of an offshore entity, for overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle” (the “SPV”). SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under the SAFE Notice, failure to comply with the registration procedures set forth above could result in liability under Chinese law for foreign exchange evasion and may result in penalties and legal sanctions, including fines, the imposition of restrictions on a Chinese subsidiary’s foreign exchange activities and its ability to distribute dividends to the SPV, its ability to pay the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiary and the SPV’s ability to contribute additional capital into or provide loans to the Chinese subsidiary. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement. However, we cannot provide any assurances that all our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

We, through Green New Jersey, acquired 100% capital stock of Jinong (the “Jinong Acquisition”), Jinong was a PRC business whose stockholders were two PRC individuals and a PRC entity, of which Mr. Tao Li, our current Chairman and CEO, was the controlling stockholder, holding 31% of its shares. The PRC regulatory authorities may take the view that the Jinong Acquisition could be part of a Round-trip Investment. The PRC legal counsel of Jinong has opinioned that the Jinong Acquisition did not violate any PRC law, which would include the 2006 M&A Rules. We, however, cannot be assured you that the PRC regulatory authorities, MOFCOM, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot be assured that we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of Jinong. Additionally, the PRC regulatory authorities may take the view that the Jinong Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of Jinong’s business operations through a series of contractual arrangements rather than an outright purchase of Jinong. We cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of Jinong’s business than if the Company had direct ownership of Jinong. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Jinong, our corporate structure the control asserted by the shareholders in the United States will be materially adversely affected.

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

Effective June 16, 2013, we conduct substantially all our operations on agriculture products, and generate substantially all our revenues from agriculture products, through contractual arrangements with our VIE, Yuxing, that provide us, through our ownership of Green New Jersey and its ownership of Jinong, with effective control over Yuxing. We have no direct ownership interest in Yuxing. We depend on Yuxing to hold and maintain agriculture products contracts with our customers. Yuxing also owns substantially all our property, facilities and other assets relating to the operation of our agriculture products business, and employs the personnel for substantially all our agriculture products business. Neither our company nor Jinong has any ownership interest in Yuxing. Although we believe that that each contract under Jinong’s contractual arrangements with Yuxing is valid, binding and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over Yuxing as direct ownership of Yuxing would be. In addition, Yuxing may breach the contractual arrangements. For example, Yuxing may decide not to make contractual payments to Jinong, and consequently to our company, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly considering uncertainties in the PRC legal system.

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

If the draft law is implemented in any form, and that the Company’s business was characterized as one of the “restricted” or “prohibited” sectors, Yuxing may be barred from operation which will materially adversely affect our business.

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

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. Licenses and permits issued or granted to us by relevant governmental bodies may be revoked later by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

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

We believe that we have obtained all permits, licenses and approvals, and filed all registrations required for the conduct of our business, except where the failure to obtain such permit, license or approval, or file any registration would not have a material adverse effect on our business, financial condition and results of operations. We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim relating to any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location.

However, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties will not be affected by the condition of land or operations near the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds we received from any offerings to make loans to our PRC subsidiaries or to make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are a holding company in the United States conducting our operations in China through our PRC subsidiaries. In utilizing the proceeds, we received from any offerings, we may make loans to our PRC subsidiaries, whether currently in existence or to be formed in the future, or make additional capital contributions to our PRC subsidiaries.

Any loans we make to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE, or its local counterparts. Under applicable PRC law, the government authorities must approve a foreign-invested enterprise’s registered capital amount, which represents the total amount of capital contributions made by the stockholders that have registered with the registration authorities. In addition, the authorities must also approve the foreign-invested enterprise’s total investment, which is equal to the company’s registered capital plus the amount of stockholder loans it is permitted to borrow under the law. The ratio of registered capital to total investment cannot be lower than the minimum statutory requirement. If we make loans to our operating subsidiaries in China that does not exceed its current maximum amount of borrowings, we will have to register each loan with SAFE or its local counterpart for the issuance of a registration certificate of foreign debts. In practice, it could be time-consuming to complete such SAFE registration process. Alternatively, or concurrently with the loans, we might make capital contributions to our operating subsidiaries in China and such capital contributions involve uncertainties of their own. Further, SAFE promulgated a new circular (known as Circular 142) in August 2008 with respect to the administration of conversion of foreign exchange capital contributions of a foreign invested enterprise. The circular clarifies that RMB converted from foreign exchange capital contributions can only be used for the activities within the approved business scope of such foreign invested enterprise and cannot be used for domestic equity investments unless otherwise permitted.

While we do not foresee this to happen soon, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries, we cannot be assured that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, when the need arises. If circumstances call and if we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we receive from this offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our ability to fund and expand our business.

If we were to be deemed as a “resident enterprise” by PRC tax authorities, we could be subject to tax on our global income at the rate of 25% under the Enterprise Income Tax Law (“2008 EIT Law”) in the PRC and our non-PRC shareholders could be subject to certain PRC taxes.

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

Because our principal assets are located outside of the United States and because almost all our directors and officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers and most of our directors or to enforce judgments of United States courts against us or most of our directors and officers in the PRC.

Almost all our present officers and directors reside outside of the United States. In addition, our operating subsidiaries are in the PRC and substantially all their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us and our officers and most of our directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or most of our directors and officers of criminal penalties, under the United States Federal securities laws or otherwise. In addition, enforcement of a foreign judgment in the PRC may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. If our competitors engage in these practices they may receive preferential treatment, giving our competitors an advantage in securing business, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

We paid a cash dividend on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. However, we may not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends. We intend to retain all earnings for our company’s operations.

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

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our stock, regardless of our actual operating performance.

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

We paid a cash dividend on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. However, the Board of Directors may not intend to declare any dividends on our common stock soon, but instead intends to retain all earnings, if any, for use in the operation and expansion of our business. If we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies.

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

Through Jinong, we own an approximately 6,495 square meters (69,911 square feet) production facility that manufactures liquid fertilizer products and a 13,803-square meter (148,576 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers, located in the Yang Ling Agriculture High-Tech Demonstration Zone, on No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC 712100. The production facilities occupy approximately 30,947 square meters (333,111 square feet) of land, which contains office buildings, warehouses and research laboratories. The production lines have a total annual production capacity of 55,000 metric tons. We own the land use rights for the land Jinong’s manufacturing facilities are situated for a term of 50 years from 2001.

Yuxing, Jinong’s wholly-owned subsidiary, has land use rights to over 353,000 square meters (3,799,660 square feet) of land located in Hu County, Xi’an, Shaanxi Province on which we have built 98 sunlight greenhouses and 6 intelligent greenhouses as part of a research and development center currently under construction. Yuxing owns the land use rights to the property for a term of 50 years from 2009.

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

Tianjuyuan leases approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing. Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,591). The lease term is from February 1, 2004 to January 31, 2054. While the lease was recognized previously by our PRC counsel as invalid and unenforceable due to its permitted use, we have since obtained the proper land use right certificate from the relevant government entity.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 *(1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Lease from February 2004 to January 2054

* (1) As of June 30, 2017, the encumbrances over our land use right and building ownership are summarized as below:

					Interest
			Contract	Type of	Rate	Property under
No.	Loan Amount	Lending Institution	Period	Guarantee	(Per Annum)	Mortgage
1	RMB 30 million	Post Bank of China-	Mar 24, 2017-	Mortgage	6.3%	Tianjuyuan’s land
	($2,021,500)	Pinggu Branch	Mar 5, 2018
2	RMB 10million	Bank of Beijing-	Jun 9, 2017-	Mortgage	5.2%	Tianjuyuan’s land
	($1,502,000)	Pinggu Branch	Jun 8, 2018

Item 3.	Legal Proceedings

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

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 38,551,265 shares of which were outstanding as of September 13, 2017, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of September 13, 2017. Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”. From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE MKT, formerly known as NYSE Amex Equities. From August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

As of September 13, 2017, there were approximately 497 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CGA”. The following table shows the range of high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE:

Quarter Ended	High	Low
09/30/2015	$2.20	$1.51
12/31/2015	$1.9554	$1.43
03/31/2016	$1.50	$1.10
06/30/2016	$1.63	$1.22
09/30/2016	$1.46	$1.37
12/31/2016	$1.46	$1.20
03/31/2017	$1.43	$1.20
06/30/2017	$1.33	$1.22

Holders

As of September 13, 2017, there were approximately 497 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period due to our business expansion and integration in the last two fiscal years and in the subsequent interim period.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase the shares covered by the Incentive Plan by three million shares. All three amendments were approved by our stockholders on the annual meetings held on December 15, 2012, December 22, 2013, and June 30, 2015, respectively. As a result, a total of 11.26 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2017, there was no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2017.

Equity Compensation Plan Information

Number of securities remaining
available for
	Number of		future
	securities to		issuance
	be issued	Weighted-	under
	upon	average	equity
	exercise	exercise	compensation
	of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column
Plan category	(a)	(b)	(a))(c)
Equity compensation plans approved by security holders	—	$—	1,618,615
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,618,615

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2012 and ending on June 30, 2017.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company's equity securities during the fiscal year ended June 30, 2017, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2017, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.	Selected Financial Data

The following selected consolidated income statement data for the years ended June 30, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of June 30, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the year ended June 30, 2014 and the selected consolidated balance sheet data as of June 30, 2014 and 2013 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2017	2016	2015	2014	2013

Revenue	$285,213,040	$268,785,020	$263,354,288	$233,402,088	$216,897,956
Cost of goods sold	201,440,955	175,755,689	159,398,386	142,203,315	137,514,102
Gross profit	83,772,085	93,029,331	103,955,902	91,198,773	79,383,854
Operating expenses	51,794,314	60,437,412	62,242,978	55,881,113	23,998,392
Income from operations	31,977,771	32,591,919	41,712,924	35,317,660	55,385,462
Non-operating income (expense)	(313,737)	(515,759)	(1,350,983)	(1,742,019)	(427,426)
Provision for income taxes	6,511,880	7,371,967	8,916,815	8,060,946	10,183,988
Net income	$25,152,154	$24,704,193	$31,445,126	$25,514,695	$44,774,048

Weighted average shares outstanding:
Basic	38,093,028	36,703,576	33,983,698	31,403,001	27,775,964
Diluted	38,093,028	36,703,576	33,983,698	31,403,001	27,775,964

Earnings (loss) per share:
Basic	$0.66	$0.67	$0.93	$0.81	$1.61
Diluted	$0.66	$0.67	$0.93	$0.81	$1.61

	As of June 30,
	2017	2016	2015	2014	2013

Total current assets	$369,429,395	$335,581,234	$304,184,346	$228,212,666	$227,164,937
Total assets	456,173,481	418,782,527	429,582,618	393,110,210	348,728,342
Total current liabilities	50,209,967	48,298,195	56,633,144	61,070,418	51,875,050
Total liabilities	58,645,428	48,298,195	56,633,144	61,070,418	51,875,050
Total stockholders' equity	$397,528,052	$370,484,332	$372,949,474	$332,039,792	$296,853,292

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the global financial markets and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. Considering these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), a VIE controlled by Jinong through contractual agreements; (v) Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), a VIE in the PRC controlled by Jinong through contractual agreements; (vi) Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai Agri”), a VIE controlled by Jinong through contractual agreements; (vii) Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE controlled by Jinong through contractual agreements; (viii) Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), a VIE controlled by Jinong through contractual agreements; (ix) Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (“Xinyulei”), a VIE controlled by Jinong through contractual agreements; (x) Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”), a VIE controlled by Jinong through contractual agreements; (xi) Anhui Fengnong Seed Co., Ltd. (“Fengnong”), a VIE controlled by Jinong through contractual agreements; (xii) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”); and (xiii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”). Yuxing, Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as “the sales VIEs”.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), and our VIE companies. Our primary business is the manufacturing and sales of fertilizer products. Specifically, the manufactured fertilizers are humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. While the sales VIEs don’t manufacture fertilizer products, being the Company’s newly founded sales segment, they are dedicated to procuring various agriculture materials from different suppliers for sale to customers across the nation. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products production (Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 74% and 96.9% of our total revenues for the years ended June 30, 2017 and 2016, respectively. The sales VIEs generated 23% and 0% of our revenues for the years ended June 30, 2017 and 2016, respectively. Yuxing serves as a research and development base for our fertilizer products.

As of June 30, 2017, we had developed, produced, and sold a total of 717 different fertilizer products in use, of which 134 were developed and produced by Jinong, 332 by Gufeng, and 251 by the eight sales VIEs (namely Lishijie, Jinyangguang, Zhenbai Agri, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong) that we acquired on June 30, 2016 and January 1, 2017. Through the acquisition of these eight sales VIEs, we expanded our product offering and begin to offer our customers a broader range of products.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2016 to 2017
	2017	2016	Amount	%
	(metric tons)
Jinong	51,506	55,259	(3,753)	(7.3)%
Gufeng	309,882	358,374	(48,492)	(15.6)%
	361,388	413,633	(52,245)

	Year Ended June 30,
	2017	2016
	(revenue per tons)
Jinong	$2,070	2,275
Gufeng	337	376

For the fiscal year ended June 30, 2017, we sold approximately 361,388 metric tons of fertilizer products, as compared to 413,633 metric tons for the fiscal year ended June 30, 2016. For the fiscal year ended June 30, 2017, Jinong sold approximately 51,506 metric tons of fertilizer products, as compared to 55,259 metric tons for the fiscal year ended June 30, 2016. For the fiscal year ended June 30, 2017, Gufeng sold approximately 309,882 metric tons of fertilizer products, as compared to 358,374 metric tons for the fiscal year ended June 30, 2016.

Our sales of fertilizer products to five provinces accounted for approximately 41% of our manufactured fertilizer revenue for year ended June 30, 2017. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (16%), Heilongjiang (8%), Liaoning (6%), Inner Mongolia (5%) and Shaanxi (5%),

As of June 30, 2017, we had a total of 1,917 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,112 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 2.39% of its fertilizer revenues for the fiscal year ended June 30, 2017. Gufeng had 307 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 71.81% of its revenues for the fiscal year ended June 30, 2017. In addition to the distributors Jinong and Gufeng has had for its respective products, we also gained access to 528 new distributors through the acquisition of the six VIEs completed in June 2016.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 87.8% of our agricultural products revenue for the fiscal year ended June 30, 2017 were Shaanxi (67.4%), Sichuan (7.6%), Zhejiang (4.7%).

Recent Developments

New Products

During the three months ended June 30, 2017, Jinong launched 2 new fertilizer products. Jinong also added 16 new distributors for the three months ended June 30, 2017. During the three months ended June 30, 2017, Gufeng added 1 new distributor.

Strategic Acquisitions

On June 30, 2016 and January 1, 2017, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.

Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.

		8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd

Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 is RMB1=US$0.1508, according to the exchange rate published by Bank of China.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 is RMB1=US$0.144, according to the exchange rate published by Bank of China.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,731,600) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,418,800) with an annual fixed compound interest rate of 3% and term of three years.

Jinong acquired the Targets using the VIE arrangement based on our need to further develop our business and comply with the regulatory requirements under the PRC laws.

As our business focuses on the production of fertilizer, all our business activities intertwine with those in the agriculture industry in China. Specifically, we deal with compliance, regulation, safety, inspection, and licenses in fertilizer production, farm land use and transfer, growing and distribution of agriculture goods, agriculture basic supplies, seeds, pesticides, and trades of grains. It is an industry in which heavy regulations get implemented and strictly enforced. In addition, E-commerce, which is also under strict government regulations in the PRC, has lately become a sale and distribution channel for agricultural products. Currently, we are developing an online platform to connect the physical distribution network we either own or lease.

Compared with the regulatory environment in other jurisdictions, the regulatory environment in the PRC is unique. For example, the “M&A Rules” purports to require that an offshore special purpose vehicle controlled directly or indirectly by PRC companies or individuals and formed for purposes of overseas listing through acquisition of PRC domestic interests held by such PRC companies or individuals obtain the approval of the China Securities Regulatory Commission (the “CSRC”) prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published procedures regarding its approval of overseas listings by special purpose vehicles.

For both e-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set particularly rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in e-commerce and agriculture industries. The VIE arrangement, however, provides feasibility for obtaining administrative approval process and avoiding industry restrictions that can be imposed on an entity that is a wholly-owned subsidiary of a foreign entity. The VIE agreements reduce uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. Such legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership ca be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Targets to ensure the complete control of the interests in the Targets. The shareholders of the Targets are not entitled to transfer any shares to a third party under the exclusive option agreements. If necessary, they may transfer shares to our company without consideration.

While the VIE arrangement provides us with the feasibility to conduct our business in the E-Commerce and agriculture industries, validity and enforceability of VIE arrangement is subject to (i) any applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium or similar laws affecting creditors’ rights generally, (ii) possible judicial or administrative actions or any PRC Laws affecting creditors’ rights, (iii) certain equitable, legal or statutory principles affecting the validity and enforceability of contractual rights generally under concepts of public interest, interests of the State, national security, reasonableness, good faith and fair dealing, and applicable statutes of limitation; (iv) any circumstance in connection with formulation, execution or implementation of any legal documents that would be deemed materially mistaken, clearly unconscionable, fraudulent, coercive at the conclusions thereof; and (v) judicial discretion with respect to the availability of indemnifications, remedies or defenses, the calculation of damages, the entitlement to attorney’s fees and other costs, and the waiver of immunity from jurisdiction of any court or from legal process. Validity and enforceability of VIE arrangement is also subject to risk derived from the discretion of any competent PRC legislative, administrative or judicial bodies in exercising their authority in the PRC. As a result, there can no assurance that any of such PRC Laws will not be changed, amended or replaced in the immediate future or in the longer term with or without retrospective effect.

Results of Operations

Fiscal Year ended June 30, 2017 Compared to the Year ended June 30, 2016.

FOR THE YEARS ENDED JUNE 30

	2017	2016	Change$	Change%
Sales
Jinong	106,642,032	125,716,937	(19,074,905)	-15.2%
Gufeng	104,446,239	134,661,420	(30,215,181)	-22.4%
Yuxing	8,517,231	8,406,663	110,568	1.3%
Sales VIEs	65,607,538	0	65,607,538
Net sales	285,213,040	268,785,020	16,428,020	6.1%
Cost of goods sold			0
Jinong	48,056,379	53,515,169	(5,458,790)	-10.2%
Gufeng	89,913,446	116,427,052	(26,513,606)	-22.8%
Yuxing	6,872,878	5,813,468	1,059,410	18.2%
Sales VIEs	56,598,252	0	56,598,252
Cost of goods sold	201,440,955	175,755,689	25,685,266	14.6%
Gross profit	83,772,085	93,029,331	(9,257,246)	-10.0%
Operating expenses			0
Selling expenses	32,472,315	48,596,184	(16,123,869)	-33.2%
Selling expenses - amortization of deferred asset			0
General and administrative expenses	19,321,999	11,841,228	7,480,771	63.2%
Total operating expenses	51,794,314	60,437,412	(8,643,098)	-14.3%
Income from operations	31,977,771	32,591,919	(614,148)	-1.9%
Other income (expense)			0
Other income (expense)	(82,491)	(5,473)	(77,018)	1407.2%
Interest income	318,404	485,673	(167,269)	-34.4%
Interest expense	(549,650)	(995,959)	446,309	-44.8%
Total other income (expense)	(313,737)	(515,759	202,022	-39.2%
Income before income taxes	31,664,034	32,076,160	(412,126)	-1.3%
Provision for income taxes	6,511,880	7,371,967	(860,087)	-11.7%
Net income	25,152,154	24,704,193	447,961	1.8%
Other comprehensive income (loss)			0
Foreign currency translation gain (loss)	(568,274)	(31,404,626)	31,972,900	-101.8%
Comprehensive income (loss)	25,720,428	(6,700,433)	32,420,861	-483.9%
			0
Basic weighted average shares outstanding	38,093,028	36,703,576	1,389,452	3.8%
Basic net earnings per share	0.66	0.67	-0.01	-1.9%
Diluted weighted average shares outstanding	38,093,028	36,703,576	1,389,452	3.8%
Diluted net earnings per share	0.66	0.67	-0.01	-1.9%

Net Sales

Total net sales for the fiscal year ended June 30, 2017 were $285,213,040, an increase of $16,428,020 or 6.1%, from $268,785,020 for the fiscal year ended June 30, 2016. This increase was primarily due to an increase in sales VIE’s and Yuxing’s net sales.

For the fiscal year ended June 30, 2017, Jinong’s net sales decreased $19,074,905, or 15.2%, to $106,642,032 from $125,716,937 for the fiscal year ended June 30, 2016. This decrease was mainly attributable to the decrease in Jinong’s sales volume during the last fiscal year.

For the fiscal year ended June 30, 2017, Gufeng’s net sales were $104,446,239, a decrease of $30,215,181, or 22.4% from $134,661,420 for the fiscal year ended June 30, 2016. The decrease was mainly attributable to the decrease in Gufeng’s sales volume during the last fiscal year.

For the fiscal year ended June 30, 2017, Yuxing’s net sales were $8,517,231, an increase of $110,568 or 1.3%, from $8,406,663 for the fiscal year ended June 30, 2016. The increase was mainly attributable to the increase in market demand during the last fiscal year.

For the fiscal year ended June 30, 2017, as a brand-new segment, the sales VIEs’ net sales were $65,607,538.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2017 was $201,440,955 an increase of $25,685,266, or 14.6%, from $175,755,689 for the fiscal year ended June 30, 2016. This increase was mainly due to increase in cost of goods sold in for Yuxing and the sales VIEs.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2017 was $48,056,379, a decrease of $5,458,790, or 10.2%, from $53,515,169 for the fiscal year ended June 30, 2016. The decrease in cost of goods was mainly due to the decrease in Jinong’s sales volume during the last fiscal year.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2017 was $89,913,446, a decrease of $26,513,606, or 22.8%, from $116,427,052 for the fiscal year ended June 30, 2016. This decrease was primarily attributable to a decrease in its sales volume.

For year ended June 30, 2017, cost of goods sold by Yuxing was $6,872,878, an increase of $1,059,410, or 18.2%, from $5,813,468 for the fiscal year ended June 30, 2016. This increase was mainly due to the increase in Yuxing’s net sales and the procurement expense.

Cost of goods sold by the sales VIEs for the fiscal year ended June 30, 2017 was $56,598,252.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2017 decreased by $9,257,246 to $83,772,085, as compared to $93,029,331 for the fiscal year ended June 30, 2016. Gross profit margin was 29.4% and 34.6% for the fiscal years ended June 30, 2017 and 2016, respectively.

Gross profit generated by Jinong decreased by $13,616,115, or 18.9%, to $58,585,653 for the fiscal year ended June 30, 2017 from $72,201,768 for the fiscal year ended June 30, 2016. Gross profit margin from Jinong’s sales was approximately 54.9% and 57.4% for the fiscal years ended June 30, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to the increase in product costs and the decrease in sales prices.

For the fiscal year ended June 30, 2017, gross profit generated by Gufeng was $14,532,793, a decrease of $3,701,575, or 20.3%, from $18,234,368 for the fiscal year ended June 30, 2016. Gross profit margin from Gufeng’s sales was approximately 13.9% and 13.5% for the fiscal years ended June 30, 2017 and 2016, respectively. The increase in gross profit margin was mainly due to the slightly decrease in product costs and the decrease in sales prices.

For the fiscal year ended June 30, 2017, gross profit generated by Yuxing was $1,644,353, a decrease of $948,842, or 36.6% from $2,593,195 for the fiscal year ended June 30, 2016. The gross profit margin was approximately 19.3% and 30.8% for the fiscal years ended June 30, 2017 and 2016, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs and the decrease in sales prices.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $17,908,010, or 6.3%, of net sales for the fiscal year ended June 30, 2017, as compared to $13,527,912, or 5.0% of net sales for the fiscal year ended June 30, 2016, an increase of $4,380,098, or 32.4%. The selling expenses of Yuxing were $43,168 or 0.5% of Yuxing’s net sales for the fiscal year ended June 30, 2017, as compared to $200,983 or 2.4% of Yuxing’s net sales for the fiscal year ended June 30, 2016. The selling expenses of Gufeng were $420,433 or 0.4% of Gufeng’s net sales for the fiscal year ended June 30, 2017, as compared to $545,652 or 0.4% of Gufeng’s net sales for the fiscal year ended June 30, 2016.

The selling expenses of the sales VIEs were $1,414,469 or 1.9% of the sales VIEs’ net sales for the fiscal year ended June 30, 2017.The selling expenses of Jinong for the fiscal year ended June 30, 2017 were $16,029,940 or 15.0% of Jinong’s net sales, as compared to selling expenses of $12,781,276 or 10.2% of Jinong’s net sales for the fiscal year ended June 30, 2016. The increase in Jinong’s selling expenses was due to Jinong’s further expanded marketing efforts led to the increase in shipping costs and packaging cost.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $14,564,305, or 5.1%, of net sales for the fiscal year ended June 30, 2017, as compared to $35,068,273 or 13.0% of net sales for the fiscal year ended June 30, 2016, a decrease of $20,503,968, or 58.5%. This decrease was since some of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the last year.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $19,321,999, or 6.8% of net sales for the fiscal year ended June 30, 2017, as compared to $11,841,228, or 4.4%, of net sales for the fiscal year ended June 30, 2016, an increase of $7,480,771, or 63.2%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the fiscal year ended June 30, 2017 was $313,737, as compared to $515,759 for the fiscal year ended June 30, 2016, a decrease in expense of $202,022, or 39.2%. The decrease in total other expense partly resulted from a decrease in interest expense by $446,309 or 44.8%, to $549,650 during the year ended June 30, 2017 as compared to $995,959 during the year ended June 30, 2016, due to a lesser amount of short term loans outstanding in 2017 as compared to 2016.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $3,521,978 for the fiscal year ended June 30, 2017, as compared to $3,592,823 for the fiscal year ended June 30, 2016, a decrease of $70,845 or 2%.

Gufeng is subject to a tax rate of 25%, and incurred income tax expenses of $2,148,326 for the fiscal year ended June 30, 2017, as compared to $3,779,145 for the fiscal year ended June 30, 2016, a decrease of $1,630,819, or 43.2%.

Yuxing has no income tax for the years ended June 30, 2017 and 2016 because of being exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Net Income

Net income for the fiscal year ended June 30, 2017 was $25,152,154, an increase of $447,961, or 1.8%, compared to $24,704,193 for the fiscal year ended June 30, 2016. The increase was attributable to the decrease in selling expenses and other expense. Net income as a percentage of total net sales was approximately 8.8% and 9.2% for the fiscal year ended June 30, 2017 and 2016, respectively.

Discussion of Segment Profitability Measures

As of June 30, 2017, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income decreased 4.8%, by $952,111 to $18,699,889 for the year ended June 30, 2017, from $19,652,000 for the fiscal year ended June 30, 2016. The difference was due to the decrease in net sales.

For Gufeng, the net income decreased by $4,112,337 or 39% to $6,444,979 for the year ended June 30, 2017 from $10,557,316 for year ended June 30, 2016. The difference was due to the decrease in net sales.

For Yuxing, the net income decreased 261.5% by $3,847,373 to $-2,375,961 for the year ended June 30, 2017 from $1,471,412 for year ended June 30, 2016. The loss was mainly due to a significant increase for general and administrative expense.

For the sales VIEs, the net income was $2,552,459 for year ended June 30, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2017, cash and cash equivalents were $123,050,548, an increase of $20,154,062, or 19.6%, from $102,896,486 as of June 30, 2016.

We intend to use some of the remaining net proceeds from the Public Offerings, as well as other working capital if required, to acquire new businesses such as the eight sales VIEs described above, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Yuxing purchased a set of agricultural products test equipment for the year of 2016. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2017	2016
Net cash provided by operating activities	$16,302,049	$34,358,655
Net cash provided by (used in) investing activities	(402,067)	689,545
Net cash provided by (used in) financing activities	3,393,065	(17,102,600)
Effect of exchange rate change on cash and cash equivalents	861,015	(8,031,678)
Net increase (decrease) in cash and cash equivalents	20,154,062	9,913,922
Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$123,050,548	$102,896,486

Operating Activities

Net cash provided by operating activities was $16,302,047 for the fiscal year ended June 30, 2017, a decrease of $18,056,606, or 59.4% from cash provided by operating activities of $34,358,665 for the fiscal year ended June 30, 2016. The decrease was mainly attributable to the decrease in depreciation and amortization during the year ended June 30, 2017 as compared to the same period in 2016.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2017 was $402,067, a decrease of $1,091,612, or 158.3% from cash provided by investing activities of $689,454 for the fiscal year ended June 30, 2016. This decrease was due to cash acquired with acquisitions, cash paid for construction in process and purchase of PP&E in 2017.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2017 was $3,393,065, an increase of $20,495,665 from cash used in financing activities of $17,102,600 for the fiscal year ended June 30, 2016.   During the year ended June 30, 2017, we received $5,948,021 from the proceeds from loans compared to $3,110,000 of proceeds from loans for the fiscal year ended June 30, 2016.

As of June 30, our loans payables were as follows:

	2017	2016
Short term loans payable:	$7,678,111	$4,665,500
Total	$7,678,111	$4,665,500

Accounts Receivable

We had accounts receivable of $141,665,179 as of June 30, 2017, as compared to $117,055,376 as of June 30, 2016, an increase of $24,609,803 or 21%. As of June 30, 2017, Gufeng had accounts receivable of $59,002,630, an increase of $11,656,568, compared to $47,346,062 as of June 30, 2016. As of June 30, 2017, VIEs had accounts receivable of $30,687,859, an increase of $23,637,658 or 335.3%, compared to $7,050,201 as of June 30, 2016.

Allowance for doubtful accounts in account receivable for the fiscal year ended June 30, 2017 was $9,457,423, an increase of $9,060,300 or 2281.5% from $397,123 as of June 30, 2016. And the allowance for doubtful accounts as a percentage of accounts receivable was 6.3% as of June 30, 2017 and 0.34% as of June 30, 2016.

Deferred assets

We had deferred assets of $864,070 as of June 30, 2017, as compared to $13,431,621 as of June 30, 2016. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Inventories

We had inventories of $78,013,891 as of June 30, 2017, as compared to $87,436,315 as of June 30, 2016, a decrease of $9,422,424, or 10.8%. The principal reason for the decrease is attributed to the decrease of Gufeng’s inventory. As of June 30, 2017, Gufeng’s inventory was $54,444,465, compared to $60,183,741 as of June 30, 2016.

Advances to Suppliers

We had advances to suppliers of $24,063,062 as of June 30, 2017 as compared to $24,588,070 as of June 30, 2016, representing a decrease of $565,008 or 2.3%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $19,643,897 as of June 30, 2017 as compared to $5,246,153 as of June 30, 2016, representing an increase of $14,397,744, or 274.4%. The increase was primarily due to the increase of accounts payable for VIEs. It has account payable of $18,355,921 as of June 30, 2017 as compared to $3,840,052 as of last year, representing an increase of $14,515,869, or 378%.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $7,046,570 as of June 30, 2017 as compared to $6,302,452 as of June 30, 2016, representing an increase of $744,118, or 11,8%. The increase was mainly attributable to Gufeng’s $3,478,713 unearned revenue as of June 30, 2017, compared to $2,123,669 unearned revenue during the same period last year, caused by the advancement of deposits made by client. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2017.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The Company’s Chairman and CEO, Mr. Li, provided credit backup guarantee toward potential losses to the Company of any amounts due from distributors in this matter.

Segment reporting

FASB ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other way management disaggregates a company.

As of June 30, 2017, we were organized into eleven main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Zhenbai Agri (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risks

Disclosures About Market Risk

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur because of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk

Substantially all our revenues and expenses are denominated in RMB. However, we use the U.S. dollar for financial reporting purposes. Conversion of RMB into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated its intention to support the value of RMB, there can be no assurance that such exchange rate will not again become volatile or that RMB will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

Our reporting currency is the U.S. dollar. Except for the U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2017, our accumulated other comprehensive loss was $5.2 million. We have not entered into any hedging transactions to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Between July 1, 2016 and June 30, 2017, China’s currency dropped by a cumulative 1.8% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2017 and June 30, 2016 was $7.7 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2017. The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions to reduce our exposure to interest rate risk.

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

Balance sheets, as of June 30, 2017 and 2016, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2017 and 2016, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2017 audited by our auditors because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

			Term as
			Director of
Name	Position with the Company	Age	Company

Tao Li	Chairman of the Board of Directors, Chief Executive Officer	51	2007 - Present

Zhuoyu “Richard” Li	President	25	2016 - Present

Ken Ren	Chief Financial Officer	40	2010 - Present

Ale Fan	Director	36	2015 - Present

Daqing Zhu	Director	52	2017 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	78	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jinjun Lu	Director	44	2017 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Tao Li	Chairman of the Board of Directors and Chief Executive Officer since December 26, 2007. Mr. Li has served as the President and CEO of Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., our wholly-owned subsidiary (“Jinong”), since 2000. Mr. Li established Xi’an TechTeam Industry (Group) Co., Ltd. in 1996 and established Jinong in 2000. Mr. Li is also currently the Chairman of Kingtone Wirelessinfo Solution Holding Ltd, a NASDAQ listed company. He graduated from Northwest Polytechnic University in Xi’an, China with a Master’s degree in heat and metal treatment. Mr. Li is the current Vice Chairman of the China Green Food Association. Previously, he has held positions at the World Bank Loan Office of China Education Commission, National Key Laboratory for Low Temperature Technology, and Northwest Polytechnic University. Mr. Li is active in Shaanxi Province business and trade organizations including as a member of the CPPCC Shaanxi Committee, the Shaanxi Provincial Decision-Making Consultation Committee, Vice Chairman of the Shaanxi Provincial Federation of Industry and Commerce, Vice President of the Shaanxi Overseas Friendship Association, Vice Chairman of the Shaanxi Provincial Credit Association, Vice Chairman of the Shaanxi Provincial Youth Entrepreneurs Association, Vice Chairman of the Xi’an Municipal Federation of Industry and Commerce and Vice Chairman of the Xi’an Municipal Youth Entrepreneurs Association. Mr. Li, as the founder of our company, has been critical to our success and his experience brings to the board of directors an irreplaceable perspective with respect to our business and the industry in which we compete. These attributes make Mr. Li an ideal candidate to serve as our Chairman.

Zhuoyu “Richard” Li	Mr. Li has served as the President of our company since May 11, 2016. Mr. Li has four years of experience in the agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Richard served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li is a good fit for the position given his background in the agricultural industry, and his practical experience from 900LH.com is a valuable addition to the Company.

Ken Ren	Mr. Ren has served as the Chief Financial Officer of our company since 2010. Prior to joining our company, he served as a capital market analyst for the Federal Home Loan Bank of Des Moines since April 2009, where he analyzed, priced, and assisted in trading investments and issuing debt, conducted hedges and performed relative value analysis in the bank’s capital market group. From earlier, Mr. Ren served as a senior investment associate at an asset management subsidiary of Wells Fargo, which provides money management services to institutional clients. Mr. Ren received a Ph.D. degree in Operations Research in 2006, and a M.S. degree in Computational Finance in 2004, both from Purdue University. We believe Mr. Ren is a good fit to serve as our Chief Financial Officer, given his credentials mentioned above.

Ale Fan	Director. Ms. Fan had served as a Director of our company since 2015 and a Director of Finance at Jinong since January 2013. Ms. Fan had served as the deputy Director of Finance at Jinong since January 2013. She has also served as comptroller of the financial department at Jinong from September 2007 to December 2012. Prior to that, she worked as an accountant at Jinong from August 2003. Ms. Fan holds a degree in Accounting from Baoji University of Arts and Sciences. We believe that Ms. Fan’s knowledge of the Company’s history and day-to-day operations and her experience in accounting and finance in the PRC qualify her to serve a director of our company.

Lianfu Liu	Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as a director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu’s experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Daqing Zhu	Director, Chairman of the Audit Committee, Compensation Committee Member and Nominating Committee Member. Mr. Zhu has served as the president of Shaanxi Aisuo Consulting Co. Ltd., a company specializing in providing professional management and finance services, since 2014. In 2004, Mr. Zhu founded Shaanxi Xintianyou Auto Dealership Co. Ltd, a dealership of auto sales and services for various brands, including BYD Auto, and had served as its CEO and Chairman of the Board until 2014. In addition to founding and developing commercial businesses, Mr. Zhu had also worked in the public sector since the 1990s. His public administration experience includes working at various agencies and offices of the Shaanxi provincial government from 1990 to 2004. Earlier in his career, in the 1980’s, Mr. Zhu was a corporate banking officer at Industrial and Commercial Bank of China in Xi’an. As the corporate leader with responsibility for all aspects of business management, Mr. Zhu has executive level experience in financial management, internal control, marketing to individuals and small businesses, sales, customer care, operations, product management, electronic commerce, financial services, executive compensation, strategic planning, technology, and mergers and acquisitions.

Jinjun Lu	Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Lu, aged 44, is the co-founder of Shaanxi Jinfenghui Technology Co. Ltd (“Jinfenghui”) since he started in 2014. Drawing on years of entrepreneurial experience, Mr. Lu plans to grow Jinfenghui into one of the largest mobile terminal device manufacturers in northwestern China. At Jinfenghui, Mr. Lu oversees corporate growth plans, budgets capital expenditures, seeks investment funds, and designs marketing strategies for Jinfenghui products to penetrate target markets. Before founding Jinfenghui, in 1998 he founded Xinjiang Yongan Engineering Co. Ltd in Xinjiang Uyghur Autonomous Region, a provincial-level autonomous region of China in the northwest of the country. Earlier in the 1990s, Mr. Lu began his entrepreneurship career as a distributor for Lining-branded garment products in Henan Province, which he grew into the largest wholesale venture for Lining in the region. As a founder of several enterprises and a seasoned entrepreneur, Mr. Lu not only has executive experience in strategic management, marketing and sales, and technology, but also brings his experience as a founder from different industries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are also required to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during the year ended June 30, 2017, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a Code of Ethics that applies to all our employees and officers, and the members of our Board of Directors, which was amended and restated in 2010. The Amended and Restated Code of Ethics (the “Code of Ethics”) is available on our website at www.cgagri.com. Printed copies are available upon request without charge. Any amendment to or waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Corporate Governance Guidelines

We have adopted a Code of Ethics that applies to all our employees and officers, and the members of the Board, which was amended and restated in 2010. The Amended and Restated Code of Ethics (the “Code of Ethics”) is available on our website at www.cgagri.com. Printed copies are available upon request without charge. Any amendment to or waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Messrs. Daqing Zhu, Lianfu Liu, and Jinjun Lu, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Ms. Zhu qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Zhu. The Audit Committee held four meetings during the fiscal year ended June 30, 2017. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Jinjun Lu, Lianfu Liu and Daqing Zhu. The Chairman of the Compensation Committee is Ms. Lu. The Compensation Committee held one meeting during the fiscal year ended June 30, 2017. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Jinjun Lu, Lianfu Liu and Daqing Zhu. The Chairman of the Nominating Committee is Mr. Lu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2017. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

To counterbalance the potential for ineffective Board oversight, we have adopted a governance structure that includes: (i) a designated lead independent director; (ii) annual elections of directors by most votes cast at the annual meeting of shareholders; (iii) committees composed entirely of independent directors; and (iv) established corporate governance and ethics guidelines. Our Board appointed Mr. Daqing Zhu to serve as the Board’s lead independent director. The lead independent director acts as an intermediary between the Board and senior management. Among other things, the lead independent director is responsible for facilitating communication among directors and between the Board and the Chief Executive Officer, working with the Chief Executive Officer to provide an appropriate information flow to the Board, and chairing executive sessions of the independent directors. Executive sessions of our independent directors occur following regularly scheduled quarterly audit committee meetings, and at such other times as the independent directors deem appropriate. However, the Board recognizes that circumstances may change over time and as they do, changes to the leadership structure may be warranted.

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

In accordance with corporate governance standards of the NYSE, the Audit Committee charter assigns to that committee the responsibility to review our policies and practices with respect to risk assessment and risk management, including major financial risk exposures, and the steps management has taken to monitor and control such exposures. Additionally, each of the Board’s committees also oversees the management of our risks that are under each committee’s areas of responsibility. For example, the Audit Committee oversees management of accounting, auditing, external reporting, internal controls, and cash investment risks. The Nominating Committee oversees our compliance policies, Code of Conduct, conflicts of interests, director independence and corporate governance policies. The Compensation Committee oversees risks arising from compensation practices and policies. In this manner, the Board can coordinate its risk oversight.

Director Nominations

The Nominating Committee recommends director candidates and will consider for such recommendation director candidates proposed by management, other directors and stockholders. All director candidates will be evaluated based on the criteria identified below, regardless of the identity of the individual or the entity or person who proposed the director candidate.

The selection of director nominees includes consideration of factors deemed appropriate by the Corporate Governance and Nominating Committee and the Board. We may engage a firm to assist in identifying, evaluating, and conducting due diligence on potential board nominees. Factors will include integrity, achievements, judgment, intelligence, personal character, any prior contact or relationship between a candidate and a current or former director or officer of our company, the interplay of the candidate’s relevant experience with the experience of other Board members, the willingness of the candidate to devote adequate time to Board duties and the likelihood that he or she will be willing and able to serve on the Board for a sustained period. The Corporate Governance and Nominating Committee will consider the candidate’s independence, as defined by the rules of the SEC and the NYSE. Relating to the selection, due consideration will be given to the Board’s overall balance of diversity of perspectives, backgrounds, and experiences. Experience, knowledge, and skills to be represented on the Board include, among other considerations, financial expertise (including an “audit committee financial expert” within the meaning of the SEC’s rules), financing experience, related industry experience, strategic planning, business development, and community leadership.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2017. Accordingly, our “Named Executive Officers” are i) Mr. Tao Li, our Chairman, and Chief Executive Officer, ii) Mr. Zhuoyu “Richard” Li, our President, and iii) Mr. Ken Ren, our Chief Financial Officer.

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

Compensation Objectives

Our compensation objectives are as follows:

●

We strive to provide competitive executive compensation programs that will help to attract highly qualified individual’s necessary for our continued growth. Once an executive is hired, our goal is to retain and motivate them to achieve higher levels of performance and be appropriately rewarded for that effort.

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

During the fiscal year ended June 30, 2017, effective December 30, 2016, the Compensation Committee granted (i) 400,000 shares of restricted stock to Mr. Tao Li, the Company’s CEO; (ii) 200,000 shares to Mr. Zhuoyu “Richard” Li, the Company’s President, (iii) 200,000 shares to Mr. Ken Ren, the Company’s Chief Financial Officer. Also, the Compensation Committee granted 30,000 shares to Ms. Yiru Shi, 20,000 shares to Mr. Jianlei Shen and 20,000 shares to Mr. Lianfu Liu, each of whom is an independent director of the Company. The Stock Grants were vested immediately for the CEO, CFO and the three independent directors.

On June 29, 2016, the Company granted (i) 400,000 shares of restricted stock to Mr. Tao Li, the Company’s CEO; (ii) 200,000 shares of restricted stock to Mr. Ken Ren, the CFO, and (iii) 30,000 shares of restricted stock to Ms. Yiru Shi. . Also, the Compensation Committee granted 20,000 shares of restricted stock to Mr. Jianlei Shen and 20,000 shares of restricted stock to Mr. Lianfu Liu, each of whom is an independent director of the Company. The Stock Grants were vested immediately for the CEO, CFO and the independent directors.

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

Employee Stock Purchase Plan

On August 9, 2012, the Board adopted the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. The Board adopted the Company’s Third Amended and Restated Employee Stock Purchase Plan (the “Restated ESPP”) on May 15, 2015. The Restated ESPP reserved a total of 3,750,000 shares of Common Stock, including 1,250,000 shares of Common Stock that was increased the third time. Shareholder approval is not required with respect to the issuance under the ESPP pursuant to Sections 303A.08 or 312.03 of the NYSE Listed Company Manuel. The ESPP has been delegated to be administered by the Compensation Committee since October 19, 2012. Any employee of the Company or any parent (if any) and subsidiary corporation of the Company (the “Affiliate”), who is not a natural person resident in the United States, who has been in the employ of the Company or any Affiliate for such continuous period as required by the Board preceding the grant of rights under the ESPP is eligible to participate in the ESPP during the applicable offering period, subject to administrative rules established by the Compensation Committee.

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

During the fiscal year ended June 30, 2014, the Company issued 118,778 shares of common stock at the market price of $4.42 per share to Mr. Tao Li ($525,000 in total), the Company’s Chairman and Chief Executive Officer under the ESPP on September 26, 2013. The Company also issued 533,165 shares of common stock at the market price of $2.35 per share to certain employees enrolled in the ESPP ($1,252,938 in total) on May 26, 2014. During the year ended June 30, 2015, the Company issued 1,362,495 shares of common stock to its employees under the ESPP for cash of $2,946,746 and the Company issued 326,483 shares of common stock to its Chairman, Mr. Li, for cash proceeds of $626,847 under the ESPP.

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

Summary Compensation Table— Fiscal Years Ended June 30, 2017, 2016 and 2015

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation more than $100,000 during each of the three fiscal years ended June 30, 2017, 2016, and 2015.

SUMMARY COMPENSATION TABLE

							Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year Ended	($)	($)	(1)($)	($)	($)	($)	($)	($)

Tao Li
Chief Executive	June 30, 2017	$200,000	$102,000	$480,000	—	—	—	—	$782,000
Officer, and Chairman	June 30, 2016	$200,000	$24,000	$536,000	—	—	—	—	$760,000
of the Board (2)	June 30, 2015	$300,000	$36,000	$504,400	—	—	—	—	$840,000

Zhuoyu “Richard” Li	June 30, 2017	100,000	44,000	240,000	—	—	—	—	$384,000
President (2)	June 30, 2016	100,000	12,000	—	—	—	—	—	$112,000
	June 30, 2015	—	—	—	—	—	—	—	$—

Ken Ren Chief	June 30, 2017	$160,000	$61,600	$240,000	—	—	—	—	$461,600
Financial Officer	June 30, 2016	$160,000	$16,800	$268,000	—	—	—	—	$444,800
	June 30, 2015	$160,000	$16,800	$210,000	—	—	—	—	$386,800

(1)

The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our Named Executive Officers.

(2)	Mr. Tao Li resigned as the President and Mr. Zhuoyu “Richard” Li was appointed as the President on May 19, 2016.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2017:

GRANTS OF PLAN-BASED AWARDS

All
								Other	All
								Stock	Other		Grant
								Awards:	Option		Date
								Number	Awards:	Exercise	Fair
								of	Number	or	Value
		Estimated Future Payouts			Estimated Future Payouts			Shares	of	Base	of Stock
		Under			Under			of	Securities	Price of	and
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($)	(#)	(#)	($ /Sh)	($)(1)

Tao Li	December 30, 2016	—	—	—	—	—	—	400,000	—	$1.20	$480,000

Zhuoyu Li	December 30, 2016	—	—	—	—	—	—	200,000	—	$1.20	$240,000

Ken Ren	December 30, 2016	—	—	—	—	—	—	200,000	—	$1.20	$240,000

(1)	With respect to the restricted stock awards, the grant date fair value is calculated by multiplying the number of shares granted by the closing price on the trading day immediately preceding the grant date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Tao Li. Pursuant to an Employment agreement between Jinong and Mr. Tao Li dated January 16, 2008, Mr. Li is employed by Jinong as its Chairman of the Board and Chief Executive Officer for a term of five years. Upon its expiration of the initial term in 2013, the agreement was automatically renewed on the same terms and conditions for a five-year period, and is subject to successive additional five-year periods unless either party provides written notice of termination at least 60 days prior to the end of any five-year term. The agreement is terminable immediately, or upon 30-days prior written notice, upon the occurrence of certain events. The agreement provides for an annual salary of RMB 60,000 (approximately $8,508).  Mr Tao Li’s current annual base salary is $200,000 for serving the Company’s Chairman of the Board and Chief Executive Officer.

Zhuoyu “Richard” Li. Pursuant to an Employment agreement between the Company and Zhuoyu (“Richard”) Li, Mr. Li will receive annual base salary of $100,000 and a bonus up to 40% for serving as the Company’s President, effective May 19, 2016. In addition, Mr. Li will receive stock awards to be determined when the Company grants the awards to directors and officers under the Company’s 2009 Equity Incentive Plan, as amended. The initial term of the employment agreement is one year which will be automatically extended for additional one-year terms unless either party provides written notice of termination sixty (60) days prior to the end of the prior term.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
			Equity					Number	Payout
			Incentive			Number	Market	of	Value of
			Plan			of	Value of	Unearned	Unearned
			Awards:			Shares	Shares	Shares,	Shares,
	Number of	Number of	Number of			or Units	or Units	Units or	Units or
	Securities	Securities	Securities			of Stock	of Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Tao Li	—	—	—	—	—	—	$—	—	$—

Zhuoyu Li	—	—	—	—	—	—	$—	—	$—

Ken Ren	—	—	—	—	—	—	$—	—	$—

Option Exercises and Stock Vested During the Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING THE FISCAL YEAR

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized	Acquired	Realized
	Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Tao Li			400,000	400,000	(1)

Zhuoyu Li			200,000	200,000	(2)

Ken Ren			200,000	200,000	(3)

(1)	Represents the vesting of 400,000 shares of restricted stock on December 30, 2017 with a market value of $1.20 per share on such date.

(2)	Represents the vesting of 200,000 shares of restricted stock on December30, 2017 with a market value of $1.20 per share on such date.

(3)	Represents the vesting of 200,000 shares of restricted stock on December30, 2017 with a market value of $1.20 per share on such date.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2017, there were no outstanding options to purchase any shares of common stock granted under the Plan. Options granted in the future under the Plan are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2017.

Number of
securities
remaining
available for
	Number of		future
	securities to		issuance
	be issued	Weighted-	under
	upon	average	equity
	exercise	exercise	compensation
	of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,618,615
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,618,615

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2017.

	Fees					Non-
	Earned				Non-Equity	Qualified
	or				Deferred	Incentive
	Paid in	Stock		Option	Plan	Compensation	Other	All
	Cash	Awards		Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)		($)	($)	($)	($)	($)
Yiru Shi (former director until April 18, 2017)	$20,000	$36,000	(2)	—	—	—	0	56,000
Lianfu Liu	$26,000	$24,000	(2)	—	—	—	0	48,000
Jianlei Shen	$16,000	$24,000	(2)	—	—	—	0	38,000
Ale Fan	$—	$—		—	—	—	—	—
Daqing Zhu	$6,000	$—		—	—	—	0	6,000

(1)

The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our directors. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our directors.

(2)	Represents 40,000, 30,000, and 20,000 shares of restricted shares to three independent directors respectively, which were granted by the Company as of December 30, 2016.

The directors will also be reimbursed for all their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2017 were Mr. Yiru Shi and Messrs. Jianlei Shen, Daqing Zhu, and Lianfu Liu. During the fiscal year ended June 30, 2017:

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

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2017, and (2) assuming a change in control on June 30, 2017.

	Termination
	Without	Change in
Name	Cause(1)	Control(2)

Tao Li	$794	—

(1)	Represents the payment made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2017, i.e., $1.34 per shares, multiplied by the number of unvested shares.

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

2009 Equity Incentive Plan Change in Control Provisions

In the event of a change in control of our company, and except as otherwise set forth in the applicable award agreement, all unvested portions of awards shall vest immediately. Awards, whether then vested, shall be continued, assumed, or have new rights as determined by our Compensation Committee or a committee of the Board designated to administer the Plan, and restrictions to which any shares of restricted stock or any other award granted prior to the change in control are subject shall not lapse. Awards shall, where appropriate at the discretion of the Committee, receive the same distribution of our common stock on such terms as determined by the Compensation Committee. Upon a change in control, the Committee may also provide for the purchase of any awards for an amount of cash per share of common stock issuable under the award equal to the excess of the highest price per share of our common stock paid in any transaction related to a change in control of our company over the exercise price of such award.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information as of September 13, 2017, the latest applicable date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of September 13, 2017, an aggregate of 38,551,265 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

	Greater Than 5% Shareholders

Common Stock	Tao Li	10,565,308	(3)	27.5%

	Directors and Executive Officers

Common Stock	Tao Li Chief Executive Officer and Chairman of the Board	10,565,308		27.5%

Common Stock	Zhuoyu “Richard” Li President	1,097,387		2.7%

Common Stock	Ken Ren Chief Financial Officer	1,080,000		2.7%

Common Stock	Daqing Zhu Director	0		— *

Common Stock	Jinjun Lu Director	0		— *

Common Stock	Ale Fan Director	0		— *

Common Stock	Lianfu Liu Director	121,000		— *

	All executive officers and directors as a group	12,903,695		33.5%

* Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

(2)	In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 38,551,265 shares of common stock outstanding as of September 13, 2017, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Includes (i) 497,387 shares held by Mr. Li’s wife, excludes (ii) 897,387 shares held by Mr. Li’s son, Mr. Zhuoyu “Richard” Li. Mr. Li disclaims beneficial ownership with respect to the shares held by his wife and son.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2017, and 2016, the amount due to related parties were $3,071,102 and $2,473,004, respectively. As of June 30, 2017, and 2016, $1,051,652 and $1,092,243, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements.

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. ("900LH.com"), previously announced as Xi'an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,965,250). Up to the year ended June 30, 2017, Yuxing has sold approximately $2,472,165 of products to 900LH.com.

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is leased from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2016 at monthly rent of RMB25,723 (approximately $4,000) for 612 square meters (approximately 6,588 square feet) of office space. Mr. Tao Li, Chairman and CEO of the Company, is also Chairman of Kingtone Information.

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

If we become aware of a Related Party Transaction that has not been previously approved under the Policy, such transaction will be presented to the Audit Committee. A Related Party Transaction entered into without pre-approval of the Audit Committee shall not be deemed to violate the Policy, or be invalid or unenforceable, so long as the transaction is brought to the Audit Committee as promptly as reasonably practical after it is entered and is subsequently ratified by the Audit Committee.

Communications with the Board

Interested parties may communicate with any of our directors, our Board as a group, our independent directors as a group or any committees of the Board by sending an e-mail to the Secretary to the Board of Directors, at nonmgtdirectors@cgagri.com and indicating the intended recipient in the subject line, or by writing to the Board at the Board of Directors, China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The Board has given Ms. Liu, as Secretary to the Board of Directors, the discretion to distribute communications to the director or directors, after ascertaining whether the communications are appropriate to duties and responsibilities of the Board. Communications that relate to ordinary business matters that are not within the scope of the Board’s responsibilities will be forwarded to the appropriate employee within our company. Solicitations, junk email and obviously frivolous or inappropriate communications will not be forwarded. You will receive a written acknowledgement from the Secretary to the Board upon receipt of your communication.

Independence of the Board

Our Board is currently composed of five (5) members. Daqing Zhu, Jinjun Lu, and Lianfu Liu qualify as independent directors in accordance with the published listing requirements of the New York Stock Exchange (“NYSE”). The NYSE independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE rules, our Board has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Board Meetings

The Board held four meetings, by telephone, in the fiscal year ended June 30, 2017. In addition, the Board unanimously approved twelve written consents on matters between meetings. During the fiscal year ended June 30, 2017, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

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

Item 14.	Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2017 and 2016:

	Years Ended
	June 30,	June 30,
	2017	2016
Audit Fees	$280,000	$370,000
Audit related fees		10,000
Tax fees	—	—
All Other Fees	—	—
Total	$280,000	$380,000

Audit Fees

The aggregate fees billed by Kabani & Company, Inc. for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services in connection with statutory and regulatory filings or engagements were $280,000 and $370,000 for the fiscal years ended June 30, 2017 and 2016, respectively.

On April 19, 2017, Kabani & Company, Inc. resigned as independent registered public accounting firm for the Company. On April 20, 2017, the Company engaged KSP Group, Inc. ("KSP") as the Company's independent registered public accounting firm. The aggregate fees billed by KSP for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $280,000 for the fiscal years ended June 30, 2017.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $0 and $10,000 for the fiscal years ended June 30, 2017, and 2016, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by KSP for our consolidated financial statements as of and for the year ended June 30, 2017.

The Company’s principal accountant, KSP Group, Inc., did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

China Green Agriculture, Inc.

Date: October 19, 2017	By:	/s/ Tao Li
Tao Li, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 19, 2017	/s/ Tao Li
Tao Li, Chairman of the Board of Directors and
CEO (principal executive officer)

October 19, 2017	/s/ Zhuoyu “Richard” Li
Zhuoyu “Richard” Li, President
(deputy executive officer)

October 19, 2017	/s/ Ken Ren
Ken Ren, Chief Financial Officer
(principal financial officer and
principal accounting officer)

October 19, 2017	/s/ Ale Fan
Ale Fan, Director

October 19, 2017	/s/ Lianfu Liu
Lianfu Liu, Director

October 19, 2017	/s/ Daqing Zhu
Daqing Zhu, Director

October 19, 2017	/s/ Jinjun Lu
Jinjun Lu, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2017

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Form Convertible Note issued by Shaanxi Techteam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8- K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

E-1

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18	Form Entrust Management Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.19	Form Exclusive Option Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.20	Form Exclusive Product Supply Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.21	Form Non-Competition Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.22	Form Pledge of Equity Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.23	Form Shareholder’s Voting Proxy Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.24	Form Strategic Acquisition Contract (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

China Green Agriculture, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2017. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture, Inc. and its subsidiaries as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ KSP Group, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

October 19, 2017

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2017 AND 2016

	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$123,050,548	$102,896,486
Accounts receivable, net	140,252,335	116,573,490
Inventories	78,013,891	87,436,315
Prepaid expenses and other current assets	4,201,782	1,310,709
Amount due from related parties	1,412,844	481,886
Advances to suppliers, net	24,023,062	24,606,459
Total Current Assets	370,954,462	333,305,345

Plant, Property and Equipment, Net	34,191,332	37,569,739
Deferred Asset, Net	864,070	13,431,621
Other Assets	279,031	379,047
Other Non-current Assets	17,829,621	0
Intangible Assets, Net	22,911,876	23,840,048
Goodwill	8,651,238	7,980,838
Total Assets	$455,681,630	$416,506,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,643,897	$5,246,153
Customer deposits	7,046,570	6,320,841
Accrued expenses and other payables	9,135,313	16,396,003
Amount due to related parties	3,071,102	2,473,004
Taxes payable	2,690,407	4,104,218
Short term loans	7,678,111	4,665,500
Interest payable	256,904	0
Derivative liability	195,812	144,818
Total Current Liabilities	49,718,116	39,350,537

Long-term Liabilities
Long-term loan	3,549	0
Convertible notes payable	8,431,912	6,671,769
Total Liabilities	$58,153,577	$46,022,306

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 38,535,161 and 36,978,605 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	38,551	37,648
Additional paid-in capital	128,915,651	127,593,932
Statutory reserve	28,962,302	27,203,861
Retained earnings	244,738,993	221,345,279
Accumulated other comprehensive income	(5,127,444)	(5,696,388)
Total Stockholders’ Equity	397,528,052	370,484,332

Total Liabilities and Stockholders’ Equity	$455,681,629	$416,506,638

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016
Sales
Jinong	$106,642,032	$125,716,937
Gufeng	104,446,239	134,661,420
Yuxing	8,517,231	8,406,663
VIEs - others	65,607,538	0
Net sales	285,213,040	268,785,020
Cost of goods sold
Jinong	48,056,379	53,515,169
Gufeng	89,913,446	116,427,052
Yuxing	6,872,878	5,813,468
VIEs - others	56,598,252	0
Cost of goods sold	201,440,955	175,755,689
Gross profit	83,772,085	93,029,331
Operating expenses
Selling expenses	32,472,315	48,596,184
General and administrative expenses	19,321,999	11,841,228
Total operating expenses	51,794,314	60,437,412
Income from operations	31,977,771	32,591,919
Other income (expense)
Other income (expense)	(82,491)	(5,473)
Interest income	318,404	485,673
Interest expense	(549,650)	(995,959)
Total other income (expense)	(313,737)	(515,759)
Income before income taxes	31,664,034	32,076,160
Provision for income taxes	6,511,880	7,371,967
Net income	25,152,154	24,704,193
Other comprehensive income (loss)
Foreign currency translation gain (loss)	568,944	(31,404,626)
Comprehensive income (loss)	$25,721,098	$(6,700,433)

Basic weighted average shares outstanding	38,093,028	36,703,576
Basic net earnings per share	$0.66	$0.67
Diluted weighted average shares outstanding	38,093,028	36,703,576
Diluted net earnings per share	0.66	0.67

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2015	35,905,198	35,905	123,360,384	25,030,688	198,814,259	25,708,238	372,949,474

Net income	0	0	0	0	24,704,193		24,704,193

Issuance of stock for consulting services	73,407	73	114,690	0	0	0	114,763

Stock based compensation	1,670,000	1,670	4,118,858	0	0	0	4,120,528

Transfer to statutory reserve	0	0	0	2,173,173	(2,173,173)	0	0

Other comprehensive income	0	0	0	0	0	(31,404,626)	(31,404,626)

BALANCE, JUNE 30, 2016	37,648,605	$37,648	$127,593,932	$27,203,861	$221,345,279	$(5,696,388)	$370,484,332

Net income	0	0	0	0	25,152,154		25,152,154

Issuance of stock for consulting services	32,660	33	41,179	0	0	0	41,212

Stock based compensation	870,000	870	1,280,539	0	0	0	1,281,409

Transfer to statutory reserve	0	0	0	1,758,441	(1,758,441)	0	0

Other comprehensive income	0	0	0	0	0	568,944	568,944

BALANCE, June 30, 2017	38,551,265	$38,551	$128,915,650	$28,962,302	$244,738,992	$(5,127,444)	$397,528,051

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016
Cash flows from operating activities
Net income	$25,152,154	$24,704,193
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	1,323,292	4,235,291
Depreciation and amortization	17,408,120	40,311,189
Gain (Loss) on disposal of property, plant and equipment	108,309	1,368
Amortization of debt discount	228,123
Change in fair value of derivative liability	50,083
Changes in operating assets
Accounts receivable	(22,306,783)	(48,730,250)
Amount due from related parties	(930,958)	(481,886)
Other current assets	(820,667)	(88,636)
Inventories	10,031,596	13,933,090
Advances to suppliers	2,730,266	15,300,685
Other assets	(19,087,425)	64,449
Changes in operating liabilities
Accounts payable	13,362,022	(945,055)
Customer deposits	(1,922,708)	(15,242,740)
Tax payables	(1,374,636)	(55,805)
Accrued expenses and other payables	(7,899,803)	1,352,762
Interest payable	251,064	0
Net cash provided by operating activities	16,302,049	34,358,655

Cash flows from investing activities
Purchase of plant, property, and equipment	(42,283)	(19,192)
Cash paid for acquisition, net	(148,911)	708,737
Change in construction in process	(210,873)	0
Net cash used in investing activities	(402,067)	689,545

Cash flows from financing activities
Proceeds from loans	5,948,021	3,110,000
Repayment of loans	(3,154,956)	(20,712,600)
Advance from related party	600,000	500,000
Net cash provided by financing activities	3,393,065	(17,102,600)

Effect of exchange rate change on cash and cash equivalents	861,015	(8,031,678)
Net increase in cash and cash equivalents	20,154,062	9,913,922

Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$123,050,548	$102,896,486

Supplement disclosure of cash flow information
Interest expense paid	$289,869	$995,959
Income taxes paid	$6,899,600	$7,217,789

Supplement disclosure for non-cash investing and financing activities
Convertible note issued for acquisitions	$1,538,417	$6,671,769
Derivative liability issued for acquisitions	$21,033	$144,818
Non-cash operating activities
Nonmonetary exchange between account receivables and accounts payable	$58,205,442	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Yuxing, Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as “the sales VIEs”.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The Company’s current corporate structure as of is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, and the VIE Companies. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2017 and 2016 was $122,907,629 and $102,728,991, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $142,919 and $167,495 in cash in two banks in the United States as of June 30, 2017 and 2016, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2017, and 2016, the Company had accounts receivable of $151,122,602 and $118,418,228, net of allowance for doubtful accounts of $9,457,423 and $1,362,852, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Other receivable

Other receivable relates to the amount due from party other than the counterparties of the business contracts and trades that the Company and the subsidiaries entered. The Company had none other receivable during the year ended Jun 30, 2017 and the year ended June 30, 2016.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At June 30, 2017 and 2016, the Company had no reserve for obsolete goods.

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

Construction in Progress

Construction in progress represents the costs incurred relating to the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all costs of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. At June 30, 2017 and 2016, the Company determined that there were no impairments of its long-lived assets.

Deferred asset

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, if the distributors are actively selling the Company’s products. For the years ended June 30, 2017 and 2016, the Company amortized $12,567,551 and $35,068,272, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending June 30, 2018 is $864,070.

The deferred assets consist of items inside the distributors’ stores such as furniture, racks, cabinets, and display units, and items outside or attached to the distributors’ stores such as signage and billboards. These types of assets would be capitalized as fixed assets if the Company owned the stores or utilized the assets for its own operations. These assets would also be capitalized as leasehold improvements if the Company leased these stores from the distributors. Therefore, the Company believes that under the U.S. generally accepted accounting principles, these types of assets purchases are properly capitalized. In addition, the Company believes that these assets are properly classified as deferred assets because if a distributor breaches, defaults, or terminates the agreement with the Company within a three-year period, a proportionate amount expended by the Company is to be repaid by the distributor. The Chairman of the Board of directors of the Company guaranteed to the Company of amounts remaining unpaid due from distributors.

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

	June 30,	June 30,
	2017	2016
Total Deferred Assets	$11,580,304	$130,086,315
Less: accumulated amortization	$(10,716,234)	$(116,654,694)
Total	$864,070	$13,431,621

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2017 and 2016 respectively.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner comparable to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2017, and 2016, the Company performed the required impairment review which resulted in no impairment adjustment.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Summary of changes in goodwill by reporting segments is as follows:

	Balance at		Foreign	Balance at
	June 30,		Currency	June 30,
Segment	2016	Additions	Adjustment	2017

Gufeng	$4,822,659		$(8,460)	4,814,199
Acquisition of VIE Companies	3,158,179	684,399	(5,540)	3,837,038
	$7,980,838	$684,399	$(14,000)	$8,651,237

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2017.

	Fair Value	Fair Value Measurements at
	As of June 30,	June 30, 2017
Description	2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$195,812	$	$195,812	$-

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

At June 30, 2017, the only derivative financial instrument is the variable conversion feature embedded in the convertible notes payable (See Note 9). The fair value of the embedded conversion of $195,812 is recorded as a derivative liability at June 30, 2017. The fair value was determined using a binomial option pricing model with the following assumptions:

Risk-free rate	2.5%
Volatility	51.2%
Dividend yield	0.0%
Country risk premium	90.0%
Liquidity risk premium	3.0%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2017, and 2016, the Company had customer deposits of $7,046,570 and $8,578,341, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2017, and 2016. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of the Company and Green New Jersey is the US dollar. The functional currency of the Chinese subsidiaries is the Chinese Yuan or Renminbi (“RMB”). For the subsidiaries whose functional currencies are other than the US dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the income statement and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Segment reporting

The Company utilizes the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other way management disaggregates a company.

As of June 30, 2017, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the eight sales VIEs that the Company acquired on June 30, 2016 and January 1, 2017. As of June 30, 2017, the Company maintained four main business segments.

Fair values of financial instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payables, tax payable, and related party advances and borrowings.

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

Statement of cash flows

The Company’s cash flows from operations are calculated based on the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2017	2016
Net Income for Basic Earnings Per Share	$25,152,154	$24,704,193
Basic Weighted Average Number of Shares	38,093,028	36,703,576
Net Income Per Share – Basic	$0.66	$0.67
Net Income for Diluted Earnings Per Share	$25,152,154	$24,704,193
Diluted Weighted Average Number of Shares	38,093,028	36,703,576
Net Income Per Share – Diluted	$0.66	$0.67

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2017 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

Recent accounting pronouncements

Revenue Recognition:     In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Disclosure of Going Concern Uncertainties:     In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

Stock-based Compensation:  In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Stock-based Compensation:   In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2017	2016
Raw materials	$39,397,711	$29,926,762
Supplies and packing materials	$540,151	$444,373
Work in progress	$421,496	$408,820
Finished goods	$37,655,533	$56,656,360
Total	$78,013,891	$87,436,315

During the year ended June 30, 2017, the Company sold compound fertilizers (finished goods) to certain parties at market price, and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times, and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $58,205,442 during the year ended June 30, 2017. No gain or loss incurred as the result of the nonmonetary transactions.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	June 30,
	2017	2016
Building and improvements	$40,113,868	$42,489,975
Auto	3,473,352	937,642
Machinery and equipment	18,760,880	19,015,420
Agriculture assets	764,660	765,983
Total property, plant and equipment	63,111,079	63,209,020
Less: accumulated depreciation	(28,919,747)	(25,639,281)
Total	$34,191,332	$37,569,739

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2017	2016
Land use rights, net	$10,121,591	$10,381,215
Technology patent, net	-	-
Customer relationships, net	5,578,641	6,403,343
Non-compete agreement	1,092,584	925,678
Trademarks	6,119,875	6,129,812
Total	$22,911,876	$23,840,048

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,995,299). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $157,144). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,094,513). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30,			June 30,
	2016	Additions	Amortization	2017
Land use rights	$12,268,150	-		$12,246,630
Less: accumulated amortization	(1,886,935)		(238,104)	(2,125,039)
Total land use rights, net	$10,381,215			$10,121,591

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $884,198) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,384,600) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2016, this technology patent is fully amortized.

The technology know-how consisted of the following:

	June 30,			June 30,
	2016	Additions	Amortization	2017
Technology know-how	$2,268,798	-		$2,264,818
Less: accumulated amortization	(2,268,798)			(2,264,818)
Total technology know-how, net	$-			$-

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $9,765,600) and is amortized over the remaining useful life of ten years. On June 30, 2016, and January 1, 2017 the Company acquired the eight sales VIEs. The fair value of the acquired customer relationships was estimated to be RMB19,917,253 (or $2,992,368) and is amortized over the remaining useful life of from three years up to ten years.

	June 30,			June 30,
	2016	Additions	Amortization	2017
Customer relationships	$12,257,101	522,028		$12,757,628
Less: accumulated amortization	(5,853,758)		(1,325,229)	(7,178,987)
Total customer relationships, net	$6,403,343			$5,578,641

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $198,264) and is amortized over the remaining useful life of five years using the straight-line method.  On June 30, 2016, the Company acquired the sales VIEs. The fair value on the acquired non-compete agreements were estimated to be RMB8,765,582 (or $1,316,906) and is amortized over the remaining useful life of five years using the straight-line method.

	June 30,			June 30,
	2016	Additions	Amortization	2017
Non-compete agreement	$1,124,338	390,080		$1,124,338
Less: accumulated amortization	(198,660)			(422,634)
Total non-compete agreement, net	$925,678			$1,092,584

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,119,059) and is subject to an annual impairment test.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Years Ending June 30,	Expense ($)
2018	1,894,275
2019	1,894,275
2020	1,855,439
2021	747,663
2022	576,687

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to lease the land use for the Company. As of June 30, 2017, the balance of other non-current assets was $17,829,621, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2018 to 2027.

In March 2017, Jinong entered into the lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $0.5 million as expenses for the three months ended June 30, 2017.

 Estimated amortization expenses of the lease advance payments herein for the next four twelve-month periods ended June 30 and thereafter are as follows:

Years ending June 30,
2018	$2,016,918
2019	$2,016,918
2020	$2,016,918
2021	$2,016,918
2022 and thereafter	$11,778,867

NOTE 7 – RELATED PARTIES TRANSACTIONS

 At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,965,250). During the year ended June 30, 2017 and 2016, Yuxing has sold approximately $2,472,165 and $1,383,787 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $1,412,844 and $481,886 as of June 30, 2017 and 2016, respectively.

As of June 30, 2017, and 2016, the amount due to related parties was $3,071,102 and $2,473,004, respectively.  As of June 30, 2017, and 2016, $1,051,652 and $1,092,243, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of June 30, 2017, the Company owed Mr. Tao Li, Chairman and CEO of the Company unsecured, non-interest-bearing advances of $1,950,000. These advances are not subject to written agreements.

As of June 30, 2017, the Company’s subsidiary, Jinong, owed 900LH.com. $30,707.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), where Mr. Tao Li, Chairman and CEO of the Company, serves as its Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of RMB24,480 (approximately $3,678).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2017	2016
Payroll payable	$103,412	$58,704
Welfare payable	154,239	154,510
Accrued expenses	4,863,988	4,450,306
Acquisitions payable	-	5,568,500
Other payables	3,887,676	6,037,764
Other levy payable	125,998	126,219
Total	$9,135,313	$16,396,003

NOTE 9 – LOAN PAYABLES

As of June 30, 2017, the short-term loan payables consisted of three loans which mature on dates ranging from July 28, 2017 through June 8, 2018 with interest rates ranging from 5.22% to 6.31%. The loans No. 1 to 3 are guaranteed with parent company’s credit from Jinong; the loans No. 2 and 3 4 below are collateralized by Tianjuyan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2017
1	Bank of Beijing-Pinggu Branch	June 28, 2016 -July 28, 2017	5.22%	$1,502,360
2	Postal Saving Bank of China - Pinggu Branch	March 24, 2017 – March 5, 2018	6.31%	4,507,080
3	Bank of Beijing - Pinggu Branch	June 9, 2017-June 8, 2018	5.22%	1,502,360
4	Bank of China-Anhui	November 25, 2016-October25, 2017	LPR *	$166,311
	Total			$7,678,111

*LPR stands for Loan Prime Rate. The LPR rate is a 1-year lending rate used by commercial banks to their top grade borrowers whose credit are comparable to the interbank borrowing credit worthiness in China. The LPR rate is a variable rate and was published along with Shanghai Interbank Offer Rates daily.

As of June 30, 2016, the short-term loan payables consisted of three loans which mature on dates ranging from May 18, 2016 through March 17, 2017 with interest rates ranging from 4.87% to 5.82%. The loans No. 1 and 3 below are collateralized by Tianjuyan’s land use right and building ownership right. The loans No. 2 is guaranteed by Jinong’s

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2016
1	Agriculture Bank of China-Pinggu Branch	May. 18, 2016 - Mar. 17, 2017	4.87%	$1,953,068
2	Beijing Bank - Pinggu Branch	Aug. 11, 2015- Aug. 2, 2016	5.82%	1,502,360
3	Agriculture Bank of China-Pinggu Branch	Jan. 19, 2016 – Jan. 17, 2017	5.00%	1,201,888
	Total			$4,657,316

The interest expense from short-term loans was $549,650 and $995,959 for the years ended June 30, 2017 and 2016, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 63,000,000 ($9,462,600) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Shenqiu, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	51,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The Company determined that the fair value of the convertible notes payable was RMB 56,124,446 ($8,431,912) and RMB 44,330,692 ($6,671,769) as of June 30, 2017 and June 30, 2016, respectively, which was mainly due to the additional issuance of RMB 12,000,000 in the Xiangrong and Fengnong acquisition on Jan 1, 2017. The difference between the fair value of the notes and the face amount of the notes will be amortized to accretion interest expense over the three-year life of the notes. As of June 30, 2017, the amortization of this discount into accretion interest expenses was $369,401. As these notes were issued on and after June 30, 2016, there was no amortization of this discount into interest expense in fiscal year 2016.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2017 and 2016 of $3,521,978 and $3,592,823, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $2,148,326 and $3,584,006 for the year ended June 30, 2017 and 2016, respectively.

Value-Added Tax

Certain fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015.

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2017	2016
VAT provision	$(575,872)	$2,218
Income tax payable	2,229,735	3,445,480
Other levies	1,036,544	656,520
Total	$2,690,407	$4,104,218

The provision for income taxes consists of the following:

	Years Ended June 30,
	2017	2016
Current tax - foreign	$6,511,880	$7,371,967
Deferred tax	-	-
	$6,511,880	$7,371,967

The components of deferred income tax assets and liabilities are as follows:

	June 30,	June 30,
	2017	2016
Deferred tax assets:
Net operating loss	$14,607,802	$13,803,943
Total deferred tax assets	14,607,802	13,803,943
Less valuation allowance	(14,607,802)	(13,803,943)
	$-	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $14.6 million valuation allowance associated with its deferred tax assets.

Tax Rate Reconciliation

Our effective tax rates were approximately 20.6% and 21.6% for years ended June 30, 2017 and 2016, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2017 and 2016 for the following reasons:

June 30, 2017

Tax Rate Reconciliation

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$34,028,617		$(2,364,584)		$31,664,033

Expected income tax expense (benefit)	8,507,154	25%	(803,958)	34%	7,703,196
High-tech income benefits on Jinong	(2,033,489)	-6.0%			(2,033,489)
Gains from subsidiaries in which additional benefit is recognized	38,215	0.1%			38,215
Change in valuation allowance on deferred tax asset from US tax benefit	0		803,958	(34)%	803,958
Actual tax expense	$6,511,880	19.1%	$0	0%	$6,511,880	20.6%

June 30, 2016

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$32,076,160		(5,768,770)		$26,307,390

Expected income tax expense (benefit)	8,019,040	25.0%	(1,961,382)	34.0%	6,062,571
High-tech income benefits on Jinong	(2,214,672)	(5.7)%	-	-	(2,214,672)
Losses from subsidiaries in which no benefit is recognized	1,567,599)	(0.8)%	-	-	1,567,599)
Change in valuation allowance on deferred tax asset from US tax benefit	-		1,961,382	(34.0)%	1,961,382
Actual tax expense	$7,371,967	23%	$-	-%	$7,371,967	21.6%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees, among which were (i) 240,000 shares of restricted stock to Mr. Tao Li, the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, (iv) 30,000 shares of restricted stock to Ms. Yiru Shi, and (v) 20,000 shares of restricted stock to Mr. Lianfu Liu, each an independent director of the Company; and (vi) 1,320,000 shares of restricted stock to key employees.   The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for the CFO and the three independent directors, until June 30, 2015 for the CEO and until March 31, 2017 for the employees. The value of the restricted stock awards was $3,675,000 and is based on the fair value of the Company’s common stock on the grant date. This amount has been amortized to compensation expense over the vesting periods for the various awards.

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

The following table sets forth changes in compensation-related restricted stock awards during the twelve-month periods ended June 2017 and 2016:

		Fair	Grant Date
	Number of	Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2016	-	$-
Granted	-	-	$-
Forfeited	-
Vested	-	-
Outstanding (unvested) at June 30, 2017	-	$-

As of June 30, 2017, the unamortized expense related to the grant of restricted shares of common stock was nil. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

The following table sets forth changes in compensation-related restricted stock awards during years ended June 30, 2017 and 2016:

		Fair	Grant Date
	Number of	Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2015	1,708,000	$1,797,992
Granted	1,000,000	1,660,000	$1.66
Granted	670,000	897,800	$1.34
Forfeited	-	-
Vested	(2,790,000)	(4,120,528)
Outstanding (unvested) at June 30, 2016	588,000	$235,264
Granted	870,000	1,044,000	$1.20
Forfeited	-	-
Vested	(1,458,000)	(1,279,264)
Outstanding (unvested) at June 30, 2017	-	-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

During the year ended June 30, 2017, the Company issued 32,660 shares of common stock for consulting services valued at $41,212. The shares were valued at the market price on the date of issuance.

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

As of June 30, 2017, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2017 and 2016.

Options outstanding and related weighted average price and intrinsic value are as follows:

Weighted
		Average	Aggregate
	Number	Exercise	Intrinsic
	of Shares	Price	Value
Outstanding, June 30, 2014	115,099	$14.66	$-
Granted	-
Forfeited/Canceled	(115,099)
Exercised	-
Outstanding, June 30, 2015	-	$-	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2016	-	$-	$-
Granted	-
Forfeited/Canceled	-
Exercised	-
Outstanding, June 30, 2017	-	$-	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 14 – CONCENTRATIONS AND LITIGATION

Market Concentration

All the Company’s revenue-generating operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Vendor and Customer Concentration

There were two vendors, from which the Company purchased 14.1% and 12.2% of its raw materials for fertilizer manufacturing during the year ended June 30, 2017. Total purchase from these two vendors was amounted to $21,033,713 as June 30, 2017.

There were two vendors, , from which the Company purchased 18.8% and 17.4% of its raw materials for fertilizer manufacturing during the year ended June 30, 2016. Total purchase from these two venders amounted to $52,241,454 as June 30, 2016.

Two customers, accounted for an aggregated amount of $31,379,821 or 7.1% and 7.0% of the Company’s manufactured fertilizer sales for the year ended June 30, 2017.

One customer, Sino-agri Holding Co., Ltd., accounted for $59,696,999, or 23.0% of the Company’s manufactured fertilizer sales for the year ended June 30, 2016.

NOTE 15 – SEGMENT REPORTING

As of June 30, 2017, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
Revenues from unaffiliated customers:	2017	2016
Jinong	$106,642,032	$125,716,937
Gufeng	104,446,239	134,661,420
Yuxing	8,517,231	8,406,663
Sales VIEs	65,607,538	0
Consolidated	$285,213,040	$268,785,020

Operating income :
Jinong	$22,562,310	$22,942,976
Gufeng	8,286,761	13,952,983
Yuxing	(2,376,007)	1,464,728
Sales VIEs	5,869,291	0
Reconciling item (1)	0	0
Reconciling item (2)	(1,082,505)	(1,648,240)
Reconciling item (2) --stock compensation	(1,282,079)	(4,120,528)
Consolidated	$31,977,771	$32,591,919

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Net income:
Jinong	$18,699,889	$19,637,155
Gufeng	6,264,392	9,364,364
Yuxing	(2,375,961)	1,471,412
Sales VIEs	4,925,927	-
Reconciling item (1)	15	30
Reconciling item (2)	(2,364,598)	(5,768,768)
Consolidated	$25,152,153	$24,704,193

Depreciation and Amortization:
Jinong	$13,358,370	$35,924,393
Gufeng	2,302,047	2,920,960
Yuxing	1,366,840	1,465,836
Sales VIEs	380,863	-
Consolidated	$17,408,120	$40,311,189

Interest expense:
Gufeng	290,126	995,959
Gufeng	251,064	-
Sales VIEs	8,460
Consolidated	$549,650	$995,959

Capital Expenditure:
Jinong	$9,582	$7,894
Gufeng	12,273	3,239
Yuxing	6,210	8,059
Sales VIEs	14,217	-
Consolidated	$42,283	$19,192

	As of
	June 30,	June 30,
	2017	2016
Identifiable assets:
Jinong	$213,355,900	$198,599,977
Gufeng	156,648,924	149,891,328
Yuxing	40,965,345	45,448,157
Sales VIEs	45,063,273	24,675,497

Reconciling item (1)	142,919	170,444
Reconciling item (2)	(2,879)	(2,876)
Consolidated	$456,173,481	$418,782,527

(1) Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2) Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2017 and 2016, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On June 29, 2016, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of $3,678 (approximately RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $781 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $444 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $641,330 and $176,796 as rent expenses for the years ended June 30, 2017 and 2016, respectively. The contingent rent expenses herein for the next five years ended June 30, are as follows:

Years ending June 30,
2018	148,632
2019	58,841
2020	58,841
2021	58,841
2022	58,841

NOTE 17 – BUSINESS COMBINATIONS

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and also into a series of contractual agreements to qualify as VIEs with the shareholders of Shaanxi Lishijie Agrochemical Co., Ltd., Songyuan Jinyangguang Sannong Service Co., Ltd., Shenqiu County Zhenbai Agriculture Co., Ltd., Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd., Aksu Xindeguo Agricultural Materials Co., Ltd., and Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd.

Subsequently, on January 1, 2017, Jinong entered into similar strategic acquisition agreements and a series of contractual agreements to qualify as VIEs with the shareholders of Sunwu County Xiangrong Agricultural Materials Co., Ltd., and Anhui Fengnong Seed Co., Ltd..

The series of contractual agreements for the VIE Companies to qualify as VIEs (the “VIE Agreements”) that Jinong, the VIE Companies, and the shareholders of VIE Companies entered into, are as follows:

Entrusted Management Agreements

Pursuant to the terms of certain Entrusted Management Agreements dated June 30, 2016 and January 1, 2017, between Jinong and the shareholders of the VIE Companies (the “Entrusted Management Agreements”), the VIE Companies and their shareholders agreed to entrust the operations and management of its business to Jinong. According to the Entrusted Management Agreement, Jinong possesses the full and exclusive right to manage the VIE Companies’ operations, assets and personnel, has the right to control all the VIE Companies’ cash flows through an entrusted bank account, is entitled to the VIE Companies’ net profits as a management fee, is obligated to pay all the VIE Companies’ payables and loan payments, and bears all losses of the VIE Companies. The Entrusted Management Agreements will remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the VIE Companies; or (iii) Jinong acquires all the assets or equity of the VIE Companies (as more fully described below under “Exclusive Option Agreements”).

Exclusive Technology Supply Agreements

Pursuant to the terms of certain Exclusive Technology Supply Agreements dated June 30, 2016 and January 1, 2017, between Jinong and the VIE Companies (the “Exclusive Technology Supply Agreements”), Jinong is the exclusive technology provider to the VIE Companies. The VIE Companies agreed to pay Jinong all fees payable for technology supply prior to making any payments under the Entrusted Management Agreement. The Exclusive Technology Supply Agreements shall remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the VIE Companies; or (iii) Jinong acquires the VIE Companies (as more fully described below under “Exclusive Option Agreements”).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Shareholder’s Voting Proxy Agreements

Pursuant to the terms of certain Shareholder’s Voting Proxy Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the VIE Companies (the “Shareholder’s Voting Proxy Agreements”), the shareholders of the VIE Companies irrevocably appointed Jinong as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of the VIE Companies, including the appointment and election of directors of the VIE Companies. Jinong agreed that it shall maintain a board of directors, the composition and appointment of which shall be approved by the Board of the Company. The Shareholder’s Voting Proxy Agreements will remain in effect until Jinong acquires all the assets or equity of the VIE Companies.

Exclusive Option Agreements

Pursuant to the terms of certain Exclusive Option Agreements dated June 30, 2016 and January 1, 2017, among Jinong, the VIE Companies, and the shareholders of the VIE Companies (the “Exclusive Option Agreements”), the shareholders of the VIE Companies granted Jinong an irrevocable and exclusive purchase option (the “Option”) to acquire the VIE Companies’ equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Jinong’s discretion so long as such exercise and subsequent acquisition of the VIE Companies does not violate PRC law. The consideration for the exercise of the Option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration. Jinong may transfer all rights and obligations under the Exclusive Option Agreements to any third parties without the approval of the shareholders of the VIE Companies so long as a written notice is provided. The Exclusive Option Agreements may be terminated by mutual agreements or by 30 days written notice by Jinong.

Equity Pledge Agreements

Pursuant to the terms of certain Equity Pledge Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the VIE Companies (the “Pledge Agreements”), the shareholders of the VIE Companies pledged all of their equity interests in the VIE Companies to Jinong, including the proceeds thereof, to guarantee all of Jinong’s rights and benefits under the Entrusted Management Agreements, the Exclusive Technology Supply Agreements, the Shareholder’ Voting Proxy Agreements and the Exclusive Option Agreements. Prior to termination of the Pledge Agreements, the pledged equity interests cannot be transferred without Jinong’s prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties.

Non-Compete Agreements

Pursuant to the terms of certain Non-Compete Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the VIE Companies (the “Non-Compete Agreements”), the shareholders of the VIE Companies agreed that during the period beginning on the initial date of their services with Jinong, and ending five (5) years after termination of their services with Jinong, without Jinong’s prior written consent, they will not provide services or accept positions including but not limited to partners, directors, shareholders, managers, proxies or consultants, provided by any profit making organizations with businesses that may compete with Jinong. They will not solicit or interfere with any of the Jinong’s customers, or solicit, induce, recruit or encourage any person engaged or employed by Jinong to terminate his or her service or engagement. If the shareholders of the VIE Companies breach the non-compete obligations contained therein, Jinong is entitled to all loss and damages; if the damages are difficult to determine, remedies bore the shareholders of the VIE Companies shall be no less than 50% of the salaries and other expenses Jinong provided in the past.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The Company entered into these VIE Agreements as a way for the Company to have more control over the distribution of its products. The transactions are accounted for as business combinations in accordance with ASC 805. A summary of the purchase price allocations at fair value is below:

For acquisitions made on June 30, 2016:

Cash	$708,737
Accounts receivable	6,422,850
Advances to suppliers	1,803,180
Prepaid expenses and other current assets	807,645
Inventories	7,787,043
Machinery and equipment	140,868
Intangible assets	270,900
Other assets	3,404,741
Goodwill	3,158,179
Accounts payable	(3,962,670)
Customer deposits	(3,486,150)
Accrued expenses and other payables	(4,653,324)
Taxes payable	(16,912)
Purchase price	$12,385,087

A summary of the purchase consideration paid is below:

Cash	$5,568,500
Convertible notes	6,671,769
Derivative liability	144,818
$12,385,087

The cash component of the purchase price for these acquisitions made on June 30, 2016 was paid in July and August 2016.

For acquisitions made on January 1, 2017:

Working Capital	$941,192
Machinery and equipment	222,875
Intangible assets	1440
Goodwill	684,400
Customer Relationship	522,028
Non-compete Agreement	392,852
Purchase price	$2,764,787

A summary of the purchase consideration paid is below:

Cash	$1,201,888
Convertible notes	1,559,350
Derivative liability	3,549
$2,764,787

The cash component of the purchase price for these acquisitions made on January 1, 2017 was paid during March 2017.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 18 – VARIABLE INTEREST ENTITIES

Because of these contractual arrangements, with Yuxing and the VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2017 and 2016:

	June 30,	June 30,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$374,587	$1,017,841
Accounts receivable, net	30,687,859	7,050,201
Inventories	21,314,940	26,370,202
Other current assets	2,195,156	1,839,523
Advances to suppliers	2,380,812	4,900,524
Total Current Assets	56,953,354	41,196,291

Plant, Property and Equipment, Net	12,418,906	13,377,817
Other assets	225,508	334,264
Intangible Assets, Net	13,002,818	12,913,776
Goodwill	3,837,038	3,158,179
Total Assets	$86,437,624	$70,980,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$166,311	0
Accounts payable	$18,355,921	$3,840,052
Customer deposits	1,375,785	3,486,150
Accrued expenses and other payables	3,833,868	5,562,253
Amount due to related parties	42,741,043	43,478,158
Total Current Liabilities	66,472,928	56,366,613
Long-term Loan	3,549	0
Total Liabilities	$66,476,477	0

Stockholders’ equity	19,961,147	14,613,714

Total Liabilities and Stockholders’ Equity	$86,437,624	$70,980,327

	Years Ended June 30,
	2017	2016
Revenue	$74,124,754	$8,406,663
Expenses	71,572,295	6,935,251
Net income	$2,552,459	$1,471,412

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The Company’s PRC subsidiaries net assets as of June 30, 2017 and 2016 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets	As of June 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$139,969	$167,495
Other current assets	71	70
Total Current Assets	140,040	167,565

Long-term equity investment	404,406,925	376,321,912
Total long-term assets	404,406,925	376,321,912
Total Assets	$404,546,965	$376,489,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	1,988,743	1,388,743
Other payables and accrued expenses	4,815,649	4,401,882
Total Current Liabilities	7,018,913	6,005,145

Stockholders’ Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 37,648,605 and 35,905,198, shares issued and outstanding as of June 30, 2016 and 2015, respectively	38,551	37,648
Additional paid in capital	128,915,651	127,593,932
Accumulated other comprehensive income	(5,127,444)	(5,696,388)
Retained earnings	273,701,295	248,549,140
Total Stockholders’ Equity	397,528,052	370,484,332
Total Liabilities and Stockholders’ Equity	$404,546,965	$376,489,477

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Condensed Statements of Operations	Year ended June 30,
	2017	2016
Revenue	$-	$-
General and administrative expenses	2,364,598	5,768,770
Interest income	15	30
Equity investment in subsidiaries	27,516,737	30,472,933
Net income	$25,152,153	$24,704,193

Condensed Statements of Cash Flows	Year Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(627,526)	$(138,881)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	600,000	-
Cash and cash equivalents, beginning balance	167,495	306,376
Cash and cash equivalents, ending balance	$139,969	$167,495

Notes to Condensed Parent Company Financial Information

As of June 30, 2017, and 2016, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

