Form 10-Q
period 2017-09-30
China Green Agriculture, Inc.
filed 2017-11-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

(Address of principal executive offices) (Zip Code)

+86-29-88266368

(Issuer’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,551,265 shares of common stock, $0.001 par value, as of November 14, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$133,909,463	$123,050,548
Accounts receivable, net	102,418,604	140,252,335
Inventories	119,601,723	78,013,891
Prepaid expenses and other current assets	2,668,581	4,201,782
Amount due from related parties	1,534,566	1,412,844
Advances to suppliers, net	18,756,906	24,023,062
Total Current Assets	378,889,843	370,954,462

Plant, Property and Equipment, Net	33,384,182	34,191,332
Deferred Asset, Net	213,289	864,070
Other Assets	290,458	279,031
Other Non-current Assets	17,388,889	17,829,621
Intangible Assets, Net	22,446,433	22,911,876
Goodwill	8,654,923	8,651,238
Total Assets	$461,268,017	$455,681,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,124,592	$19,643,897
Customer deposits	5,849,222	7,046,570
Accrued expenses and other payables	9,333,065	9,135,313
Amount due to related parties	3,071,621	3,071,102
Taxes payable	713,343	2,690,407
Short term loans	6,327,630	7,678,111
Interest payable	328,030	256,904
Derivative liability	116,350	195,812
Total Current Liabilities	49,863,853	49,718,116

Long-term Liabilities
Long-term loan	0	3,549
Convertible notes payable	8,541,065	8,431,912
Total Liabilities	$58,404,918	$58,153,577

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 38,551,265, shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	38,551	38,551
Additional paid-in capital	128,915,651	128,915,651
Statutory reserve	29,583,184	28,962,302
Retained earnings	249,212,939	244,738,993
Accumulated other comprehensive income	(4,887,226)	(5,127,444)
Total Stockholders’ Equity	402,863,099	397,528,052

Total Liabilities and Stockholders’ Equity	$461,268,017	$455,681,629

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2017	2016
Sales
Jinong	$26,773,760	$31,427,720
Gufeng	18,222,066	15,809,514
Yuxing	1,792,643	1,355,411
VIEs - others	15,980,034	13,291,977
Net sales	62,768,503	61,884,622
Cost of goods sold
Jinong	13,112,756	13,269,230
Gufeng	15,986,429	13,385,077
Yuxing	1,392,553	1,045,608
VIEs - others	13,208,764	10,753,679
Cost of goods sold	43,700,502	38,453,594
Gross profit	19,068,001	23,431,028
Operating expenses
Selling expenses	5,179,004	5,012,068
Selling expenses - amortization of deferred asset		6,108,782
General and administrative expenses	6,972,622	3,231,487
Total operating expenses	12,151,626	14,352,337
Income from operations	6,916,375	9,078,691
Other income (expense)
Other income (expense)	(7,231)	(41,057)
Interest income	87,914	76,622
Interest expense	(179,575)	(138,545)
Total other income (expense)	(98,892)	(102,980)
Income before income taxes	6,817,483	8,975,711
Provision for income taxes	1,722,655	1,624,131
Net income	5,094,828	7,351,580
Other comprehensive income (loss)
Foreign currency translation gain (loss)	240,218	(1,205,884)
Comprehensive income (loss)	$5,335,046	$6,145,696

Basic weighted average shares outstanding	38,185,277	37,648,605
Basic net earnings per share	$0.13	$0.20
Diluted weighted average shares outstanding	38,185,277	37,648,605
Diluted net earnings per share	0.13	0.20

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$5,094,828	$7,351,580
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	0	143,151
Depreciation and amortization	1,933,943	7,380,446
Gain (Loss) on disposal of property, plant and equipment	15,109	1,706
Amortization of debt discount	105,293	77,963
Change in fair value of derivative liability	(79,343)	(12,731)
Changes in operating assets
Accounts receivable	37,797,596	255,659
Amount due from related parties	(121,120)	(215,152)
Other current assets	1,531,095	(556,857)
Inventories	(41,449,116)	8,043,544
Advances to suppliers	5,262,996	(4,494,718)
Other assets	447,190	8,425
Changes in operating liabilities
Accounts payable	4,461,065	701,559
Customer deposits	(1,197,303)	(4,126,961)
Tax payables	(1,973,188)	(3,537,594)
Accrued expenses and other payables	195,492	(5,931,180)
Interest payable	70,836	57,373
Net cash provided by operating activities	12,095,373	5,146,213

Cash flows from investing activities
Purchase of plant, property, and equipment	(5,929)	(71,470)
Change in construction in process	(11,280)	0
Net cash used in investing activities	(17,209)	(71,470)

Cash flows from financing activities
Proceeds from loans	1,802,500	1,499,940
Repayment of loans	(3,156,300)	(1,499,940)
Advance from related party	0	300,000
Net cash provided by financing activities	(1,353,800)	300,000

Effect of exchange rate change on cash and cash equivalents	134,551	(150,170)
Net increase in cash and cash equivalents	10,858,915	5,224,573

Cash and cash equivalents, beginning balance	123,050,548	102,896,486
Cash and cash equivalents, ending balance	$133,909,463	$108,121,059

Supplement disclosure of cash flow information
Interest expense paid	$725,317	$117,506
Income taxes paid	$3,695,843	$6,724,632

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

Yuxing, Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

The Company’s corporate structure as of September 30, 2017 is set forth in the diagram below:

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, and the VIE Companies. All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective June 16, 2013, Yuxing was converted from being a wholly-owned foreign enterprise 100% owned by Jinong to a domestic enterprise 100% owned by one natural person, who is not affiliated with the Company (“Yuxing’s Owner”). Effective the same day, Yuxing’s Owner entered into a series of contractual agreements with Jinong pursuant to which Yuxing became the VIE of Jinong.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2017 and June 30, 2017 were $133,909,463 and $122,907,629, respectively. The Company had $133,904,929 and $122,764,710 in cash in banks in China, and also had $4,534 and $142,919 in cash in two banks in the United States as of September 30, 2017 and June 30, 2017, respectively. Cash overdrafts as of a balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of September 30, 2017, and June 30, 2017, the Company had accounts receivable of $118,077,557 and $151,122,602, net of allowance for doubtful accounts of $14,124,387 and $9,457,423, respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials; work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years, which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the three months ended September 30, 2017 and 2016, the Company amortized $650,781 and $7,274,334 respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, has guaranteed repayment of any amounts due to the Company remaining unpaid from distributors.

The deferred assets consist of items inside the distributors’ stores such as furniture, racks, cabinets, and display units, and items outside or attached to the distributors’ stores such as signage and billboards. These types of assets would be capitalized as fixed assets if the Company actually owned the stores or utilized the assets for its own operations. These assets would also be capitalized as leasehold improvements if the Company leased these stores from the distributors. Therefore, the Company believes that under U.S. generally accepted accounting principles, these types of asset purchases are properly capitalized. In addition, the Company believes that these assets are properly classified as deferred assets because if a distributor breaches, defaults, or terminates the agreement with the Company within a three-year period, a proportionate amount expended by the Company is to be repaid by the distributor. The Company’s Chairman, Mr. Li, has guaranteed repayment of any amounts due to the Company remaining unpaid from distributors

The assets inside the distributors’ stores are custom made to fit the layout of each individual store and the signage and billboards are also custom designed to fit the specific location. The assets were purchased by the Company directly from the manufacturers and installed in the distributors’ stores. The Company wants to maintain control over the quality of the items being purchased as well as making them uniform among all the distributor locations.

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

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2017, and June 30, 2017, the Company had customer deposits of $5,849,222 and $7,046,570, respectively.

Earnings per share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30,
	2017	2016
Net Income for Basic Earnings Per Share	$5,094,828	$7,351,580
Basic Weighted Average Number of Shares	38,185,277	37,648,605
Net Income Per Share – Basic	$0.13	$0.20
Net Income for Diluted Earnings Per Share	$5,094,828	$7,351,580
Diluted Weighted Average Number of Shares	38,185,277	37,648,605
Net Income Per Share – Diluted	$0.13	$0.20

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”), which clarifies revenue and expense recognition for freight costs, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning January 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, regarding ASC Topic 230 “Statement of Cash Flows.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant effect on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which is currently recognized in Other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective January 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or was not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2017	2017
Raw materials	$52,701,804	$39,397,711
Supplies and packing materials	$670,356	$540,151
Work in progress	$416,417	$421,496
Finished goods	$65,813,146	$37,655,533
Total	$119,601,723	$78,013,891

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2017	2017
Building and improvements	$40,132,482	$40,113,868
Auto	3,459,709	3,473,352
Machinery and equipment	18,771,451	18,760,880
Agriculture assets	764,965	764,660
Total property, plant and equipment	63,128,608	63,111,079
Less: accumulated depreciation	(29,744,426)	(28,919,747)
Total	$33,384,182	$34,191,332

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2017	2017
Land use rights, net	$10,063,213	$10,121,591
Technology patent, net	0	-
Customer relationships, net	5,234,379	5,578,641
Non-compete agreement	1,027,175	1,092,584
Trademarks	6,121,666	6,119,059
Total	$22,446,433	$22,911,876

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,999,690). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $157,206). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,094,950). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2017	2017
Land use rights	$12,251,846	12,246,630
Less: accumulated amortization	(2,188,632))	(2,125,039)
Total land use rights, net	$10,063,214	10,121,591

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $883,023) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,382,760) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2016, this technology patent is fully amortized.

The technology know-how consisted of the following:

	September 30,	June 30,
	2017	2017
Technology know-how	$2,265,783	$2,264,818
Less: accumulated amortization	(2,265,783)	(2,264,818)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,769,500) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16,472,179 (or $2,475,769) and is amortized over the remaining useful life of seven to ten years.

	September 30,	June 30,
	2017	2017
Customer relationships	$12,763,063	$12,757,628
Less: accumulated amortization	(7,528,684)	(7,178,987)
Total customer relationships, net	$5,234,379	$5,578,641

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $198,396) and is amortized over the remaining useful life of five years using the straight line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,150,683 (or $924,448) and is amortized over the remaining useful life of five years using the straight line method.

	September 30,	June 30,
	2017	2017
Non-compete agreement	$1,515,862	$1,515,218
Less: accumulated amortization	(488,687)	(422,634)
Total non-compete agreement, net	$1,027,175	$1,092,584

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $6,117,210) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2018	1,895,082
2019	1,895,082
2020	1,856,229
2021	747,981
2022	576,933

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of September 30, 2017, the balance of other non-current assets was $17,388,889, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2018 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $.5 million as expenses for the three months ended September 30, 2017.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended September 30 and thereafter are as follows:

Twelve months ending September 30,
2018	$2,017,778
2019	$2,017,778
2020	$2,017,778
2021	$2,017,778
2022 and thereafter	$11,335,556

NOTE 7 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2017	2017
Payroll payable	$126,652	$103,412
Welfare payable	154,304	154,239
Accrued expenses	4,893,584	4,863,988
Other payables	4,032,474	3,887,676
Other levy payable	126,051	125,998
Total	$9,333,065	$9,135,313

NOTE 8 - RELATED PARTIES TRANSACTIONS

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,832,650). For the three months ended September 30, 2017 and 2016, Yuxing has sold approximately $133,690 and $694,259 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $1,534,566 and $1,412,844 as of September 30, 2017 and June 30, 2017, respectively.

As of September 30, 2017, and June 30, 2017, the amount due to related parties was $3,071,621 and $3,071,102, respectively.  As of September 30, 2017, and June 30, 2017, $1,051,100 and $1,051,652, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Tao Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of September 30, 2017, and June 30, 2017, the Company owed Mr. Tao Li, Chairman and CEO of the Company, unsecured, non-interest-bearing advances of $1,950,000. These advances are not subject to written agreements.

As of September 30, 2017, and September 2017, the Company’s subsidiary, Jinong, owed 900LH.com $605,000 and $30,720 respectively.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Tao Li, Chairman and CEO of the Company, serves as Chairman of its board of directors. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of RMB24,480 (approximately $3,679)

NOTE 9- LOAN PAYABLES

As of September 30, 2017, the short-term loan payables consisted of four loans which mature on dates ranging from October 25, 2017 through July 30, 2018 with interest rates ranging from 5.22% to 6.31%. Loan No. 2 in the table below is guaranteed with parent company’s credit from Jinong: Loans No. 1 and 2 below are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2016
1	Postal Saving Bank of China - Pinggu Branch	March 24, 2017 – March 5, 2018	6.31%	$4,509,000
2	Bank of Beijing - Pinggu Branch	June 9, 2017-June 8, 2018	5.22%	1,503,000
3	Beijing Agriculture Investment -small loan	August 1, 2017-July 30, 2018	5.50%	150,300
4	Bank of China-Anhui	November 25, 2016-October 25, 2017	LPR *	165,330
	Total			$6,327,630

*LPR stands for Loan Prime Rate. The LPR rate is a 1-year lending rate used by commercial banks to their top grade borrowers whose credit are comparable to the interbank borrowing creditworthiness in China. The LPR rate is a variable rate and is published along with Shanghai Interbank Offer Rates daily.

Gufeng repaid RMB10,000,000 ($1,503,000) bank loan to Beijing Bank in July 2017, and borrowed RMB1,000,000 ($150,300) from Beijing Agriculture Investment in August 2017.

As of June 30, 2017, the short-term loan payables consisted of four loans which mature on dates ranging from July 28, 2017 through June 8, 2018 with interest rates ranging from 5.22% to 6.31%. Loans No. 2 to 3 in the table below are guaranteed with parent company’s credit from Jinong; Loans No. 1 and 2 below are collateralized by Tianjuyan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2017
1	Postal Saving Bank of China - Pinggu Branch	March 24, 2017 – March 5, 2018	6.31%	4,507,080
2	Bank of Beijing - Pinggu Branch	June 9, 2017-June 8, 2018	5.22%	1,502,360
3	Bank of Beijing - Pinggu Branch	June 28, 2016 -July 28, 2017	5.22%	$1,502,360
4	Bank of China-Anhui	November 25, 2016-October25, 2017	LPR *	$166,311
	Total			$7,678,111

*LPR stands for Loan Prime Rate. The LPR rate is a 1-year lending rate used by commercial banks to their top grade borrowers whose credit are comparable to the interbank borrowing creditworthiness in China. The LPR rate is a variable rate and is published along with Shanghai Interbank Offer Rates daily.

The interest expense from short-term loans was $179,575 and $138,545 for the three months ended September 30, 2017 and 2016, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the sales VIE Companies, the Company subsidiary, Jinong, issued convertible notes payable to the shareholders of sales VIE Companies twice, in the aggregate notional amount of RMB 63,000,000 ($9,462,600) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Shenqiu, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	51,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stock Jinong issues in the future in terms of interest and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the maturity date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice.

The Company determined that the fair value of the convertible notes payable was RMB 52,826,779 (or $8,541,095) and RMB 56,124,446 ($8,431,912) as of September 30, 2017 and June 30, 2017, respectively. The difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of September 30, 2017, the accumulated amortization of this discount into accretion expenses was $483,716.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three-month period ended June 30, 2017 and 2016 of $1,013,134 and $987,512, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $511,796 and $307,735 for the three months ended September 30, 2017 and 2016, respectively.

Value-Added Tax

Certain fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009.

Income Taxes and Related Payables

	Sept 30,	June 30,
	2017	2017
VAT provision	$(538,043)	$(575,872)
Income tax payable	582,425	2,229,735
Other levies	668,962	1,036,544
Total	$713,344	$2,690,407

The provision for income taxes consists of the following

	September 30,	September 30,
	2017	2016
Current tax - foreign	$1,722,655	$1,295,248
Deferred tax	-	-
	$1,722,655	$1,295,248

Our effective tax rates were approximately 25% and 15% for the three months ended September 30, 2017 and 2016, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended September 30, 2017 and 2016 for the following reasons:

September 30, 2017

Tax Rate Reconciliation

	China		United States
30-Sep-17	15% - 25%		34%		Total

Pretax income (loss)	$7,015,501		$(198,017)		$6,817,484

Expected income tax expense (benefit)	1,753,875	0.250	(67,326)	34%	1,686,549
High-tech income benefits on Jinong	(675,422)	-0.096			(675,422)
Losses from subsidiaries in which no benefit is recognized	644,202	0.092			644,202
Change in valuation allowance on deferred tax asset from US tax benefit	0		67,326	-34%	67,326
Actual tax expense	$1,722,655	24.6%	$0	0.00%	$1,722,655	25.3%

September 30, 2016

	China		United States
	15% - 25%		34%		Total
Pretax income (loss)	$8,965,900		(346,122)		$8,619,778

Expected income tax expense (benefit)	2,241,475	25.0%	(117,682)	34.0%	2,123,794
High-tech income benefits on Jinong	(593,485)	(6.6)%	-	-	(593,485)
Losses from subsidiaries in which no benefit is recognized	(352,742)	(3.9)%	-	-	(352,742)
Change in valuation allowance on deferred tax asset from US tax benefit	-		117,682	(34.0)%	117,681
Actual tax expense	$1,295,248	14.4%	$-	-%	$1,295,248	15.0%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

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

As of September 30, 2017, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 –CONCENTRATIONS

Market Concentration

All of the Company’s revenue-generating operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

Vendor and Customer Concentration

There were six vendors from each of which the Company purchased more than 10% of its raw materials, with the total of 64.6% of its raw materials for the three month ended September 30, 2017. Total purchases from these six vendors amounted to $52,430,050 for the three-month period ended September 30, 2017.

There were two vendors from which the Company purchased 17.9% and 12.4%, respectively, of its raw materials for the three-month ended September 30, 2016. Total purchases from these two vendors amounted to $5,502,130 for the three-month period ended September 30, 2016.

No customer accounted for over 10% of the Company’s sales for the three months ended September 30, 2017 and 2016.

NOTE 14 – SEGMENT REPORTING

As of September 30, 2017, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended September 30,
Revenues from unaffiliated customers:	2017	2016
Jinong	$26,773,760	$31,427,720
Gufeng	18,222,066	15,809,514
Yuxing	1,792,643	1,355,411
Sales VIEs	15,980,034	13,291,977
Consolidated	$62,768,503	$61,884,622

Operating income :
Jinong	$6,766,075	$6,379,220
Gufeng	2,106,213	1,085,083
Yuxing	175,473	157,030
Sales VIEs	(1,933,369)	1,803,480
Reconciling item (1)	2	0
Reconciling item (2)	(198,019)	(346,122)
Consolidated	$6,916,375	$9,078,691

Net income:
Jinong	$5,741,090	$5,346,288
Gufeng	1,489,067	716,486
Yuxing	175,622	157,080
Sales VIEs	(2,112,934)	1,477,848
Reconciling item (1)	2	0
Reconciling item (2)	(198,019)	(346,122)
Consolidated	$5,094,828	$7,351,580

Depreciation and Amortization:
Jinong	$853,743	$6,313,089
Gufeng	547,757	627,309
Yuxing	312,519	313,916
Sales VIEs	219,923	126,132
Consolidated	$1,933,943	$7,380,446

Interest expense:
Jinong	70,836	57,373
Gufeng	104,723	60,133
Yuxing	0
Sales VIEs	4,016
Consolidated	$179,575	$117,506

Capital Expenditure:
Jinong	$3,341	$1,222
Gufeng	13,868	4,443
Yuxing	0	555
Sales VIEs	0	0
Consolidated	$17,209	$6,220

	As of
	September 30,	June 30,
	2017	2017
Identifiable assets:
Jinong	$218,278,643	$213,355,900
Gufeng	155,693,090	156,648,924
Yuxing	41,215,745	40,965,345
Sales VIEs	46,078,885	44,571,422
Reconciling item (1)	4,533	142,918
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$461,268,017	$455,681,630

(1)  Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)  Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On June 29, 2016, Jinong renewed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of $3,679 (approximately RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $782 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $445 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $14,716 and $14,679 as rent expenses from these committed property leases for the three-month periods ended September 30, 2017 and 2016, respectively. The contingent rent expenses herein for the next five twelve-month periods ended September 30, are as follows:

Years ending September 30,
2018	$40,794
2019	5,335
2020	5,335
2021	5,335
2022	5,335

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

On June 30, 2016 and January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and also into a series of contractual agreements to qualify as VIEs with the shareholders of the sales VIE Companies.

Jinong, the sales VIE Companies, and the shareholders of the sales VIE Companies also entered into a series of contractual agreements for the sales VIE Companies to qualify as VIEs (the “VIE Agreements”).

As a result of these contractual arrangements with Yuxing and the sales VIE Companies, the Company is entitled to substantially all of the economic benefits of Yuxing and the sales VIE Companies. The following financial statement amounts and balances of the VIEs are included in the accompanying consolidated financial statements as of September 30, 2017 and June 30, 2017:

	September 30,	June 30,
	2017	2017

ASSETS
Current Assets
Cash and cash equivalents	$435,663	$374,587
Accounts receivable, net	35,285,929	30,687,859
Inventories	20,455,260	21,314,940
Other current assets	875,844	2,195,156
Advances to suppliers	1,659,285	2,380,812
Total Current Assets	58,711,981	56,953,354

Plant, Property and Equipment, Net	12,144,778	12,418,906
Other assets	225,604	225,508
Intangible Assets, Net	12,782,774	13,002,818
Goodwill	3,838,673	3,837,038
Total Assets	$87,703,810	$86,437,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$165,330	$166,311
Accounts payable	22,774,309	18,355,921
Customer deposits	275,109	1,375,785
Accrued expenses and other payables	3,202,795	4,000,179
Amount due to related parties	43,259,450	42,741,043
Total Current Liabilities	$69,676,993	$66,472,928
Long-term Loan	0	3,549
Total Liabilities	$69,676,993	$66,476,477

Stockholders’ equity	18,026,817	19,961,147

Total Liabilities and Stockholders’ Equity	87,703,810	$86,437,624

	Three Months Ended September 30,
	2017	2016
Revenue	$17,772,675	$14,647,388
Expenses	14,601,317	13,012,462
Net income	$(1,937,314)	$1,634,926

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

The VIE Agreements are as follows:

Entrusted Management Agreements

Pursuant to the terms of certain Entrusted Management Agreements dated June 30, 2016 and January 1, 2017, between Jinong and the shareholders of the sales VIE Companies (the “Entrusted Management Agreements”), the sales VIE Companies and their shareholders agreed to entrust the operations and management of its business to Jinong. According to the Entrusted Management Agreement, Jinong possesses the full and exclusive right to manage the sales VIE Companies’ operations, assets and personnel, has the right to control all the sales VIE Companies’ cash flows through an entrusted bank account, is entitled to the sales VIE Companies’ net profits as a management fee, is obligated to pay all the sales VIE Companies’ payables and loan payments, and bears all losses of the sales VIE Companies. The Entrusted Management Agreements will remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the sales VIE Companies; or (iii) Jinong acquires all the assets or equity of the sales VIE Companies (as more fully described below under “Exclusive Option Agreements”).

Exclusive Technology Supply Agreements

Pursuant to the terms of certain Exclusive Technology Supply Agreements dated June 30, 2016 and January 1, 2017, between Jinong and the sales VIE companies (the “Exclusive Technology Supply Agreements”), Jinong is the exclusive technology provider to the sales VIE companies. The sales VIE companies agreed to pay Jinong all fees payable for technology supply prior to making any payments under the Entrusted Management Agreement. The Exclusive Technology Supply Agreements shall remain in effect until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of the sales VIE companies; or (iii) Jinong acquires the sales VIE companies (as more fully described below under “Exclusive Option Agreements”).

Shareholder’s Voting Proxy Agreements

Pursuant to the terms of certain Shareholder’s Voting Proxy Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the sales VIE companies (the “Shareholder’s Voting Proxy Agreements”), the shareholders of the sales VIE companies irrevocably appointed Jinong as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of the sales VIE companies, including the appointment and election of directors of the sales VIE companies. Jinong agreed that it shall maintain a board of directors, the composition and appointment of which shall be approved by the Board of the Company. The Shareholder’s Voting Proxy Agreements will remain in effect until Jinong acquires all the assets or equity of the sales VIE companies.

Exclusive Option Agreements

Pursuant to the terms of certain Exclusive Option Agreements dated June 30, 2016 and January 1, 2017, among Jinong, the sales VIE companies, and the shareholders of the sales VIE companies (the “Exclusive Option Agreements”), the shareholders of the sales VIE companies granted Jinong an irrevocable and exclusive purchase option (the “Option”) to acquire the sales VIE companies’ equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Jinong’s discretion so long as such exercise and subsequent acquisition of the sales VIE companies does not violate PRC law. The consideration for the exercise of the Option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration. Jinong may transfer all rights and obligations under the Exclusive Option Agreements to any third parties without the approval of the shareholders of the sales VIE companies so long as a written notice is provided. The Exclusive Option Agreements may be terminated by mutual agreements or by 30 days written notice by Jinong.

Equity Pledge Agreements

Pursuant to the terms of certain Equity Pledge Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the sales VIE companies (the “Pledge Agreements”), the shareholders of the sales VIE companies pledged all of their equity interests in the sales VIE companies to Jinong, including the proceeds thereof, to guarantee all of Jinong’s rights and benefits under the Entrusted Management Agreements, the Exclusive Technology Supply Agreements, the Shareholder’ Voting Proxy Agreements and the Exclusive Option Agreements. Prior to termination of the Pledge Agreements, the pledged equity interests cannot be transferred without Jinong’s prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties.

Non-Compete Agreements

Pursuant to the terms of certain Non-Compete Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the sales VIE companies (the “Non-Compete Agreements”), the shareholders of the sales VIE companies agreed that during the period beginning on the initial date of their services with Jinong, and ending five (5) years after termination of their services with Jinong, without Jinong’s prior written consent, they will not provide services or accept positions including but not limited to partners, directors, shareholders, managers, proxies or consultants, provided by any profit making organizations with businesses that may compete with Jinong. They will not solicit or interfere with any of the Jinong’s customers, or solicit, induce, recruit or encourage any person engaged or employed by Jinong to terminate his or her service or engagement. If the shareholders of the sales VIE companies breach the non-compete obligations contained therein, Jinong is entitled to all loss and damages; if the damages are difficult to determine, remedies bore the shareholders of the sales VIE companies shall be no less than 50% of the salaries and other expenses Jinong provided in the past.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), a VIE controlled by Jinong through contractual agreements; (v) Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), a VIE in the PRC controlled by Jinong through contractual agreements; (vi) Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai Agri”), a VIE controlled by Jinong through contractual agreements; (vii) Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE controlled by Jinong through contractual agreements; (viii) Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), a VIE controlled by Jinong through contractual agreements; (ix) Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (“Xinyulei”), a VIE controlled by Jinong through contractual agreements; (x) Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”), a VIE controlled by Jinong through contractual agreements; (xi) Anhui Fengnong Seed Co., Ltd. (“Fengnong”), a VIE controlled by Jinong through contractual agreements; (xii) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”); and (xiii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”). Yuxing, Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 71.7% and 76.3% of our total revenues for the three months ended September 30, 2017 and 2016, respectively. The sales VIEs generated 25.5% and 21.5% of our revenues for the three months ended September 30, 2017 and 2016, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of September 30, 2017, we had developed and produced a total of 720 different fertilizer products in use, of which 136 were developed and produced by Jinong, 333 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2016 to 2017
	2017	2016	Amount	%
	(metric tons)
Jinong	14,525	9,680	4,845	50.1%
Gufeng	54,608	45,531	9,077	19.9%
	69,133	55,211	13,922

	Three Months Ended September 30,
	2017	2016
	(revenue per tons)
Jinong	$1,980	$3,272
Gufeng	374	347

For the three months ended September 30, 2017, we sold approximately 69,133 metric tons of fertilizer products, as compared to 55,211 metric tons for the three months ended September 30, 2016. For the three months ended September 30, 2017, Jinong sold approximately 14,525 metric tons of fertilizer products, as compared to 9,680 metric tons for the three months ended September 30, 2016. For the three months ended September 30, 2017, Gufeng sold approximately 54,608 metric tons of fertilizer products, as compared to 45,531 metric tons for the three months ended September 30, 2016.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 56.2% of our fertilizer revenue for the three months ended September 30, 2017. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were: Hebei (19.1%), Shaanxi (10.9%), Heilongjiang (8.7%), Liaoning (7.5%) and Inner Mongolia (5.4%).

As of September 30, 2017, we had a total of 1,931 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,121 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 2.92% of its fertilizer revenues for the three months ended September 30, 2017. Gufeng had 312 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 69.9% of its revenues for the three months ended September 30, 2017.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 76.3% of our agricultural products revenue for the three months ended September 30, 2017 were Shaanxi (61.8%), Sichuan (8.9%), and Zhejiang (5.6%).

Recent Developments

New Products

During the three months ended September 30, 2017, Jinong launched 2 new fertilizer products and added 9 new distributors. During the three months ended September 30, 2017, Gufeng launched 1 new fertilizer products and added 5 new distributors.

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

(2) The exchange rate between RMB and U.S. dollars on January 1, 2017 is RMB1=US$0.144, according to the exchange rate published by Bank of China.

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

As our business focuses on the production of fertilizer, all our business activities intertwine with those in the agriculture industry in China. Specifically, we deal with compliance, regulation, safety, inspection, and licenses in fertilizer production, farm land use and transfer, growing and distribution of agriculture goods, agriculture basic supplies, seeds, pesticides, and trades of grains. It is an industry in which heavy regulations get implemented and strictly enforced. In addition, E-commerce, which is also under strict government regulation in the PRC, has lately become a sales and distribution channel for agricultural products. Currently, we are developing an online platform to connect the physical distribution network we either own or lease.

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

Results of Operations

Three Months ended September 30, 2017 Compared to the Three Months ended September 30, 2016.

	2017	2016	Change $	Change %
Sales
Jinong	26,773,760	31,427,720	(4,653,960)	-14.8%
Gufeng	18,222,066	15,809,514	2,412,552	15.3%
Yuxing	1,792,643	1,355,411	437,232	32.3%
Sales VIEs	15,980,034	13,291,977	2,688,057	20.2%
Net sales	62,768,503	61,884,622	883,881	1.4%
Cost of goods sold
Jinong	13,112,756	13,269,230	(156,474)	-1.2%
Gufeng	15,986,429	13,385,077	2,601,352	19.4%
Yuxing	1,392,553	1,045,608	346,945	33.2%
Sales VIEs	13,208,764	10,753,679	2,455,085	22.8%
Cost of goods sold	43,700,502	38,453,594	5,246,908	13.6%
Gross profit	19,068,001	23,431,028	(4,363,027)	-18.6%
Operating expenses
Selling expenses	5,179,004	5,012,068	166,936	3.3%
Selling expenses - amortization of deferred asset		6,108,782	(6,108,782)	-100.0%
General and administrative expenses	6,972,622	3,231,487	3,741,135	115.8%
Total operating expenses	12,151,626	14,352,337	(2,200,711)	-15.3%
Income from operations	6,916,375	9,078,691	(2,162,316)	-23.8%
Other income (expense)
Other income (expense)	(7,231)	(40,057)	32,826	-81.9%
Interest income	87,914	76,622	11,292	14.7%
Interest expense	(179,575)	(138,545)	(41,030)	29.6%
Total other income (expense)	(98,892)	(101,980)	3,088	-3.0%
Income before income taxes	6,817,483	8,976,711	(2,159,228)	-24.1%
Provision for income taxes	1,722,655	1,624,131	98,524	6.1%
Net income	5,094,828	7,352,580	(2,257,752)	-30.7%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	240,218	(1,205,884)	1,446,102	-119.9%
Comprehensive income (loss)	5,335,046	6,145,696	(810,650)	-13.2%

Basic weighted average shares outstanding	38,185,277	37,648,605	536,672	1.4%
Basic net earnings per share	0.13	0.20	(0.07)	-34.5%
Diluted weighted average shares outstanding	38,185,277	37,648,605	536,672	1.4%
Diluted net earnings per share	0.13	0.20	(0.07)	-34.5%

Net Sales

Total net sales for the three months ended September 30, 2017 were $62,768,503, an increase of $883,881 or 1.4%, from $61,884,622 for the three months ended September 30, 2016. This increase was primarily due to an increase in sales VIE’s and Yuxing’s net sales.

For the three months ended September 30, 2017, Jinong’s net sales decreased $4,653,960, or 14.8%, to $26,773,760 from $31,427,720 for the three months ended September 30, 2016. This decrease was mainly attributable to the decrease in Jinong’s sales volume in the last three months.

For the three months ended September 30, 2017, Gufeng’s net sales were $18,222,066, an increase of $2,412,552, or 15.3% from $15,809,514 for the three months ended September 30, 2016. This increase was mainly attributable to the increase in market demand during the last three months.

For the three months ended September 30, 2017, Yuxing’s net sales were $1,792,643, an increase of $437,232 or 32.3%, from $1,355,411 for the three months ended September 30, 2016. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top grade flowers during the three months ended September 30, 2017.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2017 was $43,700,502, an increase of $5,246,908, or 13.6%, from $38,453,594 for the three months ended September 30, 2016. The increase was mainly due to the increase in sales VIE’s and Gufeng’s cost of goods sold which increased 22.8% and 19.4% respectively.

Cost of goods sold by Jinong for the three months ended September 30, 2017 was $13,112,756, a decrease of $156,474, or 1.2%, from $13,269,230 for the three months ended September 30, 2016. The decrease in cost of goods was primarily attributable to the 14.8% decrease in net sale during the last three months.

Cost of goods sold by Gufeng for the three months ended September 30, 2017 was $15,986,429, an increase of $2,601,352, or 19.4%, from $13,385,077 for the three months ended September 30, 2016. This increase was primarily attributable to the more products sold during the last three months.

For three months ended September 30, 2017, cost of goods sold by Yuxing was $1,392,553, an increase of $346,945, or 33.2%, from $1,045,608 for the three months ended September 30, 2016. This increase was mainly due to the increase in Yuxing’s net sales and the labor costs.

Gross Profit

Total gross profit for the three months ended September 30, 2017 decreased by $4,363,027, or 18.6%, to $19,068,001, as compared to $23,431,028 for the three months ended September 30, 2016. Gross profit margin was 30.4% and 37.9% for the three months ended September 30, 2017 and 2016, respectively.

Gross profit generated by Jinong decreased by $4,497,486, or 24.8%, to $13,661,004 for the three months ended September 30, 2017 from $18,158,490 for the three months ended September 30, 2016. Gross profit margin from Jinong’s sales was approximately 51.0% and 57.8% for the three months ended September 30, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the three months ended September 30, 2017, gross profit generated by Gufeng was $2,235,637, a decrease of $188,800, or 7.8%, from $2,424,437 for the three months ended September 30, 2016. Gross profit margin from Gufeng’s sales was approximately 12.3% and 15.3% for the three months ended September 30, 2017 and 2016, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs and the decrease in sales prices.

For the three months ended September 30, 2017, gross profit generated by Yuxing was $400,090, an increase of $90,287, or 29.1% from $309,803 for the three months ended September 30, 2016. The gross profit margin was approximately 22.3% and 22.9% for the three months ended September 30, 2017 and 2016, respectively, which is slightly decreased.

Gross profit generated by VIEs increased by $232,972, or 9.2%, to $2,771,270 for the three months ended September 30, 2017 from $ 2,538,298 for the three months ended September 30, 2016. Gross profit margin from VIE’s sales was approximately 17.3% and 19.1% for the three months ended September 30, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to the increase in product costs and the decrease in sales prices.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $5,179,004, or 8.3%, of net sales for the three months ended September 30, 2017, as compared to $5,012,068, or 8.1% of net sales for the three months ended September 30, 2016, an increase of $166,936, or 3.3%.

The selling expenses of Yuxing were $9,646 or 0.5% of Yuxing’s net sales for the three months ended September 30, 2017, as compared to $7,711 or 0.6% of Yuxing’s net sales for the three months ended September 30, 2016. The selling expenses of Gufeng were $95,776 or 0.5% of Gufeng’s net sales for the three months ended September 30, 2017, as compared to $145,328 or 0.9% of Gufeng’s net sales for the three months ended September 30, 2016. The selling expenses of Jinong for the three months ended September 30, 2017 were $4,843,178 or 18.1% of Jinong’s net sales, as compared to selling expenses of $4,505,121 or 14.2% of Jinong’s net sales for the three months ended September 30, 2016. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were $649,496 for the three months ended September 30, 2017, as compared to $6,108,782, or 9.8% of net sales for the three months ended September 30, 2016. This decrease was due to the fact that the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $6,972,622, or 11.1% of net sales for the three months ended September 30, 2017, as compared to $3,231,487, or 5.2%, of net sales for the three months ended September 30, 2016, an increase of $3,741,135, or 115.8%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2017 was $98,892, as compared to $101,980 for the three months ended September 30, 2016, a decrease in expense of $3,088, or 3.0%. The decrease in total other expense was largely resulted from a net gain of $79,343 on fair value change of derivative liabilities in the convertible notes during the three months ended September 30, 2017 as compared to a lesser net gain of $2,924 during the three months ended September 30, 2016, offset by the increase in net interest expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,013,134 for the three months ended September 30, 2017, as compared to $987,512 for the three months ended September 30, 2016, an increase of $25,622, or 2.6%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $534,686 for the three months ended September 30, 2017, as compared to $307,735 for the three months ended September 30, 2016, an increase of $228,311, or 74.2%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the three months ended September 30, 2017 and 2016 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended September 30, 2017 was $5,094,828, a decrease of $2,256,752, or 30.7%, compared to $7,351,580 for the three months ended September 30, 2016. Net income as a percentage of total net sales was approximately 8.1% and 11.9% for the three months ended September 30, 2017 and 2016, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2017, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income decreased by $394,802, or 7.4% to $5,741,090 for three months ended September 30, 2017, from $5,346,288 for the three months ended September 30, 2016. The decrease was principally due to decreased net sales and higher selling expenses.

For Gufeng, the net income increased by $887,571 or 123.9% to $1,604,057 for three months ended September 30, 2017 from $716,486 for three months ended September 30, 2016. The increase was principally due to the increase in net sales.

For Yuxing, the net income increased $18,310 or 11.7% to $175,390 for three months ended September 30, 2017 from $157,080 for three months ended September 30, 2016. The increase was mainly due to the increase in net sales.

For the sales VIEs, the net income was $-2,112,936 for year ended September 30, 2017, decreased by $3,590,784 or 243%, from $1,477,848 for three months ended September 30, 2016. The decrease was mainly due to the increase in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of September 30, 2017, cash and cash equivalents were $133,909,463, an increase of $10,858,915, or 8.8%, from $123,050,548 as of June 30, 2017.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$12,095,373	$5,146,213
Net cash used in investing activities	(17,209)	(71,470)
Net cash provided by (used in) financing activities	(1,353,800)	300,000
Effect of exchange rate change on cash and cash equivalents	134,551	(150,170)
Net increase in cash and cash equivalents	10,858,915	5,224,573
Cash and cash equivalents, beginning balance	123,050,548	102,896,486
Cash and cash equivalents, ending balance	$133,909,463	$108,121,059

Operating Activities

Net cash provided in operating activities was $12,095,373 for the three months ended September 30, 2017, an increase of $6,949,140, or 135.0% from cash provided by operating activities of $5,146,213 for the three months ended September 30, 2016. The increase was mainly attributable to an increase in accounts payable, decrease in advances to suppliers and decrease in inventories during the three months ended September 30, 2017 as compared to the same period in 2016.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2017 was $17,209, compared to cash used in investing activities of $71,470 for the three months ended September 30, 2016. The different was due to Company purchased less plant, property and equipment during the last three months compared to the same period last year.

Financing Activities

Net cash used by financing activities for the three months ended September 30, 2017 was $1,353,800, compared to $300,000 net cash provided in financing activities for the three months ended September 30, 2016, which was largely due to $3,156,300 in repayment of loans for the three months ended September 30, 2017, compared to $1,499,940 in the same period last year.

As of September 30, 2017 and June 30, 2017, our loans payable were as follows:

	September 30,	June 30,
	2017	2017
Short term loans payable:	$6,327,630	$7,678,111
Total	$6,327,630	$7,678,111

Accounts Receivable

We had accounts receivable of $103,953,170 as of September 30, 2017, as compared to $141,665,179 as of June 30, 2017, a decrease of $37,712,009 or 26.6%. The decrease was primarily attributable to Gufeng’s accounts receivable. As of September 30, 2017, Gufeng’s accounts receivable was $24,481,326, a decrease of $40,682,102 or 62.4% compared to $65,163,428 as of June 30, 2017.

Allowance for doubtful accounts in accounts receivable for the three months ended September 30, 2017 was $14,124,387, from $9,457,423 as of June 30, 2017. And the allowance for doubtful accounts as a percentage of accounts receivable was 12.0% as of September 30, 2017 and 6.3% as of June 30, 2017.

Deferred assets

We had deferred assets of $213,289 as of September 30, 2017, as compared to $864,070 as of June 30, 2017. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately.  The Company’s Chairman, Mr. Li, has guaranteed repayment of any amounts due to the Company remaining unpaid from distributors.

Inventories

We had inventories of $119,601,723 as of September 30, 2017, as compared to $78,013,891 as of June 30, 2017, an increase of $41,587,823, or 53.3.0%. The increase was primarily attributable to Jinong’s inventory. As of September 30, 2017, Jinong’s inventory was $1,213,208, compared to $980,159 as of June 30, 2017.

Advances to Suppliers

We had advances to suppliers of $18,756,906 as of September 30, 2017 as compared to $24,023,062 as of June 30, 2017, representing a decrease of $5,266,156 or 21.9%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with it volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $24,124,592 as of September 30, 2017 as compared to $19,643,897 as of June 30, 2017, representing an increase of $4,480,695, or 22.8%. The increase was primarily due to the increase of accounts payable for VIEs. They have accounts payable of $22,774,309 as of September 30, 2017 as compared to $18,355,921 as of June 30, 2017, representing an increase of $4,418,388, or 24.1%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $5,849,222 as of September 30, 2017 as compared to $7,046,570 as of June 30, 2017, representing a decrease of $1,197,348, or 17.0%. The decrease was mainly attributable to VIE’s $275,109 unearned revenue as of September 30, 2017, compared to $1,375,785 unearned revenue as of June 30, 2017, caused by the advance deposits made by clients. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

As of September 30, 2017, we were organized into eleven main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Zhenbai Agri (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2017, our accumulated other comprehensive loss was $4.9 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Between January 1, 2014 and September 30, 2017, China’s currency dropped by a cumulative 9.6% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2017 and June 30, 2017 was $6.3 million and $7.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2017. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended September 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no other actions, suits, proceedings, inquiries or investigations before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: November 14, 2017	By:	/s/ Tao Li
	Name:	Tao Li
	Title:	Chief Executive Officer

Date: November 14, 2017	By:	/s/ Zhuoyu “Richard” Li
	Name:	Zhuoyu “Richard” Li
	Title:	President

Date: November 14, 2017	By:	/s/ Ken Ren
	Name:	Ken Ren
	Title:	Chief Financial Officer

EXHIBIT INDEX

No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

