Form 10-Q
period 2017-12-31
China Green Agriculture, Inc.
filed 2018-02-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,551,265 shares of common stock, $0.001 par value, as of February 9, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2017	June 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$145,417,158	$123,050,548
Accounts receivable, net	120,551,994	140,252,335
Inventories	105,613,585	78,013,891
Prepaid expenses and other current assets	3,709,791	4,201,782
Amount due from related parties	1,565,196	1,412,844
Advances to suppliers, net	20,821,812	24,023,062
Total Current Assets	397,679,536	370,954,462

Plant, Property and Equipment, Net	33,227,748	34,191,332
Deferred Asset, Net	0	864,070
Other Assets	296,256	279,031
Other Non-current Assets	17,201,354	17,829,621
Intangible Assets, Net	21,527,536	22,911,876
Goodwill	8,290,857	8,651,238
Total Assets	$478,223,287	$455,681,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$22,783,659	$19,643,897
Customer deposits	6,935,326	7,046,570
Accrued expenses and other payables	10,140,609	9,135,312
Amount due to related parties	3,288,189	3,071,102
Taxes payable	2,180,995	2,690,407
Short term loans	6,285,300	7,678,111
Interest payable	324,230	256,904
Derivative liability	70,184	195,812
Total Current Liabilities	52,008,492	49,718,116

Long-term Liabilities
Long-term loan	0	3,549
Convertible notes payable	7,268,851	8,431,912
Total Liabilities	$59,277,343	$58,153,577

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 38,551,265 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	38,551	38,551
Additional paid-in capital	128,915,651	128,915,651
Statutory reserve	30,104,103	28,962,302
Retained earnings	256,518,126	244,738,993
Accumulated other comprehensive income	3,369,512	(5,127,444)
Total Stockholders' Equity	418,945,944	397,528,052

Total Liabilities and Stockholders' Equity	$478,223,287	$455,681,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN AGRICULTURE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Sales
Jinong	$26,211,280	$26,825,674	$52,985,040	$58,253,394
Gufeng	24,447,721	21,066,559	42,669,787	36,876,073
Yuxing	1,953,748	2,454,314	3,746,391	3,809,725
VIEs - others	11,350,893	8,398,466	27,330,927	21,690,443
Net sales	63,963,642	58,745,013	126,732,145	120,629,635
Cost of goods sold
Jinong	13,265,827	12,332,360	26,378,583	25,601,590
Gufeng	21,160,024	18,138,659	37,146,453	31,523,736
Yuxing	1,536,238	1,934,046	2,928,791	2,979,654
VIEs - others	9,452,987	7,159,707	22,661,751	17,913,386
Cost of goods sold	45,415,076	39,564,772	89,115,578	78,018,366
Gross profit	18,548,566	19,180,241	37,616,567	42,611,269
Operating expenses
Selling expenses	7,682,008	3,965,382	12,861,012	8,977,450
Selling expenses - amortization of deferred asset	0	3,475,438		9,584,220
General and administrative expenses	937,359	4,633,905	7,909,981	7,865,392
Total operating expenses	8,619,367	12,074,725	20,770,993	26,427,062
Income from operations	9,929,199	7,105,516	16,845,574	16,184,207
Other income (expense)
Other income (expense)	(276,850)	(114,115)	(284,081)	(155,172)
Discontinued VIE operation - Zhenbai	(330,966)	0	(330,966)	0
Interest income	130,248	76,494	218,162	153,116
Interest expense	(94,587)	(93,246)	(274,162)	(231,791)
Total other income (expense)	(572,155)	(130,867)	(671,047)	(233,847)
Income before income taxes	9,357,045	6,974,649	16,174,528	15,950,360
Provision for income taxes	1,530,938	1,468,638	3,253,593	3,092,769
Net income	7,826,107	5,506,011	12,920,935	12,857,591
Other comprehensive income (loss)
Foreign currency translation gain (loss)	8,256,738	(1,205,884)	8,496,956	(16,447,063)
Comprehensive income (loss)	$16,082,845	$4,300,127	$21,417,891	$(3,589,472)

Basic weighted average shares outstanding	38,551,264	37,658,062	38,551,264	37,653,333
Basic net earnings per share	$0.20	$0.15	$0.34	$0.34
Diluted weighted average shares outstanding	38,551,264	37,658,062	38,551,264	37,653,333
Diluted net earnings per share	0.20	0.15	0.34	0.34

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$12,920,935	$12,857,591
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	-	1,282,949
Depreciation and amortization	3,434,389	12,115,909
Gain (Loss) on disposal of property, plant and equipment	15,318	109,304
Amortization of debt discount	377,450	155,335
Change in fair value of derivative liability	(114,233)	(75,918)
Changes in operating assets
Accounts receivable	19,546,354	(13,023,491)
Amount due from related parties	1,436,875	(395,616)
Other current assets	1,019,062	(467,184)
Inventories	(25,678,033)	19,962,979
Advances to suppliers	3,625,303	(3,091,976)
Other assets	974,189	121,719
Changes in operating liabilities
Accounts payable	2,694,536	564,376
Customer deposits	(226,314)	(2,875,222)
Tax payables	(554,210)	(2,146,115)
Accrued expenses and other payables	921,456	(7,029,002)
Interest payable	142,283	113,352
Net cash provided by operating activities	20,535,360	18,178,990

Cash flows from investing activities
Purchase of plant, property, and equipment	(11,758)	(74,353)
Change in construction in process	(11,328)	-
Net cash used in investing activities	(23,086)	(74,353)

Cash flows from financing activities
Proceeds from loans	153,300	-
Repayment of loans	(1,678,603)	-
Advance from related party	195,013	300,000
Net cash provided by financing activities	(1,330,290)	300,000

Effect of exchange rate change on cash and cash equivalents	3,184,627	(4,726,271)
Net increase in cash and cash equivalents	22,366,611	13,678,366

Cash and cash equivalents, beginning balance	123,050,548	102,896,486
Cash and cash equivalents, ending balance	$145,417,158	$116,574,852

Supplement disclosure of cash flow information
Interest expense paid	$206,368	$231,791
Income taxes paid	$3,807,803	$7,047,713

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

Unless the context indicates otherwise, as used in this Report, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the in the People’s Republic of China (the “PRC”) controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

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

On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai.

Yuxing, Lishijie, Jinyangguang, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

The Company’s corporate structure as of December 31, 2017 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the People’s Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31, 2017 and June 30, 2017 were $145,417,158 and $123,050,548, respectively. The Company had $145,409,838 and $122,907,629 in cash in banks in China, and also had $7,320 and $142,919 in cash in two banks in the United States as of December 31, 2017 and June 30, 2017, respectively. Cash overdrafts as of a balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of December 31, 2017, and June 30, 2017, the Company had accounts receivable of $122,117,190 and $141,665,179, net of allowance for doubtful accounts of $13,949,452 and $9,457,423, respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials; work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years, which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the six months ended December 31, 2017 and 2016, the Company amortized $864,070 and $9,894,637 respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately.

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

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2017, and June 30, 2017, the Company had customer deposits of $6,935,326 and $7,046,570, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	December 31,
	2017	2016
Net Income for Basic Earnings Per Share	$7,826,107	$5,506,011
Basic Weighted Average Number of Shares	38,551,264	37,658,062
Net Income Per Share – Basic	$0.20	$0.15
Net Income for Diluted Earnings Per Share	$7,826,107	$5,506,011
Diluted Weighted Average Number of Shares	38,551,264	37,658,062
Net Income Per Share – Diluted	$0.20	$0.15

	Six Months Ended
	December 31,
	2017	2016
Net Income for Basic Earnings Per Share	$12,920,935	$12,857,591
Basic Weighted Average Number of Shares	38,551,264	37,653,333
Net Income Per Share – Basic	$0.34	$0.34
Net Income for Diluted Earnings Per Share	$12,920,935	$12,857,591
Diluted Weighted Average Number of Shares	38,551,264	37,653,333
Net Income Per Share – Diluted	$0.34	$0.34

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

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2017	2017
Raw materials	$29,590,560	$39,397,711
Supplies and packing materials	$733,214	$540,151
Work in progress	$436,445	$421,496
Finished goods	$74,853,366	$37,655,533
Total	$105,613,585	$78,013,891

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2017	2017
Building and improvements	$41,038,672	$40,113,868
Auto	3,528,765	3,473,352
Machinery and equipment	19,045,164	18,760,880
Agriculture assets	780,234	764,660
Total property, plant and equipment	64,392,835	63,111,079
Less: accumulated depreciation	(31,165,087)	(28,919,747)
Total	$33,227,748	$34,191,332

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2017	2017
Land use rights, net	$10,200,036	$10,121,591
Technology patent, net	0	-
Customer relationships, net	4,311,416	5,578,641
Non-compete agreement	772,229	1,092,584
Trademarks	6,243,855	6,119,059
Total	$21,527,536	$22,911,876

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73, 184,895 (or $11,219,244). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $160,344). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,116,806). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2017	2017
Land use rights	$12,496,394	12,246,630
Less: accumulated amortization	(2,296,358)	(2,125,039)
Total land use rights, net	$10,200,036	10,121,591

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $900,648) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,410,360) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2016, this technology patent is fully amortized.

The technology know-how consisted of the following:

	December 31,	June 30,
	2017	2017
Technology know-how	$2,311,008	$2,264,818
Less: accumulated amortization	(2,311,008)	(2,264,818)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,964,500) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16,472,179 (or $ 2,525,185) and is amortized over the remaining useful life of seven to ten years.

	December 31,	June 30,
	2017	2017
Customer relationships	$12,222,549	$12,757,628
Less: accumulated amortization	(7,911,133)	(7,178,987)
Total customer relationships, net	$4,311,416	$5,578,641

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $202,356) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,150,683 (or $ 942,900) and is amortized over the remaining useful life of five years using the straight-line method.

	December 31,	June 30,
	2017	2017
Non-compete agreement	$1,251,454	$1,515,218
Less: accumulated amortization	(479,225)	(422,634)
Total non-compete agreement, net	$772,229	$1,092,584

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $6,239,310) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, are as follows:

Twelve Months Ended on December 31,	Expense ($)
2018	1,932,908
2019	1,932,908
2020	1,371,461
2021	628,535
2022	588,448

NOTE 6 - OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of December 31, 2017, the balance of other non-current assets was $17,201,354, consisting of the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2018 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $.5 million as expenses for the three months ended December 31, 2017.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended December 31 and thereafter are as follows:

Twelve months ending December 31,
2018	$2,058,053
2019	$2,058,053
2020	$2,058,053
2021	$2,058,053
2022 and thereafter	$11,174,456

NOTE 7 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2017	2017
Payroll payable	$101,302	$103,412
Welfare payable	157,384	154,239
Accrued expenses	5,101,131	4,863,988
Other payables	4,652,225	3,887,676
Other levy payable	128,567	125,998
Total	$10,140,609	$9,135,313

NOTE 8 - RELATED PARTIES TRANSACTIONS

As of December 31, 2017, and June 30, 2017, the amount due to related parties was $3,288,189 and $3,071,102, respectively.  As of December 31, 2017, and June 30, 2017, $1,073,100 and $1,051,652, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, serves as Chairman of its board of directors. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of RMB24,480 (approximately $3,686)

NOTE 9- LOAN PAYABLES

As of December 31, 2017, the short-term loan payables consisted of four loans which mature on dates ranging from October 25, 2017 through July 30, 2018 with interest rates ranging from 5.22% to 6.31%. Loan No.4 in the table below is guaranteed with parent company’s credit from Jinong: Loans No. 1, 2 and 3 below are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2017
1	Postal Saving Bank of China - Pinggu Branch	March 24, 2017-March 5, 2018	6.31%	$4,599,000
2	Bank of Beijing - Pinggu Branch	June 9, 2017-June 8, 2018	5.22%	1,456,350
3	Bank of Beijing-Pinggu Branch	June 9, 2017-June 8, 2018	5.22%	76,650
4	Beijing Agriculture Investment -small loan	August 1, 2017-July 30, 2018	5.50%	153,300
	Total			$6,285,300

As of June 30, 2017, the short-term loan payables consisted of four loans which mature on dates ranging from July 28, 2017 through June 8, 2018 with interest rates ranging from 5.22% to 6.31%. Loans No. 2 to 3 in the table below are guaranteed with parent company’s credit from Jinong; Loans No. 1 and 2 below are collateralized by Tianjuyan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2017
1	Postal Saving Bank of China - Pinggu Branch	March 24, 2017-March 5, 2018	6.31%	4,507,080
2	Bank of Beijing - Pinggu Branch	June 9, 2017-June 8, 2018	5.22%	1,502,360
3	Bank of Beijing - Pinggu Branch	June 28, 2016-July 28, 2017	5.22%	$1,502,360
4	Bank of China-Anhui	November 25, 2016-October 25, 2017	LPR *	$166,311
	Total			$7,678,111

*LPR stands for Loan Prime Rate. The LPR rate is a 1-year lending rate used by commercial banks to their top grade borrowers whose credit are comparable to the interbank borrowing creditworthiness in China. The LPR rate is a variable rate and is published along with Shanghai Interbank Offer Rates daily.

The interest expense from short-term loans was $274,162 and $231,791 for the six months ended December 31, 2017 and 2016, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

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

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stock Jinong issues in the future in terms of interest and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the maturity date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,839,600) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

The Company determined that the fair value of the convertible notes payable outstanding was RMB 47,415,859 (or $7,268,851) and RMB 56,124,446 ($8,431,912) as of December 31, 2017 and June 30, 2017, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of December 31, 2017, the accumulated amortization of this discount into accretion expenses was $480,774.

NOTE 11 - TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six months ended December 31, 2017 and 2016 of $1,845,926 and $1,879,465, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $1,106,590 and $792,503 for the six months ended December 31, 2017 and 2016, respectively.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “Reinstatement of VAT for Fertilizer Products”, and Notice #97, “Supplementary Reinstatement of VAT for Fertilizer Products”, which restore the VAT of 13% of the gross sales price on certain fertilizer products includes non-organic fertilizer products starting from September 1, 2015, but granted taxpayers a reduced rate of 3% from September 1, 2015 through June 30, 2016.

Income Taxes and Related Payables

Taxes payable consisted of the following:

	December 31,	June 30,
	2017	2017
VAT provision	$(628,399)	$(575,872)
Income tax payable	2,141,669	2,229,735
Other levies	667,724	1,036,544
Total	$2,180,994	$2,690,407

The provision for income taxes consists of the following:

	December 31,	June 30,
	2017	2017
Current tax	3,253,593	$7,371,967
Deferred tax	$0	0
Total	3,253,593	$7,371,967

Tax Rate Reconciliation

Our effective tax rates were approximately 20.1% and 19.4% for six months ended December 31, 2017 and 2016, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the six months ended December 31, 2017 and 2016 for the following reasons:

Tax Rate Reconciliation

December 31, 2017

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$16,805,296		$(630,768)		$16,174,528

Expected income tax expense (benefit)	4,201,324	0.250	(214,461)	34%	3,986,863
High-tech income benefits on Jinong	(1,230,618)	-0.073			(1,230,618)
Losses from subsidiaries in which no benefit is recognized	282,887	0.017			282,887
Change in valuation allowance on deferred tax asset from US tax benefit	0		214,461	-34%	214,461
Actual tax expense	$3,253,593	19.4%	$0	0.00%	$3,253,593	20.1%

December 31, 2016
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$17,806,630		(1,856,270)		$15,950,360

Expected income tax expense (benefit)	4,451,658	25.0%	(631,132)	34.0%	3,820,526
High-tech income benefits on Jinong	(1,139,344)	(6)%	-	-	(1,139,344)
Losses from subsidiaries in which no benefit is recognized	(219,544)	(1)%	-	-	(219,544)
Change in valuation allowance on deferred tax asset from US tax benefit	-		631,132	(34.0)%	631,132
Actual tax expense	$3,092,769	17%	$-	-%	$3,092,769	19.4%

NOTE 12 - STOCKHOLDERS’ EQUITY

Common Stock

On December 30, 2016, the Company granted an aggregate of 870,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants vest immediately. The value of the restricted stock awards was $1,044,000 and is based on the fair value of the Company’s common stock on the grant date.

There was no issuance share of common stock during the three and six months ended December 31, 2017.

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

As of December 31, 2017, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 - CONCENTRATIONS

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

Vendor and Customer Concentration

None of the vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the six months ended December 31, 2017.

There were two vendors from which the Company purchased 20.1% and 14.6% of its raw materials for the six months ended December 31, 2016. Total purchase from these two vendors amounted to $10,100,403 for the six months ended December 31, 2016.

None of the customers accounted over 10% of the Company’s sales for the six months ended December 31, 2017 and 2016.

NOTE 14 - SEGMENT REPORTING

As of December 31, 2017, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended December 31,		Six Months Ended December 31,
Revenues from unaffiliated customers:	2017	2016	2017	2016
Jinong	$26,211,280	$26,825,674	$52,985,040	$58,253,394
Gufeng	24,447,721	21,066,559	42,669,787	36,876,073
Yuxing	1,953,748	2,454,314	3,746,391	3,809,725
Sales VIEs	11,350,893	8,398,466	27,330,927	21,690,443
Consolidated	$63,963,642	$58,745,013	$126,732,145	$120,629,635

Operating income :
Jinong	$5,577,154	$5,740,784	$12,343,229	$12,120,004
Gufeng	2,549,525	1,906,816	4,655,738	2,991,899
Yuxing	222,275	330,780	397,748	487,810
Sales VIEs	2,012,999	637,284	79,630	2,440,764
Reconciling item (1)	(2)	0	0	0
Reconciling item (2)	(432,753)	(1,510,148)	(630,772)	(1,856,270)
Consolidated	$9,929,199	$7,105,516	$16,845,574	$16,184,207

Net income:
Jinong	$4,719,159	$4,849,485	$10,460,249	$10,195,773
Gufeng	1,727,764	1,268,439	3,216,831	1,984,925
Yuxing	222,869	330,509	398,491	487,589
Sales VIEs	1,914,125	567,726	(198,809)	2,045,574
Reconciling item (1)	2	0	3	0
Reconciling item (2)	(432,753)	(1,510,148)	(630,772)	(1,856,270)
Reconciling item (3)	(325,058)	0	(325,058)
Consolidated	$7,826,108	$5,506,011	$12,920,936	$12,857,591

Depreciation and Amortization:
Jinong	$422,383	$3,675,142	$1,276,126	$9,988,231
Gufeng	552,299	631,041	1,100,057	1,258,350
Yuxing	315,282	306,210	627,801	620,126
Sales VIEs	210,482	123,070	430,405	249,202
Consolidated	$1,500,446	$4,735,463	$3,434,389	$12,115,909

Interest expense:
Jinong	71,447	55,979	142,283	113,352
Gufeng	101,645	58,306	206,368	118,439
Yuxing	0	0	0	0
Sales VIEs	(78,505)	0	(74,489)	0
Consolidated	$94,587	$114,285	$274,162	$231,791

Capital Expenditure:
Jinong	$808	$571	$4,149	$1,793
Gufeng	297	556	14,165	4,999
Yuxing	4,773	0	4,773	548
Sales VIEs	0	0	0	0
Consolidated	$5,878	$1,127	$23,086	$7,340

	As of
	December 31,	June 30,
	2017	2017
Identifiable assets:
Jinong	$230,059,040	$213,355,900
Gufeng	162,568,545	156,648,924
Yuxing	41,487,750	40,965,345
Sales VIEs	43,643,613	44,571,422
Reconciling item (1)	467,218	142,918
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$478,223,287	$455,681,630

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.
(3)	Reconciling amounts refer to the expenses of discontinuation of VIE agreement with Zhenbai.

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

Accordingly, the Company recorded an aggregate of $30,020 and $28,198 as rent expenses for the six months ended December 31, 2017 and 2016, respectively. Rent expenses for the next five years ended December 31, are as follows:

Years ending December 31,
2018	$27,958
2019	5,442
2020	5,442
2021	5,442
2022	5,442

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

On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, exited the VIE agreements with the shareholders of Zhenbai.

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of December 31, 2017 and June 30, 2016:

	December 31,	June 30,
	2017	2017

ASSETS
Current Assets
Cash and cash equivalents	$1,347,719	$374,587
Accounts receivable, net	31,545,752	30,687,859
Inventories	22,272,408	21,314,940
Other current assets	1,101,385	2,195,156
Advances to suppliers	1,624,932	2,380,812
Total Current Assets	57,892,196	56,953,354

Plant, Property and Equipment, Net	12,122,345	12,418,906
Other assets	230,107	225,508
Intangible Assets, Net	11,925,590	13,002,818
Goodwill	3,378,474	3,837,038
Total Assets	$85,548,712	$86,437,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$-	$166,311
Accounts payable	20,454,287	18,355,921
Customer deposits	694,119	1,375,785
Accrued expenses and other payables	3,328,483	3,833,868
Amount due to related parties	43,107,165	42,741,043
Total Current Liabilities	$67,584,054	$66,472,928
Long-term Loan	0	3,549
Total Liabilities	$67,584,054	$66,476,477

Stockholders’ equity	17,964,658	19,961,147

Total Liabilities and Stockholders’ Equity	85,548,712	$86,437,624

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue	$13,304,643	$10,852,779	$31,077,318	$25,500,167
Expenses	10,989,225	9,954,543	25,590,542	22,967,005
Net income (loss)	$2,136,994	$898,236	$199,680	$2,533,162

NOTE 17 - BUSINESS COMBINATIONS

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

On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai.

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

On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest has been forfeited.

For the discontinuation of Zhenbai made on November 30, 2017, the Company gave up the control of the following assets in Zhenbai:

Working Capital	$1,175,696
Intangible assets	893,780
Customer Relationship	682,604
Non-compete Agreement	211,176
Goodwill	536,819
Total Asset	$2,606,296

In return, the purchase consideration returned to the Company from Zhenbai’s shareholders is summarized below:

Cash	$459,900
Interest Payable	82,782
Convertible notes	1,719,336
Derivative liability	13,312
Total Payback	$2,275,330
Net Loss	-330,966

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), a VIE controlled by Jinong through contractual agreements; (v) Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), a VIE in the PRC controlled by Jinong through contractual agreements; (vi) Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE controlled by Jinong through contractual agreements; (vii) Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), a VIE controlled by Jinong through contractual agreements; (vii) Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (“Xinyulei”), a VIE controlled by Jinong through contractual agreements; (ix) Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”), a VIE controlled by Jinong through contractual agreements; (x) Anhui Fengnong Seed Co., Ltd. (“Fengnong”), a VIE controlled by Jinong through contractual agreements; (xi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”); and (xii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”). Yuxing, Lishijie, Jinyangguang, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Wangtian, Xindeguo, Xinyulei, Xiangrong and Fengnong may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in research, development, production and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong, Gufeng (including Gufeng’s subsidiary Tianjuyuan), Yuxing and our VIE. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products production (Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 75.5% and 78.9% of our total revenues for the six months ended December 31, 2017 and 2016, respectively. The sales VIEs generated 21.6% and 18.0% of our revenues for the six months ended December 31, 2017 and 2016, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of December 31, 2017, we had developed and produced a total of 720 different fertilizer products in use, of which 136 were developed and produced by Jinong, 333 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended		Change
	December 31,		2016 to 2017
	2017	2016	Amount	%
	(metric tons)
Jinong	13,165	8,955	4,210	47.0%
Gufeng	66,237	63,167	3,070	4.9%
	79,402	72,122	13,922

	Three Months Ended December 31,
	2017	2016
	(revenue per tons)
Jinong	$2,107	$2,996
Gufeng	364	334

	Six Months Ended		Change
	December 31,		2016 to 2017
	2017	2016	Amount	%
	(metric tons)
Jinong	27,690	18,635	9,055	48.6%
Gufeng	129,404	108,698	20,706	19.0%
	157,094	127,333	29,761

	Six Months Ended December 31,
	2017	2016
	(revenue per tons)
Jinong	$2,045	$3,126
Gufeng	352	339

For the three months ended December 31, 2017, we sold approximately 79,042 metric tons of fertilizer products, as compared to 72,122 metric tons for the three months ended December 31, 2016. For the three months ended December 31, 2017, Jinong sold approximately 13,165 metric tons of fertilizer products, as compared to 8,955 metric tons for the three months ended December 31, 2016. For the three months ended December 31, 2017, Gufeng sold approximately 66,237 metric tons of fertilizer products, as compared to 63,167 metric tons for the three months ended December 31, 2016.

For the six months ended December 31, 2017, we sold approximately 157,094 metric tons of fertilizer products, as compared to 127,333 metric tons for the six months ended December 31, 2016. For the six months ended December 31, 2017, Jinong sold approximately 27,690 metric tons of fertilizer products, an increase of 9,055 metric tons, or 48.6%, as compared to 18,635 metric tons for the six months ended December 31, 2016. For the six months ended December 31, 2017, Gufeng sold approximately 129,404 metric tons of fertilizer products, an increase of 20,706 metric tons, or 19.0% as compared to 108,698 metric tons for the six months ended December 31, 2016.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 55.5% of our fertilizer revenue for the three months ended December 31, 2017. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were: Hebei (23.4%), Heilongjiang (9.0%), Inner Mongolia (7.8%), Liaoning (7.7%), and Shaanxi (7.5%).

As of December 31, 2017, we had a total of 1,939 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,127 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 2.03% of its fertilizer revenues for the three months ended December 31, 2017. Gufeng had 314 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 74.6% of its revenues for the three months ended December 31, 2017.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 80.9% of our agricultural products revenue for the three months ended December 31, 2017 were Shaanxi (60.1%), Sichuan (10.4%), and Zhejiang (7.5%).

Recent Developments

New Products and distributors

During the three months ended December 31, 2017, Jinong did not launch any new fertilizer product. However, Jinong added 6 new distributors during this period. Gufeng did not launch any new fertilizer products, but added two new distributors during the three months ended December 31, 2017

Strategic Acquisitions

On June 30, 2016 and January 1, 2017, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd. [2]	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 is RMB1=US$0.1508, according to the exchange rate published by Bank of China.
(2)	On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest has been forfeited.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

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

Results of Operations

Three Months ended December 31, 2017 Compared to the Three Months ended December 31, 2016.

	2017	2016	Change $	Change %
Sales
Jinong	26,211,280	26,825,674	(614,394)	-2.3%
Gufeng	24,447,721	21,066,559	3,381,162	16.0%
Yuxing	1,953,748	2,454,314	(500,566)	-20.4%
Sales VIEs	11,350,893	8,398,466	2,952,427	35.2%
Net sales	63,963,642	58,745,013	5,218,629	8.9%
Cost of goods sold
Jinong	13,265,827	12,332,360	933,467	7.6%
Gufeng	21,160,024	18,138,659	3,021,365	16.7%
Yuxing	1,536,238	1,934,046	(397,808)	-20.6%
Sales VIEs	9,452,987	7,159,707	2,293,280	32.0%
Cost of goods sold	45,415,076	39,564,772	5,850,304	14.8%
Gross profit	18,548,566	19,180,241	(631,675)	-3.3%
Operating expenses
Selling expenses	7,682,008	3,965,382	3,716,626	93.7%
Selling expenses - amortization of deferred asset	0	3,475,438	(3,475,438)	-100.0%
General and administrative expenses	937,359	4,633,905	(3,696,546)	-79.8%
Total operating expenses	8,619,367	12,074,725	(3,455,358)	-28.6%
Income from operations	9,929,199	7,105,516	2,823,683	39.7%
Other income (expense)
Other income (expense)	(669,760)	(114,115)	(555,645)	486.9%
Interest income	130,248	76,494	53,754	70.3%
Interest expense	(94,587)	(93,246)	(1,341)	1.4%
Total other income (expense)	(634,099)	(130,867)	(503,232)	384.5%
Income before income taxes	9,295,101	6,974,649	2,320,452	33.3%
Provision for income taxes	1,521,646	1,468,638	53,008	3.6%
Net income	7,773,455	5,506,011	2,267,444	41.2%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	8,255,781	(1,205,884)	9,461,665	-784.6%
Comprehensive income (loss)	16,029,236	4,300,127	11,729,109	272.8%

Basic weighted average shares outstanding	365,987	37,658,062	(37,292,075)	-99.0%
Basic net earnings per share	0.20	0.15	(0.07)	37.0%
Diluted weighted average shares outstanding	365,987	37,658,062	(37,292,075)	-99.0%
Diluted net earnings per share	0.20	0.15	(0.07)	37.0%

Net Sales

Total net sales for the three months ended December 31, 2017 were $63,963,642, an increase of $5,218,629 or 8.9%, from $58,745,013 for the three months ended December 31, 2016. This increase was primarily due to an increase in sales VIE’s and Gufeng’s net sales.

For the three months ended December 31, 2017, Jinong’s net sales decreased $614,394, or 2.3%, to $26,211,280 from $26,825,674 for the three months ended December 31, 2016. This decrease was mainly attributable to the decrease in Jinong’s sales volume in the last three months.

For the three months ended December 31, 2017, Gufeng’s net sales were $24,447,721, an increase of $3,381,162, or 16.0% from $21,066,559 for the three months ended December 31, 2016. This increase was mainly attributable to the increase in market demand during the last three months.

For the three months ended December 31, 2017, Yuxing’s net sales were $1,953,748, a decrease of $500,566 or 20.4%, from $2,454,314 for the three months ended December 31, 2016. The decrease was mainly due to the decrease in market demand during the last three months.

For the three months ended December 31, 2017, VIEs’ net sales were $11,350,893, an increase of $2,952,427 or 35.2%, from $8,398,466 for the three months ended December 31, 2016. The increase was mainly attributable to the increase in market demand during the last three months.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2017 was $45,415,076, an increase of $5,850,304, or 14.8%, from $39,564,772 for the three months ended December 31, 2016. The increase was mainly due to the increase in sales VIE’s and Gufeng’s cost of goods sold which increased 32.0% and 16.7% respectively.

Cost of goods sold by Jinong for the three months ended December 31, 2017 was $13,265,827, a decrease of $933,467, or 7.6%, from $12,332,360 for the three months ended December 31, 2016. The decrease in cost of goods was primarily attributable to the 2.3% decrease in net sale during the last three months.

Cost of goods sold by Gufeng for the three months ended December 31, 2017 was $21,160,024, an increase of $3,021,365, or 16.7%, from $18,138,659 for the three months ended December 31, 2016. This increase was primarily attributable to the more products sold during the last three months.

For three months ended December 31, 2017, cost of goods sold by Yuxing was $1,536,238, a decrease of $397,808 or 20.6%, from $1,934,046 for the three months ended December 31, 2016. The decrease in cost of goods was primarily attributable to the 20.4% decrease in net sale during the last three months.

Cost of goods sold by VIEs for the three months ended December 31, 2017 was $9,452,987, an increase of $2,293,280, or 32.0%, from $7,159,707 for the three months ended December 31, 2016. This increase was primarily attributable to the more products sold during the last three months.

Gross Profit

Total gross profit for the three months ended December 31, 2017 decreased by $631,675, or 3.3%, to $18,548,566, as compared to $19,180,241 for the three months ended December 31, 2016. Gross profit margin was 29.0% and 32.6% for the three months ended December 31, 2017 and 2016, respectively.

Gross profit generated by Jinong decreased by $1,547,861, or 10.7%, to $12,945,453 for the three months ended December 31, 2017 from $14,493,314 for the three months ended December 31, 2016. Gross profit margin from Jinong’s sales was approximately 49.4% and 54.0% for the three months ended December 31, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the three months ended December 31, 2017, gross profit generated by Gufeng was $3,287,697, an increase of $359,797, or 12.3%, from $2,927,900 for the three months ended December 31, 2016. Gross profit margin from Gufeng’s sales was approximately 13.4% and 13.9% for the three months ended December 31, 2017 and 2016, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs and the decrease in sales prices.

For the three months ended December 31, 2017, gross profit generated by Yuxing was $417,510, a decrease of $102,758, or 19.8% from $520,268 for the three months ended December 31, 2016. The gross profit margin was approximately 21.4% and 21.2% for the three months ended December 31, 2017 and 2016, respectively, which is slightly increased.

Gross profit generated by VIEs increased by $659,147, or 53.2%, to $1,897,906 for the three months ended December 31, 2017 from $ 1,234,759 for the three months ended December 31, 2016. Gross profit margin from VIE’s sales was approximately 16.7% and 14.7% for the three months ended December 31, 2017 and 2016, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $7,682,008, or 12.0%, of net sales for the three months ended December 31, 2017, as compared to $3,965,382, or 6.8% of net sales for the three months ended December 31, 2016, an increase of $3,716,626, or 93.7%.

The selling expenses of Jinong for the three months ended December 31, 2017 were $7,172,773 or 27.4% of Jinong’s net sales, as compared to selling expenses of $3,637,790 or 13.6% of Jinong’s net sales for the three months ended December 31, 2016. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts. The selling expenses of Yuxing were $10,498 or 0.5% of Yuxing’s net sales for the three months ended December 31, 2017, as compared to $11,264 or 0.5% of Yuxing’s net sales for the three months ended December 31, 2016. The selling expenses of Gufeng were $ 189,945 or 0.1% of Gufeng’s net sales for the three months ended December 31, 2017, as compared to $68,080 or 0.3% of Gufeng’s net sales for the three months ended December 31, 2016. The selling expenses of VIEs were $319,290 or 2.4% of VIEs’ net sales for the three months ended December 31, 2017, as compared to $248,248, or 3.0% of VIEs’ net sales for the three months ended December 31, 2016.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the three months ended December 31, 2017, as compared to $3,475,438, or 5.9% of net sales for the three months ended December 31, 2016. This decrease was due to the fact that all deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $937,359, or 1.5% of net sales for the three months ended December 31, 2017, as compared to $ 4,633,905, or 12.1%, of net sales for the three months ended December 31, 2016, a decrease of $ 3,696,546, or 79.8%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended December 31, 2017 was $572,155, as compared to $130,867 for the three months ended December 31, 2016, an increase in expense of $441,288, or 337.2%. The increase in total other expense was largely resulted from the increase for bank charges and accretion expenses offset by the decrease in interest expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,836,635 for the three months ended December 31, 2017, as compared to $891,953 for the three months ended December 31, 2016, an increase of $ 944,682, or 105.9%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $ 1,159,097 for the three months ended December 31, 2017, as compared to $484,768 for the three months ended December 31, 2016, an increase of $ 674,329, or 139.1%, which was primarily due to Gufeng’s increased net income.

Yuxing has no income tax for the three months ended December 31, 2017 and 2016 as a result of being exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended December 31, 2017 was $7,773,455, an increase of $2,267,444, or 41.2%, compared to $5,506,011 for the three months ended December 31, 2016. Net income as a percentage of total net sales was approximately 12.2% and 9.4% for the three months ended December 31, 2017 and 2016, respectively.

Six Months ended December 31, 2017 Compared to the Six Months ended December 31, 2016.

	2017	2016	Change $	Change %
Sales
Jinong	52,985,040	58,253,394	(5,268,354)	-9.0%
Gufeng	42,669,787	36,876,073	5,793,714	15.7%
Yuxing	3,746,391	3,809,725	(63,334)	-1.7%
Sales VIEs	27,330,927	21,690,443	5,640,484	26.0%
Net sales	126,732,145	120,629,635	6,102,510	5.1%
Cost of goods sold
Jinong	26,378,583	25,601,590	776,993	3.0%
Gufeng	37,146,453	31,523,736	5,622,717	17.8%
Yuxing	2,928,791	2,979,654	(50,863)	-1.7%
Sales VIEs	22,661,751	17,913,386	4,748,365	26.5%
Cost of goods sold	89,115,578	78,018,366	11,097,212	14.2%
Gross profit	37,616,567	42,611,269	(4,994,702)	-11.7%
Operating expenses
Selling expenses	12,861,012	8,977,450	3,883,562	43.3%
Selling expenses - amortization of deferred asset		9,584,220	(9,584,220)	-100.0%
General and administrative expenses	7,909,981	7,865,392	44,589	0.6%
Total operating expenses	20,770,993	26,427,062	(5,656,069)	-21.4%
Income from operations	16,845,574	16,184,207	661,367	4.1%
Other income (expense)
Other income (expense)	(676,991)	(155,172)	(521,819)	336.3%
Interest income	218,162	153,116	65,046	42.5%
Interest expense	(274,162)	(231,791)	(42,371)	18.3%
Total other income (expense)	(732,991)	(233,847)	(499,144)	213.4%
Income before income taxes	16,112,584	15,950,360	162,224	1.0%
Provision for income taxes	3,244,301	3,092,769	151,532	4.9%
Net income	12,868,283	12,857,591	10,692	0.1%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	8,495,999	(16,447,063)	24,943,062	-151.7%
Comprehensive income (loss)	21,364,282	(3,589,472)	24,953,754	-695.2%

Basic weighted average shares outstanding	38,551,264	37,653,333	897,931	2.4%
Basic net earnings per share	0.33	0.34	(0.01)	-2.2%
Diluted weighted average shares outstanding	38,551,264	37,653,333	897,931	2.4%
Diluted net earnings per share	0.33	0.34	(0.01)	-2.2%

Net Sales

Total net sales for the six months ended December 31, 2017 were $126,732,145, an increase of $6,102,510, or 5.1%, from $120,629,635 for the six months ended December 31, 2016.

This increase was largely due to the increase of VIEs’ net sales during the six months ended December 31, 2017. The VIEs’ net sales for the six months ended December 31, 2017 were $27,330,927, an increase of $5,640,484, or 26.0% from the same period a year ago.

For the six months ended December 31, 2017, Jinong’s net sales decreased by $5,268,354, or 9.0%, to $52,985,040 from $58,253,394 for the six months ended December 31, 2016. This decrease was mainly attributable to the decrease in Jinong’s sales volume, which was result of Jinong’s implementation of its new sales strategy that further focuses on producing high-margin liquid fertilizer during the last six months.

For the six months ended December 31, 2017, Gufeng’s net sales were $42,669,787, an increase of $5,793,714 or 15.7% from $36,876,073 for the six months ended December 31, 2016. This increase was mainly attributable to the increase in Gufeng’s sales volume, which was result of the increase in market demand during the six months ended December 31, 2017.

For the six months ended December 31, 2017, Yuxing’s net sales were $3,746,391, a slight decrease of $63,334 or 1.7%, from $3,809,725 during the six months ended December 31, 2016. The decrease was mainly attributable to the decrease in market demand.

For the six months ended December 31, 2017, VIEs’ net sales were $ 27,330,927, an increase of $ 5,640,484 or 26.0% from $ 21,690,443 for the six months ended December 31, 2016. This increase was mainly attributable to the increase in VIEs’ sales volume, which was result of the increase in market demand during the six months ended December 31, 2017.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2017 was $89,115,578, an increase of $11,097,212, or 14.2%, from $78,018,366 for the six months ended December 31, 2016. This increase was mainly due to the increase for Jinong and VIE’s cost of goods sold.

Cost of goods sold by Jinong for the six months ended December 31, 2017 was $26,378,583, an increase of $776,993, or 3.0%, from $25,601,590 for the six months ended December 31, 2016. The increase was primarily due to the higher labor cost.

Cost of goods sold by Gufeng for the six months ended December 31, 2017 was $37,146,453 an increase of $5,622,717, or 17.8%, from $31,523,736 for the six months ended December 31, 2016. This increase was primarily attributable to the increase in net sales during the last six months.

For the six months ended December 31, 2017, cost of goods sold by Yuxing was $2,928,791, a slight decrease of $50,863, or 1.7%, from $2,979,654 for the six months ended December 31, 2016. This decrease was mainly due to the decrease in Yuxing’s net sales.

Cost of goods sold by VIEs for the six months ended December 31, 2017 was $22,661,751 an increase of $4,748,365, or 26.5%, from $ 17,913,386 for the six months ended December 31, 2016. This increase was primarily attributable to the increase in net sales during the last six months.

Gross Profit

Total gross profit for the six months ended December 31, 2017 decreased by $4,994,702 to $37,616,567, as compared to $42,611,269 for the six months ended December 31, 2016. Gross profit margin was 29.7% and 35.3% for the six months ended December 31, 2017 and 2016, respectively.

Gross profit generated by Jinong decreased by $ 6,045,347, or 18.5%, to $26,606,457 for the six months ended December 31, 2017 from $32,651,804 for the six months ended December 31, 2016. Gross profit margin from Jinong’s sales was approximately 50.2% and 56.1% for the six months ended December 31, 2017 and 2016, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the six months ended December 31, 2017, gross profit generated by Gufeng was $5,523,334, an increase of $170,997, or 3.2%, from $5,352,337 for the six months ended December 31, 2016. Gross profit margin from Gufeng’s sales was approximately 12.9% and 14.5% for the six months ended December 31, 2017 and 2016, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the six months ended December 31, 2017, gross profit generated by Yuxing was $817,600, a slight decrease of $12,471, or 1.5% from $830,071 for the six months ended December 31, 2016. The gross profit margin was approximately 21.8% and 21.8% for the six months ended December 31, 2017 and 2016, respectively.

For the six months ended December 31, 2017, gross profits generated by VIEs were $4,669,176, an increase of $892,119, or 23.6%, from $3,777,057 for the six months ended December 31, 2016. Gross profit margin from VIEs’ sales was approximately 17.1% and 17.4% for the six months ended December 31, 2017 and 2016, respectively. The slight decrease in gross profit percentage was mainly due to higher raw material cost.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $12,861,012, or 10.1%, of net sales for the six months ended December 31, 2017, as compared to $8,977,450or 7.4% of net sales for the six months ended December 31, 2016, an increase of $3,883,562, or 43.3%. This increase was primarily due to Jinong. The selling expenses of Jinong for the six months ended December 31, 2017 were $12,015,951 or 22.7% of Jinong’s net sales, as compared to selling expenses of $8,142,911 or 14.0% of Jinong’s net sales for the six months ended December 31, 2016. The increase in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs. The selling expenses of Yuxing were $20,144 or 0.5% of Yuxing’s net sales for the six months ended December 31, 2017, as compared to $18,975, or 0.5% of Yuxing’s net sales for the six months ended December 31, 2016. The selling expenses of Gufeng were $285,721 or 0.7% of Gufeng’s net sales for the six months ended December 31, 2017, as compared to $213,408 or 0.6% of Gufeng’s net sales for the six months ended December 31, 2016. The selling expenses of VIEs were $559,341, or 1.8%, of VIEs’ net sales or the six months ended December 31, 2017, as compared to $602,156, or 2.8% of VIEs’ net sales for the six months ended December 31, 2016.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of deferred assets were 0 for the six months ended December 31, 2017, as compared to $9,584,220, or 7.9% of net sales, for the six months ended December 31, 2016. This decrease was due to the fact that all deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the six months ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $7,909,981, or 6.2% of net sales for the six months ended December 31, 2017, as compared to $7,865,392, or 6.5%, of net sales for the six months ended December 31, 2016, an increase of $44,589, or 0.6%.

Total Other Income and Expenses

Total other income and expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the six months ended December 31, 2017 was $732,991, as compared to $ 233,847 for the six months ended December 31, 2016, an increase of $499,144, or 213.4%. The increase in total other expense mainly resulted from the increase for bank charges and accretion expenses. The bank charges increased by $128,854 or 1207.4%, to $139,626 during the six months ended December 31, 2017 as compared to $10,672 during the six months ended December 31, 2016. Accretion expenses increased by $174,274 or 112.2%, to $329,609 during the six months ended December 31, 2017 as compared to $155,335 during the six months ended December 31, 2016.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $ 1,845,926 for the six months ended December 31, 2017, as compared to $1,879,465 for the six months ended December 31, 2016, a decrease of $33,539, or 1.8%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $ 1,159,097 for the six months ended December 31, 2017, as compared to $792,503 for the six months ended December 31, 2016, an increase of $366,594, or 46.3%. The increase is mainly due to the increase in net sales for Gufeng for the six months ended December 31, 2017 comparing to the same period of last year.

Yuxing had no income tax for the six months ended December 31, 2017 as a result of being exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Net Income

Net income for the six months ended December 31, 2017 was $12,868,283, a slight increase of $10,692, or 0.1%, compared to $12,857,591 for the six months ended December 31, 2016. Net income as a percentage of total net sales was approximately 10.2% and 10.7 % for the six months ended December 31, 2017 and 2016, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2017, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income decreased by $ 264,477, or 2.6% to $ 10,460,249 for six months ended December 31, 2017, from $10,195,772 for the six months ended December 31, 2016. The decrease was principally due to higher selling expenses.

For Gufeng, the net income increased by $ 1,492,367 or 75.2% to $ 3,477,292.48 for six months ended December 31, 2017 from $ 1,984,925 for six months ended December 31, 2017. The increase was principally due to the increase in net sales.

For Yuxing, the net income decreased $89,368 or 18.3% to $ 398,491 for six months ended December 31, 2017 from $ 487,859 for six months ended December 31, 2017. The decrease was mainly due to the decrease in net sales.

For the VIEs, the net income was $ 199,680 for year ended December 31, 2017, decreased by $ 1,845,894 or 90.2%, from $2,045,574 for six months ended December 31, 2016. The decrease was mainly due to the increase in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of December 31, 2017, cash and cash equivalents were $145,417,158, an increase of $22,366,610, or 18.2%, from $123,050,548 as of June 30, 2017.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2017	2016
Net cash provided by operating activities	$20,535,360	$18,178,990
Net cash used in investing activities	(23,086)	(74,353)
Net cash provided by (used in) financing activities	(1,330,290)	300,000
Effect of exchange rate change on cash and cash equivalents	3,184,627	(4,726,271)
Net increase in cash and cash equivalents	22,366,611	13,678,366
Cash and cash equivalents, beginning balance	123,050,548	102,896,486
Cash and cash equivalents, ending balance	$145,417,159	$116,574,852

Operating Activities

Net cash provided by operating activities was $20,535,360 for the six months ended December 31, 2017, an increase of $2,356,370, or 13.0%, from cash provided by operating activities of $18,178,990 for the six months ended December 31, 2016. The increase was mainly attributable to an increase in accounts payable and decrease in advances to suppliers during the six months ended December 31, 2017 as compared to the same period in 2016.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2017 was $23,086, an increase of $51,267, or 69.0%, compared to cash used in investing activities of $74,353 for the six months ended December 31, 2016. The difference was due to the fact that the Company purchased less plant, property and equipment during the last six months compared to the same period last year.

Financing Activities

Net cash used by financing activities for the six months ended December 31, 2017 was $1,330,290 compared to $300,000 net cash provided in financing activities for the six months ended December 31, 2016, which was largely due to $1,678,603 in repayment of loans for the six months ended December 31, 2017, compared to zero repayment of loans in the same period last year.

As of December 31, 2017 and June 30, 2017, our loans payable were as follows:

	December 31,	June 30,
	2017	2017
Short term loans payable:	$6,285,300	$7,678,111
Total	$6,285,300	$7,678,111

Accounts Receivable

We had accounts receivable of $136,066,642 as of December 31, 2017, as compared to $141,665,179 as of June 30, 2017, a decrease of $5,598,537 or 4.0%. The decrease was primarily attributable to Gufeng’s accounts receivable. As of December 31, 2017, Gufeng’s accounts receivable was $46,610,891, a decrease of $18,552,537 or 28.5% compared to $65,163,428 as of June 30, 2017.

Allowance for doubtful accounts in accounts receivable for the six months ended December 31, 2017 was $13,949,452, from $9,457,423 as of June 30, 2017,and the allowance for doubtful accounts as a percentage of accounts receivable was 10.3% as of December 31, 2017 and 6.3% as of June 30, 2017.

Deferred assets

We had no deferred assets as of December 31, 2017, as compared to $864,070 as of June 30, 2017. During the six months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of December 31, 2017.

Inventories

We had inventories of $105,613,585 as of December 31, 2017, as compared to $78,013,891 as of June 30, 2017, an increase of $27,599,694, or 35.4%. The increase was primarily attributable to Jinong’s inventory. As of December 31, 2017, Jinong’s inventory was $ 1,309,529, compared to $980,159 as of June 30, 2017.

Advances to Suppliers

We had advances to suppliers of $20,821,812 as of December 31, 2017 as compared to $24,023,062 as of June 30, 2017, representing a decrease of $3,201,250 or 13.3%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $22,783,659 as of December 31, 2017 as compared to $19,643,897 as of June 30, 2017, representing an increase of $3,139,762, or 16.0%. The increase was primarily due to the increase of accounts payable for VIEs. They have accounts payable of $20,454,287 as of December 31, 2017 as compared to $18,355,921 as of June 30, 2017, representing an increase of $2,098,366, or 11.4%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $6,935,326 as of December 31, 2017 as compared to $7,046,570 as of June 30, 2017, representing a decrease of $111,244, or 1.6%. The decrease was mainly attributable to VIE’s $ 718,647 unearned revenue as of December 31, 2017, compared to $1,375,785 unearned revenue as of June 30, 2017, caused by the advance deposits made by clients. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of December 31, 2017.

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

As of December 31, 2017, we were organized into eleven main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2017, our accumulated other comprehensive income was $3.7 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. In 2016, China’s currency dropped by a cumulative 6.8% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of December 31, 2017 and June 30, 2017 was $6.3 million and $7.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the six months ended December 31, 2017. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately five months.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure.

(b)	Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: February 13, 2018	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: February 13, 2018	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX

No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not