Form 10-K/A
period 2017-06-30
China Green Agriculture, Inc.
filed 2018-03-16
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A is filed as an amendment to the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) by China Green Agriculture, Inc. (the "Company") on October 19, 2017. The purpose of this Amendment No. 1 is to revise certain disclosures pursuant to the comment letter received from the SEC in connection with our filing of the Form 10-K on February 16, 2018.

In this Amendment, the following changes were included:

●            We fixed clerical errors in Item 6. Selected Financial Data;

●            We fixed clerical errors in Note 9 of Notes to Consolidated Condensed Financial Statements; and

●            We reclassified cash outflow of acquisition payables from operating activities to investment activities and updated the statement of cashflow, Note 17 of Notes to Consolidated Condensed Financial Statements, and related disclosure in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations accordingly.

This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date of October 19, 2017 and does not modify or update in any other way disclosures made in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and other filings made with the Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 7, the financial statements and currently dated certifications of our Chief Executive Officer and Chief Financial Officer. Capitalized terms not otherwise defined have the meanings ascribed to them in the Form 10-K.

i

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

	As of June 30,
	2017	2016	2015	2014	2013

Revenue	$285,213,040	$268,785,020	$263,354,288	$233,402,088	$216,897,956
Cost of goods sold	201,440,955	175,755,689	159,398,386	142,203,315	137,514,102
Gross profit	83,772,085	93,029,331	103,955,902	91,198,773	79,383,854
Operating expenses	51,794,314	60,437,412	62,242,978	55,881,113	23,998,392
Income from operations	31,977,771	32,591,919	41,712,924	35,317,660	55,385,462
Non-operating income (expense)	(313,737)	(515,759)	(1,350,983)	(1,742,019)	(427,426)
Provision for income taxes	6,511,880	7,371,967	8,916,815	8,060,946	10,183,988
Net income	$25,152,154	$24,704,193	$31,445,126	$25,514,695	$44,774,048

Weighted average shares outstanding:
Basic	38,093,028	36,703,576	33,983,698	31,403,001	27,775,964
Diluted	38,093,028	36,703,576	33,983,698	31,403,001	27,775,964

Earnings (loss) per share:
Basic	$0.66	$0.67	$0.93	$0.81	$1.61
Diluted	$0.66	$0.67	$0.93	$0.81	$1.61

	As of June 30,
	2017	2016	2015	2014	2013

Total current assets	$370,954,462	$333,305,345	$304,184,346	$228,212,666	$227,164,937
Total assets	,455,681,630	416,506,638	429,582,618	393,110,210	348,728,342
Total current liabilities	49,718,116	39,350,537	56,633,144	61,070,418	51,875,050
Total liabilities	58,153,577	46,022,3065	56,633,144	61,070,418	51,875,050
Total stockholders' equity	$397,528,052	$370,484,332	$372,949,474	$332,039,792	$296,853,292

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2017	2016
Net cash provided by operating activities	$21,713,964	$34,358,655
Net cash provided by (used in) investing activities	(5,813,506)	689,545
Net cash provided by (used in) financing activities	3,393,065	(17,102,600)
Effect of exchange rate change on cash and cash equivalents	860,540	(8,031,678)
Net increase (decrease) in cash and cash equivalents	20,154,063	9,913,922
Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$123,050,548	$102,896,486

Operating Activities

Net cash provided by operating activities was $21,713,964 for the fiscal year ended June 30, 2017, a decrease of $12,644,691, or 36.8% from cash provided by operating activities of $34,358,665 for the fiscal year ended June 30, 2016. The decrease was mainly attributable to the decrease in depreciation and amortization during the year ended June 30, 2017 as compared to the same period in 2016.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2017 was $5,813,506, an increase of $6,503,051, or 943.1% from cash provided by investing activities of $689,545 for the fiscal year ended June 30, 2016. This increase was primarily due to cash paid in July and August 2016 for acquisitions made in June 2016.

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

Accounts Receivable

We had accounts receivable of $140,252,335 as of June 30, 2017, as compared to $116,573,490 as of June 30, 2016, an increase of $23,678,845 or 20.3%. As of June 30, 2017, Gufeng had accounts receivable of $59,002,630, an increase of $11,656,568, compared to $47,346,062 as of June 30, 2016. As of June 30, 2017, VIEs had accounts receivable of $30,687,859, an increase of $23,637,658 or 335.3%, compared to $7,050,201 as of June 30, 2016.

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

China Green Agriculture, Inc.

Date: March 16, 2018	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 16, 2018	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and
CEO (principal executive officer)

March 16, 2018	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

March 16, 2018	/s/ Ale Fan
Ale Fan, Director

March 16, 2018	/s/ Lianfu Liu
Lianfu Liu, Director

March 16, 2018	/s/ Daqing Zhu
Daqing Zhu, Director

March 16, 2018	/s/ Jinjun Lu
Jinjun Lu, Director

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

FINANCIAL STATEMENTS

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2015	35,905,198	35,905	123,360,384	25,030,688	198,814,259	25,708,238	372,949,474

Net income	0	0	0	0	24,704,193		24,704,193

Issuance of stock for consulting services	73,407	73	114,690	0	0	0	114,763

Stock based compensation	1,670,000	1,670	4,118,858	0	0	0	4,120,528

Transfer to statutory reserve	0	0	0	2,173,173	(2,173,173)	0	0

Other comprehensive income	0	0	0	0	0	(31,404,626)	(31,404,626)

BALANCE, JUNE 30, 2016	37,648,605	$37,648	$127,593,932	$27,203,861	$221,345,279	$(5,696,388)	$370,484,332

Net income	0	0	0	0	25,152,154		25,152,154

Issuance of stock for consulting services	32,660	33	41,179	0	0	0	41,212

Stock based compensation	870,000	870	1,280,539	0	0	0	1,281,409

Transfer to statutory reserve	0	0	0	1,758,441	(1,758,441)	0	0

Other comprehensive income	0	0	0	0	0	568,944	568,944

BALANCE, June 30, 2017	38,551,265	$38,551	$128,915,651	$28,962,302	$244,738,993	$(5,127,444)	$397,528,052

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016
Cash flows from operating activities
Net income	$25,152,154	$24,704,193
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	1,323,292	4,235,291
Depreciation and amortization	17,408,120	40,311,189
Gain (Loss) on disposal of property, plant and equipment	108,309	1,368
Amortization of debt discount	228,292
Change in fair value of derivative liability	29,457
Changes in operating assets
Accounts receivable	(22,327,119)	(48,730,250)
Amount due from related parties	(910,622)	(481,886)
Other current assets	(2,791,737)	(88,636)
Inventories	10,031,596	13,933,090
Advances to suppliers	527,953	15,300,685
Other assets	(17,116,355)	64,449
Changes in operating liabilities
Accounts payable	13,362,022	(945,055)
Customer deposits	279,605	(15,242,740)
Tax payables	(1,374,636)	(55,805)
Accrued expenses and other payables	(2,467,431)	1,352,762
Interest payable	251,064	0
Net cash provided by operating activities	21,713,964	34,358,655

Cash flows from investing activities
Purchase of plant, property, and equipment	(42,283)	(19,192)
Cash paid for acquisition, net	(5,560,350)	708,737
Change in construction in process	(210,873)	0
Net cash used in investing activities	(5,813,506)	689,545

Cash flows from financing activities
Proceeds from loans	5,948,021	3,110,000
Repayment of loans	(3,154,956)	(20,712,600)
Advance from related party	600,000	500,000
Net cash provided by financing activities	3,393,065	(17,102,600)

Effect of exchange rate change on cash and cash equivalents	860,540	(8,031,678)
Net increase in cash and cash equivalents	20,154,063	9,913,922

Cash and cash equivalents, beginning balance	102,896,486	92,982,564
Cash and cash equivalents, ending balance	$123,050,548	$102,896,486

Supplement disclosure of cash flow information
Interest expense paid	$289,869	$995,959
Income taxes paid	$6,899,600	$7,217,789

Supplement non-cash activities
Convertible note issued for acquisitions	$1,503,277	$6,671,769
Derivative liability issued for acquisitions	$20,626	$144,818
Nonmonetary sales and purchases	$58,205,497	$-

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

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2017, and 2016, the Company had accounts receivable of $149,709,758 and $117,936,342, net of allowance for doubtful accounts of $9,457,423 and $1,362,852, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2017	2016
Payroll payable	$103,412	$58,704
Welfare payable	154,239	154,510
Accrued expenses	4,863,988	4,450,306
Acquisitions payable	-	5,568,500
Other payables	3,887,676	6,037,764
Other levy payable	125,998	126,219
Total	$9,135,312	$16,396,003

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

The Company entered into these VIE Agreements as a way for the Company to have more control over the distribution of its products. The transactions are accounted for as business combinations in accordance with ASC 805. A summary of the purchase price allocations at fair value is below:

For acquisitions made on June 30, 2016:

Cash	$708,737
Accounts receivable	6,422,850
Advances to suppliers	1,803,180
Prepaid expenses and other current assets	807,645
Inventories	7,787,043
Machinery and equipment	140,868
Intangible assets	270,900
Other assets	3,404,741
Goodwill	3,158,179
Accounts payable	(3,962,670)
Customer deposits	(3,486,150)
Accrued expenses and other payables	(4,653,324)
Taxes payable	(16,912)
Purchase price	$12,385,087

A summary of the purchase consideration paid is below:

Cash	$5,568,500
Convertible notes	6,671,769
Derivative liability	144,818
$12,385,087

The cash component of the purchase price for these acquisitions made on June 30, 2016 was paid in July and August 2016.

For acquisitions made on January 1, 2017:

Working Capital	$941,192
Machinery and equipment	222,875
Intangible assets	1440
Goodwill	684,400
Customer Relationship	522,028
Non-compete Agreement	392,852
Purchase price	$2,764,787

A summary of the purchase consideration paid is below:

Cash	$1,201,888
Assumed liability	3,549
Convertible notes	1,538,244
Derivative liability	21,106
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

