Form 10-Q/A
period 2017-12-31
China Green Agriculture, Inc.
filed 2018-03-16
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is filed as an amendment to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed by China Green Agriculture, Inc. (the "Company") on February 13, 2018. The purpose of this Amendment No. 1 is to revise certain disclosures pursuant to the comment letter received from the SEC in connection with our filing of the Form 10-Q on February 16, 2018.

In this Amendment, the following changes were included:

●   The disclosure of recent accounting pronouncements in Note 2 of Notes to Consolidated Condensed Financial Statements under Item 1 that ASU 2016-10, 2016-11, 2016-12 will be effective for us beginning July 1, 2018; and

●   The disclosure of changes in inventories at the discussion of Liquidity and Capital Resources under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q/A has not been updated or modified in any other way and speaks only as of the date of the original filing, February 13, 2018, unless otherwise noticed. Accordingly, this Form 10-Q/A should be read in conjunction with the original filing and all filings made with the SEC subsequent to the date of the original filing.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Signatures		20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning July 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-06 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”), which clarifies revenue and expense recognition for freight costs, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning July 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, which will be our interim period beginning July 1, 2018. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Inventories

We had inventories of $105,613,585 as of December 31, 2017, as compared to $78,013,891 as of June 30, 2017, an increase of $27,599,694, or 35.4%. The increase was primarily attributable to changes in Gufeng’s inventory. As of December 31, 2017, Gufeng’s inventory was $ 82,031,649, representing an increase of $26,312,857, as compared to $55,718,792 as of June 30, 2017.

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

CHINA GREEN AGRICULTURE, INC.

Date: March 16, 2018	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: March 16, 2018	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX

No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

