Form 10-K/A
period 2017-06-30
China Green Agriculture, Inc.
filed 2018-04-13
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K/A is filed as an amendment to the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) by China Green Agriculture, Inc. (the "Company") on October 19, 2017. The purpose of this Amendment No. 2 is to revise certain disclosures pursuant to the comment letter received from the SEC in connection with our filing of the Form 10-K/A on March 16, 2018.

In this Amendment, the following changes were included:

●	We marked the 2017 column in the statement of cash flows as “Restated.”, and added note 20, restatement of financial statements

●	The Company's independent registered public accounting firm had performed necessary procedures as a result of the restatement and the audit report was updated;

●	As we reclassified certain cash outflows from operating activities to investing activities, we conclude that the Disclosure Controls and Procedures were not effective as of June 30, 2017 and Internal Controls over Financial Reporting were not effective as of June 30, 2017. We revised the conclusion in Item 9a.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 8, Item 9, Item 9a, Item 9b, the financial statements, and the currently dated certifications of our Chief Executive Officer and Chief Financial Officer. Capitalized terms not otherwise defined have the meanings ascribed to them in the Form 10-K.

i

PART II

Item 8.	Financial Statements and Supplementary Data

Balance sheets, as of June 30, 2017 and 2016, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2017 and 2016, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of this report.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9a.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), at the conclusion of the fiscal year ended June 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In March 2018, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the additional evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended due to the material weakness in our internal control over financial reporting discussed below.

(b)	Management Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled "Internal Control-Integrated Framework." The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Our management has implemented and tested our internal control over financial reporting based on these criteria and noted the existence of a material weakness as of June 30, 2017. Such material weakness in internal control over our financial reporting was primarily related to our ability to properly record and classify payments we made in acquisitions. Our inability to properly record and classify such acquisition payments may result in inadequate or deficient financial reporting. Our management has considered it as material weakness and determined that as of June 30, 2017, the internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

In an effort to remedy the material weakness in the future, we have commenced to do the following:

●	Develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

●	Design and implement a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.

●	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.

We are not required to have our internal control over financial reporting as of June 30, 2017 audited by our auditors because we are a smaller reporting company.

(c)	Changes in Internal Control over Financial Reporting

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

China Green Agriculture, Inc.

Date: April 13, 2018	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 13, 2018	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and
CEO (principal executive officer)

April 13, 2018	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

April 13, 2018	/s/ Ale Fan
Ale Fan, Director

April 13, 2018	/s/ Lianfu Liu
Lianfu Liu, Director

April 13, 2018	/s/ Daqing Zhu
Daqing Zhu, Director

April 13, 2018	/s/ Jinjun Lu
Jinjun Lu, Director

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K/A

For the Year Ended June 30, 2017

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Form Convertible Note issued by Shaanxi Techteam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8- K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18	Form Entrust Management Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.19	Form Exclusive Option Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.20	Form Exclusive Product Supply Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.21	Form Non-Competition Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.22	Form Pledge of Equity Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.23	Form Shareholder’s Voting Proxy Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.24	Form Strategic Acquisition Contract (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 19, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

As discussed in note 20, the Company restated its financial statements for the year ended June 30, 2017

/s/ KSP Group, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

April 13, 2018

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
	Restated
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

NOTE 20 – RESTATEMENT OF FINANCIAL STATEMENTS

On April 13, 2018, the management of China Green Agriculture, Inc. (the “Company”) concluded, after consultation with our independent registered public accounting firm, the previous issued financial statements contained in the Company’s annual Report on Form 10K for the year ended June 30, 2017 should not be relied upon due primarily to the computation errors in the connection with the allocation of cash payment for VIE acquisitions. The company made two rounds of acquisitions in June 2016 and January 2017 respectively. For the acquisitions made in June 2016, the purchase consideration included RMB 37,000,000 in cash, which was originally recorded as $5.6 million acquisition payable in “Accrued Expenses and Other Payables” as of June 30, 2016. After paying it off this acquisition payable in fiscal year 2017, the Company recorded its payment of $5.4 million (using average exchange rate) in the “Cash Flows from Operating Activities” section in the Consolidated Statements of Cash Flows, which includes “Accrued Expenses and Other Payables”. As these cash outflows were related to the payment for business combinations, the payment should be included in the investing activities section of the statement of cash flow in the amended Form 10-K.

For the acquisitions made in January 2017, the purchase consideration included RMB 8,000,000 million in cash. The Company recorded a net payment in cash of $0.14 million in the “Cash Flows from Investing Activities” net of the effects from the RMB 7,100,000 cash acquired in the target companies’ working capital. The net payment $5.4 million for June 2016 acquisitions should be included in the investing activities section of the statement of cash flow in the amended Form 10-K.

