Form 10-Q/A
period 2017-12-31
China Green Agriculture, Inc.
filed 2018-04-13
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A is filed as an amendment to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed by China Green Agriculture, Inc. (the "Company") on February 13, 2018. The purpose of this Amendment No. 2 is to revise certain disclosures pursuant to the comment letter received from the SEC in connection with our filing of the Form 10-Q/A on March 16, 2018.

In this Amendment, the following changes were made:

● The disclosure of recent accounting pronouncements in Note 2 of Notes to Consolidated Condensed Financial Statements was included in the whole financial statements under Item 1 that ASU 2016-10, 2016-11, 2016-12 will be effective for us beginning July 1, 2018.

● We had reevaluated the effectiveness of the design and operation of our disclosure controls and procedures. We concluded that the Disclosure Controls and Procedures were not effective as of December 31, 2017 and Internal Controls over Financial Reporting were not effective as of June 30, 2017. We revised the conclusion in Item 4.

This Form 10-Q/A has not been updated or modified in any other way and speaks only as of the date of the original filing, February 13, 2018, unless otherwise noticed. Accordingly, this Form 10-Q/A should be read in conjunction with the original filing and all filings made with the SEC subsequent to the date of the original filing.

i

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 4	Controls and Procedures	23
Signatures		24

ii

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

4

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

At the conclusion of the period ended December 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In March 2018, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the additional evaluation, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure, due to our ability to record and classify payments we made in acquisitions. Our inability to properly record and classify such acquisition payments may result in inadequate or deficient financial reporting.

Despite the material weakness reported above, our management believes that our unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented because we have retained a consultant who has U.S. GAAP experience to assist us in the preparation of our unaudited condensed consolidated financial statements.

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

CHINA GREEN AGRICULTURE, INC.

Date: April 13, 2018	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: April 13, 2018	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX

No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

