Form 10-Q
period 2018-03-31
China Green Agriculture, Inc.
filed 2018-05-15
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,896,945 shares of common stock, $.001 par value, as of May 8, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	June 30, 2017

ASSETS
Current Assets
Cash and cash equivalents	$153,639,728	$123,050,548
Accounts receivable, net	159,291,526	140,252,335
Inventories	80,715,004	78,013,891
Prepaid expenses and other current assets	3,730,085	4,201,782
Amount due from related parties	556,286	1,412,844
Advances to suppliers, net	19,059,434	24,023,062
Total Current Assets	416,992,063	370,954,462

Plant, Property and Equipment, Net	33,637,684	34,191,332
Deferred Asset, Net	-	864,070
Other Assets	310,350	279,031
Other Non-current Assets	17,291,085	17,829,621
Intangible Assets, Net	21,874,916	22,911,876
Goodwill	8,604,536	8,651,238
Total Assets	$498,710,633	$455,681,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$22,099,127	$19,643,897
Customer deposits	4,781,397	7,046,570
Accrued expenses and other payables	11,552,171	9,135,312
Amount due to related parties	3,329,975	3,071,102
Taxes payable	4,229,175	2,690,407
Short term loans	1,750,100	7,678,111
Interest payable	411,671	256,904
Derivative liability	115,017	195,812
Total Current Liabilities	48,268,633	49,718,116

Long-term Liabilities
Long-term loan	-	3,549
Convertible notes payable	7,655,604	8,431,912
Total Liabilities	$55,924,237	$58,153,577

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 38,551,265 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	38,551	38,551
Additional paid-in capital	128,915,651	128,915,651
Statutory reserve	30,517,020	28,962,302
Retained earnings	263,732,243	244,738,993
Accumulated other comprehensive income	19,582,931	(5,127,444)
Total Stockholders' Equity	442,786,396	397,528,052

Total Liabilities and Stockholders' Equity	$498,710,633	$455,681,629

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Sales
Jinong	$27,490,333	$26,316,821	$80,475,373	$84,570,215
Gufeng	38,932,597	30,858,499	81,602,384	67,734,572
Yuxing	3,041,891	2,781,003	6,788,282	6,590,728
VIEs - others	13,086,062	21,349,305	40,416,989	43,039,748
Net sales	82,550,883	81,305,628	209,283,028	201,935,263
Cost of goods sold
Jinong	13,526,095	12,143,167	39,904,678	37,744,757
Gufeng	34,114,896	26,319,435	71,261,349	57,843,171
Yuxing	2,517,989	2,230,319	5,446,780	5,209,973
VIEs - others	11,231,992	19,260,074	33,893,743	37,173,460
Cost of goods sold	61,390,972	59,952,995	150,506,550	137,971,361
Gross profit	21,159,911	21,352,633	58,776,478	63,963,902
Operating expenses
Selling expenses	3,553,306	6,130,825	16,414,318	15,108,275
Selling expenses - amortization of deferred asset	-	1,556,031		11,140,251
General and administrative expenses	7,980,606	3,971,890	15,890,586	11,837,282
Total operating expenses	11,533,912	11,658,746	32,304,904	38,085,808
Income from operations	9,625,999	9,693,887	26,471,574	25,878,094
Other income (expense)
Other income (expense)	(145,311)	330,538	(438,114)	175,366
Discontinued VIE operation - Zhenbai	-	-	(322,214)	-
Interest income	138,009	79,280	356,172	232,396
Interest expense	(178,478)	(232,639)	(452,640)	(464,430)
Total other income (expense)	(185,780)	177,179	(856,826)	(56,668)
Income before income taxes	9,440,220	9,871,066	25,614,747	25,821,426
Provision for income taxes	1,813,187	1,679,391	5,066,780	4,772,160
Net income	7,627,033	8,191,675	20,547,967	21,049,266
Other comprehensive income (loss)
Foreign currency translation gain (loss)	16,213,419	(2,801,325)	24,710,375	(19,248,388)
Comprehensive income (loss)	$23,840,452	$5,390,350	$45,258,342	$1,800,878

Basic weighted average shares outstanding	38,551,265	38,532,033	38,551,265	37,941,957
Basic net earnings per share	$0.20	$0.21	$0.53	$0.55
Diluted weighted average shares outstanding	38,896,945	38,532,033	38,896,945	37,941,957
Diluted net earnings per share	0.19	0.21	0.53	0.55

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$20,547,967	$21,049,266
Adjustments to reconcile net income to net cash provided by operating activities
Issuance of common stock and stock options for compensation	-	1,303,645
Depreciation and amortization	4,758,838	14,921,548
Gain (Loss) on disposal of property, plant and equipment	24,756	115,933
Gain (Loss) on disengagement of sales VIE	322,214
Amortization of debt discount	490,280	231,998
Change in fair value of derivative liability	(67,798)	(88,106)
Allowance for bad debt	7,630,782	5,624,394
Changes in operating assets
Accounts receivable	(19,035,727)	(47,292,468)
Amount due from related parties	902,528	-
Other current assets	1,149,289	(509,573)
Inventories	1,690,482	39,403,840
Advances to suppliers	6,127,171	(2,675,330)
Other assets	1,527,225	(9,753,250)
Changes in operating liabilities
Accounts payable	1,256,821	6,094,687
Customer deposits	(2,549,836)	(2,181,648)
Tax payables	1,325,136	(8,461,337)
Accrued expenses and other payables	2,118,084	4,860,128
Interest payable	216,553	301,355
Net cash provided by operating activities	28,434,766	22,945,082

Cash flows from investing activities
Purchase of plant, property, and equipment	(33,207)	(30,756)
Cash paid for acquisition, net	(8,219)	(5,569,348)
Change in construction in process	(14,265)	(204,660)
Net cash used in investing activities	(55,691)	(5,804,764)

Cash flows from financing activities
Proceeds from loans	-	5,890,757
Repayment of loans	(6,130,802)	(4,562,642)
Advance from related party	195,013	600,000
Net cash provided by financing activities	(5,935,789)	1,928,115

Effect of exchange rate change on cash and cash equivalents	8,145,894	(3,704,924)
Net increase in cash and cash equivalents	30,589,179	15,363,509

Cash and cash equivalents, beginning balance	123,050,548	102,896,486
Cash and cash equivalents, ending balance	$153,639,728	$118,259,995

Supplement disclosure of cash flow information
Interest expense paid	$311,667	$464,430
Income taxes paid	$3,741,644	$6,071,366

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

4

The Company’s corporate structure as of March 31, 2018 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the People’s Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2018 and June 30, 2017 were $153,639,728 and $123,050,548, respectively. The Company had $153,634,080 and $122,907,629 in cash in banks in China, and also had $5,648 and $142,919 in cash in two banks in the United States as of March 31, 2018 and June 30, 2017, respectively. Cash overdrafts as of a balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of March 31, 2018, and June 30, 2017, the Company had accounts receivable of $178,750,045 and $149,709,758, net of allowance for doubtful accounts of $19,458,519 and $9,457,423, respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years, which is the term as stated in the cooperation agreement, as long as the distributors are actively selling the Company’s products. For the nine months ended March 31, 2018 and 2017, the Company amortized $0 and $13,735,614, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately.

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

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of March 31, 2018, and June 30, 2017, the Company had customer deposits of $4,781,397 and $7,046,570, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended March 31,
	2018	2017
Net Income for Basic Earnings Per Share	$7,627,033	$8,191,675
Basic Weighted Average Number of Shares	38,551,265	38,532,033
Net Income Per Share – Basic	$0.20	$0.21
Net Income for Diluted Earnings Per Share	$7,627,033	$8,191,675
Diluted Weighted Average Number of Shares	38,896,945	38,532,033
Net Income Per Share – Diluted	$0.19	$0.21

	Nine Months Ended March 31,
	2018	2017
Net Income for Basic Earnings Per Share	$20,547,967	$21,049,266
Basic Weighted Average Number of Shares	38,551,265	37,941,957
Net Income Per Share – Basic	$0.53	$0.55
Net Income for Diluted Earnings Per Share	$20,547,967	$21,049,266
Diluted Weighted Average Number of Shares	38,896,945	37,941,957
Net Income Per Share – Diluted	$0.53	$0.55

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016 and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently assessing the materiality of the impact to our consolidated financial statements and has not yet selected a transition approach.

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

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”(“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which is currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective July 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share-based payment awards, ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2018	2017
Raw materials	$21,496,578	$39,397,711
Supplies and packing materials	$647,038	$540,151
Work in progress	$434,576	$421,496
Finished goods	$58,136,811	$37,655,533
Total	$80,715,004	$78,013,891

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2018	2017
Building and improvements	$42,482,222	$40,113,868
Auto	3,732,403	3,473,352
Machinery and equipment	19,766,512	18,760,880
Agriculture assets	809,754	764,660
Total property, plant and equipment	66,790,890	63,111,079
Less: accumulated depreciation	(33,153,206)	(28,919,747)
Total	$33,637,684	$34,191,332

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2018	2017
Land use rights, net	$10,522,033	$10,121,591
Customer relationships, net	4,125,906	5,578,641
Non-compete agreement	746,890	1,092,584
Trademarks	6,480,087	6,119,059
Total	$21,874,916	$22,911,876

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,643,717). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB 1,045,950 (or $166,411). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7, 285,099 (or $1,159,059). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2018	2017
Land use rights	$12,969,187	$12,246,630
Less: accumulated amortization	(2,447,154)	(2,125,039)
Total land use rights, net	$10,522,033	$10,121,591

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB5, 875,068 (or $934,723) and is being amortized over the patent period of 10 years using the straight line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9, 200,000 (or $1,463,720) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	March 31,	June 30,
	2018	2017
Technology know-how	$2,398,443	$2,264,818
Less: accumulated amortization	(2,398,443)	(2,264,818)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $10,341,500) and is amortized over the remaining useful life of ten years. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB14,729,602 (or $2,343,480) and is amortized over the remaining useful life of seven to ten years.

	March 31,	June 30,
	2018	2017
Customer relationships	$12,684,980	$12,757,628
Less: accumulated amortization	(8,559,073)	(7,178,987)
Total customer relationships, net	$4,125,907	$5,578,641

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $210,012) and is amortized over the remaining useful life of five years using the straight line method.  On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,843,439 (or $1,088,792) and is amortized over the remaining useful life of five years using the straight line method.

	March 31,	June 30,
	2018	2017
Non-compete agreement	$1,298,804	$1,515,218
Less: accumulated amortization	(551,914)	(422,634)
Total non-compete agreement, net	$746,890	$1,092,584

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $6,475,370) and is subject to an annual impairment test. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired trademarks was estimated to be RMB29,648 (or $4,717) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ending March 31, are as follows:

Twelve Months Ending March 31,	Expense ($)
2018	2,006,039
2019	1,985,475
2020	1,164,812
2021	722,045
2022	610,712

NOTE 6 - OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of March 31, 2018, the balance of other non-current assets was $17,291,085, consisting of the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2018 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1.6 million as expenses for the nine months ended March 31, 2018.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended March 31 and thereafter are as follows:

Twelve months ending March 31,
2019	$2,135,918
2020	$2,135,918
2021	$2,135,918
2022	$2,135,918
2023 and thereafter	$10,883,332

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2018	2017
Payroll payable	$42,895	$103,412
Welfare payable	163,339	154,239
Accrued expenses	5,506,284	4,863,988
Other payables	5,706,222	3,887,676
Other levy payable	133,431	125,998
Total	$11,552,171	$9,135,313

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

As of March 31, 2018, and June 30, 2017, the amount due to related parties was $3,329,975 and $3,071,102, respectively.  As of March 31, 2018, and June 30, 2017, $1,113,700 and $1,051,652, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Tao Li, Chairman and CEO of the Company, serves as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of RMB24,480 (approximately $3,740).

NOTE 9 – LOAN PAYABLES

As of March 31, 2018, the short-term loan payables consisted of two loans which mature on dates ranging from June 9, 2018 through July 30, 2018 with interest rates ranging from 5.22% to 5.50%. Loans No. 1 and 2 below are collateralized by Tianjuyuan’s land use right and building ownership right. Loan No. 2 is guaranteed with parent company’s credit for Jinong.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2018
1	Bank of Beijing-Pinggu Branch	June 9, 2017-June 8, 2018	5.22%	1,591,000
2	Beijing Agriculture Investment -small loan	August 1, 2017-July 30, 2018	5.50%	159,100
	Total			$1,750,100

The interest expense from short-term loans was $452,640 and $464,430 for the nine months ended March 31, 2018 and 2017, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the sales VIE Companies, the Company subsidiary, Jinong, issued convertible notes payable to the shareholders of sales VIE Companies twice, in the aggregate notional amount of RMB 63,000,000 ($10,023,300) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Shenqiu, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	51,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stock Jinong issues in the future in terms of interest and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the maturity date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,909,200) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

The Company determined that the fair value of the convertible notes payable outstanding was RMB 48,118,192 (or $7,655,604) and RMB 56,124,446 ($8,431,912) as of March 31, 2018 and June 30, 2017, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of March 31, 2018, the accumulated amortization of this discount into accretion expenses was $859,681.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the nine months ended March 31, 2018 and 2017 of $2,689,188 and $2,814,503, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $1,899,873 and $1,428,284 for the nine months ended March 31, 2018 and 2017, respectively.

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	March 31,	June 30,
	2018	2017
VAT provision	$(539,917)	$(575,872)
Income tax payable	3,962,830	2,229,735
Other levies	806,262	1,036,544
Total	$4,229,175	$2,690,407

The provision for income taxes consists of the following:

	March 31, 2017	June 30, 2016
Current tax - foreign	$5,066,780	$7,371,967
Deferred tax	-	-
	$5,066,780	$7,371,967

Tax Rate Reconciliation

Our effective tax rates were approximately 19.8% and 20.1% for the nine months ended March 31, 2018 and 2017, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the nine months ended March 31, 2018 and 2017 for the following reasons:

March 31, 2018
	China		United States
	15% - 25%		34%			Total

Pretax income (loss)	$26,650,476	-	(1,035,728)		-	$25,614,748

Expected income tax expense (benefit)	6,662,619	25.0%	(352,147)		34.0%	6,310,472
High-tech income benefits on Jinong	(2,689,188)	(10)%			-	(2,689,188)
Losses from subsidiaries in which no benefit is recognized	(1,093,349)	4%			-	(1,093,349)
Change in valuation allowance on deferred tax asset from US tax benefit	0	-	352,147	352,147	(34.0)%	352,147
Actual tax expense	$5,066,780	19%	$-		-%	$5,066,780	19.8%

March 31, 2017

	China		United States
	15% - 25%		34%			Total

Pretax income (loss)	$25,831,101	-	(2,067,988)		-	$23,763,113

Expected income tax expense (benefit)	6,457,775	25.0%	(703,116)		34.0%	5,754,659
High-tech income benefits on Jinong	(1,653,707)	(6)%			-	(1,653,707)
Losses from subsidiaries in which no benefit is recognized	(31,908)	(0.1)%			-	(31,908)
Change in valuation allowance on deferred tax asset from US tax benefit	0	-	703,116	703,116	(34.0)%	703,116
Actual tax expense	$4,772,160	18%	$-		-%	$4,772,160	20.1%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On December 30, 2016, the Company granted an aggregate of 870,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants vest immediately. The value of the restricted stock awards was $1,044,000 and is based on the fair value of the Company’s common stock on the grant date.

There were no issuances of common stock during the three and nine months ended March 31, 2018.

On April 6, 2018, the Company issued an aggregate of 345,680 shares of common stock to satisfy its compensation liability of $421,730 due to a former employee. The shares were valued at the market price on the approval of the issuance.

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

As of March 31, 2018, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – CONCENTRATIONS

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

Vendor and Customer Concentration

None of our vendors accounted for more than 10% of the Company’s purchases of raw materials and supplies for the nine months ended March 31, 2018 and 2017.

None of our customers accounted for more than 10% of the Company’s sales for the nine months ended March 31, 2018 and 2017.

NOTE 14 – SEGMENT REPORTING

As of March 31, 2018, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues from unaffiliated customers:
Jinong	$27,490,333	$26,316,821	$80,475,373	$84,570,215
Gufeng	38,932,597	30,858,499	81,602,384	67,734,572
Yuxing	3,041,891	2,781,003	6,788,282	6,590,728
VIES	13,086,062	21,349,305	40,416,989	43,039,748
Consolidated	$82,550,883	$81,305,628	$209,283,028	$201,935,263

Operating income:
Jinong	$5,704,281	$5,960,846	$18,047,510	$18,080,850
Gufeng	3,210,959	2,457,008	7,866,697	5,448,907
Yuxing	(951,474)	244,978	(553,726)	732,788
VIES	2,067,194	1,242,773	2,146,824	3,683,537
Reconciling item (1)	0	0	0	0
Reconciling item (2)	(404,960)	(209,917)	(1,035,731)	(209,917)
Reconciling item (3)--stock compensation		(1,801)	0	(1,858,071)
Consolidated	$9,625,999	$9,693,887	$26,471,574	$25,878,094

Net income:
Jinong	$4,778,486	$4,852,889	$15,238,735	$15,048,662
Gufeng	2,310,042	2,160,630	5,526,873	4,145,555
Yuxing	(951,805)	245,239	(553,314)	732,828
VIES	1,892,425	1,144,635	1,693,616	3,190,209
Reconciling item (1)	0	-	4	-
Reconciling item (2)	(404,960)	(211,718)	(1,035,731)	(2,067,988)
Reconciling item (3)	2,844		(322,214)
Consolidated	$7,627,033	$8,191,675	$20,547,969	$21,049,266

Depreciation and Amortization:
Jinong	$226,678	$1,764,443	$1,502,805	$11,752,674
Gufeng	574,120	578,525	1,674,176	1,836,875
Yuxing	327,729	302,729	955,530	922,855
VIES	195,922	159,942	626,327	409,144
Consolidated	$1,324,449	$2,805,639	$4,758,838	$14,921,548

Interest expense:
Jinong	74,270	188,003	216,553	301,355
Gufeng	105,299	44,636	311,667	163,075
Yuxing	0	0	0	0
Sales VIEs	(97,559)	0	(172,048)	0
Consolidated	$82,010	$232,639	$356,172	$464,430

Capital Expenditure:
Jinong	$537	$1,186	$4,686	$2,979
Gufeng	(11,286)	2,300	2,878	7,299
Yuxing	350	-	5,122	6,226
VIES	20,520	14,252	20,520	14,252
Consolidated	$10,120	$17,738	$33,207	$30,756

	As of
	March 31,	June 30,
	2018	2017
Identifiable assets:
Jinong	$239,634,153	$213,355,900
Gufeng	170,849,066	156,648,924
Yuxing	42,118,634	40,965,345
Sales VIES	45,628,711	44,571,422
Reconciling item (1)	482,949	142,918
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$498,710,634	$455,681,630

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

On June 29, 2016, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of $3,895 (RMB24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $827 (RMB5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $471 (RMB2,958).

Accordingly, the Company recorded an aggregate of $14,751 and $42,626 as rent expenses for the nine months ended March 31, 2018 and 2017, respectively.

Lease expenses for the next five twelve month periods ending March 31, are as follows:

Twelve Months ending March 31,
2019	$5,647
2020	5,647
2021	5,647
2022	5,647
2023	5,647

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of March 31, 2018 and June 30, 2017:

	March 31,	June 30,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$1,174,732	$374,587
Accounts receivable, net	31,971,388	30,687,859
Inventories	23,387,611	21,314,940
Other current assets	1,166,727	2,195,156
Related party receivable	556,286	-
Advances to suppliers	1,728,629	2,380,812
Total Current Assets	59,985,373	56,953,354

Plant, Property and Equipment, Net	12,322,679	12,418,906
Other assets	238,813	225,508
Intangible Assets, Net	12,173,920	13,002,818
Goodwill	3,506,296	3,837,038
Total Assets	$88,227,081	$86,437,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$-	$166,311
Accounts payable	19,197,636	18,355,921
Customer deposits	471,786	1,375,785
Accrued expenses and other payables	3,873,176	3,833,868
Amount due to related parties	45,063,604	42,741,043
Total Current Liabilities	$68,606,202	$66,472,928
Long-term Loan	-	3,549
Total Liabilities	$68,606,202	$66,476,477

Stockholders’ equity	19,620,879	19,961,147

Total Liabilities and Stockholders’ Equity	88,227,081	$86,437,624

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Revenue	$16,127,953	$24,130,308	$47,205,271	$49,630,476
Expenses	13,749,981	22,740,434	39,340,523	45,707,439
Net income (loss)	$940,622	$1,389,874	$1,140,302	$3,923,037

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

For the discontinuation of Zhenbai made on November 30, 2017, the Company gave up the control of the following assets in Zhenbai:

Working Capital	$1,175,696
Intangible assets	893,780
Customer Relationship	682,604
Non-compete Agreement	211,176
Goodwill	536,819
Total Asset	$2,606,296

In return, the purchase consideration returned to the Company from Zhenbai’s shareholders is summarized below:

Cash	$459,900
Interest Payable	82,782
Convertible notes	1,719,336
Derivative liability	13,312
Total Payback	$2,275,330
Net Loss	(330,966)

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 90.3% and 78.9% of our total revenues for the nine months ended March 31, 2018 and 2017, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of March 31, 2018, we had developed and produced a total of 722 different fertilizer products in use, of which 138 were developed and produced by Jinong and 333 by Gufeng, and 251 by the VIE companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended March 31,		Change from 2017 to 2018
	2018	2017	Amount	%
	(metric tons)
Jinong	12,606	14.455	(1,849)	-12.8%
Gufeng	104,207	90,235	13,972	15.5%
	116,813	104,690	12,123	11.6%

	Three Months Ended March 31,
	2018	2017
	(revenue per ton)
Jinong	$2,302	$1,821
Gufeng	382	342

	Nine months Ended March 31,		Change from 2017 to 2018
	2017	2016	Amount	%
	(metric tons)
Jinong	40,297	39,740	557	1.4%
Gufeng	225,053	198,933	26,120	13.1%
	265,350	238,673	26,677	11.2%

	Nine months Ended March 31,
	2018	2017
	(revenue per ton)
Jinong	$2,205	$2,128
Gufeng	375	340

For the three months ended March 31, 2018, we sold approximately 116,813 metric tons of fertilizer products, as compared to 104,690 metric tons for the three months ended March 31, 2017. For the three months ended March 31, 2018, Jinong sold approximately 12,606 metric tons of fertilizer products, a decrease of 1,849 metric tons, or 12.8%, as compared to 14,455 metric tons for the three months ended March 31, 2017. For the three months ended March 31, 2018, Gufeng sold approximately 104,207 metric tons of fertilizer products, as compared to 90,235 metric tons for the three months ended March 31, 2017, an increase of 13,972 metric tons, or 15.5%.

For the nine months ended March 31, 2018, we sold approximately 265,350 metric tons of fertilizer products, as compared to 238,673 metric tons for the nine months ended March 31, 2017. For the nine months ended March 31, 2018, Jinong sold approximately 40,297 metric tons of fertilizer products, an increase of 557 metric tons, or 1.4%, as compared to 39,740 metric tons for the nine months ended March 31, 2017. For the nine months ended March 31, 2018, Gufeng sold approximately 225,053 metric tons of fertilizer products, an increase of 26,120 metric tons, or 13.1%, as compared to 198,933 metric tons for the nine months ended March 31, 2016.

Our sales of fertilizer products to customers in five provinces accounted for approximately 65.9% of our fertilizer revenue for the three months ended March 31, 2018. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (27.7%), Heilongjiang (11.7%), Liaoning (10.9%), Inner Mongolia (9.2%), and Shaanxi (6.4%).

As of March 31, 2018, we had a total of 1,952 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1139 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 2.7% of its fertilizer revenues for the three months ended March 31, 2018. Gufeng had 315 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 78.07% of its revenues for the three months ended March 31, 2018.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 80.7% of our agricultural products revenue for the three months ended March 31, 2018 were Shaanxi (67.6%), Sichuan (7.4%), and Gansu (5.7%).

Recent Developments

New products and distributors

During the three months ended March 31, 2018, Jinong launched two new fertilizer products. In addition, Jinong added 12 new distributors during this period. Gufeng did not launch any new fertilizer products but added one new distributor.

Strategic Acquisitions

On June 30, 2016 and January 1, 2017, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd. [2]	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 was RMB1=US$0.1508, according to the exchange rate published by Bank of China.
(2)	On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest has been forfeited.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(2)	The exchange rate between RMB and U.S. dollars on January 1, 2017 was RMB1=US$0.144, according to the exchange rate published by Bank of China.

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

Results of Operations

Three Months ended March 31, 2018 Compared to Three Months ended March 31, 2017.

	Three Months Ended March 31,
	2018	2017	Change ($)	Change (%)
Sales
Jinong	27,490,333	26,316,821	1,173,512	4.5%
Gufeng	38,932,597	30,858,499	8,074,098	26.2%
Yuxing	3,041,891	2,781,003	260,888	9.4%
VIEs-others	13,086,062	21,349,305	(8,263,243)	-38.7%
Net sales	82,550,883	81,305,628	1,245,255	1.5%
Cost of goods sold
Jinong	13,526,095	12,143,167	1,382,928	11.4%
Gufeng	34,114,896	26,319,435	7,795,461	29.6%
Yuxing	2,517,989	2,230,319	287,670	12.9%
VIEs	11,231,992	19,260,074	(8,028,082)	-41.7%
Cost of goods sold	61,390,972	59,952,995	1,437,977	2.4%
Gross profit	13,526,095	21,352,633	(192,722)	-0.9%
Operating expenses
Selling expenses	3,553,306	6,130,825	(2,577,519)	-42.0%
Selling expenses - amortization of deferred asset	0	1,556,031	(1,556,031)	-100.0%
General and administrative expenses	7,980,606	3,971,890	4,008,716	100.9%
Total operating expenses	11,533,912	11,658,746	(124,834)	-1.1%
Income from operations	9,625,999	9,693,887	(67,888)	-0.7%
Other income (expense)
Other income (expense)	(145,311)	(330,538)	(475,849)	-144.0%
Interest income	138,009	79,280	58,729	74.1%
Interest expense	(178,478)	(232,639)	54,161	-23.3%
Total other income (expense)	(185,780)	177,179	(362,959)	-204.9%
Income before income taxes	9,440,220	9,871,066	(430,846)	-4.4%
Provision for income taxes	1,813,187	1,679,391	133,796	8.0%
Net income	7,627,033	8,191,675	(564,642)	-6.9%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	16,213,419)	(2,801,325	19,014,744	-678.8%
Comprehensive income (loss)	23,840,452	5,390,350	18,450,102	342.3%

Basic weighted average shares outstanding	38,551,265	38,532,033	19,231	0.0%
Basic net earnings per share	0.20	0.21	-0.01	-6.9%
Diluted weighted average shares outstanding	38,896,945	38,532,033	364,912	0.9%
Diluted net earnings per share	0.19	0.21	-0.02	-9.2%

Net Sales

Total net sales for the three months ended March 31, 2018 were $82,550,883, an increase of $1,245,255, or 1.5%, from $81,305,628 for the three months ended March 31, 2017.This increase was largely due to the increase in Gufeng’s sales volume.

For the three months ended March 31, 2018, Jinong’s net sales increased by $1,173,512, or 4.5%, to $27,490,333 from $26,316,821 for the three months ended March 31, 2017. This increase was mainly attributable to Jinong’s higher selling prices.

For the three months ended March 31, 2018, Gufeng’s net sales were $38,932,597, an increase of $8,074,098 or 26.2% from $30,858,499 for the three months ended March 31, 2017. This increase was mainly attributable to Gufeng’s increase in both selling prices and sales volume during the three months ended March 31, 2018.

For the three months ended March 31, 2018, Yuxing’s net sales were $3,041,891, an increase of $260,888 or 9.4%, from $2,781,003 during the three months ended March 31, 2017. The increase was mainly attributable to the increase in market demand and the higher prices for Yuxing’s top-grade flowers.

For the three months ended March 31, 2018, VIEs’ net sales were $13,086,062, a decrease of $8,263,243 or 38.7%, from $21,349,305 for the three months ended March 31, 2017. The decrease was mainly attributable to the decrease in market demand during the three months ended March 31, 2018.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2018 was $61,390,972, an increase of $1,437,977, or 2.4%, from $59,952,995 for the three months ended March 31, 2017. The increase was mainly due to the increase in sales volumes for Gufeng and Yuxing.

Cost of goods sold by Jinong for the three months ended March 31, 2018 was $13,526,095, an increase of $1,382,928, or 11.4%, from $12,143,167 for the three months ended March 31, 2017. The increase cost of goods sold was primarily attributable to the increase in net sales during the three months ended March 31, 2018.

Cost of goods sold by Gufeng for the three months ended March 31, 2018 was $34,114,896, an increase of $7,795,461, or 29.6%, from $26,319,435 for the three months ended March 31, 2017. This increase was primarily attributable to the increase in net sales during the three months ended March 31, 2018.

For the three months ended March 31, 2018, cost of goods sold by Yuxing was $2,517,989, an increase of $287,670, or 12.9%, from $2,230,319 for the three months ended March 31, 2017. This increase was mainly due to the increase in Yuxing’s net sales during the three months ended March 31, 2018.

Cost of goods sold by VIEs for the three months ended March 31, 2018 was $11,231,992, a decrease of $8,028,082, or 41.7%, from $19,260,074 for the three months ended March 31, 2017. This decrease was primarily attributable to decreased sales volume during the three months ended March 31, 2018.

Gross Profit

Total gross profit for the three months ended March 31, 2018 decreased by $192,722 to $21,159,911, as compared to $21,352,633 for the three months ended March 31, 2017. Gross profit margin was 25.6% and 26.3% for the three months ended March 31, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the increasing in cost of raw material and packaging compared to the same period last year.

Gross profit generated by Jinong decreased by $209,416, or 1.5%, to $13,964,238 for the three months ended March 31, 2018 from $14,173,654 for the three months ended March 31, 2017. Gross profit margin from Jinong’s sales was approximately 50.8% and 53.9% for the three months ended March 31, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the higher packaging cost.

For the three months ended March 31, 2018, gross profit generated by Gufeng was $4,817,701, an increase of $278,637, or 6.1%, from $4,539,064, for the three months ended March 31, 2017. Gross profit margin from Gufeng’s sales was approximately 12.4% and 14.7% for the three months ended March 31, 2018 and 2017, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales, answering market demand.

For the three months ended March 31, 2018, gross profit generated by Yuxing was $523,902, a decrease of $26,782 or 4.9% from $550,684 for the three months ended March 31, 2017.  The gross profit margin was approximately 17.2% and 19.8% for the three months ended March 31, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the higher raw material costs during the three months ended March 31, 2018.

Gross profit generated by VIEs decreased by $235,161, or 11.3%, to $1,854,070 for the three months ended March 31, 2018 from $ 2,089,231 for the three months ended March 31, 2017. Gross profit margin from VIE’s sales was approximately 14.2% and 9.8% for the three months ended December 31, 2018 and 2017, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,553,306, or 4.3%, of net sales for the three months ended March 31, 2018, as compared to $6,130,825, or 7.5%, of net sales for the three months ended March 31, 2017, a decrease of $2,577,519, or 42.0%. The selling expenses of Jinong for the three months ended March 31, 2018 were $3,162,789, or 11.5%, of Jinong’s net sales, as compared to selling expenses of $16,894,249, or 64.2%, of Jinong’s net sales for the three months ended March 31, 2017. The selling expenses of Yuxing were $12,691, or 0.4%, of Yuxing’s net sales for the three months ended March 31, 2018, as compared to $10,690, or 0.4%, of Yuxing’s net sales for the three months ended March 31, 2017. The selling expenses of Gufeng were $94,665, or 0.2%, of Gufeng’s net sales for the three months ended March 31, 2018, as compared to $80,781, or 0.3%, of Gufeng’s net sales for the three months ended March 31, 2017. The selling expenses of VIEs were $283,161, or 2.2%, of VIEs’ net sales for the three months ended March 31, 2018, as compared to $912,957, or 1.8%, of VIEs’ net sales for the three months ended March 31, 2017.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the three months ended March 31, 2018, as compared to $1,556,031 or 1.9%, of net sales for the three months ended March 31, 2017, a decrease of $1,556,031, or 100%. This decrease was due to the fact that all of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $7,980,606, or 9.7%, of net sales for the three months ended March 31, 2018, as compared to $3,971,890, or 4.9%, of net sales for the three months ended March 31, 2017, an increase of $4,008,716, or 100.9%. The increase in general and administrative expenses was mainly due to Jinong, which had $5,097,168 of general and administrative expenses during the three months ended March 31, 2018.

Total Other Income

Total other income consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the three months ended March 31, 2018 was $185,780 as compared to total other income of $177,179 for the three months ended March 31, 2017, a decrease of $362,959, or 204.9%. The increase in total other expense mainly resulted from the increase for bank charges and accretion expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $860,801 for the three months ended March 31, 2018, as compared to $935,038 for the three months ended March 31, 2017, a decrease of $74,237, or 7.9%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $764,051 for the three months ended March 31, 2018, as compared to $615,713 for the three months ended March 31, 2017, an increase of $ 148,338, or 24.1%.

Yuxing had no income tax for the three months ended March 31, 2018 as a result of being exempted from paying income tax due to the fact its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended March 31, 2018 was $7,627,033, a decrease of $564,642, or 6.9%, compared to $8,191,675 for the three months ended March 31, 2017. Net income as a percentage of total net sales was approximately 9.2% and 10.1% for the three months ended March 31, 2018 and 2017, respectively.

Nine months ended March 31, 2018 Compared to Nine months ended March 31, 2017.

	Nine Months Ended March 31,
	2018	2017	Change$	Change%
Sales
Jinong	$80,475,373	84,570,215	(4,094,842)	-4.8%
Gufeng	81,602,384	67,734,572	13,867,812	20.5%
Yuxing	6,788,282	6,590,728	197,554	3.0%
VIEs	40,416,989	43,039,748	(2,622,759)	-6.1%
Net sales	209,283,028	201,935,263	7,347,765	3.6%
Cost of goods sold
Jinong	39,904,678	37,744,757	2,159,921	5.7%
Gufeng	71,261,349	57,843,171	13,418,178	23.2%
Yuxing	5,446,780	5,209,973	236,807	4.5%
VIEs	33,893,743	37,173,460	(3,279,717)	-8.8%
Cost of goods sold	150,506,550	137,971,361	12,535,189	9.1%
Gross profit	58,776,478	63,963,902	(5,187,424)	-8.1%
Operating expenses
Selling expenses	16,414,318	15,108,275	1,306,043	8.6%
Selling expenses - amortization of deferred asset		11,140,251	(11,140,251)	-100.0%
General and administrative expenses	15,890,586	11,837,282	4,053,304	34.2%
Total operating expenses	32,304,904	38,085,808	(5,780,904)	-15.2%
Income from operations	26,471,574	25,878,094	593,480	2.3%
Other income (expense)
Other income (expense)	(438,144)	175,366	(613,510)	-349.8%
Discontinued VIE operation - Zhenbai	(322,214)	0	(322,214)
Interest income	356,172	232,396	123,776	53.3%
Interest expense	(452,640)	(464,430)	11,790	-2.5%
Total other income (expense)	(856,826)	(56,668)	(800,158)	1412.0%
Income before income taxes	25,614,747	25,821,426	(206,679)	-0.8%
Provision for income taxes	5,066,780	4,772,160	294,620	6.2%
Net income	20,547,967	21,049,266	(501,299)	-2.4%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	24,710,375	(19,248,388)	43,958,763	-228.4%
Comprehensive income (loss)	$45,258,342	1,800,878	43,457,464	2413.1%

Basic weighted average shares outstanding	38,551,265	37,941,957	609,308	1.6%
Basic net earnings per share	$0.53	0.55	(0.02)	-3.9%
Diluted weighted average shares outstanding	38,896,945	37,941,957	954,988	2.5%
Diluted net earnings per share	0.53	0.55	(0.02)	-4.8%

Net Sales

Total net sales for the nine months ended March 31, 2018 were $209,283,028, an increase of $7,347,765, or 3.6%, from $201,935,263 for the nine months ended March 31, 2017.This increase was largely due to the increase of Gufeng’s net sales for the nine months ended March 31, 2018.

For the nine months ended March 31, 2018, Jinong’s net sales decreased by $4,094,842, or 4.8%, to $80,475,373 from $84,570,215 for the nine months ended March 31, 2017. This decrease was mainly attributable to the decrease in Jinong’s sales volume, which was a result of Jinong’s implementation of its sales strategy that rebalanced the production of fertilizer types during the nine months ended March 31, 2018.

For the nine months ended March 31, 2018, Gufeng’s net sales were $81,602,384, an increase of $13,867,812, or 20.5%, from $67,734,572 for the nine months ended March 31, 2017. This increase was mainly attributable to Gufeng’s higher selling prices and volumes to answer market demand during the nine months ended March 31, 2018.

For the nine months ended March 31, 2018, Yuxing’s net sales were $6,788,282, a slight increase of $197,554, or 3.0%, from $6,590,728 during the nine months ended March 31, 2017.

For the nine months ended March 31, 2018, VIEs’ net sales were $ 40,416,989, an increase of $ 2,622,759 or 6.1% from $ 43,039,748 for the nine months ended March 31, 2017. This decrease was mainly attributable to the decrease in VIEs’ sales volume, which was result of the decrease in market demand during the nine months ended March 31, 2018.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2018 was $150,506,550, an increase of $12,535,189, or 9.1%, from $137,971,361 for the nine months ended March 31, 2017. This increase was mainly due to the increase in Gufeng’s next sales.

Cost of goods sold by Jinong for the nine months ended March 31, 2018 was $39,904,678, an increase of $2,159,921, or 5.7%, from $37,744,757 for the nine months ended March 31, 2017. The increase was primarily attributable to its higher raw material and packing cost during the nine months ended March 31, 2018.

Cost of goods sold by Gufeng for the nine months ended March 31, 2018 was $71,261,349, an increase of $13,418,178, or 23.2%, from $57,843,171 for the nine months ended March 31, 2017. This increase was primarily attributable to the more products sold during the nine months ended March 31, 2018.

For the nine months ended March 31, 2018, cost of goods sold by Yuxing was $5,446,780, an increase of $236,807, or 4.5%, from $5,209,973 for the nine months ended March 31, 2017. This increase was mainly due to the increase in Yuxing’s net sales and the higher labor costs.

Cost of goods sold by VIEs for the nine months ended March 31, 2018 was $33,893,743 a decrease of $3,279,717, or 8.8%, from $ 37,173,460 for the nine months ended March 31, 2017. This decrease was primarily attributable to the decrease in net sales during the nine months ended March 31, 2018.

Gross Profit

Total gross profit for the nine months ended March 31, 2018 decreased by $5,187,424 to $58,776,478, as compared to $63,963,902 for the nine months ended March 31, 2017. Gross profit margin was 28.1% and 31.7% for the nine months ended March 31, 2018 and 2017, respectively.

Gross profit generated by Jinong decreased by $6,254,763, or 13.4%, to $40,570,695 for the nine months ended March 31, 2018 from $46,825,458 for the nine months ended March 31, 2017. Gross profit margin from Jinong’s sales was approximately 50.4% and 55.4% for the nine months ended March 31, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to higher raw material cost and higher packaging cost.

For the nine months ended March 31, 2018, gross profit generated by Gufeng was $10,341,035, an increase of $ 449,634, or 4.5%, from $9,891,401 for the nine months ended March 31, 2017. Gross profit margin from Gufeng’s sales was approximately 12.7% and 14.6% for the nine months ended March 31, 2018 and 2017, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales, answering market demand.

For the nine months ended March 31, 2018, gross profit generated by Yuxing was $1,341,502, a decrease of $39,253, or 2.8% from $1,380,755 for the nine months ended March 31, 2017.  The gross profit margin was approximately 19.8% and 20.9% for the nine months ended March 31, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the higher labor cost during the nine months ended March 31, 2018.

For the nine months ended March 31, 2018, gross profits generated by VIEs were $6,523,246, an increase of $ 656,958, or 11.2%, from $5,866,288 for the nine months ended March 31, 2017. Gross profit margin from VIEs’ sales was approximately 16.1% and 13.6% for the nine months ended March 31, 2018 and 2017, respectively. The slight increase in gross profit percentage was mainly due to higher selling prices.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $16,414,318, or 7.8%, of net sales for the nine months ended March 31, 2018, as compared to $15,108,275, or 7.5% of net sales for the nine months ended March 31, 2017, an increase of $1,306,043, or 8.6%. The selling expenses of Jinong for the nine months ended March 31, 2018 were $15,178,740 or 18.9% of Jinong’s net sales, as compared to selling expenses of $13,871,464 or 16.4% of Jinong’s net sales for the nine months ended March 31, 2017. The selling expenses of Yuxing were $32,835 or 1.1% of Yuxing’s net sales for the nine months ended March 31, 2018, as compared to $29,665 or 0.5% of Yuxing’s net sales for the nine months ended March 31, 2017.The selling expenses of Gufeng were $380,386 or 1.0% of Gufeng’s net sales for the nine months ended March 31, 2018, as compared to $294,189 or 0.4% of Gufeng’s net sales for the nine months ended March 31, 2017. The selling expenses of VIEs were $822,357, or 2.0%, of VIEs’ net sales for the nine months ended March 31, 2018, as compared to $912,957, or 1.8% of VIEs’ net sales for the nine months ended March 31, 2017.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the nine months ended March 31, 2018, as compared to $11,140,251, or 5.5%, of net sales for the nine months ended March 31, 2017, a decrease of $11,140,251, or 100%. This decrease was due to the fact that all of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets during the nine months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $15,890,586, or 7.6% of net sales for the nine months ended March 31, 2018, as compared to $11,837,282, or 5.9%, of net sales for the nine months ended March 31, 2017, an increase of $4,053,304, or 34.2%. The increase in general and administrative expenses was mainly due to VIEs, which had $4,589,796 general and administrative expenses during the nine months ended March 31, 2018.

Total Other Income and Expenses

Total other income and expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the nine months ended March 31, 2018 was $856,826, as compared to $56,668 for the nine months ended March 31, 2017, an increase of $800,158, or 1412.0%. The increase was mainly due to the discontinued VIE operation-Zhanbai, which accounted for $335,562.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $ 2,689,188 for the nine months ended March 31, 2018, as compared to $2,814,503 for the nine months ended March 31, 2017, a decrease of $125,315, or 4.5%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $ 1,899,873 for the nine months ended March 31, 2017, as compared to $1,408,216 for the nine months ended March 31, 201, an increase of $491,657, or 34.9%.

Yuxing has no income tax for the nine months ended March 31, 2018 as a result of being exempted from paying income tax, as its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the nine months ended March 31, 2018 was $20,547,967, a slightly decrease of $501,299, or 2.4%, compared to $21,049,266 for the nine months ended March 31, 2017. Net income as a percentage of total net sales was approximately 9.8% and 10.4 % for the nine months ended March 31, 2018 and 2017, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2018, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income increased by $ 190,073 or 1.3% to $ 15,238,735 for the nine months ended March 31, 2018 from $15,048,662 for the nine months ended March 31, 2017.

For Gufeng, the net income increased by $ 1,381,318 or 33.3% to $ 5,526,873 for the nine months ended March 31, 2018 from $4,145,555 for the nine months ended March 31, 2017.

For Yuxing, the net income decreased by $1,286,142 or 175.5% to net loss of $553,314 for the nine months ended March 31, 2018 from $732,828 for the nine months ended March 31, 2017.

For the VIEs, the net income was $335,673 for year ended March 31, 2018, decreased by $ 786,548 or 70.1%, from $1,122,221 for nine months ended March 31, 2017. The decrease was mainly due to the increase in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2018, cash and cash equivalents were $153,639,728, an increase of $30,589,180, or 24.9%, from $123,050,548 as of June 30, 2017.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$28,434,766	$22,945,082
Net cash used in investing activities	(55,691)	(5,804,764)
Net cash provided by (used in) financing activities	(5,935,789)	1,928,115
Effect of exchange rate change on cash and cash equivalents	8,145,894	(3,704,924)
Net increase (decrease) in cash and cash equivalents	30,589,179	15,363,509
Cash and cash equivalents, beginning balance	123,050,548	102,896,486
Cash and cash equivalents, ending balance	$153,639,728	$118,259,995

Operating Activities

Net cash provided by operating activities was $ 28,434,766 for the nine months ended March 31, 2018, an increase of $ 5,489,684, or 23.9%, compared to $ 22,945,082 for the nine months ended March 31, 2017. The increase was mainly attributable to the increase in amortization of debt discount, other assets and tax payable, offset by a decrease in inventories and accrued expense and other payable during the nine months ended March 31, 2018 as compared to the same period in 2017.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2018 was $55,691, a decrease of $ 5,749,073, or 99.0%, from $5,804,764 for the nine months ended March 31, 2017. The decrease was mainly attributable to the decrease in cash paid for acquisition.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2018 was $5,935,789, a decrease of $7,863,904 or 407.9%, compared to cash provided by financing activities of $1,928,115 for the nine months ended March 31, 2017, which was largely due to repayment of loans during the nine months ended March 31, 2018.

As of March 31, 2018, and June 30, 2017, our loans payable were as follows:

	March 31, 2018	June 30, 2017
Short term loans payable:	$1,750,100	$7,678,111
Total	$1,750,100	$7,678,111

Accounts Receivable

We had accounts receivable of $178,750,045 as of March 31, 2018, as compared to $141,665,179 as of June 30, 2017, an increase of $37,084,866 or 26.2%, which is mainly attributable to Gufeng. As of March 31, 2018, Gufeng had accounts receivable of $83,216,576, an increase of $18,053,148, compared to $65,163,428 as of June 30, 2017.

Allowance for doubtful accounts in accounts receivable for the nine months ended March 31, 2018 was $19,458,519, an increase of $10,001,096 from $9,457,423 as of June 30, 2017, and the allowance for doubtful accounts as a percentage of accounts receivable was 10.9% as of March 31, 2018 and 6.7% as of June 30, 2017.

Deferred assets

We had no deferred assets as of March 31, 2018, as compared to $864,070 as of June 30, 2017. During the nine months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of March 31, 2018.

Inventories

We had inventory of $ 80,715,004 as of March 31, 2018, as compared to $78,013,891 as of June 30, 2017, an increase of $2,701,113, or 3.5%. The increase was primarily attributable to Yuxing’s inventory. Yuxing’s inventory was $18,838,259 as of March 31, 2018, an increase of $1,458,348, or 8.4%, compared to $ 17,379,911 as of June 30, 2017.

Advances to Suppliers

We had advances to suppliers of $19,059,434 as of March 31, 2018 as compared to $24,023,062 as of June 30, 2017, representing a decrease of $4,963,628 or 20.7%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $22,099,127 as of March 31, 2018 as compared to $19,643,897 as of June 30, 2017, representing an increase of $2,455,230, or 12.5%. The increase was primarily due to the increase of accounts payable for Gufeng. Gufeng’s accounts payable were $1,782,064 as of March 31, 2018, as compared to $675,283 as of June 30, 2017, representing an increase of $1,106,781, or 163.9%.

Unearned Revenue (Customer Deposits)

We had unearned revenue of $4,781,397 as of March 31, 2018 as compared to $7,046,570 as of June 30, 2017, representing a decrease of $2,265,173, or 32.1%.  The decrease was mainly attributable to the decrease of unearned revenue for Jinong and VIEs. Jinong’s unearned revenue was $1,131,453 as of March 31, 2018, compared to $2,110,650 unearned revenue as of June 30, 2017, representing a decrease of $979,197, or 46.4%. VIE’s unearned revenue was $497,242 as of March 31, 2018, compared to $ $1,375,785 unearned revenue as of June 30, 2017, representing a decrease of $878,543, or 63.9%. This decrease was a seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of March 31, 2018.

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

As of March 31, 2018, we were organized into eleven main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2018, our accumulated other comprehensive income was $19.6 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. In 2016, China’s currency dropped by a cumulative 6.8% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2018 and June 30, 2017 was $1.9 million and $7.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2018. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately three months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

At the conclusion of the period ended March 31, 2018  we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). In March 2018, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon these evaluations, our CEO and CFO concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, in a manner that allowed for timely decisions regarding required disclosure, due to our ability to record and appropriately classify payments we made in acquisitions. Having not properly classified such acquisition payments may result in inadequate or deficient financial reporting.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: May 15, 2018	By:	/s/ Zhuoyu “Richard” Li
	Name:	Zhuoyu “Richard” Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 15, 2018	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

