Form 10-K
period 2018-06-30
China Green Agriculture, Inc.
filed 2018-10-19
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,058,697 as of December 29, 2017, based on the closing price $1.24 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on October 19, 2018, was 38,896,945.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2017

i

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

Fertilizer production is our core business and we generated approximately $210,706,415, $211,088,271, and $260,378,357, or 73.1%, 74.1%, and 96.9% of our total revenues for the years ended June 30, 2018, 2017 and 2016, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2018.

As of June 30, 2018, we sold our products through a network of 1,959 regional distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 35.6% of our fertilizer revenues for the fiscal year ended June 30, 2018.

As of June 30, 2018, we have developed 726 different fertilizer products. We conduct our research and development activities through Yuxing, one of Jinong’s VIEs, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

During the fiscal years ended June 30, 2018, 2017, and 2016, our revenues were $287,053,530, $277,848,486, and $268,785,020, respectively; our net income (loss) for these periods was $(6,931,225), $25,152,154, and $24,704,193, respectively.

Recent Developments

Strategic Acquisitions:

On June 30, 2016 and January 1, 2017, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machinery, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 was RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest has been forfeited.

January 1, 2017:

		Cash Payment for	Principal of Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 was RMB1=US$0.144, according to the exchange rate published by Bank of China.

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
Green Agriculture Holding Corporation Co., Ltd.
("Green New Jersey")
100%
Shaanxi Tech Team Jinong Humic Acid Product Co., Ltd. ("Jinong")
100%
VIEs
Beijing Gufeng Chemical Product Co., Ltd.
("Gufeng")
the VIE Companies
100%
Tianjuyan Fertilizer Co., Ltd.
("Tianjuyuan")

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

The interaction of the above factors complicated the situation in fertilizer markets in 2017 and 2018.The overall growth rate of this industry has continually slowed down and the market has fluctuated violently. The transformation for China’s fertilizer industry from quantitative growth pattern to qualitative growth pattern is irreversible. The centralization of production, high-end oriented product, service-oriented marketing and market-oriented raw materials dominated the developments in fertilizer market.

Additionally, government support for the agriculture industry in China can act as an additional boost to the fertilizer industry in China. However, we anticipate organic fertilizers will become an emerging segment in the coming years given the additional subsidies for farming, elimination of certain land taxes, land reform initiatives to be implemented by the PRC government to promote the growing of organic produce. We believe the demand for fertilizer will continue to grow because of increase in food demand, decrease in arable land and reduction of crop yields. The demand for fertilizers nationwide is continuously expected to increase by millions of tons of nutrient, with an expected compound annual growth rate of 7.7% between 2016-2022.

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

In addition, heavy use of chemical fertilizers can create “fertilizer burn”, the over-fertilization of a single nutrient such as nitrogen, which can dry roots and suspend crop growth due to the upset of balance in compound salts and soil acidification. Another drawback caused by chemical fertilizers is that soil is easily depleted by irrigation, rainfall and flooding. In addition, the production of chemical fertilizers consumes a great deal of natural resources. For example, the production of synthetic ammonia, a common chemical fertilizer, consumes about 5% of the world’s natural gas consumption.

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

The “Green Food” Industry in the PRC

The rise of the PRC industry for food free from pollutants or harmful chemicals, or “green food,” raises the demand for organic fertilizers. “Green Food”, the certificate for agricultural products promoted by Chinese Government, positioned between ordinary agricultural food from common farming practice and the organic food has two levels: “AA Green Food” and “A Green Food”. The “AA Green Food” standard indicates or equals to that of organic agriculture. Since the market for organic agricultural products in China has huge potential, it is forecasted that the increase of organic agricultural products consumption in China will exceed that of the average organic agricultural products consumption in the world in the next few years, and the market of Chinese organic agricultural products reached USD 5 billion in 2015, with an incremental 20 percent increase year over year during the following years.

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

According to the statistics from the CGFDC, China’s annual output of green food reached 15 million tons in 2008. However, the domestic consumption level remains relatively low, comprising approximately 3% of the market share of food commodities. The low consumption level is primarily due to: (i) small scale of production of green food; (ii) lack of consumer awareness of green food and (iii) the presence of counterfeit green food products that adversely affect consumers’ purchase.

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

Growth Strategy

We believe that our increased production capacity, our research and development capability, along with the new sales segment positioned us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 475 products. In the future, we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

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

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 475 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale. In sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by ourselves or by other manufacturers.

Fertilizer Products

Fertilizer manufacturing is our core business, which accounts for approximately 73.1% of total revenues. The self-manufactured fertilizers are produced and sale through Jinong, Gufeng, and sales VIEs. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredient essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilize soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

In nature, humic acid improves soil structure and aeration, nutrient absorption and water retention. It also increases soil’s buffering capacity against fluctuations in PH levels, and reduces soil crusting and erosion from wind and water as well as radical toxic pollutants. Humic acid promotes the developing of root systems, seed germination and overall plant growth. It also enhances health, resilience and overall appearance of plants. We believe there is no synthetic material currently known to match humic acid’s effectiveness and versatility.

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

We have a multi-tiered product line of 475 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2018, 2017, and 2016, we recorded $210,706,415, $211,088,271, and $260,378,357, respectively, in gross revenues from sales of our fertilizer products, representing 73.1%, 74.1%, and 96.9% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 333 fertilizer products. 51.6% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 48.4% from compound fertilizer for the fiscal year ended June 30, 2018.

Agricultural Products

Our subsidiary, Yuxing, one of Jinong’s VIEs, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2018, 2017 and 2016, were $10,485,030, $8,517,231, and $8,406,663, respectively, representing 3.6%, 3.0%, and 1.6% of our total revenues, respectively.

Yuxing was originally established to be the research and development base for humic acid fertilizers produced by Jinong. By simulating the growing conditions and cycles of various plants, such as flowers, vegetables and seedlings, Yuxing regularly conducts experimental testing to enhance the efficacy of our new fertilizers.

Sales Products

Our sales segment, consisting of eight sales VIEs we acquired control of since 2016, procure various agriculture materials that farmers need, such as, fertilizers, pesticides, seeds, mulches, and soil conditioners etc., from different manufacturers and wholesalers. In turn, they sell these materials to their customers: farmers, distributors, and other parties. The gross revenues from the sales segment for the fiscal years ended June 30, 2018 were $66,866,254, representing 23.2% of our total revenues.

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

We produced and sold a total of approximately 355,584 metric tons of fertilizer products during the fiscal year ended June 30, 2018.

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

Return Policy

The Company accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2018, the Company did not experience any significant returns.

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2018, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 45.8% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2018, Gufeng experienced seasonal variation. The purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, when the raw material price is low and economical, Gufeng may choose to place larger orders for raw materials as its export business offsets the seasonality when exports are made to southern Asia, such as India is needed, where their selling season corresponds to the non-peak season in China.

The peak selling season for our agricultural products is from October till March, namely our second fiscal quarter (fall) and the third fiscal quarter (winter). This is primarily due to the strong demand for high-end fruits and decorative flowers during the holiday seasons.

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2018, the following five PRC provinces collectively accounted for 61.9% of our fertilizer manufacturing revenue: Hebei (26.2%), Heilongjiang (10.6%), Liaoning (9.2%), Inner Mongolia (8.3%) and Shaanxi (7.7%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.1% of our total fertilizer revenues in fiscal 2018.

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

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2018, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Organic/Inorganic Compound Fertilizer (humic acid) NPK46%	136,060	345,310,884	24.7%
2	Compound Fertilizer NPK40%	141,458	321,944,901	23.0%
3	Jinong Guangpu Fertilizer (humic acid)	1,997	41,309,108	3.0%
4	Jinong FHF Fertilizer (humic acid)	13,086	34,524,600	2.5%
5	Jinong HXSGJ Fertilizer (humic acid)	1,625	34,044,535	2.4%

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2018, we sold our products through a nationwide constructed network of about 1,959 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2018, self-manufactured sales to our top five distributors accounted for approximately 38.9% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

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

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces. These marketing programs consist of: (i) establishment of Company directly-owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company’s distributor base to be designated as authorized retailers. With the Pilot Program, we have worked closely with our distributors, with each distributor’s outlet having an assigned territory in order not to compete with other existing distributors. We have entered into agreements with these retailers on their exhibits, and have well-positioned standardized shelf and product displays in their retail stores. In addition, we provide the retailers with educational materials on proper product use and billboard ads with our product logo to attract target farmers.

Sales Segment

Strategically, supplemental to our manufacturing business, we added a new business segment, the sales of fertilizer and other agriculture material products, to our business since 2016. The sales segment had provided supplemental revenue and earnings by covering more market areas, and selling more products not only produced by ourselves but also by other manufacturers. We had been developing the sales segment mainly by acquiring control of established sales ventures and continue to grow them. The sales segment utilizes the distribution network acquired from the sales ventures to deliver various agriculture materials. For the fiscal year ended June 30, 2018, the sales segment sold $66,866,254 of agriculture materials, and accounted for 23.2% of our revenues.

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

The capital expenditure and other payments on Yuxing’s construction, net of accumulated depreciation, were approximately $11,031,011, $12,124,940 and $13,300,313 during the fiscal years ending of June 30, 2018, 2017 and 2016, respectively. The research and development center helps expanding our output of high quality agricultural products for commercial sale while providing an advanced testing field for new products. The facility at Yuxing enhances our capability to produce more products while shortening the development cycle, thus increase revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2018, we sold approximately $10,485,030 of these agricultural products.

	FY 2018	FY 2017	FY 2016
Machines, Buildings and Equipment	$10,967,437	$12,120,687	$13,236,949
Construction in Progress	$63,574	$63,253	$63,364
Total	$11,031,011	$12,124,940	$13,300,313

New Product

With our research and development capabilities, we have developed 726 products and continued to develop new products. During the fiscal year ended June 30, 2018, we developed 7 new products, among which include several powder fertilizers, liquid fertilizers and compound fertilizers.

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

Listed below are Jinong’s four patents for a fertilizer formulation and a proprietary production line and manufacturing processes.

			Inventor’s		Date of
Patent/Pending		Patent No.	Name and	Date of	Publication and
Patent Application	Type of Patent	/Application No.	Patent Holder	Application	Term
Patent:	Utility Model	Patent No.: ZL	Inventor: Tao Li	May 29, 2007	May 14, 2008;
Production facility of Humic Acid Products	Patent	NL 2007 20031884.2	Patent Holder: Jinong		10 Years

Patent:	Utility Model	Application No.:	Applicant:	February 1, 2007	November 24,
Method and recipe of the water soluble humic acid fertilizers	Patent	ZL200710017334.x	Jinong		2010; 20 years

Patent:	Utility Model	Application No.:	Applicant:	September 22, 2011	December 4, 2013;
Production method of Organic Fertilizer	Patent	ZL201110282544.8	Jinong		20 years

Patent:	Utility Model	Application No.:	Applicant:	January 17, 2014	October 19, 2014;
Production method of Multifunctional liquid calcium fertilizer	Patent	NL 201410020442.2	Jinong		20 Years

The PRC Patent Law was adopted by the PRC National People’s Congress in 1984 and was subsequently amended in 1992 and 2000. Under the PRC Patent Law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. Both of our registered patents are all utility patents. Any use of our patent without consent or a proper license from us constitutes an infringement of patent rights.

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 1,959 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2018, we generated approximately $10,485,030 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses over an 88-acre parcel of land relating to Yuxing’s pending research and development center, which expands output of high quality agricultural products for commercial sale while providing an advanced testing field for new products.

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

Automated Production Line and Process. All Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bin. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2018, Jinong’s highly advanced production lines can manufacture a multi-tiered line of 142 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other can produce liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

“Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all our fertilizer products are certified by the CGFDC as “Green Food Production Material”. Currently, the CGFDC provides two different certifications within the green food industry: “Green Food Certification” granted to edible foods, and “Green Food Production Material Certification” granted to production materials such as our fertilizers. A “Green Food Production Material Certification” was issued to Jinong on March 2015 and renewed in 2018. The certificate is renewable with an application within 90 days prior to the expiration.

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

We had accounts receivable of $174,460,937 as of June 30, 2018, as compared to $139,596,455 and $118,021,105 as of June 30, 2017 and 2016, respectively, increases of $34,864,482 and $24,609,803, or 25.0% and 21.0% year over year. The increase was primarily due to the increased credit sales of our fertilizer products and added receivables from sales segments, and the marketing of Jinong’s humic acid fertilizer products including liquid and powder fertilizers. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 74.5% of its revenues, with its largest distributor accounting for 15.6% of total revenues for the 2018 fiscal year. Jinong’s top five distributors accounted for 2.6% of its fertilizer revenues for the fiscal year ended June 30, 2018. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it would adversely affect our results of operations.

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

We depend, to a large extent, on the abilities and participation of our current management team, with a reliance upon Mr. Zhuoyu “Richard” Li., our CEO and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We do not carry key man life insurance for our key personnel.

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

Mr. Zhuoyu “Richard” Li., our Chairman and CEO may not devote all his time to our business.

Our Chairman and CEO, Mr. Zhuoyu “Richard” Li., also serves as Chairman of Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company engaged in hi-tech application fields in China, and Chairman and CEO of Xi’an Techteam Investment Holding (Group) Co., Ltd, a holding company for certain entities such as Gem Grain. This may give rise to further allocation of Mr. Li’s time to each business. While Mr. Li anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

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

While Gufeng had sales revenues of $112,983,573 for its fiscal year ended June 30, 2018, Gufeng’s net income for such period was $7,172,837. This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals

Although we have made progress in terms of integrating Gufeng’s employees, products and distribution network into our business during the past 12 months, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition and results of operations.

We have not obtained the land use right over the premises on which certain facilities of Gufeng, our indirect, wholly-owned subsidiary, is located. As a result, the lack of a proper title certificate may jeopardize our right to use the premises and our possession of the buildings we built on such premises.

Through Tianjuyuan, we lease approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”). Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “Lease”), Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,361). The term of the Lease is from February 1, 2004 to January 31, 2054. We were informed by our PRC counsel that the Lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations. Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities to legitimize our right over the Premises. As of the date of this report, we were informed by the local government that our application materials for the land use right in issue has been moved up from the department in charge of general matters to the land administrative department of the local government and is under their review. However, there can be no assurance that such land use right certificate will be granted to us. Until we obtain the land use right certificate, there is a risk that the PRC government may declare the Lease invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises. As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

A severe or prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2018 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 1.4%, 3%, and 5.2% in 2015, 2016 and 2017, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In August 2015, China’s currency dropped by a cumulative 4.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

The PRC environmental laws and regulations may adversely impact on our business.

Our manufacturing operations are subject to numerous environmental laws, ordinances and regulations. These laws, ordinances and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous waste. It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

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

Stockholders should have no expectation of any dividends in the future.

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

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is leased from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2016 at monthly rent of RMB25,723 (approximately $43,884) for 612 square meters (approximately 6,588 square feet) of office space.

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

Tianjuyuan leases approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing. Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,361). The lease term is from February 1, 2004 to January 31, 2054. While the lease was recognized previously by our PRC counsel as invalid and unenforceable due to its permitted use, we have since obtained the proper land use right certificate from the relevant government entity.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 *(1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Lease from February 2004 to January 2054

*	(1) As of June 30, 2018, the encumbrances over our land use right and building ownership are summarized as below:

					Interest
			Contract	Type of	Rate	Property under
No.	Loan Amount	Lending Institution	Period	Guarantee	(Per Annum)	Mortgage
1	RMB 10 million	Bank of Beijing-	May 22, 2018-	Mortgage	5.22%	Tianjuyuan’s land
	($1,510,000)	Pinggu Branch	May 21, 2019
2	RMB 20million	Postal Saving Bank of China-	Jun 19, 2018-	Mortgage	6.31%	Tianjuyuan’s land
	($3,020,000)	Pinggu Branch	Jun 18, 2019

Item 3.	Legal Proceedings

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

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 38,896,945 shares of which were outstanding as of October 19, 2018, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of October 19, 2018. Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA”. From March 9, 2009 to December 4, 2009, our common stock was listed and traded on the NYSE MKT, formerly known as NYSE Amex Equities. From August 27, 2007 until March 9, 2009, our common stock was traded on the Over-the-Counter Bulletin Board.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CGA”. The following table shows the range of high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE:

Quarter Ended	High	Low
09/30/2016	$1.46	$1.37
12/31/2016	$1.46	$1.20
03/31/2017	$1.43	$1.20
06/30/2017	$1.33	$1.22
09/30/2017	$1.24	$1.23
12/31/2017	$1.25	$1.23
03/31/2018	$1.28	$1.25
06/30/2018	$1.17	$1.14

Holders

As of October 19, 2018, there were approximately 484 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period due to our business expansion and integration in the last two fiscal years and in the subsequent interim period.

The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on the Company’s revenues and earnings, capital requirements, financial conditions and the ability of our operating subsidiaries to obtain approval to send money out of the PRC. The PRC’s national currency, the Yuan or RMB, is not a freely convertible currency. Please read “ Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore, be unable to pay dividends to you. ” under Item 1A “Risk Factors” of this Report.

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

As of June 30, 2018, there was no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2018.

Equity Compensation Plan Information

Number of securities remaining
available for
	Number of		future
	securities to		issuance
	be issued	Weighted-	under
	upon	average	equity
	exercise	exercise	compensation
	of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column
Plan category	(a)	(b)	(a))(c)
Equity compensation plans approved by security holders	—	$—	1,272,935
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,272,935

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2012 and ending on June 30, 2018.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company’s equity securities during the fiscal year ended June 30, 2018, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2018, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.	Selected Financial Data

The following selected consolidated income statement data for the years ended June 30, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of June 30, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the year ended June 30, 2015 and the selected consolidated balance sheet data as of June 30, 2015 and 2014 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2018	2017	2016	2015	2014

Revenue	$287,053,530	$277,848,486	$268,785,020	$263,354,288	$233,402,088
Cost of goods sold	212,944,597	195,133,306	175,755,689	159,398,386	142,203,315
Gross profit	74,108,933	82,715,180	93,029,331	103,955,902	91,198,773
Operating expenses	44,307,146	51,194,568	60,437,412	62,242,978	55,881,113
Income from operations	29,801,787	31,520,612	32,591,919	41,712,924	35,317,660
Non-operating income (expense)	(921,279)	(308,186)	(515,759)	(1,350,983)	(1,742,019)
Provision for income taxes	35,852,127	6,511,880	7,371,967	8,916,815	8,060,946
Net income	$(6,931,225)	$25,152,154	$24,704,193	$31,445,126	$25,514,695

Weighted average shares outstanding:
Basic	38,631,765	38,093,028	36,703,576	33,983,698	31,403,001
Diluted	38,631,765	38,093,028	36,703,576	33,983,698	31,403,001

Earnings (loss) per share:
Basic	$(0.18)	$0.66	$0.67	$0.93	$0.81
Diluted	$(0.18)	$0.66	$0.67	$0.93	$0.81

	As of June 30,
	2018	2017	2016	2015	2014

Total current assets	$407,426,651	$370,954,462	$335,581,234	$304,184,346	$228,212,666
Total assets	482,985,960	455,681,630	418,782,527	429,582,618	393,110,210
Total current liabilities	83,066,274	49,718,115	48,298,195	56,633,144	61,070,418
Total liabilities	90,438,173	58,153,576	48,298,195	56,633,144	61,070,418
Total stockholders’ equity	$392,547,787	$397,528,054	$370,484,332	$372,949,474	$332,039,792

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 73.1% and 74.0% of our total revenues for the years ended June 30, 2018 and 2017, respectively. The sales VIEs generated 23.2% and 23.0% of our revenues for the years ended June 30, 2018 and 2017, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of June 30, 2018, we had developed, produced, and sold a total of 726 different fertilizer products in use, of which 142 were developed and produced by Jinong, 333 by Gufeng, and 251 by the VIE companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2017 to 2018
	2018	2017	Amount	%
	(metric tons)
Jinong	47,487	51,506	(4,019)	(7.8)%
Gufeng	308,098	309,882	(1,784)	(0.6)%
	355,584	361,388	(5,804)	(1.6)%

	Year Ended June 30,
	2018	2017
	(revenue per tons)
Jinong	$2,123	2,070
Gufeng	377	337

For the fiscal year ended June 30, 2018, we sold approximately 355,584 metric tons of fertilizer products, as compared to 361,388 metric tons for the fiscal year ended June 30, 2017. For the fiscal year ended June 30, 2018, Jinong sold approximately 47,487 metric tons of fertilizer products, as compared to 51,506 metric tons for the fiscal year ended June 30, 2017. For the fiscal year ended June 30, 2018, Gufeng sold approximately 308,098 metric tons of fertilizer products, as compared to 309,882 metric tons for the fiscal year ended June 30, 2017.

Our sales of fertilizer products to five provinces accounted for approximately 61.9% of our manufactured fertilizer revenue for year ended June 30, 2018. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (26.2%), Heilongjiang (10.6%), Liaoning (9.2%), Inner Mongolia (8.3%) and Shaanxi (7.7%),

As of June 30, 2018, we had a total of 1,959 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,145 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 2.6% of its fertilizer revenues for the fiscal year ended June 30, 2018. Gufeng had 316 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 74.5% of its revenues for the fiscal year ended June 30, 2018.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 78.4% of our agricultural products revenue for the fiscal year ended June 30, 2018 were Shaanxi (60.4%), Tianjin (11.2%) and Sichuan (6.8%).

Recent Developments

New products and distributors

During the three months ended June 30, 2018, Jinong launched 2 new fertilizer products. Jinong also added 6 new distributors for the three months ended June 30, 2018. During the three months ended June 30, 2018, Gufeng did not launch any new fertilizer but added 1 new distributor.

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

For both e-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set particularly rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in e-commerce and agriculture industries. The VIE arrangement, however, provides feasibility for obtaining administrative approval process and avoiding industry restrictions that can be imposed on an entity that is a wholly-owned subsidiary of a foreign entity. The VIE agreements reduce uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. Such legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership can be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Targets to ensure the complete control of the interests in the Targets. The shareholders of the Targets are not entitled to transfer any shares to a third party under the exclusive option agreements. If necessary, they may transfer shares to our company without consideration.

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

Results of Operations

Fiscal Year ended June 30, 2018 Compared to the Year ended June 30, 2017.

FOR THE YEARS ENDED JUNE 30

	2018	2017	Change$	Change%
Sales
Jinong	97,722,842	106,642,032	(8,919,190)	-8.4%
Gufeng	112,983,573	104,446,239	8,537,334	8.2%
Yuxing	10,485,030	8,517,231	1,967,799	23.1%
Sales VIEs	65,862,085	58,242,984	7,619,101	13.1%
Net sales	287,053,530	277,848,486	9,205,044	3.3%
Cost of goods sold
Jinong	48,209,038	48,056,379	152,659	0.3%
Gufeng	98,485,737	89,913,446	8,572,291	9.5%
Yuxing	8,752,977	6,872,878	1,880,099	27.4%
Sales VIEs	57,496,845	50,290,603	7,206,242	14.3%
Cost of goods sold	212,944,597	195,133,306	17,811,291	9.1%
Gross profit	74,108,933	82,715,180	(8,606,247)	-10.4%
Operating expenses
Selling expenses	19,812,492	32,218,579	(12,406,087)	-38.5%
Selling expenses - amortization of deferred asset
General and administrative expenses	24,494,654	18,975,989	5,518,664	29.1%
Total operating expenses	44,307,146	51,194,568	(6,887,423)	-13.5%
Income from operations	29,801,787	31,520,612	(1,718,824)	-5.5%
Other income (expense)
Other income (expense)	(499,861)	(82,186)	(417,675)	508.2%
Discontinued VIE operation - Zhenbai	(331,995)	0	(331,995)
Interest income	502,730	318,404	184,326	57.9%
Interest expense	(592,153)	(544,404)	(47,749)	8.8%
Total other income (expense)	(921,279)	(308,186)	(613,093)	198.9%
Income before income taxes	28,880,508	31,212,426	(2,331,918)	-7.5%
Provision for income taxes	35,852,127	6,511,880	29,340,247	450.6%
Net income from continuing operations	(6,971,619)	24,700,546	(31,672,165)	-128.2%
Total (Loss)Income from discontinued operations, net of tax	40,394	451,608	(411,214)	-91.1%
Net income	(6,931,225)	25,152,154	(32,083,379)	-127.6%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,529,229	568,944	960,285	168.8%
Comprehensive income (loss)	(5,401,996)	25,721,098	(31,123,094)	-121.0%
Basic weighted average shares outstanding	38,631,765	38,093,028	538,737	1.4%
Basic net earnings per share – from continuing operations	-0.18	0.65	-0.83	-127.8%
Basic net earnings per share – from discontinued operations	0.00	0.01	-0.01	-91.2%
Basic net earnings per share	-0.18	0.66	-0.834	-127.2%
Diluted weighted average shares outstanding	38,631,765	38,093,028	538,737	1.4%
Diluted net earnings per share– from continuing operations	-0.18	0.65	-0.83	-127.8%
Diluted net earnings per share – from discontinued operations	0.00	0.01	-0.01	-91.2%
Diluted net earnings per share	-0.18	0.66	-0.84	-127.2%

Net Sales

Total net sales for the fiscal year ended June 30, 2018 were $287,053,530, an increase of $9,205,044 or 3.3%, from $277,848,486 for the fiscal year ended June 30, 2017. This increase was primarily due to an increase in Yuxing’s and Gufeng’s net sales.

For the fiscal year ended June 30, 2018, Jinong’s net sales decreased $8,919,190, or 8.4%, to $97,722,842 from $106,642,032 for the fiscal year ended June 30, 2017. This decrease was mainly attributable to the decrease in Jinong’s sales volume during the last fiscal year.

For the fiscal year ended June 30, 2018, Gufeng’s net sales were $112,983,573, an increase of $8,537,334, or 8.2% from $104,446,239, for the fiscal year ended June 30, 2017. The increase was mainly attributable to the increase in Gufeng’s sales volume during the last fiscal year.

For the fiscal year ended June 30, 2018, Yuxing’s net sales were $10,485,030, an increase of $1,967,799 or 23.1%, from $8,517,231 for the fiscal year ended June 30, 2017. The increase was mainly attributable to the increase in market demand during the last fiscal year.

For the fiscal year ended June 30, 2018, VIEs’ net sales were $65,862,085, an increase of $7,619,101 or 13.1%, from $58,242,984 for the fiscal year ended June 30, 2017. The increase was mainly attributable to the increase in market demand during the last fiscal year.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2018 was $212,944,597 an increase of $17,811,291, or 9.1%, from $195,133,306 for the fiscal year ended June 30, 2017. This increase was mainly due to increase in cost of goods sold in for Yuxing and Gufeng.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2018 was $48,209,038, a decrease of $152,659, or 0.3%, from $48,056,379, for the fiscal year ended June 30, 2017. The decrease in cost of goods was mainly due to the decrease in Jinong’s sales volume during the last fiscal year.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2018 was $98,485,737, an increase of $8,572,291, or 9.5%, from $89,913,446, for the fiscal year ended June 30, 2017. This increase was primarily attributable to an increase in its sales volume during the last fiscal year.

For year ended June 30, 2018, cost of goods sold by Yuxing was $8,752,977, an increase of $1,880,099, or 27.4%, from $6,872,878 for the fiscal year ended June 30, 2017. This increase was mainly due to the increase in Yuxing’s net sales during the last fiscal year.

Cost of goods sold by the sales VIEs for the fiscal year ended June 30, 2018 was $57,496,845, an increase of $7,206,242, or 14.3%, from $50,290,603 for the three months ended June 30, 2018. This increase was primarily attributable to the more products sold during the last fiscal year.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2018 decreased by $8,606,247 to $74,108,933, as compared to $82,715,180 for the fiscal year ended June 30, 2017. Gross profit margin was 25.8% and 29.8% for the fiscal years ended June 30, 2018 and 2017, respectively.

Gross profit generated by Jinong decreased by $9,071,849, or 15.5%, to $49,513,804 for the fiscal year ended June 30, 2018 from $58,585,653 for the fiscal year ended June 30, 2017. Gross profit margin from Jinong’s sales was approximately 50.7% and 54.9% for the fiscal years ended June 30, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the increase in product costs and the decrease in sales prices.

For the fiscal year ended June 30, 2018, gross profit generated by Gufeng was $14,497,836, a decrease of $34,957, or 0.2%, from $14,532,793 for the fiscal year ended June 30, 2017. Gross profit margin from Gufeng’s sales was approximately 12.8% and 13.9% for the fiscal years ended June 30, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the slightly increase in product costs.

For the fiscal year ended June 30, 2018, gross profit generated by Yuxing was $1,732,053, an increase of $87,700, or 5.3% from $1,644,353 for the fiscal year ended June 30, 2017. The gross profit margin was approximately 16.5% and 19.3% for the fiscal years ended June 30, 2018 and 2017, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs and the decrease in sales prices.

Gross profit generated by VIEs increased by $412,859, or 5.2%, to $8,365,240 for the fiscal year ended June 30, 2018 from $7,952,381 for the fiscal year ended June 30, 2017. Gross profit margin from VIE’s sales was approximately 12.7% and 13.7% for the fiscal year ended June 30, 2018 and 2017, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $19,812,492, or 6.9%, of net sales for the fiscal year ended June 30, 2018, as compared to $32,218,579, or 11.6% of net sales for the fiscal year ended June 30, 2017, a decrease of $12,406,087, or 38.5%. The selling expenses of Jinong for the fiscal year ended June 30, 2018 were $18,105,659 or 18.5% of Jinong’s net sales, as compared to selling expenses of $16,029,940 or 15.0% of Jinong’s net sales for the fiscal year ended June 30, 2017. The increase in Jinong’s selling expenses was due to Jinong’s further expanded marketing efforts, which led to the increase in shipping costs and packaging cost. The selling expenses of Yuxing were $43,249 or 0.4% of Yuxing’s net sales for the fiscal year ended June 30, 2018, as compared to $43,168 or 0.5% of Yuxing’s net sales for the fiscal year ended June 30, 2017. The selling expenses of Gufeng were $481,665 or 0.4% of Gufeng’s net sales for the fiscal year ended June 30, 2018, as compared to $420,433 or 0.4% of Gufeng’s net sales for the fiscal year ended June 30, 2017. The selling expenses of VIEs were $1,181,918, or 1.8%, of VIEs’ net sales for the fiscal year ended June 30, 2018, as compared to $1,117,566, or 1.9%, of VIEs’ net sales for the fiscal year ended June 30, 2017.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the fiscal year ended June 30, 2018, as compared to $14,564,305, or 5.1% of net sales for the fiscal year ended June 30, 2017, a decrease of $$14,564,305, or 100%. This decrease was due to the fact that all of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the fiscal year ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $24,494,654, or 8.5% of net sales for the fiscal year ended June 30, 2018, as compared to $18,975,989, or 6.8%, of net sales for the fiscal year ended June 30, 2017, an increase of $5,518,664 or 29.1%. The increase in general and administrative expenses was mainly due to the slightly increase in net sales during the last fiscal year.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the fiscal year ended June 30, 2018 was $921,279, as compared to $308,186 for the fiscal year ended June 30, 2017, an increase in expense of $613,093, or 198.9%. The increase in total other expense partly resulted from an increase in accretion expense by $183,247 or 49.6%, to $552,648 during the year ended June 30, 2018 as compared to $369,401 during the year ended June 30, 2017. The increase in total other expense also resulted from the increase for bank charges by $116,602 or 621.2%, to $135,373 during the year ended June 30, 2018 as compared to $18,771 during the year ended June 30, 2017.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $ 3,501,354 for the fiscal year ended June 30, 2018, as compared to $3,521,978 for the fiscal year ended June 30, 2017, a decrease of $20,624 or 0.6%.

Gufeng is subject to a tax rate of 25%, and incurred income tax expenses of $2,471,593 for the fiscal year ended June 30, 2018, as compared to $2,148,326 for the fiscal year ended June 30, 2017, an increase of $323,267, or 15.0%.

Yuxing has no income tax for the years ended June 30, 2018 and 2017 because of being exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Net Income (Loss)

Net income (loss) for the fiscal year ended June 30, 2018 was $(6,931,225), a decrease of $32,083,379, or 127.6%, compared to $25,152,154 for the fiscal year ended June 30, 2017. The decrease was mainly attributable to the estimated net charge of $29,010,535 related to the repatriation tax. Net income (loss) as a percentage of total net sales was approximately (2.4)% and 8.8% for the fiscal year ended June 30, 2018 and 2017, respectively.

Discussion of Segment Profitability Measures

As of June 30, 2018, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, net income increased 6.1%, by $1,141,115 to $19,841,004 for the year ended June 30, 2018, from $18,699,889 for the fiscal year ended June 30, 2017. The difference was due to the decrease in operating expense.

For Gufeng, net income increased by $727,858 or 11.3% to $7,172,837 for the year ended June 30, 2018 from $6,444,979 for year ended June 30, 2017. The difference was due to the increase in net sales.

For Yuxing, net loss increased 79.6%, by $1,891,563, to $(484,398) for the year ended June 30, 2018 from $-2,375,961 for year ended June 30, 2017. The difference was mainly due to the decrease for general and administrative expense.

For the sales VIEs, the net income was $2,447,534 for year ended June 30, 2018, decreased by $104,925 or 4.1%, from $2,552,459 for year ended June 30, 2017. The decrease was mainly due to the increase in cost of goods sold for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2018, cash and cash equivalents were $150,805,639, an increase of $27,774,102, or 22.6%, from $123,031,537 as of June 30, 2017.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2018	2017
Net cash provided by operating activities	$28,137,537	$21,713,964
Net cash provided by (used in) investing activities	(63,746)	(5,813,506)
Net cash provided by (used in) financing activities	(2,835,464)	3,393,065
Effect of exchange rate change on cash and cash equivalents	2,535,774	860,540
Net increase (decrease) in cash and cash equivalents	27,774,102	20,154,063
Cash and cash equivalents, beginning balance	123,031,537	102,877,475
Cash and cash equivalents, ending balance	$150,805,639	$123,031,537

Operating Activities

Net cash provided by operating activities was $28,137,537 for the fiscal year ended June 30, 2018, a decrease of $6,423,573, or 29,6% from cash provided by operating activities of $21,713,964 for the fiscal year ended June 30, 2017. The decrease was mainly attributable to the increase in accounting receivable during the year ended June 30, 2018 as compared to the same period in 2017.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2018 was $63,746, a decrease of $5,749,760, or 98.9% from cash provided by investing activities of $5,813,506 for the fiscal year ended June 30, 2017. This decrease was mainly due to no cash acquired with acquisitions in 2018.

Financing Activities

Net cash used by financing activities for the fiscal year ended June 30, 2018 was $2,835,464, an increase of $6,228,529 from cash provided in financing activities of $3,393,065 for the fiscal year ended June 30, 2017.  During the year ended June 30, 2018, we received $3,129,812 from the proceeds from loans compared to $5,948,021 of proceeds from loans for the fiscal year ended June 30, 2017. During the year ended June 30, 2018, we repaid $6,179,300 loans compared to $3,154,956 of loans repayment for the fiscal year ended June 30, 2017.

As of June 30, our loans payables were as follows:

	2018	2017
Short term loans payable:	$4,726,300	$7,678,111
Total	$4,726,300	$7,678,111

Accounts Receivable

We had accounts receivable of $199,012,733 as of June 30, 2018, as compared to $141,665,179 as of June 30, 2017, an increase of $57,347,554 or 40.5%. As of June 30, 2018, Gufeng had accounts receivable of $102,113,316, an increase of $43,110,686 or 73.1%, compared to $59,002,630 as of June 30, 2017. As of June 30, 2018, VIEs had accounts receivable of $ 45,953,939, an increase of $ 15,266,080 or 49.7%, compared to $30,687,859 as of June 30, 2017.

Allowance for doubtful accounts in account receivable for the fiscal year ended June 30, 2018 was $24,551,796, an increase of $15,094,373 or 159.6% from $9,457,423 as of June 30, 2017. And the allowance for doubtful accounts as a percentage of accounts receivable was 12.3% as of June 30, 2018 and 6.3% as of June 30, 2017.

Deferred assets

We had no deferred assets as of June 30, 2018, as compared to $864,070 as of June 30, 2017. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of June 30, 2018.

Inventories

We had inventories of $53,784,814 as of June 30, 2018, as compared to $78,013,891 as of June 30, 2017, a decrease of $24,229,077, or 31.1%. The principal reason for the decrease is attributed to the decrease of Gufeng’s inventory. As of June 30, 2018, Gufeng’s inventory was $31,617,519, compared to $54,444,465 as of June 30, 2017, a decrease of 22,826,946, or 41.9%.

Advances to Suppliers

We had advances to suppliers of $25,194,463 as of June 30, 2018 as compared to $24,063,062 as of June 30, 2017, representing an increase of $1,171,401 or 4.9%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $27,128,921 as of June 30, 2018 as compared to $19,643,897 as of June 30, 2017, representing an increase of $7,485,024, or 38.1%. The increase was primarily due to the increase of accounts payable for VIEs. It has account payable of $ 25,398,118 as of June 30, 2018 as compared to $18,355,921 as of last year, representing an increase of $7,042,197, or 38.4%.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $7,251,967 as of June 30, 2018 as compared to $7,046,570 as of June 30, 2017, representing an increase of $205,397, or 2.9%. The increase was mainly attributable to Gufeng’s $5,149,905 unearned revenue as of June 30, 2018, compared to $3,478,713 unearned revenue during the same period last year, caused by the advancement of deposits made by client. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2018.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of June30, 2018.

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

As of June 30, 2018, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2018, our accumulated other comprehensive income was $(3.7) million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2017 and June 30, 2018, China’s currency increased by a cumulative 2.3% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2018 and June 30, 2017 was $4.7 million and $7.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2018. The original loan term on average is one year, and the remaining average life of the short term-loans is from one month to twelve months.

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

Balance sheets, as of June 30, 2018 and 2017, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2018 and 2017, together with the related notes and the reports of our independent registered public accounting firms, are set forth on the “F” pages of this report.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the fiscal year ended June 30, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled “Internal Control-Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2018 audited by our auditors because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

			Term as
			Director of
Name	Position with the Company	Age	Company

Zhuoyu “Richard” Li	Chairman of the Board of Directors, Chief Executive Officer, President	27	2017 - Present

Yongcheng Yang	Chief Financial Officer	53	2017 - Present

Ale Fan	Director	38	2015 - Present

Daqing Zhu	Director	53	2017 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	79	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jinjun Lu	Director	45	2017 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Zhuoyu “Richard” Li	Chairman of the Board of Directors and Chief Executive Officer since 2017. Mr. Li was President of the Company until the death of his father, Tao Li, in December 2017, at which time he was appointed to serve as Chairman of the Board of Directors and Chief Executive Officer. Mr. Li has six years of experience in agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Richard served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li’s practical experience from serving as President of the Company and with 900LH.com qualify him to serve as Chairman of the Board of Directors of the Company.

Yongcheng Yang

Chief Financial Officer. Mr. Yang has served as the Chief Financial Officer of our company since 2017. He served as Senior Vice President of Finance since January 2016. Before that, Mr. Yang served as the chief financial officer of the Company’s wholly-owned subsidiary, Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) since July 2010. Earlier, Mr. Yang had served various senior, and executive level positions in finance for the Company and the Company’s affiliate, Xi’an Techteam Investment Holding (Group) Co., Ltd, since 2002. Mr. Yang started his career in accounting and finance at Shaanxi Weidong Chemistry Co., Ltd from 1989 to 2002. Mr. Yang graduated from Xi’an Jiaotong University in 1989 with his Bachelor’s degree in accounting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are also required to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during the year ended June 30, 2018, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Messrs. Daqing Zhu, Lianfu Liu, and Jinjun Lu, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Ms. Zhu qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Zhu. The Audit Committee held four meetings during the fiscal year ended June 30, 2018. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Jinjun Lu, Lianfu Liu and Daqing Zhu. The Chairman of the Compensation Committee is Ms. Lu. The Compensation Committee held one meeting during the fiscal year ended June 30, 2018. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Jinjun Lu, Lianfu Liu and Daqing Zhu. The Chairman of the Nominating Committee is Mr. Lu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2018. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

Board Leadership Structure and Board’s Role in the Oversight of Risk Management

Our Board believes it is important to select our Chairman and our Chief Executive Officer in the manner it considers in the best interests of our company at any given point in time. Due to Mr. Li and his family’s influence in the industry, our Board has determined that the most effective leadership structure for our company is for Mr. Li to serve as both our Chairman and Chief Executive Officer. Our Board benefits from the Chairman having direct knowledge of the operations of, and opportunities and challenges facing, our business on a regular and company-wide basis. Mr. Li’s combined role as Chairman and Chief Executive Officer fosters greater communication between the Board and management and provides unified leadership for carrying out our company’s strategic initiatives and business plans.

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

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2018. Accordingly, our “Named Executive Officers” are Mr. Zhuoyu Li, our Chairman, and Chief Executive Officer and Mr. Yongcheng Yang, our Chief Financial Officer.

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

During the fiscal year ended June 30, 2017, effective December 30, 2016, the Compensation Committee granted (i) 400,000 shares of restricted stock to Mr. Tao Li, then the Company’s CEO; (ii) 200,000 shares to Mr. Zhuoyu “Richard” Li, the Company’s President, (iii) 200,000 shares to Mr. Ken Ren, then the Company’s Chief Financial Officer. Also, the Compensation Committee granted 30,000 shares to Ms. Yiru Shi, 20,000 shares to Mr. Jianlei Shen and 20,000 shares to Mr. Lianfu Liu, each of whom was then an independent director of the Company. The Stock Grants were vested immediately for then the CEO, CFO and the three independent directors.

During the fiscal year ended June 30, 2016, on June 29, 2016, the Company granted (i) 400,000 shares of restricted stock to Mr. Tao Li, then the Company’s CEO; (ii) 200,000 shares of restricted stock to Mr. Ken Ren, then the CFO, and (iii) 30,000 shares of restricted stock to Ms. Yiru Shi. Also, the Compensation Committee granted 20,000 shares of restricted stock to Mr. Jianlei Shen and 20,000 shares of restricted stock to Mr. Lianfu Liu, each of whom was then an independent director of the Company. The Stock Grants were vested immediately for then the CEO, CFO and the independent directors.

On October 3, 2015, the Company granted an aggregate of 1,000,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants are subject to time-based vesting schedules, vesting in various installments until June 30, 2016. The value of the restricted stock awards was $1,660,000 and is based on the fair value of the Company’s common stock on the grant date.

During the fiscal year ended June 30, 2015, on September 30, 2014, the Company granted an aggregate of 1,750,000 shares of restricted stock under the 2009 Plan to certain executive officers, directors and employees, among which (i) 240,000 shares of restricted stock to Mr. Tao Li, then the CEO; (ii) 100,000 shares of restricted stock to Mr. Ken Ren, then the CFO, (iii) 40,000 shares of restricted stock to Mr. Yizhao Zhang, 30,000 shares of restricted stock to Ms. Yiru Shi, and 20,000 shares of restricted stock to Mr. Lianfu Liu, each of whom was then an independent director of the Company; and (iv) 1,320,000 shares of restricted stock to key employees. The stock grants are subject to time-based vesting schedules, vesting in various installments until March 31, 2015 for then the CFO and the three independent directors, until June 30, 2015 for then the CEO and until December 31, 2016 for the employees.

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

During the fiscal year ended June 30, 2014, the Company issued 118,778 shares of common stock at the market price of $4.42 per share to Mr. Tao Li ($525,000 in total), then the Company’s Chairman and Chief Executive Officer under the ESPP on September 26, 2013. The Company also issued 533,165 shares of common stock at the market price of $2.35 per share to certain employees enrolled in the ESPP ($1,252,938 in total) on May 26, 2014. During the year ended June 30, 2015, the Company issued 1,362,495 shares of common stock to its employees under the ESPP for cash of $2,946,746 and the Company issued 326,483 shares of common stock to then its Chairman, Mr. Li, for cash proceeds of $626,847 under the ESPP.

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

Summary Compensation Table— Fiscal Years Ended June 30, 2018, 2017 and 2016

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation more than $100,000 during each of the three fiscal years ended June 30, 2018, 2017, and 2016.

SUMMARY COMPENSATION TABLE

							Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year Ended	($)	($)	(1)($)	($)	($)	($)	($)	($)

Zhuoyu Li
Chief Executive	June 30, 2018	$300,000	$102,000	—	—	—	—	—	$402,000
Officer, and Chairman	June 30, 2017	$100,000	$44,000	$240,000	—	—	—	—	$384,000
of the Board (2)	June 30, 2016	$100,000	$12,000	—	—	—	—	—	$112,000

Yongcheng Yang	June 30, 2018	$180,000	$16,800	—	—	—	—	—	$196,800
Chief Financial Officer	June 30, 2017	—	—	—	—	—	—	—	—
	June 30, 2016	—	—	—	—	—	—	—	—

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our Named Executive Officers.

(2)	Mr. Tao Li passed away in December of 2017. Mr. Zhuoyu “Richard” Li was appointed as Chairman and Chief Executive Officer.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

During the year ended June 30, 2018, the Company granted no plan-based equity awards to Named Executive Officers. The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2018:

GRANTS OF PLAN-BASED AWARDS

All
								Other	All
								Stock	Other		Grant
								Awards:	Option		Date
								Number	Awards:	Exercise	Fair
		Estimated Future Payouts						of	Number	or	Value
		Under			Estimated Future Payouts			Shares	of	Base	of Stock
		Non-Equity Incentive Plan			Under			of	Securities	Price of	And
		Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($)	(#)	(#)	($ /Sh)	($)(1)

Zhuoyu Li	—	—	—	—	—	—	—		—	—	—

Yongcheng Yang	—	—	—	—	—	—	—		—	—	—

(1)	With respect to the restricted stock awards, the grant date fair value is calculated by multiplying the number of shares granted by the closing price on the trading day immediately preceding the grant date.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Zhuoyu “Richard” Li. Pursuant to an Employment agreement between the Company and Zhuoyu (“Richard”) Li when he was appointed by the Board of Directors effective May 19, 2016, Mr. Li received an annual base salary of $100,000 and a bonus up to 40% for serving as the Company’s President. In addition, Mr. Li receives stock awards to be determined when the Company grants the awards to directors and officers under the Company’s 2009 Equity Incentive Plan, as amended. The initial term of the employment agreement is one year, which is automatically extended for additional one-year terms unless either party provides written notice of termination sixty (60) days prior to the end of the prior term. On December 18, 2017, following the death of Tao Li, the Company’s Board of Directors appointed the Company’s President, Mr. Zhuoyu Li, as its new Chairman and CEO. For serving as the Company’s Chairman and CEO, Mr. Zhuoyu Li receives the same compensation of Mr. Tao Li. In total, Mr. Zhuoyu Li receives an annual base salary of $300,000 with a bonus of up to 40% and stock awards under the Company’s 2009 Equity Incentive Plan.

Yongcheng Yang. Subsequent to the periods covered by this Report, on December 19, 2017, the Company entered into an Employment Agreement with Mr. Yongcheng Yang effective as of December 19, 2017. Pursuant to the terms of the Employment Agreement, Mr. Yang will serve as our Chief Financial Officer for a term of one year at an annual salary of $180,000. Mr. Yang is eligible for a yearly bonus at the discretion of our Board of Directors. The Employment Agreement will be automatically extended for additional one-year terms unless either party provides a written notice of termination sixty (60) days prior to the end of the prior term. Either party may terminate the Employment Agreement upon thirty (30) days written notice, or, at our discretion, we may terminate the Employment Agreement immediately and substitute thirty (30) days salary in lieu of written notice. In the event of a breach of the Employment Agreement by Mr. Yang, or in the event Mr. Yang is terminated for “cause” (as defined therein), the Employment Agreement may be terminated immediately without notice and without further payments.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	Or
			Equity					Number	Payout
			Incentive			Number	Market	of	Value of
			Plan			of	Value of	Unearned	Unearned
			Awards:			Shares	Shares	Shares,	Shares,
	Number of	Number of	Number of			or Units	or Units	Units or	Units or
	Securities	Securities	Securities			of Stock	of Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Zhuoyu Li	—	—	—	—	—	—	$—	—	$—

Yongcheng Yang	—	—	—	—	—	—	$—	—	$—

Option Exercises and Stock Vested During the Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING THE FISCAL YEAR

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Zhuoyu Li			—	—

Yongcheng Yang			—	—

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2018, there were no outstanding options to purchase any shares of common stock granted under the Plan. Options granted in the future under the Plan are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2018.

Number of
Securities
Remaining
available for
	Number of		Future
	securities to		Issuance
	be issued	Weighted-	Under
	upon	average	Equity
	exercise	exercise	compensation
	of	price of	Plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,272,935
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,272,935

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2018.

	Fees				Non-
	Earned			Non-Equity	Qualified
	or			Deferred	Incentive
	Paid in	Stock	Option	Plan	Compensation	Other	All
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Daqing Zhu	$26,000	—	—	—	—	—	$26,000
Lianfu Liu	$26,000	—	—	—	—	—	$26,000
Jinjun Lu	$18,000	—	—	—	—	—	$18,000
Ale Fan	$—	—	—	—	—	—	—

The directors will also be reimbursed for all their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2018 were Messrs. Jinjun Lu, Daqing Zhu, and Lianfu Liu. During the fiscal year ended June 30, 2018:

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

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2018, and (2) assuming a change in control on June 30, 2018.

	Termination
	Without	Change in
Name	Cause(1)	Control(2)

Zhuoyu Li	$794	—

(1)	Represents the payment made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 29, 2018, i.e., $1.15 per shares, multiplied by the number of unvested shares.

Termination Clauses in Employment Agreements

Zhuoyu Li. Pursuant to the terms of Mr. Li’s employment agreement with Jinong, Jinong may terminate Mr. Li’s employment for any reason upon 30 days prior written notice, in which case no termination payment is due. Alternatively, Jinong may terminate his employment immediately upon the payment of one month’s salary. In the case of termination for cause as defined therein, we may terminate Mr. Li’s employment immediately without pay.

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

The following table sets forth certain information as of October 19, 2018, the latest applicable date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of October 19, 2018, an aggregate of 38,896,945 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

	Greater Than 5% Shareholders

Common Stock	Zhuoyu Li	11,662,695	(3)	30.0%

	Directors and Executive Officers

Common Stock	Zhuoyu Li Chief Executive Officer and Chairman of the Board	11,662,695		30.0%

Common Stock	Daqing Zhu Director	0		—	*

Common Stock	Jinjun Lu Director	0		—	*

Common Stock	Ale Fan Director	0		—	*

Common Stock	Lianfu Liu Director	121,000		—	*

	All executive officers and directors as a group	11,783,695		30.3%

* Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

(2)	In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 38,896,945 shares of common stock outstanding as of October 19, 2018, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Includes 10,565,308 shares that Mr. Zhuoyu Li inherited from the estate of his father, Mr. Tao Li, of which 497,387 shares were held by Mr. Zhuoyu Li’s mother.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2018, and June 30, 2017, the amount due to related parties was $3,271,619 and $3,071,102, respectively. As of June 30, 2018, and June 30, 2017, $1,057,000 and $1,051,652, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Tao Li, former Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of RMB24,480 (approximately $3,696).

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

Board Meetings

The Board held four meetings, by telephone, in the fiscal year ended June 30, 2018. In addition, the Board unanimously approved ten written consents on matters between meetings. During the fiscal year ended June 30, 2018, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

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

Item 14.	Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2017 and 2016:

	Years Ended
	June 30,	June 30,
	2018	2017
Audit Fees	$370,000	$280,000
Audit related fees		—
Tax fees	—	—
All Other Fees	—	—
Total	$370,000	$280,000

Audit Fees

On April 19, 2017, Kabani & Company, Inc. resigned as independent registered public accounting firm for the Company. On April 20, 2017, the Company engaged KSP Group, Inc. (“KSP”) as the Company’s independent registered public accounting firm. The aggregate fees billed by KSP for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $370,000 and $280,000 for the fiscal years ended June 30, 2018 and 2017, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $0 for the fiscal years ended June 30, 2018, and 2017, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by KSP for our consolidated financial statements as of and for the year ended June 30, 2018.

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

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Agriculture, Inc.

Date: October 19, 2018	By:	/s/ Zhuoyu “Richard” Li
Zhuoyu “Richard” Li, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 19, 2018	/s/ Zhuoyu “Richard” Li
Zhuoyu “Richard” Li, Chairman of the Board of Directors and CEO (principal executive officer)

October 19, 2018	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

October 19, 2018	/s/ Ale Fan
Ale Fan, Director

October 19, 2018	/s/ Lianfu Liu
Lianfu Liu, Director

October 19, 2018	/s/ Daqing Zhu
Daqing Zhu, Director

October 19, 2018	/s/ Jinjun Lu
Jinjun Lu, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2018

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

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

China Green Agriculture, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of China Green Agriculture, Inc. and its subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Agriculture, Inc. and its subsidiaries as of June 30, 2018 and 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

/s/ KSP Group, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, CA

October 19, 2018

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND 2017

	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$150,805,639	$123,031,537
Accounts receivable, net	174,460,937	139,596,455
Inventories	53,784,814	78,006,276
Prepaid expenses and other current assets	2,945,247	4,201,782
Amount due from related parties	235,551	1,412,844
Advances to suppliers, net	25,194,463	23,542,307
Current Assets for discontinued VIE	0	1,163,261
Total Current Assets	407,426,651	370,954,462

Plant, Property and Equipment, Net	30,894,683	34,191,332
Deferred Asset, Net	0	864,070
Other Assets	294,550	279,031
Other Non-current Assets	15,885,696	17,829,621
Intangible Assets, Net	20,317,914	21,979,421
Goodwill	8,166,467	8,125,148
Noncurrent Assets for discontinued VIE	0	1,458,545
Total Assets	$482,985,960	$455,681,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,128,921	$19,643,897
Customer deposits	7,251,967	7,007,509
Accrued expenses and other payables	10,207,058	9,066,465
Amount due to related parties	3,271,619	3,071,102
Taxes payable	29,952,206	2,690,407
Short term loans	4,726,300	7,678,111
Interest payable	462,060	256,904
Derivative liability	66,143	195,812
Current liabilities for discontinued VIE	0	107,908
Total Current Liabilities	83,066,274	49,718,115

Long-term Liabilities
Long-term loan	0	3,549
Convertible notes payable	7,371,899	8,431,912
Noncurrent liabilities for discontinued VIE	0	0
Total Liabilities	$90,438,173	$58,153,576

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 38,896,945 and 38,551,265 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	38,897	38,551
Additional paid-in capital	129,337,035	128,915,651
Statutory reserve	30,947,344	28,962,302
Retained earnings	235,822,726	244,738,993
Accumulated other comprehensive income	(3,598,215)	(5,127,443)
Total Stockholders’ Equity	392,547,787	397,528,054

Total Liabilities and Stockholders’ Equity	$482,985,960	$455,681,630

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017
Sales
Jinong	$97,722,842	$106,642,032
Gufeng	$112,983,573	$104,446,239
Yuxing	$10,485,030	$8,517,231
VIEs - others	$65,862,085	$58,242,984
Net sales	$287,053,530	$277,848,486
Cost of goods sold
Jinong	$48,209,038	$48,056,379
Gufeng	$98,485,737	$89,913,446
Yuxing	$8,752,977	$6,872,878
VIEs - others	$57,496,845	$50,290,603
Cost of goods sold	$212,944,597	$195,133,306
Gross profit	$74,108,933	$82,715,180
Operating expenses
Selling expenses	$19,812,492	$32,218,579
General and administrative expenses	24,494,654	$18,975,989
Total operating expenses	$44,307,146	$51,194,568
Income from operations	29,801,787	31,520,612
Other income (expense)
Other income (expense)	(499,861)	(82,186)
Discontinued VIE operation - Zhenbai	(331,995)	0
Interest income	502,730	318,404
Interest expense	(592,153)	(544,404)
Total other income (expense)	(921,279)	(308,186)
Income before income taxes	28,880,508	31,212,426
Provision for income taxes	35,852,127	6,511,880
Net (loss) income from continuing operations	(6,971,619)	24,700,546
Net income from discontinued operations, net of tax	40,394	451,608
Net (loss) income	(6,931,225)	25,152,154
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,529,229	568,944
Comprehensive income (loss)	(5,401,996)	$25,721,098

Basic weighted average shares outstanding	38,631,765	38,093,028
Basic net earnings per share – from continuing operations	(0.18)	0.65
Basic net earnings per share – from discontinued operations	0.00	0.01
Basic net earnings per share	(0.18)	0.66
Diluted weighted average shares outstanding	38,631,765	38,093,028
Diluted net earnings per share– from continuing operations	(0.18)	0.65
Diluted net earnings per share – from discontinued operations	0.00	0.01
Diluted net earnings per share	(0.18)	0.66

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2016	37,648,605	$37,648	$127,593,932	$27,203,861	$221,345,279	$(5,696,388)	$370,484,332

Net income	0	0	0	0	25,152,154		25,152,154

Issuance of stock for consulting services	32,660	33	41,179	0	0	0	41,212

Stock based compensation	870,000	870	1,280,539	0	0	0	1,281,409

Transfer to statutory reserve	0	0	0	1,758,441	(1,758,441)	0	0

Other comprehensive income	0	0	0	0	0	568,944	568,944

BALANCE, JUNE 30, 2017	38,551,265	$38,551	$128,915,650	$28,962,302	$244,738,992	$(5,127,444)	$397,528,051

Net income	0	0	0	0	(6,931,225)		(6,931,225)

Issuance of stock for consulting services	0	0	0	0	0	0	0

Stock based compensation	345,680	346	421,384	0	0	0	421,730

Transfer to statutory reserve	0	0	0	1,985,042	(1,985,042)	0	0

Other comprehensive income	0	0	0	0	0	1,529,229	1,529,229

BALANCE, June 30, 2018	38,896,945	$38,897	$129,337,035	$30,947,344	$235,822,725	$(3,598,215)	$392,547,785

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	2018	2017
Cash flows from operating activities
Net income/(loss)	$(6,931,225)	$25,152,154
Income from discontinued operations, net of income taxes	40,394	451,608
Income from continuing operations, net of income taxes	(6,971,619)	24,700,546
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Issuance of common stock and stock options for compensation	421,730	1,282,080
Gain/loss on discontinuing sales VIE	331,995	0
Depreciation and amortization	6,200,506	17,275,512
Provision for losses on accounts receivable	15,322,962	8,926,204
Gain (Loss) on disposal of property, plant and equipment	66,482	108,309
Amortization of debt discount	601,510	228,292
Change in fair value of derivative liability	(119,713)	29,457
Shares of service	0	41,212
Changes in operating assets
Accounts receivable	(50,114,067)	(30,833,382)
Amount due from related parties	724,456	(910,622)
Other current assets	1,762,732	(2,791,737)
Inventories	25,068,160	9,788,313
Advances to suppliers	25,533,988	997,780
Other assets	2,072,008	(17,116,355)
Changes in operating liabilities
Accounts payable	7,522,043	13,415,112
Customer deposits	212,342	398,009
Tax payables	(1,794,827)	(1,374,636)
Accrued expenses and other payables	1,017,164	(2,319,251)
Interest payable	290,638	251,064
Net cash provided by continuing operating activities	28,148,489	22,095,907
Net cash provided by (used in) discontinued operation	(10,952)	(381,943)
Net cash provided by operating activities	28,137,537	21,713,964

Cash flows from investing activities
Purchase of plant, property, and equipment	(41,114)	(42,283)
Cash paid for acquisition, net	0	(127,978)
Accrued expenses and other payables	0	(5,432,372)
Change in construction in process	(14,359)	(210,873)
Net cash used in continuing investing activities	(55,473)	(5,813,506)
Net cash used in discontinued investing activities	(8,273)	0
Net cash used in investing activities	(63,746)	(5,813,506)

Cash flows from financing activities
Proceeds from loans	3,129,812	5,948,021
Repayment of loans	(6,179,300)	(3,154,956)
Advance from related party	195,013	600,000
Net cash provided by continuing financing activities	(2,854,475)	3,393,065
Net cash provided by discontinued financing activities	19,011	0
Net cash provided by financing activities	(2,835,464)	3,393,065

Effect of exchange rate change on cash and cash equivalents	2,535,774	860,540
Net increase in cash and cash equivalents	27,774,102	20,154,063

Cash and cash equivalents, beginning balance	123,031,537	102,877,475
Cash and cash equivalents, ending balance	$150,805,639	$123,031,537

Supplement disclosure of cash flow information
Interest expense paid	$303,651	$289,869
Income taxes paid	$7,227,660	$6,899,600

Supplement non-cash activities
Convertible note issued for acquisitions	$0	$1,503,277
Derivative liability issued for acquisitions	$0	$20,626
Nonmonetary sales and purchases	$54,434,270	$58,205,497

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

The Company’s current corporate structure as of is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2018 and 2017 was $150,805,639 and $123,031,537, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $19,902 and $142,919 in cash in two banks in the United States as of June 30, 2018 and 2017, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2018, and 2017, the Company had accounts receivable of $199,012,733 and $149,053,878, net of allowance for doubtful accounts of $174,460,937 and $139,596,455, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Other receivable

Other receivable relates to the amount due from party other than the counterparties of the business contracts and trades that the Company and the subsidiaries entered. The Company had none other receivable during the year ended Jun 30, 2018 and the year ended June 30, 2017.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At June 30, 2018 and 2017, the Company had no reserve for obsolete goods.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. At June 30, 2018 and 2017, the Company determined that there were no impairments of its long-lived assets.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, if the distributors are actively selling the Company’s products. For the years ended June 30, 2018 and 2017, the Company amortized $864,070 and $12,567,551, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending June 30, 2019 is 0 since all deferred assets are fully amortized.

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

	June 30,	June 30,
	2018	2017
Total Deferred Assets	$11,580,304	$11,580,304
Less: accumulated amortization	$(11,580,304)	$(10,716,234)
Total	$0	$864,070

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2018 and 2017 respectively.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner comparable to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2018, and 2017, the Company performed the required impairment review which resulted in no impairment adjustment.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Summary of changes in goodwill by reporting segments is as follows:

	Balance at		Foreign	Balance at
	June 30,	Additions	Currency	June 30,
Segment	2017	/Deletion	Adjustment	2018

Gufeng	$4,814,199		$(24,482)	4,838,681
Acquisition of VIE Companies	3,837,038	(528,765)	19,513	3,327,786
	$8,651,237	$(528,765)	$(4,969)	$8,166,467

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2018.

	Fair Value	Fair Value Measurements at
	As of June 30,	June 30, 2018
Description	2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$66,143	$	$66,143	$-

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

At June 30, 2018, the only derivative financial instrument is the variable conversion feature embedded in the convertible notes payable (See Note 9). The fair value of the embedded conversion of $66,143 is recorded as a derivative liability at June 30, 2018. The fair value was determined using a binomial option pricing model with the following assumptions:

Risk-free rate	4.5%
Volatility	81.4%
Dividend yield	0.0%
Country risk premium	0.9%
Liquidity risk premium	3.0%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2018, and 2017, the Company had customer deposits of $7,251,967 and $7,007,570, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2018, and 2017. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

JUNE 30, 2018

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

As of June 30, 2018, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the seven sales VIEs that the Company acquired on June 30, 2016 and January 1, 2017. As of June 30, 2018, the Company maintained four main business segments.

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2018	2017
Net Income for Basic Earnings Per Share	$-6,931,225	$25,152,154
Basic Weighted Average Number of Shares	38,631,765	38,093,028
Net Income Per Share – Basic	$-0.18	$0.66
Net Income for Diluted Earnings Per Share	$-6,931,225	$25,152,154
Diluted Weighted Average Number of Shares	38,631,765	38,093,028
Net Income Per Share – Diluted	$-0.18	$0.66

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2018 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2018	2017
Raw materials	$13,154,465	$39,397,711
Supplies and packing materials	$566,254	$540,151
Work in progress	$417,130	$421,496
Finished goods	$39,646,965	$37,655,533
Total	$53,784,814	$78,013,891

During the year ended June 30, 2018, the Company sold compound fertilizers (finished goods) to certain parties at market price, and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times, and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $54,434,270 during the year ended June 30, 2018. No gain or loss incurred as the result of the nonmonetary transactions.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	June 30,
	2018	2017
Building and improvements	$40,319,393	$40,113,868
Auto	3,504,028	3,473,352
Machinery and equipment	18,765,192	18,760,880
Agriculture assets	768,528	764,660
Total property, plant and equipment	63,357,141	63,111,079
Less: accumulated depreciation	(32,462,458)	(28,919,747)
Total	$30,894,683	$34,191,332

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2018	2017
Land use rights, net	$9,930,420	$10,121,591
Technology patent, net	3,570	-
Customer relationships, net	3,578,724	5,578,641
Non-compete agreement	659,500	1,092,584
Trademarks	6,145,700	6,119,875
Total	$20,317,914	$22,911,876

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,050,919). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1, 045,950 (or $157,938). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7, 285,099 (or $1,100,050). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30,			June 30,
	2017	Additions	Amortization	2018
Land use rights	$12,246,630	-		12,308,907
Less: accumulated amortization	(2,125,039)		(253,449)	(2,378,488)
Total land use rights, net	$10,121,591			9,930,419

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $887,135) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,389,200) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2018, this technology patent is fully amortized.

The technology know-how consisted of the following:

	June 30,			June 30,
	2017	Additions	Amortization	2018
Technology know-how	$2,264,818	-		$2,276,335
Less: accumulated amortization	(2,264,818)			(2,276,335)
Total technology know-how, net	$-			$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $9,815,000) and is amortized over the remaining useful life of ten years. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB14,729,602 (or $2,224,170) and is amortized over the remaining useful life of seven to ten years.

	June 30,	Additions/		June 30,
	2017	Deletion	Amortization	2018
Customer relationships	$12,757,628	(718,459)		$12,039,169
Less: accumulated amortization	(7,178,987)		(1,281,458)	(8,460,445)
Total customer relationships, net	$5,578,641	(718,459)	(1,281,458)	$3,578,724

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $199,320) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,843,439 (or $1,033,359) and is amortized over the remaining useful life of five years using the straight line method.

	June 30,	Additions/		June 30,
	2017	Deletion	Amortization	2018
Non-compete agreement	$1,515,218	(282,538)		$1,232,680
Less: accumulated amortization	(422,634)		(150,546)	(573,180)
Total non-compete agreement, net	$1,092,584	(282,538)	(150,546)	$659,500

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $6,145,700) and is subject to an annual impairment test. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired trademarks was estimated to be RMB29,648 (or $4,477) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Years Ending June 30,	Expense ($)
2019	1,909,661
2020	1,870,627
2021	865,887
2022	624,857
2023	585,372

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to lease the land use for the Company. As of June 30, 2018, the balance of other non-current assets was $15,885,696, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2018 to 2027.

In March 2017, Jinong entered into the lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $2.0 million as expenses for the year ended June 30, 2018.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Estimated amortization expenses of the lease advance payments herein for the next four twelve-month periods ended June 30 and thereafter are as follows:

Years ending June 30,
2019	$2,027,175
2020	$2,027,175
2021	$2,027,175
2022	$2,027,175
2023 and thereafter	$9,804,171

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2018	2017
Payroll payable	$13,788	$103,412
Welfare payable	155,023	154,239
Accrued expenses	5,368,348	4,863,988
Acquisitions payable	-	-
Other payables	4,543,261	3,887,676
Other levy payable	126,638	125,998
Total	$10,207,058	$9,135,313

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,850,500). During the year ended June 30, 2018 and 2017, Yuxing has sold approximately $673,111 and $2,472,165 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $235,551 and $1,412,844 as of June 30, 2018 and 2017, respectively.

As of June 30, 2018, and June 30, 2017, the amount due to related parties was $3,271,619 and $3,071,102, respectively. As of June 30, 2018, and June 30, 2017, $1,057,000 and $1,051,652, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

As of June 30, 2018, the Company’s subsidiary, Jinong, owed 900LH.com. $393,565.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Tao Li, former Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of RMB24,480 (approximately $3,696).

NOTE 9 – LOAN PAYABLES

As of June30, 2018, the short-term loan payables consisted of four loans which mature on dates ranging from June 18, 2018 through May 21, 2019 with interest rates ranging from 4.35% to 6.31%. No. 1 is guaranteed with parent company’s credit for Jinong. Loans No. 2 and 3 below are collateralized by Tianjuyuan’s land use right and building ownership right. Loan No. 4 is guaranteed by the cash deposit.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2017
1	Beijing Agriculture Investment -small loan	August 4, 2017-July 30 2018	5.50%	151,000
2	Bank of Beijing - Pinggu Branch	May 22, 2018-May 21, 2019	5.22%	1,510,000
3	Postal Saving Bank of China - Pinggu Branch	June 19, 2018-June 18, 2019	6.31%	3,020,000
4	Agriculture Bank -Pinggu Branch	June 28, 2017-September 27, 2018	4.35%	45,300
	Total			$4,726,300

The interest expense from short-term loans was $592,153 and $549,650 for the year ended June 30, 2018 and 2017, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,701,000) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,812,000) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

The Company determined that the fair value of the convertible notes payable was RMB 48,820,525 ($7,371,899) and RMB 56,124,446 ($8,431,912) as of June 30, 2018 and June 30, 2017, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of June 30, 2018, the accumulated amortization of this discount into accretion expenses was $922,049.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2018 and 2017 of $3,501,354 and $3,521,978, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $2,471,593 and $2,148,326 for the year ended June 30, 2018 and 2017, respectively.

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2018	2017
VAT provision	$(449,140)	$(575,872)
Income tax payable	554,065	2,229,735
Other levies	836,747	1,036,544
Total	$941,672	$2,690,407

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

The provision for income taxes consists of the following:

	Years Ended June 30,
	2018	2017
Current tax – foreign	$6,841,592	$6,511,880
Repatriation Tax	29,010,535
Deferred tax	-	-
	$35,852,127	$6,511,880

The components of deferred income tax assets and liabilities are as follows:

	June 30,	June 30,
	2018	2017
Deferred tax assets:
Net operating loss	$14,997,710	$14,607,802
Total deferred tax assets	14,997,710	14,607,802
Less valuation allowance	(14,997,710)	(14,607,802)
	$-	$-

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

At June 30, 2018, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $15.0 million valuation allowance associated with its deferred tax assets.

U.S. Tax Cuts and Jobs Act and Provisional Estimates

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 27.5%. This is the result of using the tax rate of 34% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018.

The TCJA was effective in the second quarter of fiscal year 2018. As of June 30, 2018, we have not completed our accounting for the estimated tax effects of the TCJA. During fiscal year 2018, we recorded a provisional net charge of $29.0 million related to the TCJA based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), Financial Accounting Standards Board, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the TCJA will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date.

During fiscal year 2018, we recorded an estimated net charge of $29.0 million related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $292.5 million.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Tax Rate Reconciliation

Our effective tax rates were approximately 124.0% and 20.6% for years ended June 30, 2018 and 2017, respectively, with the effect of repatriation tax. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the years ended June 30, 2018 and 2017 for the following reasons:

June 30, 2018

	China		United States
	15% - 25%		27.5%		Total

Pretax income (loss)	$30,338,751		(1,417,849)		$28,920,902

Expected income tax expense (benefit)	7,584,688	25.0%	(389,908)	27.5%	7,194,779
High-tech income benefits on Jinong	(3,501,354)	(12.0)%	-	-	(3,501,354)
Losses from subsidiaries in which no benefit is recognized	2,758,258	9%	-	-	2,758,258
Change in valuation allowance on deferred tax asset from US tax benefit	-		389,908	(27.5)%	389,908
Repatriation Tax	0		29,010,535		29,010,535
Actual tax expense	$6,841,592	22.6%	$29,010,535	%	$35,852,127	124.0%

June 30, 2017

Tax Rate Reconciliation

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$34,028,617		$(2,364,584)		$31,664,033

Expected income tax expense (benefit)	8,507,154	25%	(803,958)	34%	7,703,196
High-tech income benefits on Jinong	(2,033,489)	-6.0%			(2,033,489)
Gains from subsidiaries in which additional benefit is recognized	38,215	0.1%			38,215
Change in valuation allowance on deferred tax asset from US tax benefit	0		803,958	(34)%	803,958
Actual tax expense	$6,511,880	19.1%	$0	0%	$6,511,880	20.6%

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

JUNE 30, 2018

On December 30, 2016, the Company granted an aggregate of 870,000 shares of restricted stock under the 2009 Plan to certain key employees. The stock grants vest immediately. The value of the restricted stock awards was $1,044,000 and is based on the fair value of the Company’s common stock on the grant date.

The following table sets forth changes in compensation-related restricted stock awards during the twelve-month periods ended June 2018 and 2017:

		Fair	Grant Date
	Number of	Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2017	-	$-
Granted	-	-	$-
Forfeited	-
Vested	-	-
Outstanding (unvested) at June 30, 2018	-	$-

As of June 30, 2018, the unamortized expense related to the grant of restricted shares of common stock was nil. The fair value of the restricted common stock awards was based on the closing price of the Company’s common stock on the grant date. The fair value of the common stock awarded is amortized over the various vesting terms of each grant.

The following table sets forth changes in compensation-related restricted stock awards during years ended June 30, 2018 and 2017:

		Fair	Grant Date
	Number of	Value of	Fair Value
	Shares	Shares	Per share
Outstanding (unvested) at June 30, 2016	588,000	$235,264
Granted	870,000	1,044,000	$1.20
Forfeited	-	-
Vested	(1,458,000)	(1,279,264)
Outstanding (unvested) at June 30, 2017	-	-

Granted
Forfeited
Vested
Outstanding (unvested) at June 30, 2018

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

During the year ended June 30, 2018, the Company issued 345,680 shares of common stock for share-based compensation valued at $421,730. The shares were valued at the market price on the date of issuance.

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

As of June 30, 2018, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2018 and 2017.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Vendor and Customer Concentration

There were two vendors, from which the Company purchased 8.5% and 7.1% of its raw materials for fertilizer manufacturing during the year ended June 30, 2018. Total purchase from these two vendors was amounted to $20,020,959 as June 30, 2018.

There were two vendors, from which the Company purchased 14.1% and 12.2% of its raw materials for fertilizer manufacturing during the year ended June 30, 2017. Total purchase from these two vendors was amounted to $21,033,713 as June 30, 2017.

Two customers, accounted for an aggregated amount of $34,652,664 or 7.5% and 7.3% of the Company’s manufactured fertilizer sales for the year ended June 30, 2018.

Two customers, accounted for an aggregated amount of $31,379,821 or 7.1% and 7.0% of the Company’s manufactured fertilizer sales for the year ended June 30, 2017.

NOTE 15 – SEGMENT REPORTING

As of June 30, 2018, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
	2018	2017
Revenues from unaffiliated customers:
Jinong	$97,722,842	$106,642,032
Gufeng	112,983,573	104,446,239
Yuxing	10,485,030	8,517,231
Sales VIEs	65,862,085	58,242,984
Consolidated	$287,053,530	$277,848,486

Operating income :
Jinong	$23,471,811	$22,562,310
Gufeng	10,151,272	8,286,761
Yuxing	(506,077)	(2,376,007
Sales VIEs	(1,897,364)	5,412,132
Reconciling item (1)	0	0
Reconciling item (2)	(1,417,855)	(1,082,505)
Reconciling item (3) --stock compensation	0	(1,282,079)
Consolidated	$29,801,787	$31,520,612

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Net income:
Jinong	$19,841,004		$18,699,889
Gufeng	7,172,837		6,264,392
Yuxing	(484,398)		(2,375,961
Sales VIEs	(2,700,288)		4,925,927
Reconciling item (1)	6		15
Reconciling item (2)	(30,428,390)		(2,364,598)
Reconciling item (3)	$(331,996)	$
Consolidated	$(6,931,225)		$25,152,153
Depreciation and Amortization:
Jinong	$1,720,419		$13,358,370
Gufeng	2,246,657		2,302,047
Yuxing	1,407,367		1,366,840
Sales VIEs	826,063		248,255
Consolidated	$6,200,506		$17,275,512
Interest expense:
Jinong	290,638
Gufeng	377,593		290,126
Yuxing	0		251,064
Sales VIEs	(76,078)		8,460
Consolidated	$592,153		$549,650

Capital Expenditure:
Jinong	$7,212		$9,582
Gufeng	7,800		12,273
Yuxing	5,448		6,210
Sales VIEs	20,655		14,217
Consolidated	$41,114		$42,283

	As of
	June 30,	June 30,
	2018	2017
Identifiable assets:
Jinong	$226,335,489	$213,355,900
Gufeng	168,572,947	156,648,924
Yuxing	0	40,965,345
Sales VIEs	87,567,782	42,441,466

Reconciling item (1)	512,622	142,919
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$482,985,960	$453,551,675

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	Reconciling amounts refer to the loss on discontinuing sales VIE of Shenqiu Zhenbai.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2018 and 2017, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On June 29, 2016, Jinong signed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a two-year term effective as of July 1, 2016 with monthly rent of $3,696 (approximately RMB 24,480).

In January 2008, Jintai signed a ten-year land lease with Xi’an Jinong Hi-tech Agriculture Demonstration Zone for a monthly rent of $785 (RMB 5,200).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $447 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $53,536 and $148,632 as rent expenses for the years ended June 30, 2018 and 2017, respectively. The contingent rent expenses herein for the next five years ended June 30, are as follows:

Years ending June 30,
2019	49,718
2020	49,718
2021	49,718
2022	49,718
2023	49,718

NOTE 17 – VARIABLE INTEREST ENTITIES

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

JUNE 30, 2018

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2018 and June 30, 2017:

	June 30,	June 30,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$982,312	$374,587
Accounts receivable, net	38,295,505	30,687,859
Inventories	21,133,970	21,314,940
Other current assets	988,051	2,195,156
Related party receivable	(359,005)	0
Advances to suppliers	848,458	2,380,812
Total Current Assets	61,889,291	56,953,354

Plant, Property and Equipment, Net	11,206,667	12,418,906
Other assets	226,654	225,508
Intangible Assets, Net	11,348,180	13,002,818
Goodwill	3,319,732	3,837,038
Total Assets	$87,990,524	$86,437,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$0	166,311
Accounts payable	$25,584,614	$18,355,921
Customer deposits	841,694	1,375,785
Accrued expenses and other payables	3,896,340	3,833,868
Amount due to related parties	43,339,286	42,741,043
Total Current Liabilities	73,661,934	66,472,928
Long-term Loan	0	3,549
Total Liabilities	$73,661,934	66,476,477

Stockholders’ equity	14,328,590	19,961,147

Total Liabilities and Stockholders’ Equity	$87,990,524	$86,437,624

	Years Ended June 30,
	2018	2017
Revenue	$77,351,284	$74,124,754
Expenses	80,535,970	71,572,295
Net income	$(3,184,686)	$2,552,459

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 18 – BUSINESS COMBINATIONS

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

JUNE 30, 2018

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

JUNE 30, 2018

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

For the discontinuation of Zhenbai made on November 30, 2017, the Company gave up the control of the following assets in Zhenbai:

Working Capital	$1,179,352
Intangible assets	896,559
Customer Relationship	684,727
Non-compete Agreement	211,833
Goodwill	538,488
Total Asset	$2,614,401

In return, the purchase consideration returned to the Company from Zhenbai’s shareholders is summarized below:

Cash	$461,330
Interest Payable	83,039
Convertible notes	1,724,683
Derivative liability	13,353
Total Payback	$2,282,406
Net Loss	(331,995)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Company’s PRC subsidiaries net assets as of June 30, 2018 and 2017 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets	As of June 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$16,952	$139,969
Other current assets	71	71
Total Current Assets	17022	140,040

Long-term equity investment	400,248,804	404,406,925
Total long-term assets	400,248,804	404,406,925
Total Assets	$400,248,804	$404,546,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	2,183,756	1,988,743
Other payables and accrued expenses	5,319,763	4,815,649
Total Current Liabilities	7,718,039	7,018,913

Stockholders’ Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 38,896,945 and 38,551,265 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	38,897	38,551
Additional paid in capital	129,337,035	128,915,651
Accumulated other comprehensive income	(3,598,215)	(5,127,444)
Retained earnings	266,770,070	273,701,295
Total Stockholders’ Equity	392,547,787	397,528,052
Total Liabilities and Stockholders’ Equity	$400,265,826	$404,546,965

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Condensed Statements of Operations	Year ended June 30,
	2018	2017
Revenue	$-	$-
General and administrative expenses	1,417,855	2,364,598
Interest income	6	15
Provision for tax	29,010,535	0
Equity investment in subsidiaries	23,497,159	27,516,737
Net income	$(6,931,225)	$25,152,153

Condensed Statements of Cash Flows	Year Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(29,438,540)	$(627,526)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	195,013	600,000
Cash and cash equivalents, beginning balance	139,969	167,495
Cash and cash equivalents, ending balance	$(29,103,559)	$139,969

Notes to Condensed Parent Company Financial Information

As of June 30, 2018, and 2017, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

