Form 10-Q
period 2018-09-30
China Green Agriculture, Inc.
filed 2018-11-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,896,945 shares of common stock, $0.001 par value, as of November 14, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	June 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$153,154,657	$150,805,639
Accounts receivable, net	136,794,689	174,460,937
Inventories	85,975,555	53,784,814
Prepaid expenses and other current assets	3,791,349	2,945,247
Amount due from related parties	249,087	235,551
Advances to suppliers, net	18,497,101	25,194,463
Total Current Assets	398,462,437	407,426,651

Plant, Property and Equipment, Net	29,028,781	30,894,683
Other Assets	284,016	294,550
Other Non-current Assets	14,821,931	15,885,696
Intangible Assets, Net	19,163,847	20,317,914
Goodwill	7,874,421	8,166,467
Total Assets	$469,635,433	$482,985,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$22,463,673	$27,128,921
Customer deposits	5,785,249	7,251,967
Accrued expenses and other payables	11,029,573	10,207,058
Amount due to related parties	3,232,715	3,271,619
Taxes payable	29,459,231	29,952,206
Short term loans	4,368,000	4,726,300
Interest payable	514,332	462,060
Derivative liability	333	66,143
Total Current Liabilities	76,853,106	83,066,274

Long-term Liabilities
Convertible notes payable	7,210,528	7,371,899
Total Liabilities	$84,063,634	$90,438,173

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 38,896,945 and 38,896,945, shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	38,897	38,897
Additional paid-in capital	129,337,035	129,337,035
Statutory reserve	31,580,247	30,947,344
Retained earnings	244,201,627	235,822,726
Accumulated other comprehensive income	(19,586,007)	(3,598,215)
Total Stockholders' Equity	385,571,799	392,547,787

Total Liabilities and Stockholders' Equity	$469,635,433	$482,985,960

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2018	2017
Sales
Jinong	$22,496,533	$26,773,760
Gufeng	17,473,251	18,222,066
Yuxing	2,387,546	1,792,643
VIEs - others	15,597,476	15,340,182
Net sales	57,954,806	62,128,651
Cost of goods sold
Jinong	11,203,172	13,112,756
Gufeng	15,304,863	15,986,429
Yuxing	2,047,163	1,392,553
VIEs - others	12,929,968	12,693,629
Cost of goods sold	41,485,166	43,185,367
Gross profit	16,469,640	18,943,284
Operating expenses
Selling expenses	3,420,427	5,154,197
Selling expenses - amortization of deferred asset
General and administrative expenses	2,309,359	6,914,802
Total operating expenses	5,729,786	12,068,999
Income from operations	10,739,854	6,874,285
Other income (expense)
Other income (expense)	(38,330)	(7,211)
Interest income	127,383	87,914
Interest expense	(162,686)	(179,575)
Total other income (expense)	(73,633)	(98,872)
Income before income taxes	10,666,221	6,775,413
Provision for income taxes	1,654,416	1,722,655
Net income from continuing operations	9,011,805	5,052,758
Net income from discontinued operation, net of tax	-	42,070
Net income	9,011,805	5,094,828

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(15,987,792)	240,218
Comprehensive income (loss)	$(6,975,987)	$5,335,046

Basic weighted average shares outstanding	38,896,945	38,185,277
Basic net earnings per share-from continue operations	$0.23	$0.13
Basic net earnings per share-from discontinue operations	-	-

Diluted weighted average shares outstanding	38,896,945	38,185,277
Diluted net earnings per share-from continue operations	$0.23	0.13
Diluted net earnings per share-from discontinue operations	-	-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$9,011,805	$5,094,828
Income from discontinued operations, net of income taxes	-	42,070
Income from continued operations, net of income taxes	9,011,805	5,052,758
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,226,500	1,900,626
Gain (Loss) on disposal of property, plant and equipment	4,451	15,109
Amortization of debt discount	103,219	105,293
Change in fair value of derivative liability	(101,807)	(79,343)
Changes in operating assets
Accounts receivable	31,722,160	37,881,192
Amount due from related parties	(22,165)	(121,120)
Other current assets	1,012,668	1,531,095
Inventories	(34,434,298)	(41,278,460)
Advances to suppliers	5,850,761	5,052,781
Other assets	(1,472,705)	447,190
Changes in operating liabilities
Accounts payable	(3,737,493)	4,461,065
Customer deposits	(1,218,707)	(1,197,303)
Tax payables	(457,945)	(1,973,188)
Accrued expenses and other payables	962,954	237,624
Interest payable	69,442	70,836
Net cash provided by continued operating activities	8,518,839	12,106,155
Net cash provided by (used in) discontinued operation	-	(10,782)
Net cash provided by operating activities	8,518,839	12,095,373

Cash flows from investing activities
Purchase of plant, property, and equipment	(31,273)	(5,929)
Change in construction in process	-	(11,280)
Net cash used in investing activities	(31,273)	(17,209)

Cash flows from financing activities
Proceeds from loans	-	1,802,500
Repayment of loans	(191,056)	(3,156,300)
Net cash used in financing activities	(191,056)	(1,353,800)

Effect of exchange rate change on cash and cash equivalents	(5,947,491)	134,551
Net increase in cash and cash equivalents	2,349,019	10,858,915

Cash and cash equivalents, beginning balance	150,805,639	123,050,548
Cash and cash equivalents, ending balance	$153,154,657	$133,909,463

Supplement disclosure of cash flow information
Interest expense paid	$106,597	$725,317
Income taxes paid	$2,118,026	$3,695,843

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

4

The Company’s corporate structure as of September 30, 2018 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2018 and June 30, 2018 were $153,154,657 and $150,805,639, respectively. The Company had $153,141,535 and $150,785,737 in cash in banks in China, and $13,122 and $19,902 in cash in two banks in the United States as of September 30, 2018 and June 30, 2018, respectively. Cash overdrafts as of a balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of September 30, 2018, and June 30, 2018, the Company had accounts receivable of $136,794,689 and $174,460,937, net of allowance for doubtful accounts of $24,387,808 and $24,551,796, respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At September 30, 2018 and 2017, the Company had no reserve for obsolete goods.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2018 and 2017 respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2018, and June 30, 2018, the Company had customer deposits of $5,785,249 and $7,251,967, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30,
	2018	2017
Net Income for Basic Earnings Per Share	$9,011,805	$5,094,828
Basic Weighted Average Number of Shares	38,896,945	38,185,277
Net Income Per Share – Basic	$0.23	$0.13
Net Income for Diluted Earnings Per Share	$9,011,805	$5,094,828
Diluted Weighted Average Number of Shares	38,896,945	38,185,277
Net Income Per Share – Diluted	$0.23	$0.13

Recent accounting pronouncements

Revenue Recognition:  In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements and have not yet selected a transition approach.

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

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017 and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective July 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

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

Stock-based Compensation: In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share-based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2018	2018
Raw materials	$30,149,050	$13,154,465
Supplies and packing materials	$523,992	$566,254
Work in progress	$386,158	$417,130
Finished goods	$54,916,355	$39,646,965
Total	$85,975,555	$53,784,814

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2018	2018
Building and improvements	$38,877,508	$40,319,393
Auto	3,387,289	3,504,028
Machinery and equipment	18,097,309	18,765,192
Agriculture assets	741,044	768,528
Total property, plant and equipment	61,103,149	63,357,141
Less: accumulated depreciation	(32,074,369)	(32,462,458)
Total	$29,028,781	$30,894,683

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2018	2018
Land use rights, net	$9,516,800	$9,930,420
Technology patent, net	3,334	3,570
Customer relationships, net	3,131,697	3,578,724
Non-compete agreement	586,096	659,500
Trademarks	5,925,920	6,145,700
Total	$19,163,847	$20,317,914

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,655,721). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $152,290). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,060,710). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2018	2018
Land use rights	$11,868,721	12,308,907
Less: accumulated amortization	(2,351,921)	(2,378,488)
Total land use rights, net	$9,516,800	9,930,419

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $855,410) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,339,520) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2018, this technology patent is fully amortized.

The technology know-how consisted of the following:

	September 30,	June 30,
	2018	2018
Technology know-how	$2,199,715	$2,276,335
Less: accumulated amortization	(2,199,715))	(2,276,335)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,464,000) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16,472,179 (or $2,398,349) and is amortized over the remaining useful life of seven to ten years.

	September 30,	June 30,
	2018	2018
Customer relationships	$11,608,629	$12,039,169
Less: accumulated amortization	(8,476,932))	(8,460,445))
Total customer relationships, net	$3,131,697	$3,578,724

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $192,192) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,150,683 (or $895,539) and is amortized over the remaining useful life of five years using the straight-line method.

	September 30,	June 30,
	2018	2018
Non-compete agreement	$1,188,597	$1,232,680
Less: accumulated amortization	(602,501)	(573,180)
Total non-compete agreement, net	$586,096	$659,500

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $5,925,920) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2019	1,841,368
2020	1,563,540
2021	774,915
2022	583,475
2023	530,802

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of September 30, 2018, the balance of other non-current assets was $16,776,611, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2018 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $.5 million as expenses for the three months ended September 30, 2018.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended September 30 and thereafter are as follows:

Twelve months ending September 30,
2019	$1,954,680
2020	$1,954,680
2021	$1,954,680
2022	$1,954,680
2023 and thereafter	$8,957,891

NOTE 7 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2018	2018
Payroll payable	$12,932	$13,788
Welfare payable	149,479	155,023
Accrued expenses	6,373,325	5,368,348
Other payables	4,371,728	4,543,261
Other levy payable	122,109	126,638
Total	$11,029,573	$10,207,058

NOTE 8 - RELATED PARTIES TRANSACTIONS

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,712,800). For the three months ended September 30, 2018 and 2017, Yuxing has sold approximately $71,962 and $133,690 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $249,087 and $235,551 as of September 30, 2018 and June 30, 2018, respectively.

As of September 30, 2018, and June 30, 2018, the amount due to related parties was $3,232,715 and $3,271,619, respectively.  As of September 30, 2018, and June 30, 2018, $1,019,200 and $1,057,000, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

As of September 30, 2018, and June 30, 2018, the Company’s subsidiary, Jinong, owed 900LH.com $431,907 and $393,565, respectively.

On June 29, 2016, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Tao Li, former Chairman and CEO of the Company, serves as Chairman of its board of directors. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2016 with monthly rent of RMB24,480 (approximately $3,564)

NOTE 9- LOAN PAYABLES

As of September 30, 2018, the short-term loan payables consisted of two loans which mature on dates ranging from May 21, 2019 through June 18, 2019 with interest rates ranging from 5.22% to 6.31%. Both loans are collateralized by Tianjuyuan’s land use right and building ownership right. .

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2018
1	Bank of Beijing - Pinggu Branch	May 22, 2018-May 21, 2019	5.22%	1,456,000
2	Postal Saving Bank of China - Pinggu Branch	June 19, 2018-June 18, 2019	6.31%	2,912,000
	Total			$4,368,000

The interest expense from short-term loans was $93,122 and $179,575 for the period ended September 30, 2018 and 2017 respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,425,600) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,747,200) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

The Company determined that the fair value of the convertible notes payable was RMB 49,522,859 ($7,210,528) and RMB 48,820,525 ($7,108,268) as of September 30, 2018 and June 30, 2018, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of September 30, 2018, the accumulated amortization of this discount into accretion expenses was $1,025,268.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three-month period ended September 30, 2018 and 2017 of $1,041,180 and $1,013,134, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $395,255 and $511,796 for the three months ended September 30, 2018 and 2017, respectively.

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

Income Taxes and Related Payables

	Sept 30,	June 30,
	2018	2018
VAT provision	$(444,722)	$(449,140)
Income tax payable	77,307	554,065
Other levies	821,723	836,747
Total	$454,308	$941,672

The provision for income taxes consists of the following

	September 30,	September 30,
	2018	2017
Current tax - foreign	$1,654,416	$1,722,655
Deferred tax	-	-
	$1,654,416	$1,722,655

Our effective tax rates were approximately 15.5% and 25.3% for the three months ended September 30, 2018 and 2017, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 34% to income before income taxes for the three months ended September 30, 2018 and 2017 for the following reasons:

September 30, 2018

Tax Rate Reconciliation

September 30, 2018

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$11,287,985		(621,765)		$10,666,220

Expected income tax expense (benefit)	2,821,996	25.0%	(130,571)	21.0%	2,691,426
High-tech income benefits on Jinong	(1,041,180)	(9.5)%	-	-	(1,041,180)
Losses from subsidiaries in which no benefit is recognized	(126,400)	(1.1)%	-	-	(126,400)
Change in valuation allowance on deferred tax asset from US tax benefit	-		130,571	(21.0)%	130,571
Actual tax expense	$1,654,416	14.7%	$-	-%	$1,654,416	15.5%

	China		United States
September 30, 2017	15% - 25%		34%		Total

Pretax income (loss)	$7,015,501		$(198,017)		$6,817,484

Expected income tax expense (benefit)	1,753,875	0.250	(67,326)	34%	1,686,549
High-tech income benefits on Jinong	(675,422)	-0.096			(675,422)
Losses from subsidiaries in which no benefit is recognized	644,202	0.092			644,202
Change in valuation allowance on deferred tax asset from US tax benefit	-		67,326	-34%	67,326
Actual tax expense	$1,722,655	24.6%	$-	0.00%	$1,722,655	25.3%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the quarters ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, and June 30, 2018, there were 38,896,945 and 38,896,945 shares of common stock issued and outstanding.

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

As of September 30, 2018, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There were four vendors from each of which the Company purchased more than 10% of its raw materials, with the total of 47.6% of its raw materials for the three months ended September 30, 2018. Total purchases from these four vendors amounted to $26,676,809 for the three-month period ended September 30, 2018.

There were six vendors from each of which the Company purchased more than 10% of its raw materials, with the total of 64.6% of its raw materials for the three months ended September 30, 2017. Total purchases from these six vendors amounted to $52,430,050 for the three-month period ended September 30, 2017.

No customer accounted for over 10% of the Company’s sales for the three months ended September 30, 2018 and 2017.

NOTE 14 – SEGMENT REPORTING

As of September 30, 2018, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended September 30,
Revenues from unaffiliated customers:	2018	2017
Jinong	$22,496,533	$26,773,760
Gufeng	17,473,251	18,222,066
Yuxing	2,387,546	1,792,643
Sales VIEs	15,597,474	15,340,182
Consolidated	$57,954,804	$62,128,651

Operating income:
Jinong	$6,928,090	$6,766,075
Gufeng	1,609,052	2,106,213
Yuxing	193,177	175,473
Sales VIEs	2,631,299	(1,808,652)
Reconciling item (1)	-	2
Reconciling item (2)	(621,764)	(198,019)
Consolidated	$10,739,854	$6,791,658

Net income:
Jinong	$5,900,016	$5,741,090
Gufeng	1,120,344	1,489,067
Yuxing	193,178	175,622
Sales VIEs	2,420,029	(2,070,864
Reconciling item (1)	2	2
Reconciling item (2)	(621,766)	(198,019)

Consolidated	$9,011,805	$5,052,758

Depreciation and Amortization:
Jinong	$198,258	$853,743
Gufeng	536,619	547,757
Yuxing	304,818	312,519
Sales VIEs	186,806	186,606
Consolidated	$1,226,500	$1,900,626

Interest expense:
Jinong	69,442	70,836
Gufeng	93,122	104,723

Sales VIEs	123	4,016
Consolidated	$162,686	$179,575

Capital Expenditure:
Jinong	$3,036	$3,341
Gufeng	26,988	13,868
Yuxing	1,249	-

Consolidated	$31,273	$17,209

	As of
	September 30,	June 30,
	2018	2018
Identifiable assets:
Jinong	$224,480,929	$226,335,489
Gufeng	160,920,365	168,572,947
Yuxing	-	-
Sales VIEs	83,654,118	87,567,782
Reconciling item (1)	582,901	512,622
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$469,635,433	$482,985,960

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.
(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On June 29, 2018, Jinong renewed an office lease with Kingtone Information.  Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a four-year term effective as of July 1, 2018 with monthly rent of $3,564 (approximately RMB 24,480).

Accordingly, the Company recorded an aggregate of $11,985 and $14,716 as rent expenses from these committed property leases for the three-month periods ended September 30, 2018 and 2017, respectively. The contingent rent expenses herein for the next five twelve-month periods ended September 30, are as follows:

Years ending September 30,
2019	$47,940
2020	47,940
2021	47,940
2022	47,940
2023	47,940

NOTE 16 – VARIABLE INTEREST ENTITIES

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack enough equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

Green Nevada through one of its subsidiaries, Jinong, entered into a series of agreements (the “VIE Agreements”) with Yuxing for it to qualify as a VIE, effective June 16, 2013.

The Company has concluded, based on the contractual arrangements, that Yuxing is a VIE and that the Company’s wholly-owned subsidiary, Jinong, absorbs majority of the risk of loss from the activities of Yuxing, thereby enabling the Company, through Jinong, to receive a majority of Yuxing expected residual returns.

On June 30, 2016 and January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements to qualify as VIEs with the shareholders of the sales VIE Companies.

Jinong, the sales VIE Companies, and the shareholders of the sales VIE Companies also entered into a series of contractual agreements for the sales VIE Companies to qualify as VIEs (the “VIE Agreements”).

On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, exited the VIE agreements with the shareholders of Zhenbai.

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of September 30, 2018 and June 30, 2018:

	September 30,	June 30,
	2018	2018

ASSETS
Current Assets
Cash and cash equivalents	$1,347,720	$982,312
Accounts receivable, net	35,129,065	38,295,505
Inventories	20,889,337	21,133,970
Other current assets	950,471	988,051
Related party receivable	249,087	(359,005)
Advances to suppliers	814,358	848,458
Total Current Assets	59,380,038	61,889,291

Plant, Property and Equipment, Net	10,548,189	11,206,667
Other assets	218,549	226,654
Intangible Assets, Net	10,724,735	11,348,180
Goodwill	3,181,816	3,319,732
Total Assets	$84,053,327	$87,990,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$-	$-
Accounts payable	20,951,481	25,584,614
Customer deposits	242,728	841,694
Accrued expenses and other payables	4,109,982	3,896,340
Amount due to related parties	41,903,021	43,339,286
Total Current Liabilities	$67,207,212	$73,661,934
Long-term Loan	-	-
Total Liabilities	$67,207,212	$73,661,934

Stockholders’ equity	16,846,115	14,328,590

Total Liabilities and Stockholders’ Equity	84,053,327	$87,990,524

	Three Months Ended September 30,
	2018	2017
Revenue	$17,985,020	$17,132,823
Expenses	15,371,814	19,112,207
Net income	$2,613,206	$(1,979,384)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the macro-economic environment in China and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 69.0% and 71.7% of our total revenues for the three months ended September 30, 2018 and 2017, respectively. The sales VIEs generated 26.9% and 25.5% of our revenues for the three months ended September 30, 2018 and 2017, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of September 30, 2018, we had developed and produced a total of 726 different fertilizer products in use, of which 142 were developed and produced by Jinong, 333 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2017 to 2018
	2018	2017	Amount	%
	(metric tons)
Jinong	18,605	14,525	4,080	28.1%
Gufeng	49,247	54,608	(5,361)	-9.8%
	67,851	69,133	(1,282)	-1.9%

	Three Months Ended September 30,
	2018	2017
	(revenue per tons)
Jinong	$1,294	$1,980
Gufeng	348	374

For the three months ended September 30, 2018, we sold approximately 67,851 metric tons of fertilizer products, as compared to 69,133 metric tons for the three months ended September 30, 2017. For the three months ended September 30, 2018, Jinong sold approximately 18,605 metric tons of fertilizer products, as compared to 14,525 metric tons for the three months ended September 30, 2017. For the three months ended September 30, 2018, Gufeng sold approximately 49,247 metric tons of fertilizer products, as compared to 54,608 metric tons for the three months ended September 30, 2017.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 37.5% of our fertilizer revenue for the three months ended September 30, 2018. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were: Shaanxi (12.5%), Heilongjiang (8.8%), Liaoning (6.5%), Inner Mongolia (5.7%) and Anhui (4.0%).

As of September 30, 2018, we had a total of 1,978 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,162 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 2.88% of its fertilizer revenues for the three months ended September 30, 2018. Gufeng had 318 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 63.6% of its revenues for the three months ended September 30, 2018.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 85.2% of our agricultural products revenue for the three months ended September 30, 2018 were Shaanxi (65.3%), Hebei (15.1%) and Sichuan (4.7%).

Recent Developments

New Products

During the three months ended September 30, 2018, Jinong did not launch any new fertilizer products but added 17 new distributors. During the three months ended September 30, 2018, Gufeng did not launch any new fertilizer products but added 2 new distributors.

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

Results of Operations

Three Months ended September 30, 2018 Compared to the Three Months ended September 30, 2017.

	2018	2017	Change $	Change %
Sales
Jinong	22,496,533	26,773,760	(4,277,227)	-16.0%
Gufeng	17,473,251	18,222,066	(748,815)	-4.1%
Yuxing	2,387,546	1,792,643	594,903	33.2%
Sales VIEs	15,597,476	15,340,182	257,294	1.7%
Net sales	57,954,806	62,128,651	(4,173,845)	-6.7%
Cost of goods sold
Jinong	11,203,172	13,112,756	(1,909,584)	-14.6%
Gufeng	15,304,863	15,986,429	(681,566)	-4.3%
Yuxing	2,047,163	1,392,553	654,610	47.0%
Sales VIEs	12,929,968	12,693,629	236,339	1.9%
Cost of goods sold	41,485,166	43,185,367	(1,700,201)	-3.9%
Gross profit	16,469,640	18,943,284	(2,473,644)	-13.1%
Operating expenses
Selling expenses	3,420,427	5,154,197	(1,733,770)	-33.6%
Selling expenses - amortization of deferred asset
General and administrative expenses	2,309,359	6,914,802	(4,605,443)	-66.6%
Total operating expenses	5,729,786	12,068,999	(6,339,213)	-52.5%
Income from operations	10,739,854	6,874,285	3,865,569	56,2%
Other income (expense)
Other income (expense)	(38,330)	(7,211)	(31,119)	431,5%
Interest income	127,383	87,914	39,469	44.9%
Interest expense	(162,686)	(179,575)	16,889	-9,4%
Total other income (expense)	(73,633)	(98,872)	25,239	-25,5%
Income before income taxes	10,666,221	6,775,413	3,890,808	57.4%
Provision for income taxes	1,654,416	1,722,655	(68,239)	-4.0%
Net income from continuing operations	9,011,805	5,052,758	3,959,047	78%
Net income from discontinued operation, net of tax	-	42,070	(42,070)	-100%

Net income	9,011,805	5,094,828	3,916,977	77%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(15,987,792)	240,218	(16,228,010)	-6755.5%
Comprehensive income (loss)	(6,975,987)	5,335,046	(12,268,963)	-231.8%

Net Sales

Total net sales for the three months ended September 30, 2018 were $57,954,806, a decrease of $4173,845 or 6.7%, from $62,128,651 for the three months ended September 30, 2017. This decrease was primarily due to a decrease in Jinong’s and Gufeng’s net sales.

For the three months ended September 30, 2018, Jinong’s net sales decreased $4,277,227, or 16.0%, to $22,496,533 from $26,773,760 for the three months ended September 30, 2017. This decrease was mainly attributable to the decrease in Jinong’s sales price in the last three months.

For the three months ended September 30, 2018, Gufeng’s net sales were $17,473,251, a decrease of $748,815, or 4.1% from $18,222,066 for the three months ended September 30, 2017. This decrease was mainly attributable to the decrease in Gufeng’s sales price in the last three months.

For the three months ended September 30, 2018, Yuxing’s net sales were $2,387,546, an increase of $594,903 or 33.2%, from $1,792,643 for the three months ended September 30, 2017. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top grade flowers during the three months ended September 30, 2018.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2018 was $41,485,166, a decrease of $1,700,201, or 3.9%, from $43185,367 for the three months ended September 30, 2017. The increase was mainly due to the decrease in Jinong’s and Gufeng’s cost of goods sold which increased 14.6% and 4.3% respectively.

Cost of goods sold by Jinong for the three months ended September 30, 2018 was $11,203,172, a decrease of $1,909,584, or 14.6%, from $13,112,756 for the three months ended September 30, 2017. The decrease in cost of goods was primarily attributable to the 16.0% decrease in net sale during the last three months.

Cost of goods sold by Gufeng for the three months ended September 30, 2018 was $15,304,863, a decrease of $681,566, or 4.3%, from $15,986,429 for the three months ended September 30, 2017. This decrease was primarily attributable to the4.1% decrease in net sale during the last three months.

For three months ended September 30, 2018, cost of goods sold by Yuxing was $2,047,163, an increase of $654,610, or 47.0%, from $1,392,553 for the three months ended September 30, 2017. This increase was mainly due to the increase in Yuxing’s net sales during the last three months.

Gross Profit

Total gross profit for the three months ended September 30, 2018 decreased by $2,473,644, or 13.1%, to $16,469,640, as compared to $18,943,284 for the three months ended September 30, 2017. Gross profit margin was 28.4% and 30.5% for the three months ended September 30, 2018 and 2017, respectively.

Gross profit generated by Jinong decreased by $2,367,643, or 17.3%, to $11,293,361 for the three months ended September 30, 2018 from $13,661,004 for the three months ended September 30, 2017. Gross profit margin from Jinong’s sales was approximately 50.2% and 51.0% for the three months ended September 30, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the lower sales prices.

For the three months ended September 30, 2018, gross profit generated by Gufeng was $2,168,388, a decrease of $67,249, or 3.0%, from $2,235,637 for the three months ended September 30, 2017. Gross profit margin from Gufeng’s sales was approximately 12.4% and 12.3% for the three months ended September 30, 2018 and 2017, respectively. The decrease in gross profit was mainly due to the increase in product costs and the decrease in sales prices.

For the three months ended September 30, 2018, gross profit generated by Yuxing was $340,383, a decrease of $59,707, or 14.9% from $400,090 for the three months ended September 30, 2017. The gross profit margin was approximately 14.3% and 22.3% for the three months ended September 30, 2018 and 2017, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs and the decrease in sales prices.

Gross profit generated by VIEs increased by $20,955, or 0.8%, to $2,667,508 for the three months ended September 30, 2018 from $2,646,553 for the three months ended September 30, 2017. Gross profit margin from VIE’s sales was approximately 17.1% and 17.3% for the three months ended September 30, 2018 and 2017, respectively, which was slightly decreased.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,420,427, or 5.9%, of net sales for the three months ended September 30, 2018, as compared to $5,154,197, or 8.3% of net sales for the three months ended September 30, 2017, a decrease of $1,733,770, or 33.6%.

The selling expenses of Yuxing were $17,729 or 0.7% of Yuxing’s net sales for the three months ended September 30, 2018, as compared to $9,646 or 0.5% of Yuxing’s net sales for the three months ended September 30, 2017. The selling expenses of Gufeng were $76,764 or 0.4% of Gufeng’s net sales for the three months ended September 30, 2018, as compared to $95,776 or 0.5% of Gufeng’s net sales for the three months ended September 30, 2017. The selling expenses of Jinong for the three months ended September 30, 2018 were $3,071,231 or 13.7% of Jinong’s net sales, as compared to selling expenses of $4,843,178 or 18.1% of Jinong’s net sales for the three months ended September 30, 2017.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the three months ended September 30, 2018, as compared to $649,496, or 1.0% of net sales for the three months ended September 30, 2017, a decrease of $649,496, or 100%. This decrease was due to that all deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the fiscal year ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $2,309,359, or 4.0% of net sales for the three months ended September 30, 2018, as compared to $6,914,802, or 11.1% of net sales for the three months ended September 30, 2017, a decrease of $4,605,443, or 66.6%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2018 was $73,633, as compared to $98,872 for the three months ended September 30, 2017, a decrease in expense of $25,239, or 25,5%. The decrease in total other expense was resulted from the decrease in net interest expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,046,844 for the three months ended September 30, 2018, as compared to $1,013,134 for the three months ended September 30, 2017, an increase of $33,710, or 3.3%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $395,255 for the three months ended September 30, 2018, as compared to $534,686 for the three months ended September 30, 2017, a decrease of $139,431, or 26.1%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the three months ended September 30, 2018 and 2017 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended September 30, 2018 was $9,011,805, an increase of $3,959,047, or 78.4%, compared to $5,052,758 for the three months ended September 30, 2017. Net income as a percentage of total net sales was approximately 15.5% and 8.1% for the three months ended September 30, 2018 and 2017, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2018, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income increased by $191,028, or 3.3% to $5,932,118 for three months ended September 30, 2018, from $5,741,090 for the three months ended September 30, 2017. The increase was principally due to decreased in operating expense.

For Gufeng, the net income decreased by $483,713 or 30.2% to $1,120,344 for three months ended September 30, 2018 from $1,604,057 for three months ended September 30, 2017. The decrease was principally due to the decrease in net sales.

For Yuxing, the net income increased $17,788 or 10.1% to $193,178 for three months ended September 30, 2018 from $175,390 for three months ended September 30, 2017. The increase was mainly due to the increase in net sales.

For the sales VIEs, the net income was $2,379,635 for period ended September 30, 2018, increased by $4,534,641 or 210.4%, from $(2,155,006) for three months ended September 30, 2017. The increase was mainly due to the decrease in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of September 30, 2018, cash and cash equivalents were $153,154,657, an increase of $2,349,018, or 1.6%, from $150,805,639 as of June 30, 2018.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2018	2017
Net cash provided by continued operating activities	$8518,839	$12,106,155
Net cash provided by (used in) discontinued operation	-	(10,782)
Net cash provided by operating activities	8,518,839	12,095,373
Net cash used in investing activities	(31,273)	(17,209)
Net cash provided by (used in) financing activities	(191,056)	(1,353,800
Effect of exchange rate change on cash and cash equivalents	(5,947,491)	134,551
Net increase in cash and cash equivalents	2,349,019	10,858,915
Cash and cash equivalents, beginning balance	150,805,639	123,050,548
Cash and cash equivalents, ending balance	$153,154,657	$133,909,463

Operating Activities

Net cash provided in operating activities was $8,518,839 for the three months ended September 30, 2018, a decrease of $3,587,316, or 29.6% from cash provided by operating activities of $12,106,155 for the three months ended September 30, 2017. The increase was mainly attributable to a decrease in accounts receivable, decrease in advances to suppliers and increase in retained earnings during the three months ended September 30, 2018 as compared to the same period in 2017.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2018 was $31,273, compared to cash used in investing activities of $17,209 for the three months ended September 30, 2017. The different was due to Company purchased more plant, property and equipment during the last three months compared to the same period last year.

Financing Activities

Net cash used by financing activities for the three months ended September 30, 2018 was $191,056, compared to $1,353,800 net cash provided in financing activities for the three months ended September 30, 2017, which was largely due to $191,056 in repayment of loans for the three months ended September 30, 2018, compared to $3,156,300 in the same period last year.

As of September 30, 2018, and June 30, 2018, our loans payables were as follows:

	September 30,	June 30,
	2018	2018
Short term loans payable:	$4,368,000	$4,726,300
Total	$4,368,000	$4,726,300

Accounts Receivable

We had accounts receivable of $136,794,689 as of September 30, 2018, as compared to $174,460,937 as of June 30, 2018, a decrease of $37,666,248 or 21.6%. The decrease was primarily attributable to Gufeng’s accounts receivable. As of September 30, 2018, Gufeng’s accounts receivable was $70,837,363, a decrease of $31,275,953 or 30.6% compared to $102,113,316 as of June 30, 2018.

Allowance for doubtful accounts in accounts receivable for the three months ended September 30, 2018 was $24,387,808, from $24,551,796 as of June 30, 2018. And the allowance for doubtful accounts as a percentage of accounts receivable was 15.1% as of September 30, 2018 and 12.3% as of June 30, 2018.

Deferred assets

We had no deferred assets as of September 30, 2018, as compared to $213,289 as of June 30, 2018. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of September 30, 2018.

Inventories

We had inventories of $85,975,555 as of September 30, 2018, as compared to $53,784,814 as of June 30, 2018, an increase of $32,190,741, or 59.9%. The increase was primarily attributable to Gufeng’s inventory. As of September 30, 2018, Gufeng’s inventory was $64,037,393, compared to $31,617,519 as of June 30, 2018, an increase of $32,419,874, or 102.5%.

Advances to Suppliers

We had advances to suppliers of $18,497,101 as of September 30, 2018 as compared to $25,194,463 as of June 30, 2018, representing a decrease of $6,697,362 or 26.6%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $22,463,673 as of September 30, 2018 as compared to $27,128,921 as of June 30, 2018, representing a decrease of $4,665,248, or 17.2%. The decrease was primarily due to the decrease of accounts payable for VIEs. They have accounts payable of $20,756,643 as of September 30, 2018 as compared to $25,398,118 as of June 30, 2018, representing a decrease of $4,641,475, or 18.3%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $5,785,249 as of September 30, 2018 as compared to $7,251,967 as of June 30, 2018, representing a decrease of $1,466,718, or 20.2%. The decrease was mainly attributable to Gufeng’s $4,535,050 unearned revenue as of September 30, 2018, compared to $5,149,905 unearned revenue as of June 30, 2018, decreased 614,855 or 11.9%, caused by the advance deposits made by clients. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of September 30, 2018.

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

As of September 30, 2018, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2018, our accumulated other comprehensive loss was $6.9 million. We have not entered into any hedging transactions in efforts to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2018 and September 30, 2018, China’s currency dropped by a cumulative 3.6% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2018 and June 30, 2018 was $4.4 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2018. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately nine months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in efforts to reduce our exposure to interest rate risk.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended September 30, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: November 14, 2018	By:	/s/ Zhuoyu “Richard” Li
	Name:	Zhuoyu “Richard” Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 14, 2018	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1	List of subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

