Form 10-Q
period 2018-12-31
China Green Agriculture, Inc.
filed 2019-02-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,546,945 shares of common stock, $0.001 par value, as of February 2, 2019.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	June 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$117,546,683	$150,805,639
Accounts receivable, net	120,505,844	174,460,937
Inventories	115,013,591	53,784,814
Prepaid expenses and other current assets	3,173,718	2,945,247
Amount due from related parties	0	235,551
Advances to suppliers, net	40,777,894	25,194,463
Total Current Assets	397,017,730	407,426,651

Plant, Property and Equipment, Net	28,227,394	30,894,683
Other Assets	267,539	294,550
Other Non-current Assets	14,311,626	15,885,696
Intangible Assets, Net	18,710,644	20,317,914
Goodwill	7,863,605	8,166,467
Total Assets	$466,398,538	$482,985,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,312,634	$27,128,921
Customer deposits	6,862,214	7,251,967
Accrued expenses and other payables	11,286,369	10,207,058
Amount due to related parties	3,640,504	3,271,619
Taxes payable	31,071,532	29,952,206
Short term loans	4,362,000	4,726,300
Interest payable	582,327	462,060
Derivative liability	2,248	66,143
Total Current Liabilities	71,119,828	83,066,274

Long-term Liabilities
Convertible notes payable	7,302,743	7,371,899
Total Liabilities	$78,422,571	$90,438,173

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 39,546,945 and 38,896,945, shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	39,547	38,897
Additional paid-in capital	129,706,886	129,337,035
Statutory reserve	31,399,827	30,947,344
Retained earnings	246,887,783	235,822,726
Accumulated other comprehensive income	(20,058,076)	(3,598,215)
Total Stockholders’ Equity	387,975,967	392,547,787

Total Liabilities and Stockholders’ Equity	$466,398,538	$482,985,960

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Sales
Jinong	$16,987,360	$26,211,280	$39,483,893	$52,985,040
Gufeng	22,355,690	24,447,721	39,828,941	42,669,787
Yuxing	2,623,493	1,953,748	5,011,039	3,746,391
VIEs - others	10,287,920	10,986,576	25,885,396	26,326,758
Net sales	52,254,463	63,599,325	110,209,269	125,727,976
Cost of goods sold
Jinong	8,994,882	13,265,827	20,198,054	26,378,583
Gufeng	19,764,817	21,160,024	35,069,680	37,146,453
Yuxing	2,166,566	1,536,238	4,213,729	2,928,791
VIEs - others	9,083,973	9,135,024	22,013,941	21,828,653
Cost of goods sold	40,010,238	45,097,113	81,495,404	88,282,480
Gross profit	12,244,225	18,502,212	28,713,865	37,445,496
Operating expenses
Selling expenses	8,069,103	7,668,468	11,489,530	12,822,665
General and administrative expenses	(99,632)	902,883	2,209,728	7,817,685
Total operating expenses	7,969,471	8,571,351	13,699,258	20,640,350
Income from operations	4,274,754	9,930,861	15,014,607	16,805,146
Other income (expense)
Other income (expense)	(187,753)	(276,836)	(226,083)	(284,047)
Discontinued VIE operation - Zhenbai		(330,966)		(330,966)
Interest income	95,957	130,248	223,341	218,162
Interest expense	(149,578)	(94,587)	(312,264)	(274,162)
Total other income (expense)	(241,374)	(572,141)	(315,006)	(671,013)
Income before income taxes	4,033,380	9,358,720	14,699,601	16,134,133
Provision for income taxes	1,527,645	1,530,938	3,182,061	3,253,593
Net income from continuing operations, net of tax	2,505,735	7,827,782	11,517,540	12,880,540
Net income from discontinued operation, net of tax	-	(1,676)	-	40,394
Net income, net of tax	2,505,735	7,826,107	11,517,540	12,920,934

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(472,069)	8,256,738	(16,459,861)	8,496,956
Comprehensive income (loss)	$2,033,666	$16,082,845	$(4,942,321)	$21,417,890

Basic weighted average shares outstanding	39,546,945	38,551,264	39,546,945	38,551,264
Basic net earnings per share from continuing operations	$0.06	$0.20	0.29	$0.33
Basic net earnings per share from discontinued operations	-	$0.00	-	$0.00
	0
Diluted weighted average shares outstanding	39,546,945	38,551,264	39,546,945	38,185,277
Diluted net earnings per share from continuing operations	$0.06	$0.20	$0.29	$0.34
Diluted net earnings per share from discontinued operations	-	$0.00	$-	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$11,517,540	$12,880,541
Income from discontinued operations, net of income taxes
Income from continuing operations, net of income taxes
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,434,189	3,406,443
Gain (Loss) on disposal of plant, property and equipment	4,415	15,318
Amortization of debt discount	204,765	377,450
Issuance of common stock for consulting services	370,500	-
Change in fair value of derivative liability	(61,601)	(114,233)
Changes in operating assets
Accounts receivable	47,607,489	19,963,077
Amount due from related parties	227,400	1,436,875
Other current assets	1,618,463	1,019,062
Inventories	(63,386,505)	(25,549,564)
Advances to suppliers	(16,560,396)	4,106,058
Other assets	(969,558)	974,189
Changes in operating liabilities
Accounts payable	(12,851,196)	2,694,536
Customer deposits	(121,118)	(226,314)
Tax payables	1,157,226	(554,210)
Accrued expenses and other payables	1,227,568	988,125
Interest payable	137,757	142,283
Net cash provided by (used in) continuing operating activities	(27,443,062)	21,559,636
Net cash provided by (used in) discontinued operating activities	0	(1,024,276)
Net cash provided by (used in) operating activities	(27,443,062)	20,535,360

Cash flows from investing activities
Purchase of plant, property, and equipment	(57,195)	(11,758)
Change in construction in process	16,128	(11,328)
Net cash used in investing activities	(41,067)	(23,086)

Cash flows from financing activities
Proceeds from loans	0	153,300
Repayment of loans	(189,508)	(1,678,603)
Advance from related parties	409,230	195,013
Net cash provided by (used in) financing activities	219,722	(1,330,290)

Effect of exchange rate change on cash and cash equivalents	(5,994,548)	3,184,627
Net increase in cash and cash equivalents	(33,258,955)	22,366,611

Cash and cash equivalents, beginning balance	150,805,639	123,050,548
Cash and cash equivalents, ending balance	$117,546,683	$145,417,159

Supplement disclosure of cash flow information
Interest expense paid	$105,733	$206,368
Income taxes paid	$2,024,835	$3,807,803

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

Yuxing, Lishijie, Jinyangguang, Wangtian, Xindeguo, Xinyulei, Xiangrong, and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Zhenbai, Wangtian, Xindeguo, Xinyulei, Xiangrong, and Fengnong may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

The Company’s corporate structure as of December 31, 2018, is set forth in the diagram below:

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

VIE assessment

A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from other entities, (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both, or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. In order to determine if an entity is considered a VIE, the Company first performs a qualitative analysis, which requires certain subjective decisions regarding its assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If the Company cannot conclude after a qualitative analysis of whether an entity is a VIE, it performs a quantitative analysis. The qualitative analysis considered the design of the entity, the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to pass along to its variable interest holders. When the primary beneficiary could not be identified through qualitative analysis, we used internal cash flow models to compute and allocate expected losses or expected residual returns to each variable interest holder based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure.

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state-owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31 and June 30, 2018, were $117,546,683 and $150,805,639, respectively. The Company had $117,296,696 and $150,785,737 in cash in banks in China and had $249,987 and $19,902 in cash in two banks in the United States as of December 31 and June 30, 2018, respectively. Cash overdrafts as of a balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of December 31, 2018, and June 30, 2018, the Company had accounts receivable of $120,505,844 and $174,460,937, net of allowance for doubtful accounts of $17,699,871 and $24,551,796, respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. On December 31, 2018 and 2017, the Company had no reserve for obsolete goods.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded an impairment of intangible assets as of December 31, 2018 and 2017 respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2018, and June 30, 2018, the Company had customer deposits of $6,862,214 and $7,251,967, respectively.

Earnings per share

Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	December 31,
	2018	2017
Net Income from continuing operations for Basic Earnings Per Share	2,505,735	7,827,782
Net Income from discontinued operations for Basic Earnings Per Share	$0	$(1,676)
Basic Weighted Average Number of Shares	39,546,945	38,511,264
Basic net earnings per share from continuing operations	0.06	0.20
Basic net earnings per share from discontinued operations	$0.00	$0.00
Net Income from continuing operations for Diluted Earnings Per Share	2,505,735	7,827,782
Net Income from discontinued operations for Diluted Earnings Per Share	$0	$(1,676)
Diluted Weighted Average Number of Shares	39,546,945	38,551,264
Diluted net earnings per share from continuing operations	0.06	0.20
Diluted net earnings per share from discontinued operations	$0.00	$0.00

	Six Months Ended
	December 31,
	2018	2017
Net Income from continuing operations for Basic Earnings Per Share	11,517,540	12,880,540
Net Income from discontinued operation for Basic Earnings Per Share	$0	$40,394
Basic Weighted Average Number of Shares	39,546,945	38,551,264
Basic net earnings per share from continuing operations	0.29	0.33
Basic net earnings per share from discontinued operations	$0	$0.00
Net Income from continuing operations for Diluted Earnings Per Share	11,517,540	12,880,540
Net Income from discontinued operations for Diluted Earnings Per Share	$0	$40,394
Diluted Weighted Average Number of Shares	39,546,945	38,551,264
Diluted net earnings per share from continuing operations	0.29	0.34
Diluted net earnings per share from discontinued operations	$0	$0

Recent accounting pronouncements

 Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process that is required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact on our consolidated financial statements and have not yet selected a transition approach.

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

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning on May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2 on our consolidated financial statements.

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

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision-useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

Statement of Cash Flows: In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance will result in the inclusion of the restricted cash balances within the overall cash balance and removal of the changes in restricted cash activity, which are currently recognized in other financing activities, on the Statements of Consolidated Cash Flows. Furthermore, an additional reconciliation will be required to reconcile Cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to sum to the total shown in the Statements of Consolidated Cash Flows. The Company anticipates adopting this new guidance effective July 1, 2018. The Company is currently evaluating this guidance and the impact it will have on the Consolidated Financial Statements and disclosures.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2018	2018
Raw materials	$39,755,211	$13,154,465
Supplies and packing materials	$486,032	$566,254
Work in progress	$385,082	$417,130
Finished goods	$74,387,266	$39,646,965
Total	$115,013,591	$53,784,814

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2018	2018
Building and improvements	$38,824,105	$40,319,393
Auto	3,383,116	3,504,028
Machinery and equipment	18,098,079	18,765,192
Agriculture assets	740,026	768,528
Total property, plant, and equipment	61,045,325	63,357,141
Less: accumulated depreciation	(32,817,931)	(32,462,458)
Total	$28,227,394	$30,894,683

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2018	2018
Land use rights, net	$9,445,315	$9,930,420
Technology patent, net	3,219	3,570
Customer relationships, net	2,808,791	3,578,724
Non-compete agreement	535,539	659,500
Trademarks	5,917,780	6,145,700
Total	$18,710,644	$20,317,914

LAND USE RIGHT

On September 25, 2009, Yuxing was granted land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,641,084). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1, 045,950 (or $152,081). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7, 285,099 (or $1,059,253). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2018	2018
Land use rights	$11,852,416	12,308,907
Less: accumulated amortization	(2,407,101)	(2,378,488)
Total land use rights, net	$9,445,315	9,930,419

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $854,235) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,337,680) and is amortized over the remaining useful life of six years using the straight-line method. As of December 31, 2018, this technology patent is fully amortized.

The technology know-how consisted of the following:

	December 31,	June 30,
	2018	2018
Technology know-how	$2,196,693	$2,276,335
Less: accumulated amortization	(2,196,693)	(2,276,335)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65, 000,000 (or $9,451,000) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16, 472,179 (or $2,395,055) and is amortized over the remaining useful life of seven to ten years.

	December 31,	June 30,
	2018	2018
Customer relationships	$11,592,684	$12,039,169
Less: accumulated amortization	(8,783,893)	(8,460,445)
Total customer relationships, net	$2,808,791	$3,578,724

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1, 320,000 (or $191,928) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6, 150,683 (or $894,309) and is amortized over the remaining useful life of five years using the straight-line method.

	December 31,	June 30,
	2018	2018
Non-compete agreement	$1,186,964	$1,232,680
Less: accumulated amortization	(651,425)	(573,180)
Total non-compete agreement, net	$535,539	$659,500

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $5,917,780) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31 are as follows:

Twelve Months Ended on September 30,	Expense ($)
2019	1,838,839
2020	1,306,324
2021	729,135
2022	563,663
2023	496,482

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of December 31, 2018, the balance of other non-current assets was $16,263,621, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2018 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1 million as expenses for the six months ended December 31, 2018.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended December 31 and thereafter are as follows:

Twelve months ending December 31,
2019	$1,951,995
2020	$1,951,995
2021	$1,951,995
2022	$1,951,995
2023 and thereafter	$8,455,641

NOTE 7 - ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2018	2018
Payroll payable	$25,925	$13,788
Welfare payable	149,274	155,023
Accrued expenses	6,172,604	5,368,348
Other payables	4,816,624	4,543,261
Other levy payable	121,942	126,638
Total	$11,286,369	$10,207,058

NOTE 8 - RELATED PARTIES TRANSACTIONS

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,707,700). For the six months ended December 31, 2018 and 2017, Yuxing has sold approximately $198,115 and $181,201 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 and $235,551 as of December 31 and June 30, 2018, respectively.

As of December 31, 2018, and June 30, 2018, the amount due to related parties was $3,640,504 and $3,271,619, respectively. As of December 31, 2018, and June 30, 2018, $1,017,800 and $1,057,000, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements.

As of December 31, 2018, and June 30, 2018, the Company’s subsidiary, Jinong, owed 900LH.com $402,234 and $393,565, respectively.

On June 29, 2018, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Tao Li, former Chairman and CEO of the Company, serves as Chairman of its board of directors. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a four-year term effective as of July 1, 2018, with a monthly rent of RMB24,480 (approximately $3,559)

NOTE 9- LOAN PAYABLES

As of December 31, 2018, the short-term loan payables consisted of two loans which mature on dates ranging from May 21 through June 18, 2019, with interest rates ranging from 5.22% to 6.31%. Both loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2018
1	Bank of Beijing - Pinggu Branch	May 22, 2018-May 21, 2019	5.22%	1,454,000
2	Postal Saving Bank of China - Pinggu Branch	June 19, 2018-June 18, 2019	6.31%	2,908,000
	Total			$4,362,000

The interest expense from short-term loans was $312,264 and $274,162 for the six months ended December 31, 2018 and 2017, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,415,400) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the maturity date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016, with a face amount of RMB 12,000,000 ($1,744,800) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

The Company determined that the fair value of the convertible note payable was RMB 50,225,192 ($7,302,743) and RMB 48,820,525 ($7,371,899) as of December 31, 2018 and June 30, 2018, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of December 31, 2018, the accumulated amortization of this discount into accretion expenses was $1,126,814.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs were eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six-month period ended December 31, 2018 and 2017 of $ 1,356,998 and $1,845,926, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to a 25% EIT rate and thus it made provision for income taxes of $1,071,227 and $1,106,590 for the six months ended December 31, 2018 and 2017, respectively.

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

Income Taxes and Related Payables

	December 31,	June 30,
	2018	2018
VAT provision	$(343,283)	$(449,140)
Income tax payable	1,598,671	554,065
Other levies	805,609	836,747
Total	$2,060,997	$941,672

The provision for income taxes consists of the following

	December 31,	June 30,
	2018	2018
Current tax - foreign	$3,182,061	$6,841,592
Repatriation Tax	-	29,010,535
Total	$3,182,061	$35,852,127

Our effective tax rates were approximately 21.6% and 20.1% for the six months ended December 31, 2018 and 2017, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21% to income before income taxes for the three months ended December 31, 2018 and 2017 for the following reasons:

December 31, 2018

Tax Rate Reconciliation

	China		United States
December 31, 2018	15% - 25%		21%		Total

Pretax income (loss)	$15,663,575		(963,974)		$14,699,601

Expected income tax expense (benefit)	3,915,894	25.0%	(202,435)	21.0%	3,713,459
High-tech income benefits on Jinong	(904,666)	(5.8)%	-	-	(904,666)
Losses from subsidiaries in which no benefit is recognized	170,833	1.1%	-	-	170,833
Change in valuation allowance on deferred tax asset from US tax benefit	-		202,435	(21.0)%	202,435
Actual tax expense	$3,182,061	20.3%	$-	-%	$3,182,061	21.6%

	China		United States
December 31, 2017	15% - 25%		34%		Total

Pretax income (loss)	$16,805,296		$(630,768)		$16,174,528

Expected income tax expense (benefit)	4,201,324	25%	(214,461)	34%	3,986,863
High-tech income benefits on Jinong	(1,230,618)	-7.3%			(1,230,618))
Losses from subsidiaries in which no benefit is recognized	282,887	1.7%			282,887
Change in valuation allowance on deferred tax asset from US tax benefit	0		214,461	-34%	214,461
Actual tax expense	$3,253,593	19.4%	$0	0.00%	$3,253,593	20.1%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

In December 2018, the Company issued an aggregate of 650,000 shares of common stock to pay off consulting services under the 2009 Plan. The value of the stock was $370,500 and is based on the fair value of the Company’s common stock on the grant date.

There was no share issuance of common stock during the three and six months ended December 31, 2017.

As of December 31, and June 30, 2018, there were 39,546,945 and 38,896,945 shares of common stock issued and outstanding.

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

As of December 31, 2018, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There were three vendors from each of which the Company purchased more than 10% of its raw materials, with the total of 34.3% of its raw materials for the six months ended December 31, 2018. Total purchases from these three vendors amounted to $33,149,745 for the six-month period ended December 31, 2018.

None of the vendors accounted for over 10% of the Company’s purchase of raw materials and supplies for the six months ended December 31, 2017.

No customer accounted for over 10% of the Company’s sales for the six months ended December 31, 2018 and 2017.

NOTE 14 – SEGMENT REPORTING

As of December 31, 2018, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Revenues from unaffiliated customers:	2018	2017	2018	2017
Jinong	$16,987,360	$26,211,280	$39,483,893	$52,985,040
Gufeng	22,355,690	24,447,721	39,828,941	42,669,787
Yuxing	2,623,493	1,953,748	5,011,039	3,746,391
Sales VIEs	10,287,922	10,986,576	25,885,396	26,326,758
Consolidated	$52,254,465	$63,599,325	$110,209,269	$125,727,976

Operating income:
Jinong	$2,171,448	$5,577,154	$9,099,538	$12,343,229
Gufeng	2,493,457	2,549,525	4,102,509	4,655,738
Yuxing	(3,796,684)	222,275	(3,603,507)	397,748
Sales VIEs	3,748,752	2,014,662	6,380,051	39,203
Reconciling item (1)	0	(2)	0	0
Reconciling item (2)	(342,219)	(432,753)	(963,984)	(630,772)
Consolidated	$4,274,754	$9,930,861	$15,014,607	$16,805,146

Net income:
Jinong	$1,789,640	$4,719,159	$7,689,656	$10,460,249
Gufeng	1,731,121	1,727,764	2,851,465	3,216,831
Yuxing	(3,796,526)	222,869	(3,603,348)	398,491
Sales VIEs	3,136,310	1,915,799	5,556,339	(239,204)
Reconciling item (1)	8	2	10	3
Reconciling item (2)	(342,218)	(432,753)	(963,984)	(630,772)
Reconciling item (3)	(12,598)	(325,058)	(12,598)	(325,058)
Consolidated	$2,505,735	$7,827,782	$11,517,540	$12,880,540

Depreciation and Amortization:
Jinong	$194,706	$422,383	$392,964	$1,276,126
Gufeng	529,305	552,299	1,065,924	1,100,057
Yuxing	299,900	315,282	604,719	627,801
Sales VIEs	183,777	210,482	370,583	430,405
Consolidated	$1,207,689	$1,500,446	$2,434,189	$3,434,389

Interest expense:
Jinong	68,317	71,447	137,758	142,283
Gufeng	81,384	101,645	174,506	206,368
Yuxing	0	0	0	0
Sales VIEs	(123)	(78,505)	0	(74,489)
Consolidated	$149,578	$94,587	$312,264	$274,162

Capital Expenditure:
Jinong	$456	$808	$3,492	$4,149
Gufeng	18,616	297	45,604	14,165
Yuxing	6,850	4,773	8,099	4,773
Sales VIEs	0	0	0	0
Consolidated	$25,922	$5,878	$57,195	$23,086

	As of
	December 31,	June 30,
	2018	2018
Identifiable assets:
Jinong	$191,790,465	$226,335,489
Gufeng	198,089,974	168,572,947
Yuxing	0	0
Sales VIEs	75,698,359	87,567,782
Reconciling item (1)	822,619	512,622
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$466,398,538	$482,985,960

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	Reconciling amounts refer to the adjustment for net gain on derivative liability on convertible bonds.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On June 29, 2018, Jinong renewed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a four-year term effective as of July 1, 2018, with a monthly rent of $3,559 (approximately RMB 24,480).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $430 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $23,937 and $30,020 as rent expenses from these committed property leases for the six-month periods ended December 31, 2018 and 2017, respectively. The contingent rent expenses herein for the next five twelve-month periods ended December 31 are as follows:

Years ending December 31,
2019	$47,874
2020	47,874
2021	47,874
2022	47,874
2023	47,874

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

The Company has concluded, based on the contractual arrangements, that Yuxing is a VIE and that the Company’s wholly-owned subsidiary, Jinong, absorbs most of the risk of loss from the activities of Yuxing, thereby enabling the Company, through Jinong, to receive a majority of Yuxing expected residual returns.

On June 30, 2016 and January 1, 2017, the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and into a series of contractual agreements to qualify as VIEs with the shareholders of the sales VIE Companies.

Jinong, the sales VIE Companies, and the shareholders of the sales VIE Companies also entered into a series of contractual agreements for the sales VIE Companies to qualify as VIEs (the “VIE Agreements”).

On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, exited the VIE agreements with the shareholders of Zhenbai.

As a result of these contractual arrangements with Yuxing and the sales VIE companies, the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of December 31 and June 30, 2018:

	December 31,	June 30,
	2018	2018

ASSETS
Current Assets
Cash and cash equivalents	$2,216,592	$982,312
Accounts receivable, net	19,385,523	38,295,505
Inventories	25,072,690	21,133,970
Other current assets	703,112	988,051
Related party receivable	0	(359,005
Advances to suppliers	4,182,891	848,458
Total Current Assets	51,560,808	61,889,291

Plant, Property and Equipment, Net	10,281,928	11,206,667
Other assets	218,249	226,654
Intangible Assets, Net	10,569,436	11,348,180
Goodwill	3,204,371	3,319,732
Total Assets	$75,834,792	$87,990,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$0	$0
Accounts payable	11,903,980	25,584,614
Customer deposits	618,762	841,694
Accrued expenses and other payables	5,151,624	3,896,340
Amount due to related parties	41,805,103	43,339,286
Total Current Liabilities	$59,479,469	$73,661,934
Long-term Loan	0	0
Total Liabilities	$59,479,469	$73,661,934

Stockholders’ equity	16,355,323	14,328,590

Total Liabilities and Stockholders’ Equity	75,834,792	$87,990,524

	Three Months Ended December 31,
	2018	2017
Revenue	$12,911,414	$13,304,643
Expenses	13,571,628	10,989,225
Net income	$(660,214)	$2,136,994

	Six Months Ended December 31,
	2018	2017
Revenue	$30,896,434	$31,077,318
Expenses	28,943,442	25,590,542
Net income	$1,952,992	$199,680

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

Exclusive Option Agreements

Pursuant to the terms of certain Exclusive Option Agreements dated June 30, 2016 and January 1, 2017, among Jinong, the sales VIE companies, and the shareholders of the sales VIE companies (the “Exclusive Option Agreements”), the shareholders of the sales VIE companies granted Jinong an irrevocable and exclusive purchase option (the “Option”) to acquire the sales VIE companies’ equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Jinong’s discretion so long as such exercise and subsequent acquisition of the sales VIE companies does not violate PRC law. The consideration for the exercise of the Option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration. Jinong may transfer all rights and obligations under the Exclusive Option Agreements to any third parties without the approval of the shareholders of the sales VIE companies so long as written notice is provided. The Exclusive Option Agreements may be terminated by mutual agreements or by 30 days written notice by Jinong.

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

Non-Compete Agreements

Pursuant to the terms of certain Non-Compete Agreements dated June 30, 2016 and January 1, 2017, among Jinong and the shareholders of the sales VIE companies (the “Non-Compete Agreements”), the shareholders of the sales VIE companies agreed that during the period beginning on the initial date of their services with Jinong, and ending five (5) years after termination of their services with Jinong, without Jinong’s prior written consent, they will not provide services or accept positions including but not limited to partners, directors, shareholders, managers, proxies or consultants, provided by any profit-making organizations with businesses that may compete with Jinong. They will not solicit or interfere with any of the Jinong’s customers or solicit, induce, recruit or encourage any person engaged or employed by Jinong to terminate his or her service or engagement. If the shareholders of the sales VIE companies breach the non-compete obligations contained therein, Jinong is entitled to all loss and damages; if the damages are difficult to determine, remedies bore the shareholders of the sales VIE companies shall be no less than 50% of the salaries and other expenses Jinong provided in the past.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), a VIE controlled by Jinong through contractual agreements; (v) Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), a VIE in the PRC controlled by Jinong through contractual agreements; (vi) Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE controlled by Jinong through contractual agreements; (vii) Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), a VIE controlled by Jinong through contractual agreements; (vii) Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (“Xinyulei”), a VIE controlled by Jinong through contractual agreements; (ix) Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”), a VIE controlled by Jinong through contractual agreements; (x) Anhui Fengnong Seed Co., Ltd. (“Fengnong”), a VIE controlled by Jinong through contractual agreements; (xi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”); and (xii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”). Yuxing, Lishijie, Jinyangguang, Wangtian, Xindeguo, Xinyulei, Xiangrong, and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Wangtian, Xindeguo, Xinyulei, Xiangrong, and Fengnong may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in research, development, production, and sale of various types of fertilizers and agricultural products in the PRC through our wholly-owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), and our VIE, Yuxing. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly-concentrated water-soluble fertilizer and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers, and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products production (Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 72.0% and 75.5% of our total revenues for the six months ended December 31, 2018 and 2017, respectively. The sales VIEs generated 23.5% and 21.6% of our revenues for the six months ended December 31, 2018 and 2017, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of December 31, 2018, we had developed and produced a total of 726 different fertilizer products in use, of which 142 were developed and produced by Jinong, 333 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	December 31,		Change 2017 to 2018
	2018	2017	Amount	%
	(metric tons)
Jinong	17,389	13,165	4,224	32.1%
Gufeng	65,351	66,237	(886)	-1.3%
	82,740	79,402	3,338	4.2%

	Three Months Ended December 31,
	2018	2017
	(revenue per tons)
Jinong	$1,033	$2,107
Gufeng	348	364

	Six Months Ended
	December 31,		Change 2017 to 2018
	2018	2017	Amount	%
	(metric tons)
Jinong	35,994	27,690	8,304	30.0%
Gufeng	114,597	129,404	(14,807)	-11.4%
	150,591	157,094	(6,503)	-4.1%

	Six Months Ended December 31,
	2018	2017
	(revenue per tons)
Jinong	$1,169	$2,045
Gufeng	349	352

For the three months ended December 31, 2018, we sold approximately 82,740 metric tons of fertilizer products, as compared to 79,402 metric tons for the three months ended December 31, 2017. For the three months ended December 31, 2018, Jinong sold approximately 17,839 metric tons of fertilizer products, as compared to 13,165 metric tons for the three months ended December 31, 2017. For the three months ended December 31, 2018, Gufeng sold approximately 65,351 metric tons of fertilizer products, as compared to 66,237 metric tons for the three months ended December 31, 2017.

For the six months ended December 31, 2018, we sold approximately 150,591 metric tons of fertilizer products, as compared to 157,094 metric tons for the six months ended December 31, 2017. For the six months ended December 31, 2018, Jinong sold approximately 35,994 metric tons of fertilizer products, an increase of 8,304 metric tons, or 30.0%, as compared to 27,690 metric tons for the six months ended December 31, 2017. For the six months ended December 31, 2018, Gufeng sold approximately 114,597 metric tons of fertilizer products, a decrease of 14,807 metric tons, or 11.4% as compared to 129,404 metric tons for the six months ended December 31, 2017

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 65.0% of our fertilizer revenue for the three months ended December 31, 2018. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (27.8%), Heilongjiang (11.5%), Liaoning (9.3%), Inner Mongolia (8.4%) and Shaanxi (8.0%).

As of December 31, 2018, we had a total of 1,984 distributors covering 22 provinces, 4 autonomous regions and 4 central-government-controlled municipalities in China. Jinong had 1,167 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.7% of its fertilizer revenues for the three months ended December 31, 2018. Gufeng had 319 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 77.4% of its revenues for the three months ended December 31, 2018.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables, and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 82.0% of our agricultural products revenue for the three months ended December 31, 2018 were Shaanxi (73.2%), Hebei (4.7%) and Sichuan (4.2%).

Recent Developments

New Products

During the three months ended December 31, 2018, Jinong did not launch any new fertilizer products but added 5 new distributors. During the three months ended December 31, 2018, Gufeng did not launch any new fertilizer products but added 1 new distributor.

Strategic Acquisitions

On June 30, 2016 and January 1, 2017, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machinery, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by-products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 is RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest has been forfeited.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 is RMB1=US$0.144, according to the exchange rate published by Bank of China.

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

As our business focuses on the production of fertilizer, all our business activities intertwine with those in the agriculture industry in China. Specifically, we deal with compliance, regulation, safety, inspection, and licenses in fertilizer production, farmland use and transfer, growing and distribution of agriculture goods, agriculture basic supplies, seeds, pesticides, and trades of grains. It is an industry in which heavy regulations get implemented and strictly enforced. In addition, E-commerce, which is also under strict government regulation in the PRC, has lately become a sales and distribution channel for agricultural products. Currently, we are developing an online platform to connect the physical distribution network we either own or lease.

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

For both e-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in e-commerce and agriculture industries. The VIE arrangement, however, provides feasibility for obtaining administrative approval process and avoiding industry restrictions that can be imposed on an entity that is a wholly-owned subsidiary of a foreign entity. The VIE agreements reduce uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. Such a legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership can be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Targets to ensure the complete control of the interests in the Targets. The shareholders of the Targets are not entitled to transfer any shares to a third party under the exclusive option agreements. If necessary, they may transfer shares to our company without consideration.

While the VIE arrangement provides us with the feasibility to conduct our business in the E-Commerce and agriculture industries, validity and enforceability of VIE arrangement is subject to (i) any applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium or similar laws affecting creditors’ rights generally, (ii) possible judicial or administrative actions or any PRC Laws affecting creditors’ rights, (iii) certain equitable, legal or statutory principles affecting the validity and enforceability of contractual rights generally under concepts of public interest, interests of the State, national security, reasonableness, good faith and fair dealing, and applicable statutes of limitation; (iv) any circumstance in connection with formulation, execution or implementation of any legal documents that would be deemed materially mistaken, clearly unconscionable, fraudulent, coercive at the conclusions thereof; and (v) judicial discretion with respect to the availability of indemnifications, remedies or defenses, the calculation of damages, the entitlement to attorney’s fees and other costs, and the waiver of immunity from jurisdiction of any court or from legal process. Validity and enforceability of VIE arrangement are also subject to risk derived from the discretion of any competent PRC legislative, administrative or judicial bodies in exercising their authority in the PRC. As a result, there can no assurance that any of such PRC Laws will not be changed, amended or replaced in the immediate future or in the longer term with or without retrospective effect.

Results of Operations

Three Months ended December 31, 2018 Compared to the Three Months ended December 31, 2017.

	2018	2017	Change $	Change %
Sales
Jinong	$16,987,360	$26,211,280	(9,223,920)	-35.2%
Gufeng	22,355,690	24,447,721	(2,092,031)	-8.6%
Yuxing	2,623,493	1,953,748	669,745	34.3%
VIEs - others	10,287,920	10,986,576	(698,656)	-6.4%
Net sales	52,254,463	63,599,325	(11,344,862)	-17.8%
Cost of goods sold
Jinong	8,994,882	13,265,827	(4,270,945)	-32.2%
Gufeng	19,764,817	21,160,024	(1,395,207)	-6.6%
Yuxing	2,166,566	1,536,238	630,328	41.0%
VIEs - others	9,083,973	9,135,024	(51,051)	-0.6%
Cost of goods sold	40,010,238	45,097,113	(5,086,875)	-11.3%
Gross profit	12,244,225	18,502,212	(6,257,987)	-33.8%
Operating expenses
Selling expenses	8,069,103	7,668,468	400,635	5.2%
General and administrative expenses	(99,632)	902,883	(1,002,515)	-111.0%
Total operating expenses	7,969,471	8,571,351	(601,880)	-7.0%
Income from operations	4,274,754	9,930,861	(5,656,107)	-57.0%
Other income (expense)
Other income (expense)	(187,753)	(276,836)	89,083	-32.2%
Discontinued VIE operation - Zhenbai	0	(330,966)	330,966	-100.0%
Interest income	95,957	130,248	(34,291)	-26.3%
Interest expense	(149,578)	(94,587)	(54,991)	58.1%
Total other income (expense)	(241,374)	(572,141)	330,767	-57.8%
Income before income taxes	4,033,380	9,358,720	(5,325,340)	-56.9%
Provision for income taxes	1,527,645	1,530,938	(3,293)	-0.2%
Net income from continuing operations	2,505,735	7,827,782	(5,322,047)	-68.0%
Net income from discontinued operation, net of tax	0	(1,676)	1,676	-100.0%
Net income	2,505,735	7,826,106	(5,320,372)	-68.0%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(472,069)	8,256,738	(8,728,807)	-105.7%
Comprehensive income (loss)	$2,0033,666	$16,082,844	$(14,049,179)	-87.4%
Basic weighted average shares outstanding	39,546,945	38,551,264	995,681	2.6%
Basic net earnings per share from continuing operations	0.06	0.20	-0.14	-68.6%
Basic net earnings per share from discontinued operations	-	-0.00	0.00	-100.0%

Diluted weighted average shares outstanding	39,546,945	38,551,264	995,681	2.6%
Diluted net earnings per share from continuing operations	0.06	0.20	-0.14	-68.6%
Diluted net earnings per share from discontinued operations	-	-0.00	0.00	-100.0%

Net Sales

Total net sales for the three months ended December 31, 2018 were $52,254,463, a decrease of $11,344,862 or 17.8%, from $63,599,325 for the three months ended December 31, 2017. This decrease was primarily due to a decrease in Jinong’s and Gufeng’s net sales.

For the three months ended December 31, 2018, Jinong’s net sales decreased $9,223,920, or 35.2%, to $16,987,360 from $ 26,211,280 for the three months ended December 31, 2017. This decrease was mainly attributable to the decrease in Jinong’s sales price in the last three months.

For the three months ended December 31, 2018, Gufeng’s net sales were $22,355,690, a decrease of $2,092,031, or 8.6% from $ 24,447,721 for the three months ended December 31, 2017. This decrease was mainly attributable to the decrease in Gufeng’s sales price in the last three months.

For the three months ended December 31, 2018, Yuxing’s net sales were $2,623,493, an increase of $669,745 or 34.3%, from $1,953,748 for the three months ended December 31, 2017. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top-grade flowers during the three months ended December 31, 2018.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2018 was $ 40,010,238, a decrease of $5,086,875, or 11.3%, from $45,097,113 for the three months ended December 31, 2017. The decrease was mainly due to the decrease in Jinong’s and Gufeng’s cost of goods sold which decreased 32.2% and 6.6% respectively.

Cost of goods sold by Jinong for the three months ended December 31, 2018 was $ 8,994,882, a decrease of $4,270,945, or 32.2%, from $13,112,756 for the three months ended December 31, 2017. The decrease in cost of goods was primarily attributable to the 35.2% decrease in net sale during the last three months.

Cost of goods sold by Gufeng for the three months ended December 31, 2018 was $ 19,764,817, a decrease of $1,395,207, or 6.6%, from $21,160,024 for the three months ended December 31, 2017. This decrease was primarily attributable to the 8.6% decrease in net sale during the last three months.

For three months ended December 31, 2018, cost of goods sold by Yuxing was $2,166,566, an increase of $630,328, or 41.0%, from $1,536,238 for the three months ended December 31, 2017. This increase was mainly due to the increase in Yuxing’s net sales during the last three months.

Gross Profit

Total gross profit for the three months ended December 31, 2018 decreased by $6,257,987, or 33.8%, to $12,244,225 as compared to $18,502,212 for the three months ended December 31, 2017. Gross profit margin was 23.4% and 29.1% for the three months ended December 31, 2018 and 2017, respectively.

Gross profit generated by Jinong decreased by $4,952,975, or 38.3%, to $7,992,478 for the three months ended December 31, 2018 from $12,945,453 for the three months ended December 31, 2017. Gross profit margin from Jinong’s sales was approximately 47.0% and 49.4% for the three months ended December 31, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the lower sales prices.

For the three months ended December 31, 2018, gross profit generated by Gufeng was $2,590,873, a decrease of $696,824, or 21.2%, from $3,287,697 for the three months ended December 31, 2017. Gross profit margin from Gufeng’s sales was approximately 11.6% and 13.4% for the three months ended December 31, 2018 and 2017, respectively. The decrease in gross profit was mainly due to the increase in product costs and the decrease in sales prices.

For the three months ended December 31, 2018, gross profit generated by Yuxing was $456,927, an increase of $39,417, or 9.4% from $417,510 for the three months ended December 31, 2017. The gross profit margin was approximately 17.4% and 21.4% for the three months ended December 31, 2018 and 2017, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs and the decrease in sales prices.

Gross profit generated by VIEs decreased by $647,605, or 35.0%, to $1,203,947 for the three months ended December 31, 2018 from $1,851,552 for the three months ended December 31, 2017. Gross profit margin from VIE’s sales was approximately 11.7% and 16.9% for the three months ended December 31, 2018 and 2017, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $8,069,103, or 15.4%, of net sales for the three months ended December 31, 2018, as compared to $7,668,468, or 12.1% of net sales for the three months ended December 31, 2017, an increase of $400,635, or 5.2%.

The selling expenses of Jinong for the three months ended December 31, 2018 were $6,986,819 or 41.1% of Jinong’s net sales, as compared to selling expenses of $7,172,773 or 27.4% of Jinong’s net sales for the three months ended December 31, 2017. The selling expenses of Yuxing were $10,444 or 0.4% of Yuxing’s net sales for the three months ended December 31, 2018, as compared to $10,498 or 0.5% of Yuxing’s net sales for the three months ended December 31, 2017. The selling expenses of Gufeng were $160,863 or 0.7% of Gufeng’s net sales for the three months ended December 31, 2018, as compared to $ 189,945 or 0.1% of Gufeng’s net sales for the three months ended December 31, 2017.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the three months ended December 31, 2018 and 2017. All the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the fiscal year ended December 31, 2018 and 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $(99,632), or -0.2% of net sales for the three months ended December 31, 2018, as compared to $902,883, or 1.4% of net sales for the three months ended December 31, 2017, a decrease of $1,002,515, or 111.0%. The decrease was mainly due to the adjustment for bad debt expense during the last three months.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses, and bank charges. Total other expense for the three months ended December 31, 2018 was $241,374, as compared to $572,155 for the three months ended December 31, 2017, a decrease in expense of $330,767, or 57.8%. The decrease in total other expense mainly resulted from a decrease in bank charges and accretion expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $315,818 for the three months ended December 31, 2018, as compared to $828,989 for the three months ended December 31, 2017, a decrease of $513,171, or 61.9%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $598,173 for the three months ended December 31, 2018, as compared to $594,794 for the three months ended December 31, 2017, a slight increase of $3,379.

Yuxing has no income tax for the three months ended December 31, 2018 and 2017 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended December 31, 2018 was $2,505,735, a decrease of $5,322,047, or 68.0%, compared to $7,827,782 for the three months ended December 31, 2017. Net income as a percentage of total net sales was approximately 4.8% and 12.3% for the three months ended December 31, 2018 and 2017, respectively.

Six Months ended December 31, 2018 Compared to the Six Months ended December 31, 2017.

	Six Months Ended December 31,
	2018	2017	Change $	Change %
Sales
Jinong	$39,483,893	$52,985,040	(13,501,147)	-25.5%
Gufeng	39,828,941	42,669,787	(2,840,846)	-6.7%
Yuxing	5,011,039	3,746,391	1,264,648	33.8%
VIEs - others	25,885,396	26,326,758	(441,362)	-1.7%
Net sales	110,209,269	125,727,976	(15,518,707)	-12.3%
Cost of goods sold
Jinong	20,198,054	26,378,583	(6,180,529)	-23.4%
Gufeng	35,069,680	37,146,453	(2,076,773)	-5.6%
Yuxing	4,213,729	2,928,791	1,284,938	43.9%
VIEs - others	22,013,941	21,828,653	185,288	0.8%
Cost of goods sold	81,495,404	88,282,480	(6,787,076)	-7.7%
Gross profit	28,713,865	37,445,496	(8,731,631)	-23.3%
Operating expenses
Selling expenses	11,489,530	12,822,665	(1,333,135)	-10.4%
General and administrative expenses	2,209,728	7,817,685	(5,607,957)	-71.7%
Total operating expenses	13,699,258	20,640,350	(6,941,092)	-33.6%
Income from operations	15,014,607	16,805,146	(1,790,539)	-10.7%
Other income (expense)
Other income (expense)	(226,083)	(284,047)	57,964	-20.4%
Discontinued VIE operation - Zhenbai	0	(330,966)	330,966	-100.0%
Interest income	223,341	218,162	5,178	2.4%
Interest expense	(312,264)	(274,162)	(38,102)	13.9%
Total other income (expense)	(315,006)	(671,013)	356,006	-53.1%
Income before income taxes	14,699,061	16,134,133	(1,434,532)	-8.9%
Provision for income taxes	3,182,061	3,253,593	(71,532)	-2.2%
Net income from continuing operations	11,517,540	12,880,540	(1,363,000)	-10.6%
Net income from discontinued operation, net of tax	0	40,394	(40,394)	-100.0%
Net income	11,517,540	12,920,934	(1,403,394)	-10.9%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(16,459,861)	8,496,956	(24,956,817)	-293.7%
Comprehensive income (loss)	$(4,942,321)	$21,417,890	(26,360,211)	-123.1%
Basic weighted average shares outstanding	39,546,945	38,551,264	995,681	2.6%
Basic net earnings per share from continuing operations	0.29	0.33	-0.04	-12.7%
Basic net earnings per share from discontinued operations	-	0.00	-0.00	-100.0%

Diluted weighted average shares outstanding	39,546,945	38,185,277	1,361,668	3.6%
Diluted net earnings per share from continuing operations	0.29	0.34	-0.05	-14.2%
Diluted net earnings per share from discontinued operations	-	0.00	-0.00	-100.0%

Net Sales

Total net sales for the six months ended December 31, 2018 were $110,209,269, a decrease of $15,518,707, or 12.3%, from $125,727,976 for the six months ended December 31, 2017.This decrease was largely due to the decrease of Jinong’s net sales during the six months ended December 31, 2018. The Jinong’s net sales for the six months ended December 31, 2018 were $39,483,893, a decrease of $13,501,147, or 25.5% from the same period a year ago.

For the six months ended December 31, 2018, Jinong’s net sales decreased of $13,501,147, or 25.5%, to $39,483,893 from $52,985,040 for the six months ended December 31, 2017. This decrease was mainly due to the decrease in Jinong’s sales price.

For the six months ended December 31, 2018, Gufeng’s net sales were $39,828,941, a decrease of $2,840,846 or 6.7% from $42,669,787 for the six months ended December 31, 2017. This decrease was mainly due to the decrease in Gufeng’s sales volume, which was the result of the decrease in market demand during the six months ended December 31, 2017.

For the six months ended December 31, 2018, Yuxing’s net sales were $5,011,039, an increase of $1,264,648 or 33.8%, from $3,746,391 during the six months ended December 31, 2017. The increase was mainly attributable to the increase in market demand.

For the six months ended December 31, 2018, VIEs’ net sales were $ 25,885,396, a decrease of $441,362 or 1.7% from $ 26,326,758 for the six months ended December 31, 2017. This decrease was mainly due to the discontinue of Zhenbai on November 30, 2017.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2018 was $81,495,404, a decrease of $6,787,076 or 7.7%, from $88,282,480 for the six months ended December 31, 2017. This decrease was mainly due to the decrease of Jinong and Gufeng’s cost of goods sold.

Cost of goods sold by Jinong for the six months ended December 31, 2018 was $20,198,504, a decrease of $6,180,529, or 23.4%, from $26,378,583 for the six months ended December 31, 2017. The decrease was primarily due to the decrease in net sales during the last six months.

Cost of goods sold by Gufeng for the six months ended December 31, 2018 was $35,069,680 a decrease of $2,076,773, or 5.6%, from $37,146,453 for the six months ended December 31, 2017. This decrease was primarily due to the decrease in net sales during the last six months.

For the six months ended December 31, 2018, cost of goods sold by Yuxing was $4,213,729, an increase of $1,284,938, or 43.9%, from $2,928,791 for the six months ended December 31, 2017. This increase was mainly attributable to the increase in Yuxing’s net sales.

Cost of goods sold by VIEs for the six months ended December 31, 2018 was $21,828,653, a decrease of $185,288, or 0.8%, from $ 22,661,751 for the six months ended December 31, 2017. This decrease was primarily due to the decrease in net sales during the last six months.

Gross Profit

Total gross profit for the six months ended December 31, 2018 decreased by $8,731,631 to $28,713,865, as compared to $37,445,496 for the six months ended December 31, 2017. Gross profit margin was 26.1% and 29.8% for the six months ended December 31, 2018 and 2017, respectively.

Gross profit generated by Jinong decreased by $ 7,320,618, or 27.5%, to $19,285,839 for the six months ended December 31, 2018 from $26,606,457 for the six months ended December 31, 2017. Gross profit margin from Jinong’s sales was approximately 48.8% and 50.2% for the six months ended December 31, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the lower sales price.

For the six months ended December 31, 2018, gross profit generated by Gufeng was $4,759,261, a decrease of $764,073, or 13.8%, from $5,523,334 for the six months ended December 31, 2017. Gross profit margin from Gufeng’s sales was approximately 11.9% and 12.9% for the six months ended December 31, 2018 and 2017, respectively. The decrease in gross profit percentage was mainly due to the increased weight for lower-margin products sales in Gufeng’s total sales answering to market demand.

For the six months ended December 31, 2018, gross profit generated by Yuxing was $797,310, a slight decrease of $20,290, or 2.5% from $817,600 for the six months ended December 31, 2017.  The gross profit margin was approximately 15.9% and 21.8% for the six months ended December 31, 2018 and 2017, respectively. The decrease in gross profit margin was mainly due to the higher material cost.

For the six months ended December 31, 2018, gross profits generated by VIEs were $3,871,455, a decrease of $626,650, or 13.9%, from $4,498,105 for the six months ended December 31, 2017. Gross profit margin from VIEs’ sales was approximately 15.0% and 17.1% for the six months ended December 31, 2018 and 2017, respectively. The decrease in gross profit percentage was mainly due to higher raw material cost.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $11,489,530, or 10.4%, of net sales for the six months ended December 31, 2018, as compared to $12,822,665 or 10.2% of net sales for the six months ended December 31, 2017, a decrease of $ 1,333,135, or 10.4%. This decrease was primarily due to Jinong. The selling expenses of Jinong for the six months ended December 31, 2018 were $ 10,058,050 or 25.5% of Jinong’s net sales, as compared to selling expenses of $12,015,951 or 22.7% of Jinong’s net sales for the six months ended December 31, 2017. The decrease in Jinong’s selling expenses was due to Jinong’s expanded marketing efforts and the increase in shipping costs. The selling expenses of Yuxing were $ 28,173 or 0.6% of Yuxing’s net sales for the six months ended December 31, 2018, as compared to $20,144, or 0.5% of Yuxing’s net sales for the six months ended December 31, 2017. The selling expenses of Gufeng were $ 237,627 or 0.6% of Gufeng’s net sales for the six months ended December 31, 2018, as compared to $285,721 or 0.7% of Gufeng’s net sales for the six months ended December 31, 2017. The selling expenses of VIEs were $ 1,165,679, or 4.5%, of VIEs’ net sales or the six months ended December 31, 2018, as compared to $500,849, or 19% of VIEs’ net sales for the six months ended December 31, 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $2,209,728, or 2.0% of net sales for the six months ended December 31, 2018, as compared to $7,817,685, or 6.2%, of net sales for the six months ended December 31, 2016, a decrease of $5,607,957, or 71.7%. The decrease was mainly due to the adjustment for bad debt expense during the last six months.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses, and bank charges. The total other expense for the six months ended December 31, 2018 was $315,006, as compared to $671,013 for the six months ended December 31, 2017, a decrease of $356,006, or 53.1%. The decrease in total other expense mainly resulted from the decrease in bank charges and accretion expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $ 1,356,998 for the six months ended December 31, 2018, as compared to $1,842,123for the six months ended December 31, 2016, a decrease of $485,125, or 26.3%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $993,428 for the six months ended December 31, 2018, as compared to $1,106,590 for the six months ended December 31, 2017, a decrease of $113,162, or 10.2%. The decrease is mainly due to the decrease in net sales for Gufeng for the six months ended December 31, 2018 comparing to the same period of last year.

Yuxing has no income tax for the six months ended December 31, 2017, as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the six months ended December 31, 2018 was $11,517,5408, a decrease of $1,363,000, or 10.6%, compared to $12,880,540 for the six months ended December 31, 2017. Net income as a percentage of total net sales was approximately 10.5% and 10.2 % for the six months ended December 31, 2018 and 2017, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2018, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production, and sales.

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

For Jinong, the net income decreased by $2,770,593, or 26.5% to $7,689,656 for six months ended December 31, 2018, from $10,460,249 for the six months ended December 31, 2017. The decrease was principally due to decreased in the next sales.

For Gufeng, the net income decreased by $625,827 or 18.0% to $ 2,851,465 for six months ended December 31, 2018 from $ 3,477,292 for six months ended December 31, 2017. The decrease was principally due to the decrease in net sales.

For Yuxing, the net income decreased $4,001,839 or 1004.2% to $(3,603,348) for six months ended December 31, 2018 from $ 398,491 for six months ended December 31, 2017. The decrease was mainly due to the increase in general and administrative expenses caused by bacterial infection.

For the sales VIEs, the net income was $ 1,952,993 for period ended December 31, 2018, increased by $ 1,793,707 or 1126.1%, from $159,286 for six months ended December 31, 2017. The increase was mainly due to the decrease in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of December 31, 2018, cash and cash equivalents were $117,546,683, a decrease of $33,258,955, or 22.1%, from $150,805,639 as of June 30, 2018.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2018	2017
Net cash provided by (used in) continued operating activities	$(27,443,062)	$21,559,636
Net cash provided by (used in) discontinued operation	0	(1,024,276)
Net cash provided by (used in) operating activities	(27,443,062)	20,535,360
Net cash provided by used in investing activities	(41,067)	(23,086)
Net cash provided by (used in) financing activities	219,722	(1,330,290)
Effect of the exchange rate change on cash and cash equivalents	(5,994,548)	3,184,627
Net increase in cash and cash equivalents	(33,258,955)	22,366,611
Cash and cash equivalents, beginning balance	150,805,639	123,050,548
Cash and cash equivalents, ending balance	$117,546,683	$145,417,159

Operating Activities

Net cash used in operating activities was $27,443,062 for the six months ended December 31, 2018, a decrease of $49,002,698, or 227.3% from cash provided by operating activities of $21,559,636 for the six months ended December 31, 2017. The decrease was mainly attributable to a decrease in accounts payable, an increase in advances to suppliers and an increase in inventories during the six months ended December 31, 2018, as compared to the same period in 2017.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2018 was $41,067, compared to cash used in investing activities of $23,086 for the six months ended December 31, 2017. The difference was due to Company purchased more plant, property, and equipment during the last six months compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2018 was $219,722, compared to $1,330,290 net cash used in financing activities for the six months ended December 31, 2017, which was largely due to $364,300 in repayment of loans for the six months ended December 31, 2018, compared to $1,678,603 in the same period last year.

As of December 31, and June 30, 2018, our loans payable was as follows:

	December 31,	June 30,
	2018	2018
Short term loans payable:	$4,362,000	$4,726,300
Total	$4,362,000	$4,726,300

Accounts Receivable

We had accounts receivable of $120,505,844 as of December 31, 2018, as compared to $174,460,937 as of June 30, 2018, a decrease of $53,955,093 or 30.9%. The decrease was primarily attributable to Gufeng’s accounts receivable. As of December 31, 2018, Gufeng’s accounts receivable was $67,377,111, a decrease of $34,736,205 or 34.0% compared to $102,113,316 as of June 30, 2018.

Allowance for doubtful accounts in accounts receivable for the six months ended December 31, 2018 was $17,699,871, from $24,551,796 as of June 30, 2018. And the allowance for doubtful accounts as a percentage of accounts receivable was 12.8% as of December 31, 2018 and 12.3% as of June 30, 2018.

Deferred assets

We had no deferred assets as of December 31, 2018, as compared to $213,289 as of June 30, 2018. During the six months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of December 31, 2018.

Inventories

We had inventories of $115,013,591 as of December 31, 2018, as compared to $53,784,814 as of June 30, 2018, an increase of $61,228,777, or 113.8%. The increase was primarily attributable to Gufeng’s inventory. As of December 31, 2018, Gufeng’s inventory was $86,710,252, compared to $31,617,519 as of June 30, 2018, an increase of $55,092,733, or 174.2%.

Advances to Suppliers

We had advanced to suppliers of $40,777,894 as of December 31, 2018, as compared to $25,194,463 as of June 30, 2018, representing an increase of $15,583,431 or 61.9%. Our inventory level may fluctuate from time to time, depending on how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such an estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $13,312,634 as of December 31, 2018 as compared to $27,128,921 as of June 30, 2018, representing a decrease of $13,816,287, or 50.9%. The decrease was primarily due to the decrease in accounts payable for VIEs. They have accounts payable of $11,708,448 as of December 31, 2018 as compared to $25,398,118 as of June 30, 2018, representing a decrease of $13,689,670, or 53.9%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $6,862,214 as of December 31, 2018, as compared to $7,251,967 as of June 30, 2018, representing a decrease of $389,753, or 5.4%. The decrease was mainly attributable to Gufeng’s $4,727,964 unearned revenue as of December 31, 2018, compared to $5,149,905 unearned revenue as of June 30, 2018, decreased 421,941 or 8.2%, caused by the advance deposits made by clients. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the most critical accounting policies that currently affect our financial condition and results of operations:

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

Our revenue consists of the invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Cash and cash equivalents

For the statement of cash flows purposes, we consider all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Any accounts receivable of Jinong and Gufeng that are outstanding for more than 180 days will be accounted as an allowance for bad debts, and any accounts receivable of Yuxing that are outstanding for more than 90 days will be accounted as an allowance for bad debts.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of December 31, 2018.

Segment reporting

FASB ASC 280 requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other way management disaggregates a company.

As of December 31, 2018, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings, and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2018, our accumulated other comprehensive loss was $20.1 million. We have not entered into any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1 and December 31, 2018, China’s currency dropped by a cumulative 3.8% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of December 31 and June 30, 2018 was $4.4 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended December 31, 2018. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately six months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended December 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: February 14, 2019	By:	/s/ Zhuoyu “Richard” Li
	Name:	Zhuoyu “Richard” Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: February 14, 2019	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.