Form 10-Q
period 2019-03-31
China Green Agriculture, Inc.
filed 2019-05-15
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CGA	NYSE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,816,945 shares of common stock, $.001 par value, as of May 10, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$69,242,037	$150,805,639
Accounts receivable, net	154,557,359	174,460,937
Inventories	132,579,212	53,784,814
Prepaid expenses and other current assets	4,887,732	2,945,247
Amount due from related parties	0	235,551
Advances to suppliers, net	51,055,495	25,194,463
Total Current Assets	412,321,835	407,426,651

Plant, Property and Equipment, Net	28,120,511	30,894,683
Other Assets	274,163	294,550
Other Non-current Assets	14,164,932	15,885,696
Intangible Assets, Net	18,736,458	20,317,914
Goodwill	8,058,302	8,166,467
Total Assets	$481,676,201	$482,985,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,436,035	$27,128,921
Customer deposits	7,793,572	7,251,967
Accrued expenses and other payables	11,218,642	10,207,058
Amount due to related parties	3,666,440	3,271,619
Taxes payable	33,176,555	29,952,206
Short term loans	4,470,000	4,726,300
Interest payable	667,148	462,060
Derivative liability	1,690	66,143
Total Current Liabilities	70,430,082	83,066,274

Long-term Liabilities
Convertible notes payable	7,588,201	7,371,899
Total Liabilities	$78,018,283	$90,438,173

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 39,546,945 and 38,896,945, shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	39,547	38,897
Additional paid-in capital	129,706,886	129,337,035
Statutory reserve	31,196,016	30,947,344
Retained earnings	252,209,492	235,822,726
Accumulated other comprehensive income	(9,494,023)	(3,598,215)
Total Stockholders’ Equity	403,657,917	392,547,787

Total Liabilities and Stockholders’ Equity	$481,676,201	$482,985,960

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Sales
Jinong	$22,077,336	$27,490,333	$61,561,229	$80,475,373
Gufeng	67,167,427	38,932,597	106,996,368	81,602,384
Yuxing	2,817,942	3,041,891	7,828,981	6,788,282
VIEs - others	16,057,865	13,086,062	41,943,261	39,412,820
Net sales	108,120,570	82,550,883	218,329,839	208,278,859
Cost of goods sold
Jinong	11,091,419	13,526,095	31,289,473	39,904,678
Gufeng	59,475,263	34,114,896	94,544,943	71,261,349
Yuxing	2,445,246	2,517,989	6,658,975	5,446,780
VIEs - others	13,951,667	11,231,992	35,965,608	33,060,645
Cost of goods sold	86,963,595	61,390,972	168,458,999	149,673,452
Gross profit	21,156,975	21,159,911	49,870,840	58,605,407
Operating expenses
Selling expenses	6,880,994	3,553,306	18,370,524	16,375,971
General and administrative expenses	6,826,669	7,980,606	9,036,397	15,798,290
Total operating expenses	13,707,663	11,533,912	27,406,921	32,174,261
Income from operations	7,449,312	9,625,999	22,463,919	26,431,146
Other income (expense)
Other income (expense)	(101,350)	(145,311)	(327,433)	(760,324)

Interest income	55,168	138,009	278,509	356,172
Interest expense	(145,621)	(178,478)	(457,885)	(452,640))
Total other income (expense)	(191,803)	(185,780)	(506,809)	(856,792))
Income before income taxes	7,257,509	9,440,220	21,957,110	25,574,353
Provision for income taxes	2,139,610	1,813,187	5,321,671	5,066,780
Net income from continuing operations, net of tax	5,117,899	7,627,033	16,635,439	20,507,573
Net income from discontinued operation, net of tax	0	0	0	40,394
Net income, net of tax	5,117,899	7,627,033	16,635,439	20,547,967
Other comprehensive income (loss)
Foreign currency translation gain (loss)	10,564,053	16,213,419	(5,895,808)	24,710,375
Comprehensive income (loss)	$15,681,952	$23,840,452	$10,739,631	$45,258,342

Basic weighted average shares outstanding	39,546,944	38,551,264	39,165,010	38,551,264
Basic net earnings per share	$0.13	$0.20	$0.42	$0.53
Diluted weighted average shares outstanding	39,546,944	38,551,264	39,165,010	38,551,264
Diluted net earnings per share	0.13	0.20	0.42	0.53

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$16,635,439	$20,507,573

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,671,827	4,730,892
Gain (Loss) on disposal of plant, property and equipment	4,524	24,756
Amortization of debt discount	308,815	490,280
Issuance of common stock for consulting services	370,500	-
Change in fair value of derivative liability	(62,539)	(67,798)
Changes in operating assets
Accounts receivable	17,305,498	(10,988,222)
Amount due from related parties	228,635	902,528
Other current assets	18,524	1,149,289
Inventories	(78,208,217)	1,818,951
Advances to suppliers	(25,766,902)	6,607,926
Other assets	(481,965)	1,527,225
Changes in operating liabilities
Accounts payable	(17,053,253)	1,256,821
Customer deposits	627,242	(2,549,836)
Tax payables	3,183,956	1,325,136
Accrued expenses and other payables	1,045,892	2,184,753
Interest payable	207,758	216,553
Net cash provided by (used in) continuing operating activities	(77,964,267)	29,136,827
Net cash provided by (used in) discontinued operating activities	0	(702,062)
Net cash provided by (used in) operating activities	(77,964,267)	28,434,765

Cash flows from investing activities
Purchase of plant, property, and equipment	(59,096)	(33,207)
Cash paid for acquisition, net	-	(8,219)
Change in construction in process	16,216	(14,265)
Net cash used in investing activities	(42,880)	(55,691)

Cash flows from financing activities

Repayment of loans	(190,536)	(6,130,802)
Advance from related parties	409,230	195,013
Net cash provided by (used in) financing activities	218,694	(5,935,789)

Effect of exchange rate change on cash and cash equivalents	(3,775,148)	8,145,894
Net increase in cash and cash equivalents	(81,563,601)	30,589,179

Cash and cash equivalents, beginning balance	150,805,639	123,050,548
Cash and cash equivalents, ending balance	$69,242,037	$153,639,728

Supplement disclosure of cash flow information
Interest expense paid	$106,307	$311,667
Income taxes paid	$2,137,715	$3,741,644

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

The Company’s corporate structure as of March 31, 2019 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the People’s Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2019 and June 30, 2018 were $69,242,037 and $150,805,639, respectively. The Company had $69,089,192 and $150,785,737 in cash in banks in China, and also had $152,845 and $19,902 in cash in two banks in the United States as of March 31, 2019 and June 30, 2018, respectively. Cash overdrafts as of a balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of March 31, 2019, and June 30, 2018, the Company had accounts receivable of $154,557,359 and $174,460,937, net of allowance for doubtful accounts of $23,158,524 and $24,551,796, respectively.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. On March 31, 2019 and 2018, the Company had no reserve for obsolete goods.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definite lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded an impairment of intangible assets as of March 31, 2019 and 2018 respectively.

Customer deposits

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of March 31, 2019, and June 30, 2018, the Company had customer deposits of $7,793,572 and $7,251,967, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	March 31,
	2019	2018
Net Income from continuing operations for Basic Earnings Per Share	5,117,899	7,627,033
Net Income from discontinued operations for Basic Earnings Per Share	$0	$0
Basic Weighted Average Number of Shares	39,546,944	38,511,264
Basic net earnings per share from continuing operations	0.13	0.20
Basic net earnings per share from discontinued operations	$0	$0
Net Income from continuing operations for Diluted Earnings Per Share	5,117,899	7,627,033
Net Income from discontinued operations for Diluted Earnings Per Share	$0	$0
Diluted Weighted Average Number of Shares	39,546,944	38,511,264
Diluted net earnings per share from continuing operations	0.13	0.20
Diluted net earnings per share from discontinued operations	$0	$0

	Nine Months Ended
	March 31,
	2019	2018
Net Income from continuing operations for Basic Earnings Per Share	16,635,439	20,507,573
Net Income from discontinued operation for Basic Earnings Per Share	$0	$40,394
Basic Weighted Average Number of Shares	39,165,010	38,551,264
Basic net earnings per share from continuing operations	0.42	0.53
Basic net earnings per share from discontinued operations	$0	$0
Net Income from continuing operations for Diluted Earnings Per Share	16,635,439	20,507,573
Net Income from discontinued operations for Diluted Earnings Per Share	$0	$40,394
Diluted Weighted Average Number of Shares	39,165,010	38,551,264
Diluted net earnings per share from continuing operations	0.42	0.53
Diluted net earnings per share from discontinued operations	$0	$0

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2019	2018
Raw materials	$88,221,690	$13,154,465
Supplies and packing materials	$511,574	$566,254
Work in progress	$403,463	$417,130
Finished goods	$43,442,485	$39,646,965
Total	$132,579,212	$53,784,814

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2019	2018
Building and improvements	$39,785,362	$40,319,393
Auto	3,467,594	3,504,028
Machinery and equipment	18,546,840	18,765,192
Agriculture assets	758,349	768,528
Total property, plant and equipment	62,558,145	63,357,141
Less: accumulated depreciation	(34,437,635))	(32,462,458)
Total	$28,120,511	$30,894,683

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2019	2018
Land use rights, net	$9,619,316	$9,930,420
Technology patent, net	3,187	3,570
Customer relationships, net	2,551,841	3,578,724
Non-compete agreement	497,814	659,500
Trademarks	6,064,300	6,145,700
Total	$18,736,458	$20,317,914

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,904,549). The intangible asset is being amortized over the grant period of 50 years using the straight line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB 1,045,950 (or $155,847). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7, 285,099 (or $1,085,480). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2019	2018
Land use rights	$12,145,874	$12,308,907
Less: accumulated amortization	(2,526,557))	(2,378,488)
Total land use rights, net	$9,619,317	$9,930,419

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB5, 875,068 (or $875,385) and is being amortized over the patent period of 10 years using the straight line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9, 200,000 (or $1,370,800) and is amortized over the remaining useful life of six years using the straight line method.

The technology know-how consisted of the following:

	March 31,	June 30,
	2019	2018
Technology know-how	$2,251,081	$2,276,335
Less: accumulated amortization	(2,251,081)	(2,276,335)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65, 000,000 (or $9,685,000) and is amortized over the remaining useful life of ten years. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB14,729,602 (or $2,194,711) and is amortized over the remaining useful life of seven to ten years.

	March 31,	June 30,
	2019	2018
Customer relationships	$11,879,712	$12,039,169
Less: accumulated amortization	(9,327,871)	(8,460,445)
Total customer relationships, net	$2,551,841	$3,578,724

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $196,680) and is amortized over the remaining useful life of five years using the straight line method.  On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,843,439 (or $1,019,672) and is amortized over the remaining useful life of five years using the straight line method.

	March 31,	June 30,
	2019	2018
Non-compete agreement	$1,216,352	$1,232,680
Less: accumulated amortization	(718,538))	(573,180)
Total non-compete agreement, net	$497,814	$659,500

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40, 700,000 (or $6,064,300) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ending March 31, are as follows:

Twelve Months Ending March 31,	Expense ($)
2020	1,865,109
2021	1,096,543
2022	681,884
2023	577,619
2024	464,116

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of March 31, 2019, the balance of other non-current assets was $16,165,257, consisting of the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2019 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1.5 million as expenses for the nine months ended March 31, 2019.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended March 31 and thereafter are as follows:

Twelve months ending March 31,
2020	$2,000,325
2021	$2,000,325
2022	$2,000,325
2023	$2,000,325
2024 and thereafter	$8,163,957

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2019	2018
Payroll payable	$27,020	$13,788
Welfare payable	152,970	155,023
Accrued expenses	6,475,802	5,368,348
Other payables	4,437,889	4,543,261
Other levy payable	124,961	126,638
Total	$11,218,642	$10,207,058

NOTE 8 – RELATED PARTIES TRANSACTIONS

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,799,500). For the nine months ended March 31, 2019 and 2018, Yuxing has sold approximately $185,311 and $206,902 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 and $235,551 as of March 31, 2019 and June 30, 2018, respectively.

As of March 31, 2019, and June 30, 2018, the amount due to related parties was $3,666,440 and $3,271,619, respectively.  As of March 31, 2019, and June 30, 2018, $1,043,000 and $1,057,000, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand.  These loans are not subject to written agreements.

As of March 31, 2019, and June 30, 2018, the Company’s subsidiary, Jinong, owed 900LH.com $412,193 and $388,353, respectively.

On June 29, 2018, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, serves as Chairman of its board of directors. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a four-year term effective as of July 1, 2018, with a monthly rent of RMB24,480 (approximately $3,648)

NOTE 9 – LOAN PAYABLES

As of March 31, 2019, the short-term loan payables consisted of two loans which mature on dates ranging from May 21 through June 18, 2019, with interest rates ranging from 5.22% to 6.31%. Both loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2019
1	Bank of Beijing - Pinggu Branch	May 22, 2018-May 21, 2019	5.22%	1,490,000
2	Postal Saving Bank of China - Pinggu Branch	June 19, 2018-June 18, 2019	6.31%	2,980,000
	Total			$4,470,000

The interest expense from short-term loans was $457,885 and $452,640 for the nine months ended March 31, 2019 and 2018, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,599,000) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Shenqiu, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the maturity date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016, with a face amount of RMB 12,000,000 ($1,788,000) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

The Company determined that the fair value of the convertible notes payable outstanding was RMB 50,927,525 (or $7,588,201) and RMB48, 820,525 ($7,274,258) as of March 31, 2019 and June 30, 2018, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of March 31, 2019, the accumulated amortization of this discount into accretion expenses was $1,230,864.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, as a result of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the nine months ended March 31, 2019 and 2018 of $1,007,503 and $2,689,188, respectively, which is mainly due to the operating income from Jinong. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $ 2,916,912 and $1,899,873 for the nine months ended March 31, 2019 and 2018, respectively.

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	March 31,	June 30,
	2019	2018
VAT provision	$(469,900)	$(449,140)
Income tax payable	3,636,081	554,065
Other levies	999,839	836,747
Total	$4,166,020	$941,672

The provision for income taxes consists of the following:

	March 31, 2019	June 30, 2018
Current tax - foreign	$5,321,671	$6,841,592
Repatriation Tax	-	29,010,535
Total	$5,321,671	$35,852,127

Tax Rate Reconciliation

Our effective tax rates were approximately 24.2% and 19.8% for the nine months ended March 31, 2019 and 2018, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21% to income before income taxes for the nine months ended March 31, 2019 and 2018 for the following reasons:

March 31, 2019
	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$23,320,275	-	(1,363,166)	-	$21,957,109

Expected income tax expense (benefit)	5,830,069	25.0%	(286,265)	21.0%	5,543,804
High-tech income benefits on Jinong	(671,669)	(2.9)%		-	(671,669)
Losses from subsidiaries in which no benefit is recognized	163,271	0.7%		-	163,271
Change in valuation allowance on deferred tax asset from US tax benefit	0	-	286,265	(21.0)%	286,265
Actual tax expense	$5,321,671	22.8%	$-	-%	$5,321,671	24.2%

March 31, 2018
	China		United States
	15% - 25%		34%			Total

Pretax income (loss)	$26,650,476	-	(1,035,728)		-	$25,614,748

Expected income tax expense (benefit)	6,662,619	25.0%	(352,147)		34.0%	6,310,472
High-tech income benefits on Jinong	(2,689,188)	(10)%			-	(2,689,188)
Losses from subsidiaries in which no benefit is recognized	(1,093,349)	4%			-	(1,093,349)
Change in valuation allowance on deferred tax asset from US tax benefit	0	-	352,147	352,147	(34.0)%	352,147
Actual tax expense	$5,066,780	19%	$-		-%	$5,066,780	19.8%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

There was no issuance share of common stock during the three and nine months ended March 31, 2019.

As of March 31, 2019, and June 30, 2018, there were 39,546,945 and 38,896,945 shares of common stock issued and outstanding.

On April 25, 2019, the Company entered into a Stock Purchase Agreement (the “SPA”) with certain non-US persons, as defined in Regulation S promulgated under the Securities Act of 1933, in connection with a private placement offering of 6,000,000 shares of common stock, par value $0.001 per share, of the Company. The purchase price per share of the offering is $1.00. On April 26, 2019, the Company issued 6,000,000 Shares of the Company’s Common Stock, par value $0.001 per share, pursuant to the SPA. The Shares issued in the offering are exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder.

On May 10, 2019, the Company sold 2,270,000 shares of common stock at the price of $1.00 per share for total proceeds of $2,270,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

As of March 31, 2019, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There were three vendors, from which the Company purchased 14.2%, 13.7% and 11.8% of its raw materials for fertilizer manufacturing during the year ended March 31, 2019. Total purchase from these three vendors was amounted to $58,658,521 as March 31, 2019.

None of the vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the nine months ended March 31, 2018.

None of the customers accounted over 10% of the Company’s sales for the nine months ended March 31, 2019 and 2018.

NOTE 14 – SEGMENT REPORTING

As of March 31, 2019, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues from unaffiliated customers:
Jinong	$22,077,336	$27,490,333	$61,561,229	$80,475,373
Gufeng	67,167,427	38,932,597	106,996,368	81,602,384
Yuxing	2,817,942	3,041,891	7,828,981	6,788,282
VIES	16,057,865	13,086,062	41,943,261	39,412,820
Consolidated	$108,120,570	$82,550,883	$218,329,839	$208,278,859

Operating income:
Jinong	$(2,210,904)	$5,704,281	$6,888,634	$18,047,510
Gufeng	7,111,832	3,210,959	11,214,341	7,866,697
Yuxing	125,839)	(951,474)	(3,477,668)	(553,726)
VIES	2,821,741	2,067,194	9,201,792	2,106,396
Reconciling item (1)	0	0	0	0
Reconciling item (2)	(399,196)	(404,960)	(1,363,180)	(1,035,731)
Consolidated	$7,449,312	$9,625,999	$22,463,919	$26,431,146

Net income:
Jinong	$(1,980,471)	$4,778,486	$5,709,185	$15,238,735
Gufeng	5,260,432	2,310,042	8,111,897	5,526,873
Yuxing	125,259	(951,805)	(3,478,089)	(553,314)
VIES	2,111,941	1,892,425	7,668,280	1,653,220
Reconciling item (1)	4	0	14	4
Reconciling item (2)	(399,196)	(404,960)	(1,363,180)	(1,035,731)
Reconciling item (3)	(68)	2,844	(12,667)	(322,214)
Consolidated	$5,117,901	$7,627,033	$16,635,441	$20,507,573

Depreciation and Amortization:
Jinong	$199,460	$226,678	$592,424	$1,502,805
Gufeng	542,033	574,120	1,607,957	1,674,176
Yuxing	307,835	327,729	912,554	955,530
VIES	188,309	195,922	558,892	568,835
Consolidated	$1,237,638	$1,324,449	$3,671,827	$4,701,346

Interest expense:
Jinong	70,000	74,270	207,758	216,553
Gufeng	75,621	105,299	250,127	311,667
Yuxing	0	0	0	0
Sales VIEs	0	(1,091)	0	(75,580)
Consolidated	$145,621	$178,478	$457,885	$452,640

Capital Expenditure:
Jinong	$781	$537	$4,273	$4,686
Gufeng	394	(11,286)	45,998	2,878
Yuxing	726	350	8,825	5,122
VIES	0	20,520	0	20,520
Consolidated	$1,901	$10,120	$59,096	$33,207

	As of
	March 31,	June 30,
	2019	2018
Identifiable assets:
Jinong	$148,860,709	$226,335,489
Gufeng	255,784,087	168,572,947

Sales VIES	76,434,439	87,567,782
Reconciling item (1)	599,845	512,622
Reconciling item (2)	(2,879))	(2,879)
Consolidated	$481,676,200	$482,985,960

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	Reconciling amounts refer to the adjustment for net gain on derivative liability on convertible bonds.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On June 29, 2018, Jinong renewed an office lease with Kingtone Information. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provided for a four-year term effective as of July 1, 2018, with a monthly rent of $3,648 (approximately RMB 24,480).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $441 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $36,794 and $44,252 as rent expenses from these committed property leases for the nine-month periods ended March 31, 2019 and 2018, respectively. The contingent rent expenses herein for the next five twelve-month periods ended March 31 are as follows:

Twelve Months ending March 31,
2020	$49,059
2021	49,059
2022	49,059
2023	49,059
2024	49,059

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of March 31, 2019 and June 30, 2018:

	March 31,	June 30,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$970,474	$982,312
Accounts receivable, net	22,545,084	38,295,505
Inventories	23,002,341	21,133,970
Other current assets	648,132	988,051
Related party receivable	0	(359,005
Advances to suppliers	4,848,280	848,458
Total Current Assets	52,014,311	61,889,291

Plant, Property and Equipment, Net	10,271,628	11,206,667
Other assets	223,652	226,654
Intangible Assets, Net	10,641,139	11,348,180
Goodwill	3,283,709	3,319,732
Total Assets	$76,434,439	$87,990,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term loan	$-	$-
Accounts payable	7,833,312	25,584,614
Customer deposits	1,021,889	841,694
Accrued expenses and other payables	5,297,819	3,896,340
Amount due to related parties	43,257,584	43,339,286
Total Current Liabilities	$57,410,604	$73,661,934

Total Liabilities	$57,410,604	$73,661,934

Stockholders’ equity	19,023,835	14,328,590

Total Liabilities and Stockholders’ Equity	76,434,439	$87,990,524

	Three months ended Three Months Ended March 31,		Nine months ended Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue	$18,875,808	$16,127,953	$49,772,242	$47,205,271
Expenses	16,638,610	13,749,981	45,582,052	39,340,523
Net income (loss)	$2,237,198	$940,622	$4,190,190	$1,140,302

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 91.4% and 90.3% of our total revenues for the nine months ended March 31, 2019 and 2018, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of March 31, 2019, we had developed and produced a total of 727 different fertilizer products in use, of which 143 were developed and produced by Jinong and 333 by Gufeng, and 251 by the VIE companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended March 31,		Change from 2018 to 2019
	2019	2018	Amount	%
	(metric tons)
Jinong	17,014	12,606	4,408	35.0%
Gufeng	190,691	104,207	86,484	83.0%
	207,704	116,813	90,891	77.8%

	Three Months Ended March 31,
	2019	2018
	(revenue per ton)
Jinong	$1,324	$2,302
Gufeng	357	382

	Nine months Ended March 31,		Change from 2018 to 2019
	2019	2018	Amount	%
	(metric tons)
Jinong	53,008	40,297	12,711	31.5%
Gufeng	305,288	225,053	80,235	35.7%
	358,295	265,350	92,945	35.0%

	Nine months Ended March 31,
	2019	2018
	(revenue per ton)
Jinong	$1,209	$2,205
Gufeng	349	375

For the three months ended March 31, 2019, we sold approximately 207,704 metric tons of fertilizer products, as compared to 116,813 metric tons for the three months ended March 31, 2018. For the three months ended March 31, 2019, Jinong sold approximately 17,014 metric tons of fertilizer products, an increase of 4.408 metric tons, or 35.0%, as compared to 12,606 metric tons for the three months ended March 31, 2018. For the three months ended March 31, 2019, Gufeng sold approximately 190,691 metric tons of fertilizer products, as compared to 104,207 metric tons for the three months ended March 31, 2018, an increase of 86,484 metric tons, or 83.0%.

For the nine months ended March 31, 2019, we sold approximately 358,295 metric tons of fertilizer products, as compared to 265,350 metric tons for the nine months ended March 31, 2018. For the nine months ended March 31, 2019, Jinong sold approximately 53,008 metric tons of fertilizer products, an increase of 12,711 metric tons, or 31.5%, as compared to 40,297 metric tons for the nine months ended March 31, 2018. For the nine months ended March 31, 2019, Gufeng sold approximately 305,288 metric tons of fertilizer products, an increase of 80,235 metric tons, or 35.7%, as compared to 225,053 metric tons for the nine months ended March 31, 2018.

Our sales of fertilizer products to customers in five provinces accounted for approximately 55.9% of our fertilizer revenue for the three months ended March 31, 2019. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (24.1%), Shaanxi (9.2%), Heilongjiang (8.3%), Liaoning (7.3%), and Shandong (7.0%)

As of March 31, 2019, we had a total of 2,033 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,211 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 5.1% of its fertilizer revenues for the three months ended March 31, 2019. Gufeng had 324 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 84.9% of its revenues for the three months ended March 31, 2019.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 83.4% of our agricultural products revenue for the three months ended March 31, 2019 were Shaanxi (71.6%), Sichuan (7.1%), and Gansu (4.6%).

Recent Developments

New products and distributors

During the three months ended March 31, 2019, Jinong launched 1 new fertilizer products and added 44 new distributors during this period. Gufeng did not launch any new fertilizer products but added 5 new distributors.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,705,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,387,000) with an annual fixed compound interest rate of 3% and term of three years.

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

Business development

Results of Operations

Three Months ended March 31, 2019 Compared to the Three Months ended March 31, 2018.

	Three Months Ended March 31,
	2019	2018	Change$	Change%
Sales
Jinong	22,077,336	27,490,333	(5,412,997)	-19.7%
Gufeng	67,167,427	38,932,597	28,234,830	72.5%
Yuxing	2,817,942	3,041,891	(223,949)	-7.4%
VIEs-others	16,057,865	13,086,062	2,971,803	22.7%
Net sales	108,120,570	82,550,883	25,569,687	31.0%
Cost of goods sold
Jinong	11,091,419	13,526,095	(2,434,676)	-18.0%
Gufeng	59,475,263	34,114,896	25,360,367	74.3%
Yuxing	2,445,246	2,517,989	(72,743)	-2.9%
VIEs	13,951,667	11,231,992	2,719,675	24.2%
Cost of goods sold	86,963,595	61,390,972	25,572,623	41.7%
Gross profit	21,156,975	21,159,911	(2,936)	0.0%
Operating expenses
Selling expenses	6,880,994	3,553,306	3,327,688	93.7%
General and administrative expenses	6,826,669	7,980,606	(1,153,937)	-14.5%
Total operating expenses	13,707,663	11,533,912	2,173,751	18.8%
Income from operations	7,449,312	9,625,999	(2,176,687)	-22.6%
Other income (expense)
Other income (expense)	(101,350)	(145,311)	43,961	-30.3%
Interest income	55,168	138,009	(82,841)	-60.0%
Interest expense	(145,621)	(178,478)	32,857	-18.4%
Total other income (expense)	(191,803)	(185,780	(6,023)	3.2%
Income before income taxes	7,257,509	9,440,220	(2,182,711)	-23.1%
Provision for income taxes	2,139,610	1,813,187	326,423	18.0%
Net income	5,117,899	7,627,033	(2,509,134)	-32.9%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	10,564,053	16,213,419	(5,649,366)	-34.8%
Comprehensive income (loss)	15,681,952	23,840,452	(8,158,500)	-34.2%

Basic weighted average shares outstanding	39,546,944	38,551,264	995,680	2.6%
Basic net earnings per share	0.13	0.20	(0.06)	-32.5%
Diluted weighted average shares outstanding	39,546,944	38,551,264	995,680	2.6%
Diluted net earnings per share	0.13	0.20	(0.06)	-32.5%

Net Sales

Total net sales for the three months ended March 31, 2019 were $108,120,570, an increase of $25,569,687, or 31.0%, from $82,550,883 for the three months ended March 31, 2018.This increase was largely due to the increase in Gufeng’s sales volume.

For the three months ended March 31, 2019, Jinong’s net sales decreased by $5,412,997, or 19.7%, to $22,077,336 from $27,490,333 for the three months ended March 31, 2018. The decrease was due to the change of market strategy. Jinong sold more low-selling price products answering to market demand.

For the three months ended March 31, 2019, Gufeng’s net sales were $67,167,427, an increase of $28,234,830 or 72.5% from $38,932,597 for the three months ended March 31, 2018. This increase was mainly attributable to Gufeng’s increase in sales volume during the three months ended March 31, 2019.

For the three months ended March 31, 2019, Yuxing’s net sales were $2,817,942, a decrease of $223,949 or 7.4%, from $3,041,891 during the three months ended March 31, 2018. The decrease was mainly due to the decrease in market demand.

For the three months ended March 31, 2019, VIEs’ net sales were $16,057,865, an increase of $2,971,803 or 22.7%, from $13,086,062 for the three months ended March 31, 2018. The increase was mainly attributable to the increase in market demand during the last three months.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2019 was $86,963,595, an increase of $25,572,623, or 41.7%, from $61,390,972 for the three months ended March 31, 2018. The increase was mainly due to the increase in sales volumes for Gufeng and Jinong.

Cost of goods sold by Jinong for the three months ended March 31, 2019 was $11,091,419, a decrease of $2,434,676, or 18.0%, from $13,526,095 for the three months ended March 31, 2018. The decrease for cost of goods sold was primarily due to the decrease in Jinong’s net sales during the last three months.

Cost of goods sold by Gufeng for the three months ended March 31, 2019 was $59,475,263, an increase of $25,360,367, or 74.3%, from $34,114,896 for the three months ended March 31, 2018. This increase was primarily attributable to the more products sold during the last three months.

For the three months ended March 31, 2019, cost of goods sold by Yuxing was $2,445,246, a decrease of $72,743, or 2.9%, from $2,517,989 for the three months ended March 31, 2018. This decrease was mainly due to the decrease in Yuxing’s net sales during the last three months.

Cost of goods sold by VIEs for the three months ended March 31, 2019 was $13,951,667, an increase of $2,719,675, or 24.2%, from $11,231,992 for the three months ended March 31, 2018. This increase was primarily attributable to the greater number of products sold during the last three months.

Gross Profit

Total gross profit for the three months ended March 31, 2019 decreased by $2,936 to $21,156,975, as compared to $21,159,911 for the three months ended March 31, 2018. Gross profit margin was 19.6% and 25.6% for the three months ended March 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the decrease in Jinong’s net sales since Jinong is the most profitable business segment, with 49.8% of gross profit margin.

Gross profit generated by Jinong decreased by $2,978,321, or 21.3%, to $10,985,917 for the three months ended March 31, 2019 from $13,964,238 for the three months ended March 31, 2018. Gross profit margin from Jinong’s sales was approximately 49.8% and 50.8% for the three months ended March 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the lower selling price during the last three months.

For the three months ended March 31, 2019, gross profit generated by Gufeng was $7,692,164, an increase of $2,874,463, or 59.7%, from $4,817,701, for the three months ended March 31, 2018. Gross profit margin from Gufeng’s sales was approximately 11.5% and 12.4% for the three months ended March 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the higher labor cost and raw materials cost during the three months ended March 31, 2019.

For the three months ended March 31, 2019, gross profit generated by Yuxing was $372,696, a decrease of $151,206 or 28.9% from $523,902 for the three months ended March 31, 2018.  The gross profit margin was approximately 13.2% and 17.2% for the three months ended March 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the higher cost of raw materials during the three months ended March 31, 2019.

Gross profit generated by VIEs increased by $ 252,128, or 13.6%, to $2,106,198 for the three months ended March 31, 2019 from $1,854,070 for the three months ended March 31, 2018. Gross profit margin from VIE’s sales was approximately 13.1% and 14.2% for the three months ended March 31, 2019 and 2018, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $6,880,994, or 6.4%, of net sales for the three months ended March 31, 2019, as compared to $3,553,306, or 4.3%, of net sales for the three months ended March 31, 2018, an increase of $3,327,688, or 93.7%. The selling expenses of Jinong for the three months ended March 31, 2019 were $6,480,278, or 29.4%, of Jinong’s net sales, as compared to selling expenses of $3,162,789, or 11.5%of Jinong’s net sales for the three months ended March 31, 2018. The selling expenses of Yuxing were $14,779, or 0.5%, of Yuxing’s net sales for the three months ended March 31, 2019, as compared to $12,691, or 0.4%, of Yuxing’s net sales for the three months ended March 31, 2018. The selling expenses of Gufeng were $46,228, or 0.1%, of Gufeng’s net sales for the three months ended March 31, 2019, as compared to $94,665, or 0.2%, of Gufeng’s net sales for the three months ended March 31, 2018. The selling expenses of VIEs were $291,617, or 1.8%, of VIEs’ net sales for the three months ended March 31, 2019, as compared to $283,161, or 2.2%, of VIEs’ net sales for the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $6,826,669, or 6.3%, of net sales for the three months ended March 31, 2019, as compared to $7,980,606, or 9.7%, of net sales for the three months ended March 31, 2018, a decrease of $1,153,937, or 14.5%. The decrease in general and administrative expenses was mainly due to Gufeng, which had $486,010 of general and administrative expenses during the last three months, a decrease of $1,026,061 or 67.9% as compared to $1,512,071 of general and administrative expenses for the three months ended March 31, 2018.

Total Other Income and Expense

Total other income and expense consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the three months ended March 31, 2019 was $191,803 as compared to total other expense of $185,780 for the three months ended March 31, 2018, a decrease of $6,023, or 3.2%. The decrease in total other expense mainly resulted from the decrease for bank charges.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the three months ended March 31, 2019, as compared to $860,801 for the three months ended March 31, 2018, a decrease of $860,801 or 100%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $1,775,037 for the three months ended March 31, 2019, as compared to $764,051 for the three months ended March 31, 2018, an increase of $1,010,986, or 132.3%.

Yuxing has no income tax for the three months ended March 31, 2019 as a result of being exempted from paying income tax due to the fact its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the three months ended March 31, 2019 was $5,117,899, a decrease of $2,509,134, or 32.9%, compared to $7,627,033 for the three months ended March 31, 2018. Net income as a percentage of total net sales was approximately 4.7% and 9.2% for the three months ended March 31, 2019 and 2018, respectively. The decrease in net income was mainly due to higher selling expense during the last three months.

Nine months ended March 31, 2019 Compared to the Nine months ended March 31, 2018.

	Nine Months Ended March 31,
	2019	2018	Change$	Change%
Sales
Jinong	$61,561,229	80,475,373	(18,914,144)	-23.5%
Gufeng	106,996,368	81,602,384	25,393,984	31.1%
Yuxing	7,828,981	6,788,282	1,040,699	15.3%
VIEs	41,943,261	39,412,820	2,530,441	6.4%
Net sales	218,329,839	208,278,859	10,050,980	4.8%
Cost of goods sold
Jinong	31,289,473	39,904,678	(8,615,205)	-21.6%
Gufeng	94,544,943	71,261,349	23,283,594	32.7%
Yuxing	6,658,975	5,446,780	1,212,195	22.3%
VIEs	35,965,608	33,060,645	2,904,963	8.8%
Cost of goods sold	168,458,999	149,673,452	18,785,547	12.6%
Gross profit	49,870,840	58,605,407	(8,734,567)	-14.9%
Operating expenses
Selling expenses	18,370,524	16,375,971	1,994,553	12.2%
General and administrative expenses	9,036,397	15,798,290	(6,761,894)	-42.8%
Total operating expenses	27,406,921	32,174,261	(4,767,341)	-14.8%
Income from operations	22,463,919	26,431,146	(3,967,226)	-15.0%
Other income (expense)
Other income (expense)	(327,433)	(760,324)	432,891	-56.9%
Interest income	278,509	356,172	(77,663)	-21.8%
Interest expense	(457,885)	(452,640)	(5,245)	1.2%
Total other income (expense)	(506,809)	(856,792)	349,983	-40.8%
Income before income taxes	21,957,110	25,574,353	(3,617,243)	-14.1%
Provision for income taxes	5,321,671	5,066,780	254,891	5.0%
Net income from continuing operations, net of tax	16,635,439	20,507,573	(3,872,134)	-18.9%
Net income from discontinued operation, net of tax	0	40,394	(40,394)	-100%
Net income, net of tax	16,635,439	20,547,967	(3,912,528)	-19.0%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(5,895,808)	24,710,375	(30,606,183)	-123.9%
Comprehensive income (loss)	$10,739,631	45,258,342	(34,518,711)	-76.3%

Basic weighted average shares outstanding	39,165,010	38,551,264	613,746	1.6%
Basic net earnings per share	$0.42	0.53	(0.11)	-20.3%
Diluted weighted average shares outstanding	39,165,010	38,551,264	613,746	1.6%
Diluted net earnings per share	0.42	0.53	(0.11)	-20.3%

Net Sales

Total net sales for the nine months ended March 31, 2019 were $218,329,839, an increase of $9,046,811, or 4.3%, from $209,283,028 for the nine months ended March 31, 2018.This increase was largely due to the increase of Gufeng’s net sales offset by decrease in Jinong’s net sales for the nine months ended March 31, 2019.

For the nine months ended March 31, 2019, Jinong’s net sales decreased of $18,914,144, or 23.5%, to $61,561,229 from $80,475,373 for the nine months ended March 31, 2018. This decrease was mainly due to Jinong’s increased weight for lower-selling price products sales in Jinong’s total sales, which was result of Jinong’s implementation of its sales strategy that rebalances the production of fertilizer types during the last nine months.

For the nine months ended March 31, 2019, Gufeng’s net sales were $106,996,368, an increase of $25,393,984, or 31.1%, from $81,602,384 for the nine months ended March 31, 2018. This increase was mainly attributable to Gufeng’s higher sales volumes to answer market demand during the nine months ended March 31, 2019.

For the nine months ended March 31, 2019, Yuxing’s net sales were $7,828,981, an increase of $1,040,699, or 15.3%, from $6,788,282 during the nine months ended March 31, 2018.

For the nine months ended March 31, 2019, VIEs’ net sales were $ 41,943,261, an increase of $2,530,441 or 6.4% from $39,412,820 for the nine months ended March 31, 2018. This increase was mainly attributable to the increase in VIEs’ sales volume, which was result of the increase in market demand during the nine months ended March 31, 2019.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2019 was $168,458,999, an increase of $18,785,547, or 12.6%, from $149,673,452 for the nine months ended March 31, 2018. This increase was mainly due to the increase in Gufeng’s net sales.

Cost of goods sold by Jinong for the nine months ended March 31, 2019 was $31,289,473, a decrease of $8,615,205, or 21.6%, from $39,904,678 for the nine months ended March 31, 2018. The decrease was primarily due to the decrease in Jinong’s net sales during the nine months ended March 31, 2019.

Cost of goods sold by Gufeng for the nine months ended March 31, 2019 was $94,544,943, an increase of $23,283,594, or 32.7%, from $71,261,349 for the nine months ended March 31, 2018. This increase was primarily attributable to the more products sold during the last nine months.

For the nine months ended March 31, 2019, cost of goods sold by Yuxing was $6,658,975, an increase of $1,212,195, or 22.3%, from $5,446,780 for the nine months ended March 31, 2018. This increase was mainly attributable to the increase in Yuxing’s net sales.

Cost of goods sold by VIEs for the nine months ended March 31, 2019 was $35,965,608, an increase of $2,904,963, or 8.8%, from $33,060,645 for the nine months ended March 31, 2018. This increase was primarily attributable to the increase in net sales during the last nine months.

Gross Profit

Total gross profit for the nine months ended March 31, 2019 decreased by $8,734,567, or 14.9%, to $49,870,840, as compared to $58,605,407 for the nine months ended March 31, 2018. Gross profit margin was 22.8% and 28.1% for the nine months ended March 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the decrease in Jinong’s net sales since Jinong is the most profitable business segment with 49.2% of gross profit margin.

Gross profit generated by Jinong decreased by $10,298,939, or 25.4%, to $30,271,756 for the nine months ended March 31, 2019 from $40,570,695 for the nine months ended March 31, 2018. Gross profit margin from Jinong’s sales was approximately 49.2% and 50.4% for the nine months ended March 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to lower selling prices.

For the nine months ended March 31, 2019, gross profit generated by Gufeng was $12,451,425, an increase of $2,110,390, or 20.4%, from $10,341,502 for the nine months ended March 31, 2018. Gross profit margin from Gufeng’s sales was approximately 11.6% and 12.7% for the nine months ended March 31, 2019 and 2018, respectively. The decrease in gross profit percentage was mainly due to the decreased weight for higher-margin products sales in Gufeng’s total sales.

For the nine months ended March 31, 2019, gross profit generated by Yuxing was $1,170,006, a decrease of $171,496, or 12.8% from $1,341,502 for the nine months ended March 31, 2018.  The gross profit margin was approximately 14.9% and 19.8% for the nine months ended March 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the higher labor cost during the nine months ended March 31, 2019.

For the nine months ended March 31, 2019, gross profits generated by VIEs were $5,977,653, a decrease of $374,522, or 5.9%, from $6,352,175 for the nine months ended March 31, 2018. Gross profit margin from VIEs’ sales was approximately 14.3% and 16.1% for the nine months ended March 31, 2019 and 2018, respectively. The decrease in gross profit percentage was mainly due to lower selling prices.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $18,370,524, or 8.4%, of net sales for the nine months ended March 31, 2019, as compared to $16,375,971, or 7.9% of net sales for the nine months ended March 31, 2018, an increase of $1,994,553, or 12.2%. The selling expenses of Jinong for the nine months ended March 31, 2019 were $16,538,328, or 26.9% of Jinong’s net sales, as compared to selling expenses of $15,178,740, or 18.9% of Jinong’s net sales for the nine months ended March 31, 2018. The selling expenses of Yuxing were $42,952 or 0.5% of Yuxing’s net sales for the nine months ended March 31, 2019, as compared to $32,835 or 1.1% of Yuxing’s net sales for the nine months ended March 31, 2018.The selling expenses of Gufeng were $331,949 or 0.3% of Gufeng’s net sales for the nine months ended March 31, 2019, as compared to $380,386 or 1.0% of Gufeng’s net sales for the nine months ended March 31, 2018. The selling expenses of VIEs were $1,457,296, or 3.5%, of VIEs’ net sales for the nine months ended March 31, 2019, as compared to $784,010, or 2.0% of VIEs’ net sales for the nine months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $9,036,397, or 4.1% of net sales for the nine months ended March 31, 2019, as compared to $15,798,290, or 7.6%, of net sales for the nine months ended March 31, 2018, a decrease of $6,761,894, or 42.8%. The decrease in general and administrative expenses was mainly due to the adjustment for bad debt expense during the last nine months.

Total Other Income and Expenses

Total other income and expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the nine months ended March 31, 2019 was $506,809, as compared to $856,792 for the nine months ended March 31, 2018, a decrease of $349,983, or 40.8%. The decrease was mainly due to the decrease for bank charges.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,007,503 for the nine months ended March 31, 2019, as compared to $2,689,188 for the nine months ended March 31, 2018, a decrease of $1,681,685, or 62.5%.

Gufeng, subject to a tax rate of 25%, incurred income tax expenses of $ 2,768,465 for the nine months ended March 31, 2019, as compared to $1,899,873 for the nine months ended March 31, 2018, an increase of $ 868,592, or 45.7%.

Yuxing has no income tax for the nine months ended March 31, 2019 as a result of being exempted from paying income tax, due to the fact that its products fall into the tax exemption list set out in the EIT.

Net Income

Net income for the nine months ended March 31, 2019 was $16,635,439, a decrease of $3,912,528, or 19.0%, compared to $20,547,967 for the nine months ended March 31, 2018. Net income as a percentage of total net sales was approximately 7.6% and 9.8 % for the nine months ended March 31, 2019 and 2018, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2019, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget for development, production, and sales.

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

For Jinong, net income decreased by $9,619,550 or 62.8% to $5,709,185 for the nine months ended March 31, 2019 from $15,238,735 for the nine months ended March 31, 2018. The decrease was principally due to a decrease in net sales.

For Gufeng, net income increased by $2,585,024 or 46.8% to $8,111,897 for the nine months ended March 31, 2019 from $5,526,873 for the nine months ended March 31, 2018. The increase was principally due to a significant increase in net sales.

For Yuxing, net losses increased by $2,924,775 or 528.6% to net losses of $3,478,089 for the nine months ended March 31, 2019 from $553,314 for the nine months ended March 31, 2018. The increase of net losses was mainly due to a virus infection. Yuxing's major products are flowers, green vegetables and fruits. The virus killed many of the plants.

For the VIEs, the net income was $7,668,280 for year ended March 31, 2019, increased by $7,332,607 or 2,184.4%, from $335,673 for nine months ended March 31, 2018. The increase was mainly due to the decrease in general and administrative expenses for the sales VIEs caused by the adjustment for bad debt expense.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of March 31, 2019, cash and cash equivalents were $69,242,037, a decrease of $81,563,602, or 54.1%, from $150,805,639 as of June 30, 2018.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(77,964,267)	$28,434,766
Net cash provided by (used in) investing activities	(42,880)	(55,691)
Net cash provided by (used in) financing activities	218,694	(5,935,789
Effect of exchange rate change on cash and cash equivalents	(3,775,148)	8,145,894)
Net increase (decrease) in cash and cash equivalents	(81,563,601)	30,589,179
Cash and cash equivalents, beginning balance	150,805,639	123,050,548
Cash and cash equivalents, ending balance	$69,242,037	$153,639,728

Operating Activities

Net cash used in operating activities was $77,964,267 for the nine months ended March 31, 2019, an increase of $106,399,032, or 374.2%, compared to net cash provided of $ 28,434,766 for the nine months ended March 31, 2018. The increase of net cash used in was mainly attributable to the increase in inventory, advances to suppliers and other assets, offset by a decrease in account receivable during the nine months ended March 31, 2019 as compared to the same period in 2018.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2019 was $42,880, a decrease of $12,811, or 23.0%, from $55,691 for the nine months ended March 31, 2018. The decrease was mainly attributable to the decrease in purchase of plant, property, and equipment.

Financing Activities

Net cash provided by in financing activities for the nine months ended March 31, 2019 was $218,694, an increase of $6,154,483 or 103.7%, compared to cash provided by financing activities of $ 5,935,789 for the nine months ended March 31, 2018, which was largely due to we had repayment of loans for the nine months ended March 31, 2018.

As of March 31, 2019, and June 30, 2018, our loans payables were as follows:

	March 31, 2019	June 30, 2018
Short term loans payable:	$4,470,000	$4,726,300
Total	$4,470,000	$4,726,300

Accounts Receivable

We had accounts receivable of $177,715,883 as of March 31, 2019, as compared to $178,750,045 as of June 30, 2018, a decrease of $1,034,162 or 0.6%, which is mainly attributable to Jinong. As of March 31, 2019, Jinong had accounts receivable of $56,507,852, a decrease of $5,020,922 or 8.2%, compared to $ 61,528,774 as of June 30, 2018.

Allowance for doubtful accounts in accounts receivable for the nine months ended March 31, 2019 was $23,158,524, an increase of $ 3,700,005 from $19,458,519 as of June 30, 2018, and the allowance for doubtful accounts as a percentage of accounts receivable was 13.0% as of March 31, 2019 and 10.9% as of June 30, 2018.

Deferred assets

We had no deferred assets as of March 31, 2019 or June 30, 2018. During the nine months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of March 31, 2019.

Inventories

We had inventory of $132,579,212 as of March 31, 2019, as compared to $ 53,784,814 as of June 30, 2018, an increase of $78,794,398, or 146.5%. The increase was primarily attributable to Gufeng’s inventory. Gufeng’s inventory was $108,304,666 as of March 31, 2019, an increase of $ 52,287,318 or 93.3% compared to $ 56,017,348 as of June 30, 2018.

Advances to Suppliers

We had advances to suppliers of $51,055,495 as of March 31, 2019 as compared to $25,194,463 as of June 30, 2018, representing an increase of $25,861,032 or 102.6%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $9,436,035 as of March 31, 2019 as compared to $27,128,921 as of June 30, 2018, representing a decrease of $17,692,886, or 65.2%. The decrease was primarily due to the decrease of accounts payable for Gufeng. Gufeng’s accounts payable were $548,395 as of March 31, 2019 as compared to $1,782,064 as of June 30, 2018, representing a decrease of $1,233,669, or 69.2%.

Unearned Revenue (Customer Deposits)

We had unearned revenue of $7,793,572 as of March 31, 2019 as compared to $7,251,967 as of June 30, 2018, representing an increase of $541,605, or 7.5%.  The increase was mainly attributable to the increase of unearned revenue for Gufeng. Gufeng’s unearned revenue was $ 5,415,715 as of March 31, 2019, compared to $ 3,178,157 unearned revenue as of June 30, 2018, representing an increase of $ 2,237,558, or 70.4%. This increase was a seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of March 31, 2019.

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

As of March 31, 2019, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2019, our accumulated other comprehensive income was $9.5 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2018   and March 31, 2019, China’s currency dropped by a cumulative 1.3% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2019 and June 30, 2018 was $4.5 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2019. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately three months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended March 31, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: May 15, 2019	By:	/s/ Zhuoyu “Richard” Li
	Name:	Zhuoyu “Richard” Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 15, 2019	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.