Form 10-K
period 2019-06-30
China Green Agriculture, Inc.
filed 2019-10-15
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,424,734 as of December 31, 2018, based on the closing price $0.50 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on October 14, 2019, was 4,977,479.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2019

i

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify such forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our expectations regarding the market for our concrete products and services;

●	our expectations regarding the continued growth of the concrete industry;

●	our beliefs regarding the competitiveness of our products;

●	our expectations regarding the expansion of our manufacturing capacity;

●	our expectations with respect to increased revenue growth and our ability to maintain profitability resulting from increases in our production volumes;

●	our future business development, results of operations and financial condition;

●	competition from other manufacturers of concrete products;

●	the loss of any member of our management team;

●	our ability to integrate acquired subsidiaries and operations into existing operations;

●	market conditions affecting our equity capital;

●	our ability to successfully implement our selective acquisition strategy;

●	changes in general economic conditions;

●	changes in accounting rules or the application of such rules;

●	any failure to comply with the periodic filing and other requirements of The New York Stock Exchange, or NYSE, for continued listing,

●	any failure to identify and remediate the material weaknesses or other deficiencies in our internal control and disclosure control over financial reporting;

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, in their entirety and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

ii

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

Fertilizer production is our core business and we generated approximately $237,212,740, $210,706,415, and $211,088,271, or 80.6%, 73.1%, and 74.1% of our total revenues for the years ended June 30, 2019, 2018 and 2017, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2019.

As of June 30, 2019, we sold our products through a network of 2,043 regional distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 34.4% of our fertilizer revenues for the fiscal year ended June 30, 2019.

As of June 30, 2019, we have developed 729 different fertilizer products. We conduct our research and development activities through Yuxing, one of Jinong’s VIEs, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

During the fiscal years ended June 30, 2019, 2018, and 2017, our revenues were $294,320,803, $287,053,530, and $277,848,486, respectively; our net income (loss) for these periods was $15,507,166, $(6,931,225), and $25,152,154, respectively.

Recent Developments

Strategic Acquisitions:

On June 30, 2016 and January 1, 2017, through Jinong, we entered into (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machinery, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 was RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest have been forfeited.

January 1, 2017:

		Cash Payment for	Principal of Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 was RMB1=US$0.144, according to the exchange rate published by Bank of China.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof (but excluding any claims or encumbrances), and the operations and management of its business to Jinong, in exchange for an aggregate amount of RMB45,000,000 (approximately $6,552,000), to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB63,000,000 (approximately $9,172,800), with an annual fixed compound interest rate of 3% and a term of three years.

The SAA contains representations and warranties by both Jinong and the shareholders of the Targets, including:

Should the shareholders of the Targets fail to satisfy the conditions listed in the exhibit to the SAA, i.e., the entry into the VIE Agreements, or breach of any the representations or warranties in the SAA, other than the direct and consequential damages that may cause to Jinong, they are to pay RMB100,000 (approximately $14,560) as liquidated damages.

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

Growth Strategy

We believe that our increased production capacity, our research and development capability, along with the new sales segment positioned us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 729 products. In the future, we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

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

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 729 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale. In sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by ourselves or by other manufacturers.

Fertilizer Products

Fertilizer manufacturing is our core business, which accounts for approximately 80.6% of total revenues. The self-manufactured fertilizers are produced and sale through Jinong, Gufeng, and sales VIEs. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredient essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilize soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

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

We have a multi-tiered product line of 729 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2019, 2018, and 2017, we recorded $237,212,740, $210,706,415, and $211,088,271, respectively, in gross revenues from sales of our fertilizer products, representing 80.6%, 73.1%, and 74.1% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 334 fertilizer products. 52.7% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 47.3% from compound fertilizer for the fiscal year ended June 30, 2019.

Agricultural Products

Our subsidiary, Yuxing, one of Jinong’s VIEs, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2019, 2018 and 2017, were $10,101,051, $10,485,030, and $8,517,231, respectively, representing 3.4%, 3.7%, and 3.0% of our total revenues, respectively.

Yuxing was originally established to be the research and development base for humic acid fertilizers produced by Jinong. By simulating the growing conditions and cycles of various plants, such as flowers, vegetables and seedlings, Yuxing regularly conducts experimental testing to enhance the efficacy of our new fertilizers.

Sales Products

Our sales segment, consisting of seven sales VIEs we acquired control of since 2016, procure various agriculture materials that farmers need, such as, fertilizers, pesticides, seeds, mulches, and soil conditioners etc., from different manufacturers and wholesalers. In turn, they sell these materials to their customers: farmers, distributors, and other parties. The gross revenues from the sales segment for the fiscal years ended June 30, 2019 were $71,440,026, representing 24.3% of our total revenues.

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

We produced and sold a total of approximately 454,763 metric tons of fertilizer products during the fiscal year ended June 30, 2019.

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

Return Policy

The Company accepts returns of defective fertilizer products. During the fiscal year ended June 30, 2019, the Company did not experience any significant returns.

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2019, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 48.4% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2019, Gufeng experienced seasonal variation. The purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, when the raw material price is low and economical, Gufeng may choose to place larger orders for raw materials as its export business offsets the seasonality when exports are made to southern Asia, such as India is needed, where their selling season corresponds to the non-peak season in China.

The peak selling season for our agricultural products is from October until March, namely our second fiscal quarter (fall) and the third fiscal quarter (winter). This is primarily due to the strong demand for high-end fruits and decorative flowers during the holiday seasons.

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2019, the following five PRC provinces collectively accounted for 60.0% of our fertilizer manufacturing revenue: Hebei (26.2%), Heilongjiang (9.5%), Shaanxi (8.5%), Inner Mongolia (7.9%) and Liaoning (7.9%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.1% of our total fertilizer revenues in fiscal 2019.

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

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2019, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Organic/Inorganic Compound Fertilizer (humic acid) NPK46%	185,072	68,622,704	28.9%
2	Compound Fertilizer NPK40%	182,827	60,291,907	25.4%
3	Jinong FHF Fertilizer (humic acid)	30,432	6,154,735	2.6%
4	Jinong Guangpu Fertilizer (humic acid)	1,717	5,655,882	2.4%
5	Jinong HXSGJ Fertilizer (humic acid)	1,086	4,117,881	1.7%

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2019, we sold our products through a nationwide constructed network of about 2,043 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2019, self-manufactured sales to our top five distributors accounted for approximately 34.4% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

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

Sales Segment

Strategically, supplemental to our manufacturing business, we added a new business segment, the sales of fertilizer and other agriculture material products, to our business since 2016. The sales segment had provided supplemental revenue and earnings by covering more market areas, and selling more products not only produced by ourselves but also by other manufacturers. We had been developing the sales segment mainly by acquiring control of established sales ventures and continue to grow them. The sales segment utilizes the distribution network acquired from the sales ventures to deliver various agriculture materials. For the fiscal year ended June 30, 2019, the sales segment sold $71,440,026 of agriculture materials, and accounted for 24.3% of our revenues.

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

The capital expenditure and other payments on Yuxing’s construction, net of accumulated depreciation, were approximately $9,624,639, $11,031,011 and $12,124,940 during the fiscal years ending of June 30, 2019, 2018 and 2017, respectively. The research and development center helps expanding our output of high quality agricultural products for commercial sale while providing an advanced testing field for new products. The facility at Yuxing enhances our capability to produce more products while shortening the development cycle, thus increase revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2019, we sold approximately $10,101,051 of these agricultural products.

	FY 2019	FY 2018	FY 2017
Machines, Buildings and Equipment	$9,563,328	$10,967,437	$12,120,687
Construction in Progress	$61,301	$63,574	$63,253
Total	$9,624,639	$11,031,011	$12,124,940

New Product

With our research and development capabilities, we have developed 729 products and continued to develop new products. During the fiscal year ended June 30, 2019, we developed 3 new products, among which include several powder fertilizers, liquid fertilizers and compound fertilizers.

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 2,043 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development is managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2019, we generated approximately $10,101,051 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses over an 88-acre parcel of land relating to Yuxing’s pending research and development center, which expands output of high quality agricultural products for commercial sale while providing an advanced testing field for new products.

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

We had accounts receivable of $145,190,160 as of June 30, 2019, as compared to $174,460,937 and $139,596,455 as of June 30, 2018 and 2017, respectively, decreases of $29,270,777 and increases of $34,864,4823, or 16.8% and 25.0% year over year. The decrease was primarily due to the decreased credit sales of our fertilizer products and higher allowance for bad debts for VIEs. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter financial difficulties. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 59.8% of its revenues, with its largest distributor accounting for 13.1% of total revenues for the 2019 fiscal year. Jinong’s top five distributors accounted for 3.5% of its fertilizer revenues for the fiscal year ended June 30, 2019. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it would adversely affect our results of operations.

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

Jinong is supplied with approximately fifty different types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and applied to the manufacturing of our products. Although there are numerous weathered coal suppliers available in market, we have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of the abundance and high quality of weathered coal in the Inner Mongolia Autonomous Region. Our supply agreement with Tianlibao is renewed monthly. If Tianlibao does not intend to renew the supply agreement with us for any reason, or if there are any business interruptions at Tianlibao and we are unable to locate an alternative supplier in a timely manner or on the same terms, we may not be able to meet customer demand on humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers during the transitional period, which may result in the loss of customers and net sales or we may not be able to keep our profit margin as before for our humic acid-based fertilizers.

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

We depend, to a large extent, on the abilities and participation of our current management team, with a reliance upon Mr. Zhuoyu Li, our CEO and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We do not carry key man life insurance for our key personnel.

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

Mr. Zhuoyu Li, our Chairman and CEO may not devote all his time to our business.

Our Chairman and CEO, Mr. Zhuoyu Li, also serves as Chairman of Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company engaged in hi-tech application fields in China, and Chairman and CEO of Xi’an Techteam Investment Holding (Group) Co., Ltd, a holding company for certain entities such as Gem Grain. This may give rise to further allocation of Mr. Li’s time to each business. While Mr. Li anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

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

While Gufeng had sales revenues of $136,285,236, for its fiscal year ended June 30, 2019, Gufeng’s net income for such period was $10,191,675. This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals

Although we have made progress in terms of integrating Gufeng’s employees, products and distribution network into our business during the past 12 months, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition and results of operations.

We have not obtained the land use right over the premises on which certain facilities of Gufeng, our indirect, wholly-owned subsidiary, is located. As a result, the lack of a proper title certificate may jeopardize our right to use the premises and our possession of the buildings we built on such premises.

Through Tianjuyuan, we lease approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”). Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “Lease”), Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,169). The term of the Lease is from February 1, 2004 to January 31, 2054. We were informed by our PRC counsel that the Lease is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations. Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities to legitimize our right over the Premises. As of the date of this report, we were informed by the local government that our application materials for the land use right in issue has been moved up from the department in charge of general matters to the land administrative department of the local government and is under their review. However, there can be no assurance that such land use right certificate will be granted to us. Until we obtain the land use right certificate, there is a risk that the PRC government may declare the Lease invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises. As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

A severe or prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2019 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 3.0%, 5.2%, and 2.7% in 2016, 2017 and 2018, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

We may become involved in legal proceedings and some of these outcomes could adversely affect our business, financial condition and results of operations.

Our business requires compliance with many laws and regulations. Failure to achieve compliance could subject us to lawsuits and other proceedings, and lead to damage awards, fines, penalties, and remediation costs. We are, or may become involved, in a number of legal proceedings and audits including grand jury investigations, government and agency investigations, and consumer, employment, tort, unclaimed property laws, and other litigation. We cannot predict with certainty the outcomes of these proceedings and other contingencies, including environmental remediation and other proceedings commenced by governmental authorities. The outcome of some of these proceedings, unclaimed property laws, and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations or could require us to pay substantial amounts of money, adversely affecting our financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

There is no private ownership of land in China. All land is owned by the PRC government on behalf of all Chinese citizens or collectively owned by farmers. Land use rights can be granted or transferred with or without consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is leased from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2018 at monthly rent of RMB24,480 (approximately $3,588) for 612 square meters (approximately 6,588 square feet) of office space.

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

Tianjuyuan leases approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing. Under the lease dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan leases the land at an annual rent of RMB 35,500 (approximately $5,202). The lease term is from February 1, 2004 to January 31, 2054. While the lease was recognized previously by our PRC counsel as invalid and unenforceable due to its permitted use, we have since obtained the proper land use right certificate from the relevant government entity.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 *(1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Lease from February 2004 to January 2054

*	(1) As of June 30, 2019, the encumbrances over our land use right and building ownership are summarized as below:

					Interest
			Contract	Type of	Rate	Property under
No.	Loan Amount	Lending Institution	Period	Guarantee	(Per Annum)	Mortgage
1	RMB 5 million	Bank of Beijing-	June 28, 2019-	Mortgage	5.22%	Tianjuyuan’s land
	($728,000)	Pinggu Branch	June 27, 2020
2	RMB 20 million	Postal Saving Bank of China-	Jun 3, 2019-	Mortgage	6.31%	Tianjuyuan’s land
	($2,912,000)	Pinggu Branch	Jun 2, 2020

Item 3.	Legal Proceedings

From time to time, the Company is a party to various legal actions or disputes that arise in the ordinary course of our business.

On October 9, 2019, a lawsuit was filed against us and certain of our officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") by Plaintiff Glenn Little. The current version of the complaint alleges us and certain of our officers for breach of fiduciary duty and shareholder oppression.

Item 4.	Mine Safety Disclosures.

This item is not applicable to us.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 4,977,479 shares of which were outstanding as of October 9, 2019, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of October 9, 2019. Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA.”

Holders

As of October 9, 2019, there were approximately 484 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase the shares covered by the Incentive Plan by three million shares. On April 23, 2019, our Board approved the fourth amendment to increase the shares covered by the Incentive Plan by 3.9 million shares and an extension of the Plan for an additional ten years. All four amendments were approved by our stockholders on the annual meetings held on December 15, 2012, December 22, 2013, June 30, 2015, and June 22, 2019 respectively. As a result, a total of 0.43 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2019, there was no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2019.

Equity Compensation Plan Information

Number of securities remaining
available for
	Number of		future
	securities to		issuance
	be issued	Weighted-	under
	upon	average	equity
	exercise	exercise	compensation
	of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column
Plan category	(a)	(b)	(a) (c)
Equity compensation plans approved by security holders	—	$—	431,078
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	431,078

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2012 and ending on June 30, 2019.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

During the three months ended June 30, 2019, the Company completed three unregistered sales of securities that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. The following is a description of the sales.

Om August 2, 2019 the Company sold 212,000 shares to an individual investor for gross proceeds of $2,120,000.

On August 4, 2019 the Company sold 471,000 shares to Shaanxi Baoyu Science and Technology Investment Company) for gross proceeds of $5,652,000.

On August 17, 2019 the Company sold 248,000 shares to an individual investor for gross proceeds of $2,480,000.

The Company believes each of the transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation S thereunder.

The proceeds of these transactions will be used for general corporate purposes.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2019, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6.	Selected Financial Data

The following selected consolidated income statement data for the years ended June 30, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of June 30, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the year ended June 30, 2016 and the selected consolidated balance sheet data as of June 30, 2016 and 2015 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2019	2018	2017	2016	2015

Revenue	$294,320,803	$287,053,530	$277,848,486	$268,785,020	$263,354,288
Cost of goods sold	229,678,123	212,944,597	195,133,306	175,755,689	159,398,386
Gross profit	64,642,680	74,108,933	82,715,180	93,029,331	103,955,902
Operating expenses	45,837,932	44,307,146	51,194,568	60,437,412	62,242,978
Income from operations	18,804,748	29,801,787	31,520,612	32,591,919	41,712,924
Non-operating income (expense)	(717,013)	(921,279)	(308,186)	(515,759)	(1,350,983)
Provision for income taxes	6,497,340	35,852,127	6,511,880	7,371,967	8,916,815
Net income	$11,590,395	$(6,931,225)	$25,152,154	$24,704,193	$31,445,126

Weighted average shares outstanding:
Basic	3,388,529	3,219,314	38,093,028	36,703,576	33,983,698
Diluted	3,388,529	3,219,314	38,093,028	36,703,576	33,983,698

Earnings (loss) per share:
Basic	$3.42	$(2.16)	$0.66	$0.67	$0.93
Diluted	$3.42	$(2.16)	$0.66	$0.67	$0.93

	As of June 30,
	2019	2018	2017	2016	2015

Total current assets	$414,954,039	$407,426,651	$370,954,462	$335,581,234	$304,184,346
Total assets	481,000,399	482,985,960	455,681,630	418,782,527	429,582,618
Total current liabilities	76,927,406	83,066,274	49,718,115	48,298,195	56,633,144
Total liabilities	84,444,713	90,438,173	58,153,576	48,298,195	56,633,144
Total stockholders’ equity	$396,555,686	$392,547,787	$397,528,054	$370,484,332	$372,949,474

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 72.3% and 73.4% of our total revenues for the years ended June 30, 2019 and 2018 respectively. The sales VIEs generated 24.3% and 22.9% of our revenues for the years ended June 30, 2019 and 2018 respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of June 30, 2019, we had developed, produced, and sold a total of 729 different fertilizer products in use, of which 144 were developed and produced by Jinong, 334 by Gufeng, and 251 by the VIE companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2018 to 2019
	2019	2018	Amount	%
	(metric tons)
Jinong	65,219	47,487	17,732	37.3%
Gufeng	389,544	308,098	81,446	26.4%
	454,763	355,585	99,178	27.9%

	Year Ended June 30,
	2019	2018
	(revenue per tons)
Jinong	$1,214	2,123
Gufeng	356	377

For the fiscal year ended June 30, 2019, we sold approximately 454,763 metric tons of fertilizer products, as compared to 355,585 metric tons for the fiscal year ended June 30, 2018. For the fiscal year ended June 30, 2019, Jinong sold approximately 65,219 metric tons of fertilizer products, as compared to 47,487 metric tons for the fiscal year ended June 30, 2018. For the fiscal year ended June 30, 2019, Gufeng sold approximately 389,544 metric tons of fertilizer products, as compared to 308,098 metric tons for the fiscal year ended June 30, 2018.

Our sales of fertilizer products to five provinces accounted for approximately 60.0% of our manufactured fertilizer revenue for year ended June 30, 2019. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were: Hebei (26.2%), Heilongjiang (9.5%), Shaanxi (8.5%), Inner Mongolia (7.9%) and Liaoning (7.9%).

As of June 30, 2019, we had a total of 2,043 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,220 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.5% of its fertilizer revenues for the fiscal year ended June 30, 2019. Gufeng had 325 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 59.8% of its revenues for the fiscal year ended June 30, 2019.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 79.9% of our agricultural products revenue for the fiscal year ended June 30, 2019 were Shaanxi (69.7%), Sichuan (5.7%) and Hebei (4.5%).

Recent Developments

New products and distributors

During the three months ended June 30, 2019, Jinong launched one new fertilizer product. Jinong also added 9 new distributors for the three months ended June 30, 2019. During the three months ended June 30, 2019, Gufeng launched one new fertilizer product and added one new distributor.

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

Results of Operations

Fiscal Year ended June 30, 2019 Compared to the Year ended June 30, 2018.

FOR THE YEARS ENDED JUNE 30

	2019	2018	Change$	Change%
Sales
Jinong	76,494,490	97,722,842	(21,228,352)	-21.7%
Gufeng	136,285,236	112,983,573	23,301,663	20.6%
Yuxing	10,101,051	10,485,030	(383,979)	-3.7%
Sales VIEs	71,440,026	65,862,085	5,577,941	8.5%
Net sales	294,320,803	287,053,530	7,267,273	2.5%
Cost of goods sold
Jinong	38,962,752	48,209,038	(9,246,286)	-19.2%
Gufeng	120,369,401	98,485,737	21,883,664	22.2%
Yuxing	8,631,544	8,752,977	(121,433)	-1.4%
Sales VIEs	61,714,426	57,496,845	4,217,581	7.3%
Cost of goods sold	229,678,123	212,944,597	16,733,526	7.9%
Gross profit	64,642,680	74,108,933	(9,466,253)	-12.8%
Operating expenses
Selling expenses	23,266,121	19,812,492	3,453,629	17.4%-
General and administrative expenses	22,571,811	24,494,654	(1,922,842)	-7.9%
Total operating expenses	45,837,932	44,307,146	(1,530,787)	3.5%
Income from operations	18,804,748	29,801,787	(10,997,040)	-36.9%
Other income (expense)
Other income (expense)	(443,533)	(499,861)	56,328	11.3%
Discontinued VIE operation - Zhenbai	0	(331,995)	331,995	100.0%
Interest income	321,645	502,730	(181,085)	-36.0%
Interest expense	(595,125)	(592,153)	(2,972)	0.5%
Total other income (expense)	(717,013)	(921,279)	204,266	22.2%
Income before income taxes	18,087,735	28,880,508	(10,792,773)	-37.4%
Provision for income taxes	6,497,340	35,852,127	(29,354,787)	-81.9%
Net income from continuing operations	11,590,395	(6,971,619)	18,562,014	266.3%
Total (Loss)Income from discontinued operations, net of tax	0	40,394	(40,394)	-100.0%
Net income	11,590,395	(6,931,225)	18,521,620	267.2%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(16,222,996)	1,529,229	(17,752,225)	-1160.9%
Comprehensive income (loss)	(4,632,601)	(5,401,996)	769,395	-14.2%
Basic weighted average shares outstanding	3,388,529	3,219,314	169,215	5.3%
Basic net earnings per share – from continuing operations	3.42	(2.16)	5.58	-258.4%
Basic net earnings per share – from discontinued operations	-	-	-	-0.0%
Basic net earnings per share	3.42	(2.16)	5.58	-258.4%
Diluted weighted average shares outstanding	3,388,529	3,219,314	169,215	5.3%
Diluted net earnings per share– from continuing operations	3.42	(2.16)	5.58	-258.4%
Diluted net earnings per share – from discontinued operations	-	-	-	0.0%
Diluted net earnings per share	3.42	(2.16)	5.58	-258.4%

Net Sales

Total net sales for the fiscal year ended June 30, 2019 were $294,320,803, an increase of $7,267,273 or 2.5%, from $287,053,530 for the fiscal year ended June 30, 2018. This increase was primarily due to an increase in Gufeng’s and VIEs’ net sales.

For the fiscal year ended June 30, 2019, Jinong’s net sales decreased $21,228,352, or 21.7%, to $76,494,490 from $97,722,842 for the fiscal year ended June 30, 2018. This decrease was mainly attributable to the decrease in Jinong’s sales price during the last fiscal year.

For the fiscal year ended June 30, 2019, Gufeng’s net sales were $136,285,236, an increase of $23,301,663, or 20.6% from $112,983,573, for the fiscal year ended June 30, 2018. The increase was mainly attributable to the increase in Gufeng’s sales volume during the last fiscal year.

For the fiscal year ended June 30, 2019, Yuxing’s net sales were $10,101,051, a decrease of $383,979, or 3.7%, from $10,485,030 for the fiscal year ended June 30, 2018. The decrease was mainly attributable to the decrease in market demand during the last fiscal year.

For the fiscal year ended June 30, 2019, VIEs’ net sales were $71,440,026, an increase of $5,577,941 or 8.5%, from $65,862,085 for the fiscal year ended June 30, 2018. The increase was mainly attributable to the increase in market demand during the last fiscal year.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2019 was $229,678,123, an increase of $16,733,526, or 7.9%, from $212,944,597for the fiscal year ended June 30, 2018. This increase was mainly due to increase in cost of goods sold in for Gufeng and VEs.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2019 was $38,962,752, a decrease of $9,246,286, or 19.2%, from $48,209,038, for the fiscal year ended June 30, 2018. The decrease in cost of goods was mainly due to the decrease in Jinong’s net sales during the last fiscal year.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2019 was $120,369,401, an increase of $21,883,664, or 22.2%, from $98,485,737, for the fiscal year ended June 30, 2018. This increase was primarily attributable to an increase in its sales volume during the last fiscal year.

For year ended June 30, 2019, cost of goods sold by Yuxing was $8,631,544, a decrease of $121,433, or 1.4%, from $8,752,977 for the fiscal year ended June 30, 2018. This decrease was mainly due to the decrease in Yuxing’s net sales during the last fiscal year.

Cost of goods sold by the sales VIEs for the fiscal year ended June 30, 2019 was $61,714,426, an increase of $4,217,581, or 7.3%, from $57,496,845, for the fiscal year ended June 30, 2018. This increase was primarily attributable to the more products sold during the last fiscal year.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2019 decreased by $9,466,253 to $64,642,680, as compared to $74,108,933 for the fiscal year ended June 30, 2018. Gross profit margin was 22.0% and 29.8% for the fiscal years ended June 30, 2019 and 2018 respectively.

Gross profit generated by Jinong decreased by $11,982,066, or 24.2%, to $37,531,738 for the fiscal year ended June 30, 2019 from $49,513,804 for the fiscal year ended June 30, 2018. Gross profit margin from Jinong’s sales was approximately 49.1% and 50.7% for the fiscal years ended June 30, 2019 and 2018 respectively. The decrease in gross profit margin was mainly due to the increase in product costs and the decrease in sales prices.

For the fiscal year ended June 30, 2019, gross profit generated by Gufeng was $15,915,835, an increase of $1,417,999, or 9.8%, from $14,497,836 for the fiscal year ended June 30, 2018. Gross profit margin from Gufeng’s sales was approximately 11.7% and 12.8% for the fiscal years ended June 30, 2019 and 2018 respectively. The decrease in gross profit margin was mainly due to the increase in product costs.

For the fiscal year ended June 30, 2019, gross profit generated by Yuxing was $1,469,507, a decrease of $262,546, or 15.2% from $1,732,053 for the fiscal year ended June 30, 2018. The gross profit margin was approximately 14.5% and 16.5% for the fiscal years ended June 30, 2019 and 2018 respectively. The decrease in gross profit percentage was mainly due to the increase in product costs and the decrease in sales prices.

Gross profit generated by VIEs increased by $1,360,360, or 16.3%, to $9,725,600 for the fiscal year ended June 30, 2019 from $8,365,240 for the fiscal year ended June 30, 2018. Gross profit margin from VIE’s sales was approximately 13.6% and 12.7% for the fiscal year ended June 30, 2019 and 2018 respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $23,266,121, or 7.9%, of net sales for the fiscal year ended June 30, 2019, as compared to $19,812,492, or 6.9% of net sales, for the fiscal year ended June 30, 2018, an increase of $3,453,629, or 17.4%. The selling expenses of Jinong for the fiscal year ended June 30, 2019 were $20,869,761, or 27.3% of Jinong’s net sales, as compared to selling expenses of $18,105,659 or 18.5% of Jinong’s net sales for the fiscal year ended June 30, 2018. The increase in Jinong’s selling expenses was due to Jinong’s further expanded marketing efforts, which led to the increase in shipping costs and packaging cost. The selling expenses of Yuxing were $59,541, or 0.6% of Yuxing’s net sales for the fiscal year ended June 30, 2019, as compared to $43,249, or 0.4%, of Yuxing’s net sales for the fiscal year ended June 30, 2018. The selling expenses of Gufeng were $412,377, or 0.3% of Gufeng’s net sales for the fiscal year ended June 30, 2019, as compared to $481,665, or 0.4% of Gufeng’s net sales for the fiscal year ended June 30, 2018. The selling expenses of VIEs were $1,924,441, or 2.7%, of VIEs’ net sales for the fiscal year ended June 30, 2019, as compared to $1,181,918, or 1.8%, of VIEs’ net sales for the fiscal year ended June 30, 2018.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the fiscal year ended June 30, 2019 and 2018. All of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the fiscal year ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $22,571,811, or 7.7% of net sales for the fiscal year ended June 30, 2019, as compared to $24,494,654, or 8.5%, of net sales for the fiscal year ended June 30, 2018, a decrease of $1,922,842, or 7.9%. The decrease in general and administrative expenses was mainly due to Gufeng, which had $1,426,803 of general and administrative expenses for the fiscal year ended June 30, 2019, a decrease of $2,438,096, or 63.1%, as compared to $3,864,899 of general and administrative expenses for the fiscal year ended June 30, 2018.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the fiscal year ended June 30, 2019 was $717,013, as compared to $921,279 for the fiscal year ended June 30, 2018, a decrease in expense of $204,266, or 22.2%. The decrease in total other expense partly resulted from a decrease in accretion expense by $140,905 or 25.5%, to $411,743 during the year ended June 30, 2019, as compared to $552,648 during the year ended June 30, 2018. The decrease in total other expense also resulted from the decrease for bank charges by $44,454, or 32.8%, to $90,919 during the year ended June 30, 2019 as compared to $135,373 during the year ended June 30, 2018.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $1,045,593 for the fiscal year ended June 30, 2019, as compared to $3,501,354 for the fiscal year ended June 30, 2018, a decrease of $2,455,761 or 70.1%.

Gufeng is subject to a tax rate of 25%, and incurred income tax expenses of $3,482,862 for the fiscal year ended June 30, 2019, as compared to $2,471,593 for the fiscal year ended June 30, 2018, an increase of $1,011,269, or 40.9%.

Yuxing has no income tax for the years ended June 30, 2019 and 2018 because it is exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Net Income (Loss)

Net income (loss) for the fiscal year ended June 30, 2019 was $11,590,395, an increase of $18,521,620, or 267.2%, compared to $(6,931,225) for the fiscal year ended June 30, 2018. The increase was mainly attributable to the estimated net charge of $29,010,535 related to the repatriation tax for the fiscal year ended June 30, 2018. Net income (loss) as a percentage of total net sales was approximately 3.9% and (2.4) % for the fiscal years ended June 30, 2019 and 2018 respectively.

Discussion of Segment Profitability Measures

As of June 30, 2019, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, net income decreased 70.1%, by $13,915,979 to $5,925,025 for the year ended June 30, 2019, from $19,841,004 for the fiscal year ended June 30, 2018. The difference was due to the decrease in net sales.

For Gufeng, net income increased by $3,018,838 or 42.1% to $7,172,837 for the year ended June 30, 2019 from $7,172,837 for year ended June 30, 2018. The difference was due to the increase in net sales.

For Yuxing, net loss increased 609.3%, by $2,951,261, to $(3,435,659) for the year ended June 30, 2019 from $(484,398) for year ended June 30, 2018. The increase of net losses was mainly due to a virus infection. Yuxing’s major products are flowers, green vegetables and fruits. The virus killed many of the plants.

For the sales VIEs, the net income was $729,023 for year ended June 30, 2019, decreased by $1,718,511 or 70.2%, from $2,447,534 for year ended June 30, 2018. The decrease was mainly due to the increase in general and administrative expenses of VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2019, cash and cash equivalents were $72,259,804, a decrease of $78,545,835, or 52.1%, from $150,805,639 as of June 30, 2018.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2019	2018
Net cash provided by operating activities	$(71,410,847)	$28,137,537
Net cash provided by (used in) investing activities	(47,395)	(63,746)
Net cash provided by (used in) financing activities	7,761,950	(2,835,464)
Effect of exchange rate change on cash and cash equivalents	(14,849,542)	2,535,774
Net increase (decrease) in cash and cash equivalents	(78,545,834)	27,774,102
Cash and cash equivalents, beginning balance	150,805,639	123,031,537
Cash and cash equivalents, ending balance	$72,259,804	$150,805,639

Operating Activities

Net cash used in operating activities was $71,410,847 for the fiscal year ended June 30, 2019, a decrease of $99,548,385, or 353.8% from cash provided by operating activities of $28,137,537 for the fiscal year ended June 30, 2018. The decrease was mainly attributable to the increase in inventories during the year ended June 30, 2019 as compared to the same period in 2018.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2019 was $47,395, a decrease of $16,351, or 25.7%, from cash used in investing activities of $63,746 for the fiscal year ended June 30, 2018. This decrease was mainly due to less fixed assets purchase in 2019.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2019 was $7,761,950, an increase of $10,597,414, or 373.7% from cash used in financing activities of $2,835,464 for the fiscal year ended June 30, 2018.  The increase was mainly due to the proceeds from the sale of common stock with total amount of $8,270,000. During the year ended June 30, 2019, we received $3,640,000 from the proceeds from loans compared to $3,129,812 of proceeds from loans for the fiscal year ended June 30, 2018. During the year ended June 30, 2019, we repaid $4,557,280 loans compared to $6,179,300 of loans repayment for the fiscal year ended June 30, 2018.

As of June 30, our loans payables were as follows:

	2019	2018
Short term loans payable:	$3,640,000	$4,726,300
Total	$3,640,000	$4,726,300

Accounts Receivable

We had accounts receivable of $178,705,570 as of June 30, 2019, as compared to $199,012,733 as of June 30, 2018, a decrease of $20,307,163 or 10.2%. As of June 30, 2019, Gufeng had accounts receivable of $85,432,163, a decrease of $16,681,153, or 16.3%, compared to $102,113,316 as of June 30, 2018. As of June 30, 2019, VIEs had accounts receivable of $ 39,627,270, a decrease of $ 6,326,669, or 13.8%, compared to $45,953,939 as of June 30, 2018.

Allowance for doubtful accounts in accounts receivable for the fiscal year ended June 30, 2019 was $33,515,410, an increase of $8,963,614 or 36.5% from $24,551,796 as of June 30, 2018. And the allowance for doubtful accounts as a percentage of accounts receivable was 18.8% as of June 30, 2019 and 12.3% as of June 30, 2018.

Deferred Assets

We had no deferred assets as of June 30, 2019 and 2018. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of June 30, 2019.

Inventories

We had inventories of $162,013,889 as of June 30, 2019, as compared to $53,784,814 as of June 30, 2018, an increase of $108,229,075, or 201.2%. The principal reason for the increase is attributed to the increase of Gufeng’s inventory. As of June 30, 2019, Gufeng’s inventory was $141,210,160, compared to $31,617,519 as of June 30, 2018, an increase of $109,592,641, or 346.6%.

Advances to Suppliers

We had advances to suppliers of $32,713,817 as of June 30, 2019 as compared to $25,194,463 as of June 30, 2018, representing an increase of $7,519,354 or 29.8%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $19,004,548 as of June 30, 2019 as compared to $27,128,921 as of June 30, 2018, representing a decrease of $8,124,373, or 29.9%. The decrease was primarily due to the decrease of accounts payable for VIEs. It has account payable of $17,250,276 as of June 30, 2019 as compared to $25,398,118 as of last year, representing a decrease of $8,147,842, or 32.1%.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $6,514,619 as of June 30, 2019 as compared to $7,251,967 as of June 30, 2018, representing a decrease of $737,348, or 10.2%. The decrease was mainly attributable to Gufeng’s $4,668,972 unearned revenue as of June 30, 2019, compared to $5,149,905 unearned revenue during the same period last year, representing a decrease of $480,933, or 9.3%, caused by the advancement of deposits made by client. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2019.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of June 30, 2019.

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

As of June 30, 2019, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2019, our accumulated other comprehensive income was $(20) million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2018 and June 30, 2019, China’s currency decreased by a cumulative 3.5% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2019 and June 30, 2018 was $3.6 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2019. The original loan term on average is one year, and the remaining average life of the short term-loans is from eleven months to twelve months.

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

Balance sheets, as of June 30, 2019 and 2018 and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2019 and 2018 together with the related notes and the reports of our independent registered public accounting firms, are set forth on the “F” pages of this report.

Item 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the fiscal year ended June 30, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled “Internal Control-Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2019 audited by our auditors because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

			Term as
			Director of
Name	Position with the Company	Age	Company

Zhuoyu Li	Chairman of the Board of Directors, Chief Executive Officer, President	27	2017 - Present

Yongcheng Yang	Chief Financial Officer	54	2017 - Present

Ale Fan	Director	39	2015 - Present

Daqing Zhu	Director	54	2017 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	80	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jinjun Lu	Director	46	2017 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Zhuoyu Li	Chairman of the Board of Directors and Chief Executive Officer since 2017. Mr. Li was President of the Company until the death of his father, Tao Li, in December 2017, at which time he was appointed to serve as Chairman of the Board of Directors and Chief Executive Officer. Mr. Li has six years of experience in agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Mr. Li served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li’s practical experience from serving as President of the Company and with 900LH.com qualify him to serve as Chairman of the Board of Directors of the Company.

Yongcheng Yang	Chief Financial Officer. Mr. Yang has served as the Chief Financial Officer of our company since 2017. He served as Senior Vice President of Finance since January 2016. Before that, Mr. Yang served as the chief financial officer of the Company’s wholly-owned subsidiary, Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) since July 2010. Earlier, Mr. Yang had served various senior, and executive level positions in finance for the Company and the Company’s affiliate, Xi’an Techteam Investment Holding (Group) Co., Ltd, since 2002. Mr. Yang started his career in accounting and finance at Shaanxi Weidong Chemistry Co., Ltd from 1989 to 2002. Mr. Yang graduated from Xi’an Jiaotong University in 1989 with his Bachelor’s degree in accounting.

Ale Fan	Director. Ms. Fan had served as a Director of our company since 2015 and a Director of Finance at Jinong since January 2013. Ms. Fan had served as the deputy Director of Finance at Jinong since January 2013. She has also served as comptroller of the financial department at Jinong from September 2007 to December 2012. Prior to that, she worked as an accountant at Jinong from August 2003. Ms. Fan holds a degree in Accounting from Baoji University of Arts and Sciences. We believe that Ms. Fan’s knowledge of the Company’s history and day-to-day operations and her experience in accounting and finance in the PRC qualify her to serve a director of our company.

Lianfu Liu	Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as a director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu’s experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Daqing Zhu	Director, Chairman of the Audit Committee, Compensation Committee Member and Nominating Committee Member. Mr. Zhu has served as the president of Shaanxi Aisuo Consulting Co. Ltd., a company specializing in providing professional management and finance services, since 2014. In 2004, Mr. Zhu founded Shaanxi Xintianyou Auto Dealership Co. Ltd, a dealership of auto sales and services for various brands, including BYD Auto, and had served as its CEO and Chairman of the Board until 2014. In addition to founding and developing commercial businesses, Mr. Zhu had also worked in the public sector since the 1990s. His public administration experience includes working at various agencies and offices of the Shaanxi provincial government from 1990 to 2004. Earlier in his career, in the 1980’s, Mr. Zhu was a corporate banking officer at Industrial and Commercial Bank of China in Xi’an. As the corporate leader with responsibility for all aspects of business management, Mr. Zhu has executive level experience in financial management, internal control, marketing to individuals and small businesses, sales, customer care, operations, product management, electronic commerce, financial services, executive compensation, strategic planning, technology, and mergers and acquisitions.

Jinjun Lu	Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Lu is the co-founder of Shaanxi Jinfenghui Technology Co. Ltd (“Jinfenghui”) since he started in 2014. Drawing on years of entrepreneurial experience, Mr. Lu plans to grow Jinfenghui into one of the largest mobile terminal device manufacturers in northwestern China. At Jinfenghui, Mr. Lu oversees corporate growth plans, budgets capital expenditures, seeks investment funds, and designs marketing strategies for Jinfenghui products to penetrate target markets. Before founding Jinfenghui, in 1998 he founded Xinjiang Yongan Engineering Co. Ltd in Xinjiang Uyghur Autonomous Region, a provincial-level autonomous region of China in the northwest of the country. Earlier in the 1990s, Mr. Lu began his entrepreneurship career as a distributor for Lining-branded garment products in Henan Province, which he grew into the largest wholesale venture for Lining in the region. As a founder of several enterprises and a seasoned entrepreneur, Mr. Lu not only has executive experience in strategic management, marketing and sales, and technology, but also brings his experience as a founder from different industries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are also required to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during the year ended June 30, 2019, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Messrs. Daqing Zhu, Lianfu Liu, and Jinjun Lu, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Ms. Zhu qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Zhu. The Audit Committee held four meetings during the fiscal year ended June 30, 2019. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Jinjun Lu, Lianfu Liu and Daqing Zhu. The Chairman of the Compensation Committee is Ms. Lu. The Compensation Committee held one meeting during the fiscal year ended June 30, 2019. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Jinjun Lu, Lianfu Liu and Daqing Zhu. The Chairman of the Nominating Committee is Mr. Lu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2019. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2019. Accordingly, our “Named Executive Officers” are Mr. Zhuoyu Li, our Chairman, and Chief Executive Officer and Mr. Yongcheng Yang, our Chief Financial Officer.

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

Stock-Based Awards under the Equity Incentive Plan

In addition to base salary, the other key component of executive compensation we provide to our Named Executive Officers is equity-based compensation. In October 2009, our Board adopted our 2009 Equity Incentive Plan (the “Plan”), which was approved by our shareholders at our annual shareholders meeting in December 2009. The Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The Board and the Compensation Committee believe the ability to grant restricted stock, stock options and make other stock-based awards under the Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success.

During the fiscal year ended June 30, 2017, effective December 30, 2016, the Compensation Committee granted (i) 400,000 shares of restricted stock to Mr. Tao Li, then the Company’s CEO; (ii) 200,000 shares to Mr. Zhuoyu Li, the Company’s President, (iii) 200,000 shares to Mr. Ken Ren, then the Company’s Chief Financial Officer. Also, the Compensation Committee granted 30,000 shares to Ms. Yiru Shi, 20,000 shares to Mr. Jianlei Shen and 20,000 shares to Mr. Lianfu Liu, each of whom was then an independent director of the Company. The Stock Grants were vested immediately for then the CEO, CFO and the three independent directors.

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

Summary Compensation Table— Fiscal Years Ended June 30, 2019, 2018 and 2017

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation more than $100,000 during each of the three fiscal years ended June 30, 2019, 2018, and 2017.

SUMMARY COMPENSATION TABLE

							Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year Ended	($)	($)	(1)($)	($)	($)	($)	($)	($)

Zhuoyu Li
Chief Executive	June 30, 2019	$300,000	$120,000	—	—	—	—	—	$420,000
Officer, and Chairman	June 30, 2018	$300,000	$102,000	—	—	—	—	—	$402,000
of the Board (2)	June 30, 2017	$100,000	$44,000	$240,000	—	—	—	—	$384,000

Yongcheng Yang	June 30, 2019	$180,000	$63,000	—	—	—	—	—	$243,000
Chief Financial Officer	June 30, 2018	180,000	$16,800	—	—	—	—	—	$196,800
	June 30, 2017	—	—	—	—	—	—	—	—

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our Named Executive Officers.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

During the year ended June 30, 2019, the Company granted no plan-based equity awards to Named Executive Officers. The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2019:

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Zhuoyu Li. Pursuant to an Employment agreement between the Company and Zhuoyu Li when he was appointed by the Board of Directors effective May 19, 2016, Mr. Li received an annual base salary of $100,000 and a bonus up to 40% for serving as the Company’s President. In addition, Mr. Li receives stock awards to be determined when the Company grants the awards to directors and officers under the Company’s 2009 Equity Incentive Plan, as amended. The initial term of the employment agreement is one year, which is automatically extended for additional one-year terms unless either party provides written notice of termination sixty (60) days prior to the end of the prior term. On December 18, 2017, following the death of Tao Li, the Company’s Board of Directors appointed the Company’s President, Mr. Zhuoyu Li, as its new Chairman and CEO. For serving as the Company’s Chairman and CEO, Mr. Zhuoyu Li receives the same compensation of Mr. Tao Li. In total, Mr. Zhuoyu Li receives an annual base salary of $300,000 with a bonus of up to 40% and stock awards under the Company’s 2009 Equity Incentive Plan.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2019.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2019, there were no outstanding options to purchase any shares of common stock granted under the Plan. Options granted in the future under the Plan are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2019.

Number of
Securities
Remaining
available for
	Number of		Future
	securities to		Issuance
	be issued	Weighted-	Under
	upon	average	Equity
	exercise	exercise	compensation
	of	price of	Plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	431,078
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	431,078

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2019.

	Fees				Non-
	Earned			Non-Equity	Qualified
	or			Deferred	Incentive
	Paid in	Stock	Option	Plan	Compensation	Other	All
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Daqing Zhu	$—	—	—	—	—	—	$—
Lianfu Liu	$—	—	—	—	—	—	$—
Jinjun Lu	$—	—	—	—	—	—	$—
Ale Fan	$—	—	—	—	—	—	—

The directors will also be reimbursed for all their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2019 were Messrs. Jinjun Lu, Daqing Zhu, and Lianfu Liu. During the fiscal year ended June 30, 2019:

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

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2019, and (2) assuming a change in control on June 30, 2019.

	Termination
	Without	Change in
Name	Cause(1)	Control(2)

Zhuoyu Li	$25,000	—

(1)	Represents the payment made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 28, 2019, i.e., $5.54 per share, multiplied by the number of unvested shares.

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

The following table sets forth certain information as of October 9, 2019, the latest applicable date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of October 9, 2019, an aggregate of 4,977,479 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

	Greater Than 5% Shareholders

Common Stock	Zhuoyu Li	971,891	(3)	19.5%
Common Stock	Shaanxi Baoyu Science and Technology Investment Company	971,000		19.5%
	Directors and Executive Officers

Common Stock	Zhuoyu Li Chief Executive Officer and Chairman of the Board	971,891		19.5%

Common Stock	Daqing Zhu Director	0		— *

Common Stock	Jinjun Lu Director	0		— *

Common Stock	Ale Fan Director	0		— *

Common Stock	Lianfu Liu Director	10,083		0.2%

	All executive officers and directors as a group	981,974		19.7%

*	Represents a percentage that is less than 1%.

(1)

Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The address of Shaanxi Baoyu Science and Technology Investment Company is 86 Gaoxin Road B-1-6F, Xi’an, Shaanxi Province 710075, People’s Republic of China.

(2)	In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 4,977,479 shares of common stock outstanding as of October 9, 2019, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Includes 880,442 shares that Mr. Zhuoyu Li inherited from the estate of his father, Mr. Tao Li, of which 41,449 shares were held by Mr. Zhuoyu Li’s mother.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase the shares covered by the Incentive Plan by three million shares. On April 23, 2019, our Board approved the fourth amendment to increase the shares covered by the Incentive Plan by 3.9 million shares and an extension of the Plan for an additional ten years. All four amendments were approved by our stockholders on the annual meetings held on December 15, 2012, December 22, 2013, June 30, 2015, and June 22, 2019 respectively. As a result, a total of 0.43 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2019, there was no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2019, and June 30, 2018, the amount due to related parties was $3,641,945 and $3,271,619, respectively. As of June 30, 2019, and June 30, 2018, $1,019,200 and $1,057,000, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,588).

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

Board Meetings

The Board held four meetings, by telephone, in the fiscal year ended June 30, 2019. In addition, the Board unanimously approved ten written consents on matters between meetings. During the fiscal year ended June 30, 2019, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

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

Item 14.	Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2019 and 2018:

	Years Ended
	June 30,	June 30,
	2019	2018
Audit Fees	$340,000	$340,000
Audit related fees
Tax fees	—	—
All Other Fees	—	—
Total	$340,000	$340,000

Audit Fees

On April 19, 2017, Kabani & Company, Inc. resigned as independent registered public accounting firm for the Company. On April 20, 2017, the Company engaged KSP Group, Inc. (“KSP”) as the Company’s independent registered public accounting firm. The aggregate fees billed by KSP for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $340,000 and $340,000 for the fiscal years ended June 30, 2019 and 2018 respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $0 for the fiscal years ended June 30, 2019, and 2018, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by KSP for our consolidated financial statements as of and for the year ended June 30, 2019.

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

China Green Agriculture, Inc.

Date: October 14, 2019	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 14, 2019	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and CEO (principal executive officer)

October 14, 2019	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

October 14, 2019	/s/ Ale Fan
Ale Fan, Director

October 14, 2019	/s/ Lianfu Liu
Lianfu Liu, Director

October 14, 2019	/s/ Daqing Zhu
Daqing Zhu, Director

October 14, 2019	/s/ Jinjun Lu
Jinjun Lu, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2019

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

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

China Green Agriculture, Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets China Green Agriculture, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of China Green Agriculture, Inc. and subsidiaries as of June 30, 2019 and 2018 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2017.

Los Angeles, CA

October 14, 2019

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND 2018

	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$72,259,804	$150,805,639
Accounts receivable, net	145,190,160	174,460,937
Inventories	162,013,889	53,784,814
Prepaid expenses and other current assets	2,776,370	2,945,247
Amount due from related parties	0	235,551
Advances to suppliers, net	32,713,817	25,194,463

Total Current Assets	414,954,039	407,426,651

Plant, Property and Equipment, Net	26,669,938	30,894,683

Other Assets	267,907	294,550
Other Non-current Assets	13,352,645	15,885,696
Intangible Assets, Net	17,881,449	20,317,914
Goodwill	7,874,421	8,166,467

Total Assets	$481,000,399	$482,985,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,004,548	$27,128,921
Customer deposits	6,514,619	7,251,967
Accrued expenses and other payables	12,029,722	10,207,058
Amount due to related parties	3,641,945	3,271,619
Taxes payable	31,357,690	29,952,206
Short term loans	3,640,000	4,726,300
Interest payable	720,720	462,060
Derivative liability	18,162	66,143

Total Current Liabilities	76,927,406	83,066,274

Long-term Liabilities

Convertible notes payable	7,517,307	7,371,899

Total Liabilities	$84,444,713	$90,438,173

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 3,986,912 and 3,241,413 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	3,985	3,241
Additional paid-in capital	138,012,445	129,372,691
Statutory reserve	31,237,891	30,947,344
Retained earnings	247,122,574	235,822,726
Accumulated other comprehensive income	(19,821,211)	(3,598,215)
Total Stockholders’ Equity	396,555,686	392,547,787

Total Liabilities and Stockholders’ Equity	$481,000,399	$482,985,960

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	2018	2017
Sales
Jinong	$76,494,490	$97,722,842
Gufeng	$136,285,236	$112,983,573
Yuxing	$10,101,051	$10,485,030
VIEs - others	$71,440,026	$65,862,085
Net sales	$294,320,803	$287,053,530
Cost of goods sold
Jinong	$38,962,752	$48,209,038
Gufeng	$120,369,401	$98,485,737
Yuxing	$8,631,544	$8,752,977
VIEs - others	$61,714,426	$57,496,845
Cost of goods sold	$229,678,123	$212,944,597
Gross profit	$64,642,680	$74,108,933
Operating expenses
Selling expenses	$23,266,121	$19,812,492
General and administrative expenses	22,571,811	$24,494,654
Total operating expenses	$45,837,932	$44,307,146
Income from operations	18,804,748	29,801,787
Other income (expense)
Other income (expense)	(443,533)	(499,861)
Discontinued VIE operation - Zhenbai	0	(331,995)
Interest income	321,645	502,730
Interest expense	(595,125)	(592,153)
Total other income (expense)	(717,013)	(921,279)
Income before income taxes	18,087,735	28,880,508
Provision for income taxes	6,497,340	35,852,127
Net (loss) income from continuing operations	11,590,395	(6,971,619)
Net income from discontinued operations, net of tax	0	40,394
Net (loss) income	11,590,395	(6,931,225)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(16,222,996)	1,529,229
Comprehensive income (loss)	(4,632,601)	$(5,401,996)

Basic weighted average shares outstanding	3,388,529	3,219,314
Basic net earnings per share – from continuing operations	3.42	(2.16)
Basic net earnings per share – from discontinued operations	0.00	0.00
Basic net earnings per share	3.42	(2.16)
Diluted weighted average shares outstanding	3,388,529	3,219,314
Diluted net earnings per share– from continuing operations	3.42	(2.16)
Diluted net earnings per share – from discontinued operations	0.00	0.00
Diluted net earnings per share	3.42	(2.16)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2017	3,212,605	$3,213	$128,950,989	$28,962,302	$244,738,993	$(5,127,444)	$397,528,051

Net income	0	0	0	0	(6,931,225)		(6,931,225)

Issuance of stock for consulting services	0	0	0	0	0	0	0

Stock based compensation	28,807	29	421,701	0	0	0	421,730

Transfer to statutory reserve	0	0	0	1,985,042	(1,985,042)	0	0

Other comprehensive income	0	0	0	0	0	1,529,229	1,529,229

BALANCE, JUNE 30, 2018	3,241,413	$3,242	$129,372,690	$30,947,344	$235,822,726	$(3,598,215)	$392,547,786

Net income	0	0	0	0	11,590,395		11,590,395

Issuance of stock	689,167	689	8,269,311	0	0	0	8,270,000

Shares issued for past services	54,167	54	370,446	0	0	0	370,500

1 for 12 reverse stock split	2,166	2	(2)	0	0	0	0

Transfer to statutory reserve	0	0	0	290,547	(290,547)	0	0

Other comprehensive income	0	0	0	0	0	(16,222,996)	(16,222,996)

BALANCE, June 30, 2019	3,986,912	$3,987	$138,012,445	$31,237,891	$247,122,574	$(19,821,211)	$396,555,685

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

	2019	2018
Cash flows from operating activities
Net income/(loss)	$11,590,395	$(6,931,225)
Income from discontinued operating activities, net of income taxes		40,394
Income from continuing operating activities, net of income taxes	11,590,395	(6,971,619)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Issuance of common stock and stock options for compensation	130,000	421,730
Gain/loss on discontinuing sales VIE	0	331,995
Depreciation and amortization	4,920,779	6,200,506
Provision for losses on accounts receivable	9,906,681	15,322,962
Gain (Loss) on disposal of property, plant and equipment	4,525	66,482
Amortization of debt discount	411,743	601,510
Change in fair value of derivative liability	(45,917)	(119,713)

Changes in operating assets
Accounts receivable	13,277,343	(50,114,067)
Amount due from related parties	228,629	724,456
Other current assets	63,973	1,762,732
Inventories	(110,880,651)	25,068,160
Advances to suppliers	731,013	25,533,988
Other assets	1,977,942	2,072,008
Changes in operating liabilities
Accounts payable	(7,209,214)	7,522,043
Customer deposits	(481,166)	212,342
Tax payables	1,448,673	(1,794,827)
Accrued expenses and other payables	2,237,401	1,017,164
Interest payable	277,003	290,638
Net cash provided by (used in) continuing operating activities		28,148,489
Net cash provided by (used in) discontinued operating activities		(10,952)
Net cash provided by (used in) operating activities	(71,410,847)	28,137,537

Cash flows from investing activities
Purchase of plant, property, and equipment	(63,610)	(41,114)
Cash paid for acquisition, net	0	0
Accrued expenses and other payables	0	0
Change in construction in process	16,215	(14,359)
Net cash provided by (used in) continuing investing activities	(47,395)	(55,473)
Net cash provided by (used in) discontinued investing activities	0	(8,273)
Net cash provided by (used in) investing activities	(47,395)	(63,746)

Cash flows from financing activities
Proceeds from the sale of common stock	8,270,000	0
Proceeds from loans	3,640,000	3,129,812
Repayment of loans	(4,557,280)	(6,179,300)
Advance from related party	409,230	195,013
Net cash provided by (used in) continuing financing activities	7,761,950	(2,854,475)
Net cash provided by (used in) discontinued financing activities	0	19,011
Net cash provided by (used in) financing activities	7,761,950	(2,835,464)

Effect of exchange rate change on cash and cash equivalents	(14,849,542)	2,535,774
Net increase in cash and cash equivalents	(78,545,834)	27,774,102

Cash and cash equivalents, beginning balance	150,805,639	123,031,537
Cash and cash equivalents, ending balance	$72,259,804	$150,805,639

Supplement disclosure of cash flow information
Interest expense paid	$318,122	$303,651
Income taxes paid	$5,129,686	$7,227,660

Supplement non-cash activities
Common stock issued to repay accrued expense	240,500	0
Convertible note issued for acquisitions	$0	$0
Derivative liability issued for acquisitions	$0	$0
Nonmonetary sales and purchases	$134,655,878	$54,434,270

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

The Company’s current corporate structure as of is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2019 and 2018 was $72,178,448 and $150,785,737, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $81,356 and $19,902 in cash in two banks in the United States as of June 30, 2019 and 2018 respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2019, and 2018, the Company had accounts receivable of $145,190,160 and $174,460,937, net of allowance for doubtful accounts of $33,515,410 and $24,551,796, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Other receivable

Other receivable relates to the amount due from party other than the counterparties of the business contracts and trades that the Company and the subsidiaries entered. The Company had none other receivable during the year ended Jun 30, 2019 and the year ended June 30, 2018.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At June 30, 2019 and 2018 the Company had no reserve for obsolete goods.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. At June 30, 2019 and 2018 the Company determined that there were no impairments of its long-lived assets.

Deferred assets

Deferred assets represent amounts that the distributors owed to the Company in their marketing efforts and developing standard stores to expand the Company’s products’ competitiveness and market shares. The amount owed to the Company to assist its distributors will be expensed over three years which is the term as stated in the cooperation agreement, if the distributors are actively selling the Company’s products. For the years ended June 30, 2019 and 2018 the Company amortized 0 and $864,070, respectively, of the deferred assets. If a distributor breaches, defaults, or terminates the agreement with the Company within the three-year period, the outstanding unamortized portion of the amount owed will become payable to the Company immediately. The Company’s Chairman, Mr. Li, guaranteed to the Company of amounts remaining unpaid due from distributors. These deferred assets are subject to annual impairment testing. The estimated amortization expense of the deferred assets for the twelve months ending June 30, 2020 is 0 since all deferred assets are fully amortized.

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

	June 30,	June 30,
	2019	2018
Total Deferred Assets	$0	$11,580,304
Less: accumulated amortization	$0	$(11,580,304)
Total	$0	$0

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2019 and 2018 respectively.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner comparable to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2019, and 2018, the Company performed the required impairment review which resulted in no impairment adjustment.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Summary of changes in goodwill by reporting segments is as follows:

	Balance at		Foreign	Balance at
	June 30,	Additions	Currency	June 30,
Segment	2018	/Deletion	Adjustment	2019

Gufeng	$4,838,681		$(173,039)	4,665,642
Acquisition of VIE Companies	3,327,786		(119,007)	3,208,779
	$8,166,467	$	$(292,046)	$7,874,421

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2019.

	Fair Value	Fair Value Measurements at
	As of June 30,	June 30, 2019
Description	2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$18,162	$	$18,162	$-

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

At June 30, 2019, the only derivative financial instrument is the variable conversion feature embedded in the convertible notes payable (See Note 9). The fair value of the embedded conversion of $18,162 is recorded as a derivative liability at June 30, 2019. The fair value was determined using a binomial option pricing model with the following assumptions:

Risk-free rate	3.1%
Volatility	214.9%
Dividend yield	0.0%
Country risk premium	90%
Liquidity risk premium	3.0%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there were no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

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

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2019 and 2018, the Company had customer deposits of $6,514,619 and $7,251,967, respectively.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended June 30, 2019 and 2018. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

JUNE 30, 2019

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

As of June 30, 2019, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the seven sales VIEs that the Company acquired on June 30, 2016 and January 1, 2017. As of June 30, 2019, the Company maintained four main business segments.

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2019	2018
Net Income for Basic Earnings Per Share	$11,590,395	$(6,931,225)
Basic Weighted Average Number of Shares	3,388,529	3,219,314
Net Income Per Share – Basic	$3.42	$(2.16)
Net Income for Diluted Earnings Per Share	$11,590,395	$(6,931,225)
Diluted Weighted Average Number of Shares	3,388,529	3,219,314
Net Income Per Share – Diluted	$3.42	$(2.16)

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2019 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Recent accounting pronouncements

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

Income Tax: In March 2018, the FASB issued ASU 2018-05 which amends ASC 740, “Income Taxes,” to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impact of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2019	2018
Raw materials	$102,268,620	$13,154,465
Supplies and packing materials	$496,138	$566,254
Work in progress	$390,708	$417,130
Finished goods	$58,858,423	$39,646,965
Total	$162,013,889	$53,784,814

During the year ended June 30, 2019, the Company sold compound fertilizers (finished goods) to certain parties at market price, and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times, and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $134,655,878 during the year ended June 30, 2019. No gain or loss incurred as the result of the nonmonetary transactions.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	June 30,
	2019	2018
Building and improvements	$38,877,508	$40,319,393
Auto	3,391,040	3,504,028
Machinery and equipment	18,125,539	18,765,192
Agriculture assets	741,044	768,528
Total property, plant and equipment	61,135,130	63,357,141
Less: accumulated depreciation	(34,465,192)	(32,462,458)
Total	$26,669,938	$30,894,683

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2019	2018
Land use rights, net	$9,341,327	$9,930,420
Technology patent, net	3,004	3,570
Customer relationships, net	2,174,564	3,578,724
Non-compete agreement	436,634	659,500
Trademarks	5,925,920	6,145,700
Total	$17,881,449	$20,317,914

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

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1, 045,950 (or $152,290). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7, 285,099 (or $1,060,710). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30, 2018	Foreign Currency Adjustment	Amortization	June 30, 2019
Land use rights	$12,308,907	(440,186)		11,868,721
Less: accumulated amortization	(2,378,488)		(148,906)	(2,527,394)
Total land use rights, net	$9,930,419	(589,092)		9,341,327

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

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9, 200,000 (or $1,339,520) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2019, this technology patent is fully amortized.

On June 30, 2016, the Company acquired Xingyulei and Xindeguo. The fair value on the acquired technology patent was estimated to be RMB26, 648 (or $3,880) and RMB3, 000(or $437) respectively.

The technology know-how consisted of the following:

	June 30,	Foreign Currency		June 30,
	2018	Adjustment	Amortization	2019
Technology know-how	$2,281,296	(82,049)		$2,199,247
Less: accumulated amortization	(2,277,726)		(81,484)	(2,196,243)
Total technology know-how, net	$3,570		(565)	$3,004

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $9,464,000) and is amortized over the remaining useful life of ten years. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB14,729,602 (or $2,144,630) and is amortized over the remaining useful life of seven to ten years.

	June 30,	Foreign Currency		June 30,
	2018	Adjustment	Amortization	2019
Customer relationships	$12,039,169	(430,540)		$11,608,629
Less: accumulated amortization	(8,460,445)		(973,620)	(9,434,065)
Total customer relationships, net	$3,578,724	(430,540)	(973,620)	$2,174,564

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $192,192) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,843,439 (or $996,405) and is amortized over the remaining useful life of five years using the straight-line method.

	June 30,	Foreign Currency		June 30,
	2018	Adjustment	Amortization	2019
Non-compete agreement	$1,232,680	(44,083)		$1,188,597
Less: accumulated amortization	(573,180)		(178,783)	(751,963)
Total non-compete agreement, net	$659,500	(44,083)	(178,783)	$436,634

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $5,925,920) and is subject to an annual impairment test. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired trademarks was estimated to be RMB29,648 (or $4,317) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Years Ending June 30,	Expense ($)
2020	1,803,730
2021	834,921
2022	602,511
2023	564,438
2024	409,885

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to lease the land use for the Company. As of June 30, 2019, the balance of other non-current assets was $15,307,325, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2019 to 2027.

In March 2017, Jinong entered into the lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $2.0 million as expenses for the year ended June 30, 2019.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Estimated amortization expenses of the lease advance payments herein for the next four twelve-month periods ended June 30 and thereafter are as follows:

Years ending June 30,
2020	$1,954,680
2021	$1,954,680
2022	$1,954,680
2023	$1,954,680
2024 and thereafter	$7,488,605

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2019	2018
Payroll payable	$24,891	$13,788
Welfare payable	149,479	155,023
Accrued expenses	6,847,041	5,368,348
Other payables	4,886,202	4,543,261
Other levy payable	122,109	126,638
Total	$12,029,722	$10,207,058

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,712,800). During the year ended June 30, 2019 and 2018 Yuxing has sold approximately $604,073 and $673,111 products to 900LH.com.

The amount due from 900LH.com to Yuxing was 0 and $235,551 as of June 30, 2019 and 2018, respectively.

As of June 30, 2019, and June 30, 2018, the amount due to related parties was $3,641,945 and $3,271,619, respectively. As of June 30, 2019, and June 30, 2018, $1,019,200 and $1,057,000, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

As of June 30, 2019, the Company’s subsidiary, Jinong, owed 900LH.com. $400,225.

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,588).

NOTE 9 – LOAN PAYABLES

As of June 30, 2019, the short-term loan payables consisted of four loans which mature on dates ranging from June 3, 2019 through June 27, 2020 with interest rates ranging from 5.22% to 6.31%. No. 1 and 2 below are collateralized by Tianjuyuan’s land use right and building ownership right. Loan No. 2 is also guaranteed by the cash deposit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2019
1	Postal Saving Bank of China - Pinggu Branch	June 3, 2019-June 2, 2020	6.31%	2,912,000
2	Agriculture Bank -Pinggu Branch	June 28, 2019-June 27, 2020	5.22%	728,000
	Total			$3,640,000

The interest expense from short-term loans was $318,122 and $592,153 for the year ended June 30, 2019 and 2018 respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The Company determined that the fair value of the convertible notes payable was RMB 51,629,859 ($7,517,307) and RMB 48,820,525 ($7,371,899) as of June 30, 2019 and June 30, 2018, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of June 30, 2019, the accumulated amortization of this discount into accretion expenses was $1,333,792.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2019 and 2018 of $6,497,340 and $3,501,354, respectively, which is mainly due to the operating income from Gufeng. Gufeng is subject to 25% EIT rate and thus it made provision for income taxes of $3,482,862 and $2,471,593 for the years ended June 30, 2019 and 2018, respectively.

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

On April 28, 2017, the PRC State of Administration of Taxation (SAT) released Notice 2017 #37, “Notice on Policy of Reduced Value Added Tax Rate,” under which, effective July 1, 2017, all of the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 11% of the gross sales price. The tax rate was reduced 2% from 13%.

On April 4, 2018, the PRC State of Administration of Taxation (SAT) released Notice 2018 #32, “Notice on Adjustment of VAT Tax Rate,” under which, effective May 1, 2018, all of the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 10% of the gross sales price. The tax rate was reduced 1% from 11%.

On March 20, 2019, the PRC State of Administration of Taxation (SAT) released Notice 2019 #39, “Announcement on Policies Concerning Deepening the Reform of Value Added Tax,” under which, Effective April 1, 2019, all of the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 9% of the gross sales price. The tax rate was reduced 1% from 10%.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2019	2018
VAT provision	$(424,535)	$(449,140)
Income tax payable	1,550,830	554,065
Other levies	1,220,859	836,747
Total	$2,347,154	$941,672

The provision for income taxes consists of the following:

	Years Ended June 30,
	2019	2018
Current tax – foreign	$6,497,340	$6,841,592
Repatriation Tax	0	29,010,535
	$6,497,340	$35,852,127

The components of deferred income tax assets and liabilities are as follows:

	June 30,	June 30,
	2019	2018
Deferred tax assets:
Net operating loss	$15,377,180	$14,997,710
Total deferred tax assets	15,377,180	14,997,710
Less valuation allowance	(15,377,180)	(14,997,710)
	$-	$-

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

At June 30, 2019, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $15.4 million valuation allowance associated with its deferred tax assets.

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

The TCJA was effective in the second quarter of fiscal year 2018. As of June 30, 2019, we have not completed our accounting for the estimated tax effects of the TCJA. During fiscal year 2018, we recorded a provisional net charge of $29.0 million related to the TCJA based on reasonable estimates for those tax effects. Due to the timing of the enactment and the complexity in applying the provisions of the TCJA, the provisional net charge is subject to revisions as we continue to complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), Financial Accounting Standards Board, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. During fiscal year 2018, we recorded an estimated net charge of $29.0 million related to the TCJA, due to the impact of the one-time transition tax on the deemed repatriation of deferred foreign income of $292.5 million.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Tax Rate Reconciliation

Our effective tax rates were approximately 35.9% and 124.0% for years ended June 30, 2019 and 2018 respectively, with the effect of repatriation tax. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21.0% and 27.5% to income before income taxes for the years ended June 30, 2019 and 2018 for the following reasons:

June 30, 2019

	China		United States
	15% - 25%		21%		Total

Pretax income (loss)	$19,894,737		(1,807,002)		$18,087,735

Expected income tax expense (benefit)	4,973,684	25.0%	(379,470)	21.0%	4,594,214
High-tech income benefits on Jinong	(697,062)	(3.5)%	-	-	(697,062)
Losses from subsidiaries in which no benefit is recognized	2,220,717	11.2%	-	-	2,220,717
Change in valuation allowance on deferred tax asset from US tax benefit	-		379,470	(21.0)%	379,470
Actual tax expense	$6,497,340	32.7%	$0	%	$6,497,340	35.9%

June 30, 2018

	China		United States
	15% - 25%		27.5%		Total

Pretax income (loss)	$30,338,751		(1,417,849)		$28,920,902

Expected income tax expense (benefit)	7,584,688	25.0%	(389,908)	27.5%	7,194,779
High-tech income benefits on Jinong	(3,501,354)	(12.0)%	-	-	(3,501,354)
Losses from subsidiaries in which no benefit is recognized	2,758,258	9%	-	-	2,758,258
Change in valuation allowance on deferred tax asset from US tax benefit	-		389,908	(27.5)%	389,908
Repatriation Tax	0		29,010,535		29,010,535
Actual tax expense	$6,841,592	22.6%	$29,010,535	%	$35,852,127	124.0%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

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

On June 25, 2019, the Company approved the amendment to its Articles of Incorporation to effect a 1 for 12 reverse stock split. The number of outstanding shares of the registrant’s common stock on June 30, 2019, was 3,986,912.

During the year ended June 30, 2019, the Company issued an aggregate of 650,000 shares of common stock to pay off consulting services under the 2009 Plan. The value of the stock was $370,500 and is based on the fair value of the Company’s common stock on the grant date.

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

As of June 30, 2019, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2019 and 2018.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Vendor and Customer Concentration

There were two vendors from which the Company purchased 10.8% and 10.6%, respectively, of its raw materials for fertilizer manufacturing during the year ended June 30, 2019. Total purchases from these two vendors amounted to $51,459,699 as June 30, 2019.

There were two vendors from which the Company purchased 8.5% and 7.1%, respectively, of its raw materials for fertilizer manufacturing during the year ended June 30, 2018. Total purchase from these two vendors amounted to $20,020,959 as June 30, 2018.

Two customers accounted for an aggregate amount of $35,303,527, or 7.4% and 7.3%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2019.

Two customers accounted for an aggregate amount of $34,652,664, or 7.5% and 7.3%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2018.

NOTE 15 – SEGMENT REPORTING

As of June 30, 2019, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
	2019	2018
Revenues from unaffiliated customers:
Jinong	$76,494,490	$97,722,842
Gufeng	136,285,236	112,983,573
Yuxing	10,101,051	10,485,030
Sales VIEs	71,440,026	65,862,085
Consolidated	$294,320,803	$287,053,530

Operating income:
Jinong	$7,288,789	$23,471,811
Gufeng	14,076,655	10,151,272
Yuxing	(3,435,206)	(506,077)
Sales VIEs	2,681,521	(1,897,364)
Reconciling item (1)	0	0
Reconciling item (2)	(1,807,011)	(1,417,855)
Reconciling item (3) --stock compensation	0	0
Consolidated	$18,804,748	$29,801,787

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Net income:
Jinong	$5,925,025	$19,841,004
Gufeng	10,191,675	7,172,837
Yuxing	(3,435,659)	(484,398)
Sales VIEs	729,023	(2,700,288)
Reconciling item (1)	9	6
Reconciling item (2)	(1,807,009)	(30,428,390)
Reconciling item (3)	$(12,668)	$(331,996)
Consolidated	$11,590,395	$(6,931,225)
Depreciation and Amortization:
Jinong	$788,787	$1,720,419
Gufeng	2,144,061	2,246,657
Yuxing	1,242,761	1,407,367
Sales VIEs	745,169	826,063
Consolidated	$4,920,779	$6,200,506
Interest expense:
Jinong	277,003	290,638
Gufeng	318,122	377,593
Yuxing	0	0
Sales VIEs	0	(76,078)
Consolidated	$595,125	$592,153

Capital Expenditure:
Jinong	$6,862	$7,212
Gufeng	47,096	7,800
Yuxing	9,653	5,448
Sales VIEs	0	20,655
Consolidated	$63,610	$41,114

	As of
	June 30,	June 30,
	2019	2018
Identifiable assets:
Jinong	$149,166,251	$226,335,489
Gufeng	253,149,321	168,572,947
Yuxing	35,900,242	0
Sales VIEs	42,269,307	87,567,782

Reconciling item (1)	518,158	512,622
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$481,000,399	$482,985,960

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	Reconciling amounts refer to the loss on discontinuing sales VIE of Shenqiu Zhenbai.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2019 and 2018 respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,588).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of $434 (RMB 2,958).

Accordingly, the Company recorded an aggregate of $48,257 and $$53,536 as rent expenses for the years ended June 30, 2019 and 2018 respectively. The contingent rent expenses herein for the next five years ended June 30, are as follows:

Years ending June 30,
2020	48,257
2021	48,257
2022	48,257
2023	48,257
2024	48,257

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

JUNE 30, 2019

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2019 and June 30, 2018:

	June 30,	June 30,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$818,312	$982,312
Accounts receivable, net	29,933,837	38,295,505
Inventories	19,944,011	21,133,970
Other current assets	475,001	988,051
Related party receivable	(1,031)	(359,005)
Advances to suppliers	3,606,384	848,458
Total Current Assets	54,776,514	61,889,291

Plant, Property and Equipment, Net	9,753,039	11,206,667
Other assets	218,549	226,654
Intangible Assets, Net	10,212,668	11,348,180
Goodwill	3,208,779	3,319,732
Total Assets	$78,169,549	$87,990,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,250,276	$25,584,614
Customer deposits	256,489	841,694
Accrued expenses and other payables	6,243,753	3,896,340
Amount due to related parties	42,680,723	43,339,286
Total Current Liabilities	66,431,241	73,661,934
Total Liabilities	$66,431,241	73,661,934

Stockholders’ equity	11,738,308	14,328,590

Total Liabilities and Stockholders’ Equity	$78,169,549	$87,990,524

	Years Ended June 30,
	2019	2018
Revenue	$81,541,077	$77,351,284
Expenses	84,247,714	80,535,970
Net income	$(2,706,637)	$(3,184,686)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

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

JUNE 30, 2019

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

JUNE 30, 2019

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

The Company’s PRC subsidiaries net assets as of June 30, 2019 and 2018 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets	As of June 30,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$78,406	$16,952
Other current assets	71	71
Total Current Assets	78,476	17,022

Long-term equity investment	406,084,910	400,248,804
Total long-term assets	406,084,910	400,248,804
Total Assets	$406,163,387	$400,265,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	2,592,986	2,183,756
Other payables and accrued expenses	6,800,194	5,319,763
Total Current Liabilities	9,607,701	7,718,039

Stockholders’ Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 3,986,912 and 3,241,413 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	3,987	3,241
Additional paid in capital	138,012,445	129,372,691
Accumulated other comprehensive income	(19,821,211)	(3,598,215)
Retained earnings	278,360,465	266,770,070
Total Stockholders’ Equity	396,555,686	392,547,787
Total Liabilities and Stockholders’ Equity	$406,163,387	$400,265,826

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

Condensed Statements of Operations	Year ended June 30,
	2019	2018
Revenue	$-	$-
General and administrative expenses	1,807,010	1,417,855
Interest income	9	6
Provision for tax	0	29,010,535
Equity investment in subsidiaries	13,397,397	23,497,159
Net income	$11,590,395	$(6,931,225)

Condensed Statements of Cash Flows	Year Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(8,617,776)	$(29,438,540)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	8,679,230	195,013
Cash and cash equivalents, beginning balance	(29,103,559)	139,969
Cash and cash equivalents, ending balance	$(29,042,104)	$(29,103,559)

Notes to Condensed Parent Company Financial Information

As of June 30, 2019, and 2018, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 20 – SUBSEQUENT EVENTS

On July 2, 2019, the Company issued 59,567 shares of common stock to pay off consulting services under the 2009 Plan. The value of the stock was $330,000 and was based on the fair value of the Company’s common stock on the grant date.

On August 13, 2019, the Company sold 212,000 shares of common stock at the price of $10.00 per share for total proceeds of $2,120,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On August 15, 2019, Shaanxi Baoyu Science and Technology Investment Company, a limited liability investment company incorporated in the People’s Republic of China (“Shaanxi Baoyu”), entered into a certain Stock Purchase Agreement (the “SPA”) pursuant to Regulation S promulgated under the Securities Act of 1933 with the Company in connection with a private placement offering of 471,000 shares of Common Stock, par value $0.001 per share, of the Company. The purchase price per share of the offering was $12.00 for total proceeds of $5,652,000. On August 16, 2019, the Company issued 471,000 Shares of the Company’s Common Stock, par value $0.001 per share, to Shaanxi Baoyu, pursuant to the SPA. All securities reported in this schedule are owned by Shaanxi Baoyu.

On August 19, 2019, the Company sold 248,000 shares of common stock at the price of $10.00 per share for total proceeds of $2,480,000 to certain third-party individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On October 9, 2019, a lawsuit was filed against us and certain of our officers in the United States District Court for the District of Nevada (the "Nevada Federal Court") by Plaintiff Glenn Little. The current version of the complaint alleges us and certain of our officers for breach of fiduciary duty and shareholder oppression.