Form 10-Q
period 2019-09-30
China Green Agriculture, Inc.
filed 2019-11-19
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,972,479 shares of common stock, $0.001 par value, as of November 19, 2019.

i

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify such forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements may include, among other things, statements relating to:

●	our expectations regarding the market for our products and services;

●	our expectations regarding the continued growth of our industry;

●	our beliefs regarding the competitiveness of our products;

●	our expectations regarding the expansion of our manufacturing capacity;

●	our expectations with respect to increased revenue growth and our ability to maintain profitability resulting from increases in our production volumes;

●	our future business development, results of operations and financial condition;

●	competition from other fertilizer and plant producers;

●	the loss of any member of our management team;

●	our ability to integrate acquired subsidiaries and operations into existing operations;

●	market conditions affecting our equity capital;

●	our ability to successfully implement our selective acquisition strategy;

●	changes in general economic conditions;

●	changes in accounting rules or the application of such rules;

●	any failure to comply with the periodic filing and other requirements of The New York Stock Exchange, or NYSE, for continued listing,

●	any failure to identify and remediate the material weaknesses or other deficiencies in our internal control and disclosure control over financial reporting;

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$82,953,941	$72,259,804
Accounts receivable, net	138,984,949	145,190,160
Inventories	146,848,526	162,013,889
Prepaid expenses and other current assets	3,305,910	2,776,370
Amount due from related parties	79,380	0
Advances to suppliers, net	29,136,516	32,713,817
Total Current Assets	401,309,221	414,954,039

Plant, Property and Equipment, Net	24,830,646	26,669,938
Other Assets	264,294	267,907
Other Non-current Assets	12,375,236	13,352,645
Intangible Assets, Net	16,758,281	17,881,449
Goodwill	7,560,742	7,874,421
Total Assets	$463,098,420	$481,000,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,349,392	$19,004,548
Customer deposits	6,164,137	6,514,619
Accrued expenses and other payables	11,995,286	12,029,722
Amount due to related parties	3,800,160	3,641,945
Taxes payable	29,621,164	31,357,690
Short term loans	3,774,600	3,640,000
Interest payable	698,301	720,720
Derivative liability	2,620	18,162
Convertible notes payable	7,238,358	7,517,307
Total Current Liabilities	80,644,018	84,444,714

Long-term Liabilities	-	-
Total Liabilities	$80,644,018	84,444,714

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 4,977,479 and 3,986,912 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	4,977	3,987
Additional paid-in capital	148,593,455	138,012,445
Statutory reserve	31,306,794	31,237,891
Retained earnings	239,737,872	247,122,574
Accumulated other comprehensive income	(37,188,696)	(19,821,211)
Total Stockholders’ Equity	382,454,402	396,555,686

Total Liabilities and Stockholders’ Equity	$463,098,420	$481,000,399

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
Sales
Jinong	$19,054,816	$22,496,533
Gufeng	16,323,217	17,473,251
Yuxing	2,539,711	2,387,546
VIEs - others	12,903,827	15,597,476
Net sales	50,821,571	57,954,806
Cost of goods sold
Jinong	10,492,530	11,203,172
Gufeng	14,454,008	15,304,863
Yuxing	2,051,996	2,047,163
VIEs - others	10,663,790	12,929,968
Cost of goods sold	37,662,324	41,485,166
Gross profit	13,159,247	16,469,640
Operating expenses
Selling expenses	3,630,355	3,420,427
General and administrative expenses	16,341,792	2,309,359
Total operating expenses	19,972,147	5,729,786
Income from operations	(6,812,900)	10,739,854
Other income (expense)
Other income (expense)	(30,191)	(38,330)
Interest income	53,624	127,383
Interest expense	(77,202)	(162,686)
Total other income (expense)	(53,769)	(73,633)
Income before income taxes	(6,866,668)	10,666,221
Provision for income taxes	449,131	1,654,416
Net income	(7,315,799)	9,011,805

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(17,367,485)	(15,987,792)
Comprehensive income (loss)	$(24,683,284)	$(6,975,987)

Basic weighted average shares outstanding	4,504,510	3,241,412
Basic net earnings per share	$(1.62)	$2.78

Diluted weighted average shares outstanding	4,504,510	3,241,412
Diluted net earnings per share	$(1.62)	2.78

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	31,237,891	247,122,574	(19,821,211)	396,555,685

Net income					(7,315,799)		(7,315,799)

Issuance of stock	931,000	931	10,251,069				10,252,000

Stock issued for accrued expenses	59,567	60	329,940				330,000

Transfer to statutory reserve				68,903	(68,903)

Other comprehensive income						(17,367,484)	(17,367,484)

BALANCE, SEPTEMBER 30, 2019	4,977,479	$4,978	$148,593,454	$31,306,794	$239,737,872	$(37,188,696)	$382,454,402

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2018	3,241,413	$3,242	$129,372,690	30,947,344	235,822,726	(3,598,215)	392,547,786

Net income					9,011,805		9,011,805

Transfer to statutory reserve				632,903	(632,903)		-

Other comprehensive income						(15,987,792)	(15,987,792)

BALANCE, SEPTEMBER 30, 2018	3,241,414	$3,243	$129,372,689	$31,580,247	$244,201,628	$(19,586,007)	$385,571,799

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$(7,315,799)	$9,011,805
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,188,190	1,226,500
Gain (Loss) on disposal of property, plant and equipment	33,435	4,451
Amortization of debt discount	20,899	103,219
Change in fair value of derivative liability	(15,104)	(101,807)
Changes in operating assets
Accounts receivable	429,665	31,722,160
Amount due from related parties	(80,911)	(22,165)
Other current assets	(652,477)	1,012,668
Inventories	8,879,490	(34,434,298)
Advances to suppliers	2,317,991	5,850,761
Other assets	454,095)	(1,472,705)
Changes in operating liabilities
Accounts payable	(924,134)	(3,737,493)
Customer deposits	(92,725)	(1,218,707)
Tax payables	(1,674,708)	(457,945)
Accrued expenses and other payables	505,315	962,954
Interest payable	6,412	69,442
Net cash provided by (used in) operating activities	3,079,634	8,518,839

Cash flows from investing activities
Purchase of plant, property, and equipment	(11,401)	(31,273)
Change in construction in process	(7,195)	-
Net cash provided by (used in) investing activities	(18,596)	(31,273)

Cash flows from financing activities
Proceeds from the sale of common stock	10,252,000
Proceeds from loans	279,600
Advance from related party	200,000
Repayment of loans	-	(191,056)
Net cash provided by (used in) financing activities	10,731,600	(191,056)

Effect of exchange rate change on cash and cash equivalents	(3,098,502)	(5,947,491)
Net increase in cash and cash equivalents	10,694,136	2,349,019

Cash and cash equivalents, beginning balance	72,259,804	150,805,639
Cash and cash equivalents, ending balance	$82,953,940	$153,154,657

Supplement disclosure of cash flow information
Interest expense paid	$70,789	$106,597
Income taxes paid	$2,661,878	$2,118,026

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

The Company’s corporate structure as of September 30, 2019 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2019 and June 30, 2019 were $82,826,326 and $72,178,448, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $127,615 and $81,356 in cash in two banks in the United States as of September 30, 2019 and June 30, 2019 respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of September 30, 2019, and June 30, 2019, the Company had accounts receivable of $138,984,949 and $145,190,160, net of allowance for doubtful accounts of $27,993,503 and $33,515,410, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At September 30, 2019 and 2018, the Company had no reserve for obsolete goods.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2019 and 2018 respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2019, and June 30, 2019, the Company had customer deposits of $6,164,137 and $6,514,619, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30,
	2019	2018
Net Income for Basic Earnings Per Share	$(7,315,799)	$9,011,805
Basic Weighted Average Number of Shares	4,504,510	3,241,412
Net Income Per Share – Basic	$(1.62)	$2.78
Net Income for Diluted Earnings Per Share	$(7,315,799)	$9,011,805
Diluted Weighted Average Number of Shares	4,504,510	3,241,412
Net Income Per Share – Diluted	$(1.62)	$2.78

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2019	2019
Raw materials	$62,610,039	$102,268,620
Supplies and packing materials	$479,704	$496,138
Work in progress	$368,578	$390,708
Finished goods	$83,390,205	$58,858,423
Total	$146,848,526	$162,013,889

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2019	2019
Building and improvements	$37,328,816	$38,877,508
Auto	3,137,269	3,391,040
Machinery and equipment	17,375,507	18,125,539
Agriculture assets	0	741,044
Total property, plant and equipment	57,841,592	61,135,130
Less: accumulated depreciation	(33,010,946)	(34,465,192)
Total	$24,830,646	$26,669,938

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2019	2019
Land use rights, net	$8,913,053	$9,341,327
Technology patent, net	2,360	3,004
Customer relationships, net	1,781,605	2,174,564
Non-compete agreement	371,403	436,634
Trademarks	5,689,860	5,925,920
Total	$16,758,281	$17,881,449

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,231,248). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $146,224). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,018,457). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2019	2019
Land use rights	$11,395,929	11,868,721
Less: accumulated amortization	(2,482,876)	(2,527,394)
Total land use rights, net	$8,913,053	9,341,327

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $821,335) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,286,160) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2019, this technology patent is fully amortized.

The technology know-how consisted of the following:

	September 30,	June 30,
	2019	2019
Technology know-how	$2,111,639	$2,199,247
Less: accumulated amortization	(2,109,280)	(2,196,243)
Total technology know-how, net	$2,360	$3,004

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,087,000) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16,472,179 (or $2,302,811) and is amortized over the remaining useful life of seven to ten years.

	September 30,	June 30,
	2019	2019
Customer relationships	$11,146,198	$11,608,629
Less: accumulated amortization	(9,364,594)	(9,434,065)
Total customer relationships, net	$1,781,605	$2,174,564

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $184,536) and is amortized over the remaining useful life of five years using the straight line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,150,683 (or $859,865) and is amortized over the remaining useful life of five years using the straight line method.

	September 30,	June 30,
	2018	2018
Non-compete agreement	$1,141,248	$1,188,597
Less: accumulated amortization	(769,845)	(751,963)
Total non-compete agreement, net	$371,403	$436,634

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $5,689,860) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2020	1,501,676
2021	744,046
2022	560,232
2023	509,657
2024	371,644

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of September 30, 2019, the balance of other non-current assets was $14,252,051, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2019 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $0.1 million as expenses for the three months ended September 30, 2019.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended September 30 and thereafter are as follows:

Twelve months ending September 30,
2020	$1,876,815
2021	$1,876,815
2022	$1,876,815
2023	$1,876,815
2024 and thereafter	$6,744,791

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2019	2019
Payroll payable	$23,135	$24,891
Welfare payable	143,524	149,479
Accrued expenses	6,713,152	6,847,041
Other payables	4,998,230	4,886,202
Other levy payable	117,245	122,109
Total	$11,995,286	$12,029,722

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,564,900). For the three months Ended September 30, 2019 and 2018, Yuxing has sold approximately $199,469 and $71,962 products to 900LH.com.

As of September 30, 2019, and June 30, 2019, the amount due to related parties was $3,800,160 and $3,641,945, respectively.  As of September 30, 2019, and June 30, 2019, $978,600 and $1,019,200, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

As of September 30, 2019, and June 30, 2019, the Company’s subsidiary, Jinong, owed 900LH.com $384,282 and $400,225, respectively.

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,422).

NOTE 9 – LOAN PAYABLES

As of September 30, 2019, the short-term loan payables consisted of three loans which mature on dates ranging from June 2, 2020 through June 27, 2020 with interest rates ranging from 5.22% to 6.31%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2018
1	Postal Saving Bank of China - Pinggu Branch	June 3, 2019-June 2, 2020	6.31%	2,760,000
2	Beijing Bank - Pinggu Branch	June 28, 2019-June 27, 2020	5.22%	699,000
3	Beijing Bank - Pinggu Branch	August 14, 2019-June 27, 2020	5.22%	279,600
	Total			$3,774,600

The interest expense from short-term loans was $70,789 and $93,122 for the period ended September 30, 2019 and 2018 respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,129,800) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,677,600) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

The Company determined that the fair value of the convertible notes payable was RMB 51,776,525 ($7,238,358) and RMB 51,629,859 ($7,217,854) as of September 30, 2019 and June 30, 2019, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of September 30, 2019, the accumulated amortization of this discount into accretion expenses was $1,354,691.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three-month period ended September 30, 2019 and 2018 of $449,131 and $1,654,416, respectively, which is mainly due to the operating income from VIEs.

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

Income Taxes and Related Payables

	Sept 30,	June 30,
	2019	2019
VAT provision	$(395,421)	$(424,535)
Income tax payable	(179,628)	1,550,830
Other levies	1,185,679	1,220,859
Total	$610,630	$2,347,154

The provision for income taxes consists of the following

	September 30,	September 30,
	2019	2018
Current tax - foreign	$449,131	$1,654,416
Deferred tax	-	-
Total	$449,131	$1,654,416

Tax Rate Reconciliation

Our effective tax rates were approximately -6.5% and 15.5% for the three Months Ended September 30, 2019 and 2018, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21% to income before income taxes for the three months Ended September 30, 2019 and 2018 for the following reasons:

September 30, 2019

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(6,527,995)		(338,673)		$(6,866,668)

Expected income tax expense (benefit)	(1,631,999)	25.0%	(71,121)	21.0%	(1,703,120)
High-tech income benefits on Jinong	(61,659)	0.9%	-	-	(61,659)
Losses from subsidiaries in which no benefit is recognized	2,142,789	(32.8)%	-	-	2,142,789
Change in valuation allowance on deferred tax asset from US tax benefit	-		71,121	(21.0)%	71,121
Actual tax expense	$449,131	(6.9)%	$-	-%	$449,131	(6.5)%

September 30, 2018

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$11,287,985		(621,765)		$10,666,220

Expected income tax expense (benefit)	2,821,996	25.0%	(130,571)	21.0%	2,691,426
High-tech income benefits on Jinong	(1,041,180)	(9.5)%	-	-	(1,041,180)
Losses from subsidiaries in which no benefit is recognized	(126,400)	(1.1)%	-	-	(126,400)
Change in valuation allowance on deferred tax asset from US tax benefit	-		130,571	(21.0)%	130,571
Actual tax expense	$1,654,416	14.7%	$-	-%	$1,654,416	15.5%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

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

On August 19, 2019, the Company sold 248,000 shares of common stock at the price of $10.00 per share for total proceeds of $2,480,000 to certain unrelated individuals. The issuances were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On November 15, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2019.

There were no shares of common stock issued during the quarter ended September 30, 2018.

As of September 30, 2019, and June 30, 2019, there were 4,977,479 and 3,986,912 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2019, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There were only one vendor from which the Company purchased more than 10% of its raw materials, with the total of 10.6% of its raw materials for the three months ended September 30, 2019. Total purchases from this vendor are $1,859,830 for the three-month period ended September 30, 2019.

There were four vendors from each of which the Company purchased more than 10% of its raw materials, with the total of 47.6% of its raw materials for the three months ended September 30, 2018. Total purchases from these four vendors amounted to $26,676,809 for the three-month period ended September 30, 2018.

No customer accounted for over 10% of the Company’s sales for the three months Ended September 30, 2019 and 2018.

NOTE 14 – SEGMENT REPORTING

The Company is organized into four main business segments, based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended September 30,
Revenues from unaffiliated customers:	2019	2018
Jinong	$19,054,816	$22,496,533
Gufeng	16,323,217	17,473,251
Yuxing	2,539,711	2,387,546
Sales VIEs	12,903,827	15,597,474
Consolidated	$50,821,571	$57,954,804

Operating income :
Jinong	$578,043	$6,928,090
Gufeng	(11,500,258)	1,609,052
Yuxing	154,678	193,177
Sales VIEs	4,293,317	2,631,299
Reconciling item (1)	0	0
Reconciling item (2)	(338,680)	(621,764)
Consolidated	$(6,812,900)	$10,739,854

Net income:
Jinong	$524,101	$5,900,016
Gufeng	(11,511,954)	1,120,344
Yuxing	154,555	193,178
Sales VIEs	3,868,486	2,420,029
Reconciling item (1)	6	2
Reconciling item (2)	(338,680)	(621,766)
Reconciling item (3)	(12,315)
Consolidated	$(7,315,800)	$9,011,805

Depreciation and Amortization:
Jinong	$191,078	$198,258
Gufeng	520,335	536,619
Yuxing	295,654	304,818
Sales VIEs	181,123	186,806
Consolidated	$1,188,190	$1,226,500

Interest expense:
Jinong	6,412	69,442
Gufeng	70,789	93,122
Sales VIEs	1	123
Consolidated	$77,202	$162,686

Capital Expenditure:
Jinong	$4,578	$3,036
Gufeng	0	26,988
Yuxing	6,823	1,249

Consolidated	$11,401	$31,273

	As of
	September 30,	June 30,
	2019	2019
Identifiable assets:
Jinong	$156,085,819	$149,166,251
Gufeng	227,464,880	253,149,321
Yuxing	34,138,271	35,900,242
Sales VIEs	44,865,318	42,269,307
Reconciling item (1)	547,012	518,158
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$463,098,420	$481,000,399

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,488).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $422).

Accordingly, the Company recorded an aggregate of $11,729 and $11,985 as rent expenses from these committed property leases for the three-month periods ended September 30, 2019 and 2018, respectively. The contingent rent expenses herein for the next five twelve-month periods ended September 30, are as follows:

Years ending September 30,
2020	$46,918
2021	46,918
2022	46,918
2023	46,918
2024	46,918

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of September 30, 2019 and June 30, 2019:

	September 30,	June 30,
	2019	2019

ASSETS
Current Assets
Cash and cash equivalents	$889,411	$818,312
Accounts receivable, net	34,488,345	29,933,837
Inventories	19,863,016	19,944,011
Other current assets	961,931	475,001
Related party receivable	79,380	(1,031)
Advances to suppliers	673,998	3,606,384
Total Current Assets	56,956,081	54,776,514

Plant, Property and Equipment, Net	9,122,482	9,753,039
Other assets	216,902	218,549
Intangible Assets, Net	9,627,167	10,212,668
Goodwill	3,080,957	3,208,779
Total Assets	$79,003,589	$78,169,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	15,764,216	17,250,276
Customer deposits	62,548	256,489
Accrued expenses and other payables	6,779,449	6,243,753
Amount due to related parties	41,178,737	42,680,723
Total Current Liabilities	$63,784,950	$66,431,241
Long-term Loan	0	0
Total Liabilities	$63,784,950	$66,431,241

Stockholders’ equity	15,218,639	11,738,308

Total Liabilities and Stockholders’ Equity	79,003,589	$78,169,549

	Three Months Ended September 30,
	2019	2018
Revenue	$15,443,538	$17,985,020
Expenses	11,420,496	15,371,814
Net income	$4,023,042	$2,613,206

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

NOTE 18 – SUBSEQUENT EVENTS

On October 9, 2019, a lawsuit was filed against the Company and certain of our officers in the United States District Court for the District of Nevada (the “Nevada Federal Court”) by Plaintiff Glenn Little. The complaint alleges breach of fiduciary duty and shareholder oppression. The Company believes the action is without merit and intends to vigorously oppose it.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 69.6% and 69.0% of our total revenues for the three months Ended September 30, 2019 and 2018, respectively. The sales VIEs generated 25.4% and 26.9% of our revenues for the three months Ended September 30, 2019 and 2018, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of September 30, 2019, we had developed and produced a total of 730 different fertilizer products in use, of which 145 were developed and produced by Jinong, 334 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2018 to 2019
	2019	2018	Amount	%
	(metric tons)
Jinong	18,623	18,605	18	0.1%
Gufeng	52,451	49,247	3,204	6.5%
	71,074	67,851	3,222	4.7%

	Three Months Ended September 30,
	2019	2018
	(revenue per tons)
Jinong	$1,035	$1,294
Gufeng	311	348

For the three months ended September 30, 2019, we sold approximately 71,704 tons of fertilizer products, as compared to 67,851 metric tons for the three months ended September 30, 2018. For the three months ended September 30, 2019, Jinong sold approximately 18,623 metric tons of fertilizer products, as compared to 18,605 metric tons for the three months ended September 30, 2018. For the three months ended September 30, 2019, Gufeng sold approximately 52,451 metric tons of fertilizer products, as compared to 49,247 metric tons for the three months ended September 30, 2018.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 56.7% of our fertilizer revenue for the three months ended September 30, 2019. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were: Hebei (25.9%), Heilongjiang (10.9%), Inner Mongolia (9.0%), Liaoning (6.8%) and Shaanxi (4.1%).

As of September 30, 2019, we had a total of 2,063 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,239 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.39% of its fertilizer revenues for the three months ended September 30, 2019. Gufeng had 326 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 83.8% of its revenues for the three months ended September 30, 2019.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 80.8% of our agricultural products revenue for the three months ended September 30, 2019 were Shaanxi (71.3%), Sichuan (4.9%), and Gansu (4.6%).

Recent Developments

New Products

During the three months ended September 30, 2019, Jinong launched one new fertilizer product and added 19 new distributors. During the three months ended September 30, 2019, Gufeng did not launch any new fertilizer products but added one new distributor.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,291,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $8,807,400) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended September 30, 2019 Compared to the Three Months ended September 30, 2018.

	2019	2018	Change $	Change %
Sales
Jinong	19,054,816	22,496,533	(3,441,717)	-15.3%
Gufeng	16,323,217	17,473,251	(1,150,034)	-6.6%
Yuxing	2,539,711	2,387,546	152,165	6.4%
Sales VIEs	12,903,827	15,597,476	(2,693,649)	-17.3%
Net sales	50,821,571	57,954,806	(7,133,235)	-12.3%
Cost of goods sold
Jinong	10,492,530	11,203,172	(710,642)	-6.3%
Gufeng	14,454,008	15,304,863	(850,855)	-5.6%
Yuxing	2,051,996	2,047,163	4,833	0.2%
Sales VIEs	10,663,790	12,929,968	(2,266,178)	-17.5%
Cost of goods sold	37,662,324	41,485,166	(3,822,842)	-9.2%
Gross profit	13,159,247	16,469,640	(3,310,393)	-20.1%
Operating expenses
Selling expenses	3,630,355	3,420,427	209,928	6.1%
General and administrative expenses	16,341,792	2,309,359	14,032,432	607.6%
Total operating expenses	19,972,147	5,729,786	14,242,360	248.6%
Income from operations	(6,812,900)	10,739,854	(17,552,753)	-163.4%
Other income (expense)
Other income (expense)	(30,191)	(38,330)	8,139	-21.2%
Interest income	53,624	127,383	(73,759)	-57.9%
Interest expense	(77,202)	(162,686)	85,484	-52.5%
Total other income (expense)	(53,769)	(73,633)	19,864	-27.0%
Income before income taxes	(6,866,668)	10,666,221	(17,532,889)	-164.4%
Provision for income taxes	449,131	1,654,416	(1,205,285)	-72.9%
Net income	(7,315,799)	9,011,805	(16,327,604)	-181.2%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(17,367,485)	(15,987,792)	(1,379,693)	8.6%
Comprehensive income (loss)	(24,683,284)	(6,975,987)	(17,707,297)	253.8%

Net Sales

Total net sales for the three months ended September 30, 2019 were $50,821,571 a decrease of $7,133,235 or 12.3%, from $57,954,806 for the three months ended September 30, 2018. This decrease was primarily due to a decrease in Jinong’s and VIEs’ net sales.

For the three months ended September 30, 2019, Jinong’s net sales decreased $3,441,717, or 15.3%, to $19,054,816 from $22,496,533 for the three months ended September 30, 2018. This decrease was mainly attributable to the decrease in Jinong’s sales price in the last three months.

For the three months ended September 30, 2019, Gufeng’s net sales were $16,323,217, a decrease of $1,150,034, or 6.6%, from $17,473,251 for the three months ended September 30, 2018. This decrease was mainly attributable to the decrease in Gufeng’s sales price in the last three months.

For the three months ended September 30, 2019, Yuxing’s net sales were $2,539,711, an increase of $152,165 or 6.4%, from $2,387,546 for the three months ended September 30, 2018. The increase was mainly attributable to the increase in market demand and the higher prices on Yuxing’s top grade flowers during the three months ended September 30, 2019.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2019 was $37,662,324, a decrease of $3,822,842, or 9.2%, from $41,485,166 for the three months ended September 30, 2018. The decrease was mainly due to the decrease in Jinong’s and VIEs’ cost of goods sold which increased 6.3% and 17.5% respectively.

Cost of goods sold by Jinong for the three months ended September 30, 2019 was $10,492,530, a decrease of $710,642, or 6.3%, from $11,203,172 for the three months ended September 30, 2018. The decrease in cost of goods was primarily due to the 15.3% decrease in net sale during the last three months.

Cost of goods sold by Gufeng for the three months ended September 30, 2019 was $14,454,008, a decrease of $850,755, or 5.6%, from $15,304,863 for the three months ended September 30, 2018. This decrease was primarily due to the 6.6% decrease in net sale during the last three months.

For three months ended September 30, 2019, cost of goods sold by Yuxing was $2,051,996, an increase of $4,833, or 0.2%, from $2,047,163 for the three months ended September 30, 2018. This increase was mainly due to the increase in Yuxing’s net sales during the last three months.

Gross Profit

Total gross profit for the three months ended September 30, 2019 decreased by $3,310,393, or 20.1%, to $13,159,247, as compared to $16,469,640 for the three months ended September 30, 2018. Gross profit margin was 25.9% and 28.4% for the three Months Ended September 30, 2019 and 2018, respectively.

Gross profit generated by Jinong decreased by $2,731,075, or 24.2%, to $8,562,286 for the three months ended September 30, 2019 from $11,293,361 for the three months ended September 30, 2018. Gross profit margin from Jinong’s sales was approximately 44.9% and 50.2% for the three Months Ended September 30, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the lower sales prices.

For the three months ended September 30, 2019, gross profit generated by Gufeng was $1,869,209, a decrease of $299,179, or 13.8%, from $2,168,388 for the three months ended September 30, 2018. Gross profit margin from Gufeng’s sales was approximately 11.5% and 12.4% for the three Months Ended September 30, 2019 and 2018, respectively. The decrease in gross profit was mainly due to the increase in product costs and the decrease in sales prices.

For the three months ended September 30, 2019, gross profit generated by Yuxing was $487,715, an increase of $147,332, or 43.3% from $340,383 for the three months ended September 30, 2018. The gross profit margin was approximately 19.2% and 14.3% for the three months Ended September 30, 2019 and 2018, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Gross profit generated by VIEs decreased by $427,471, or 16.0%, to $2,240,037 for the three months ended September 30, 2019 from $2,667,508 for the three months ended September 30, 2018. Gross profit margin from VIE’s sales was approximately 17.4% and 17.1% for the three months Ended September 30, 2019 and 2018, respectively, which was slightly increased.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,630,355, or 7.1%, of net sales for the three months ended September 30, 2019, as compared to $3,420,427, or 5.9%, of net sales for the three months ended September 30, 2018, an increase of $209,928, or 6.1%.

The selling expenses of Yuxing were $9,352 or 0.4% of Yuxing’s net sales for the three months ended September 30, 2019, as compared to $17,729 or 0.7% of Yuxing’s net sales for the three months ended September 30, 2018. The selling expenses of Gufeng were $69,291 or 0.4% of Gufeng’s net sales for the three months ended September 30, 2019, as compared to $76,764 or 0.4% of Gufeng’s net sales for the three months ended September 30, 2018. The selling expenses of Jinong for the three months ended September 30, 2019 were $3,300,195 or 17.3% of Jinong’s net sales, as compared to selling expenses of $3,071,231 or 13.7% of Jinong’s net sales for the three months ended September 30, 2018.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the three months ended September 30, 2019 and 2018. All of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the three months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $16,341,792, or 32.2% of net sales for the three months ended September 30, 2019, as compared to $2,309,359, or 4.0% of net sales for the three months ended September 30, 2018, an increase of $14,032,432, or 607.6%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2019 was $73,633, as compared to $53,769 for the three months ended September 30, 2018, a decrease in expense of $19,864, or 27.0%. The decrease in total other expense resulted from the decrease in net interest expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $ 92,488 for the three months ended September 30, 2019, as compared to $1,041,180 for the three months ended September 30, 2018, a decrease of $948,692, or 91.1%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $(68,276) for the three months ended September 30, 2019, as compared to $395,255 for the three months ended September 30, 2018, a decrease of $463,531, or 117.3%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the three months Ended September 30, 2019 and 2018 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net income (loss) for the three months ended September 30, 2019 was $(7,315,799), a decrease of $16,327,604, or 181.2%, compared to $9,011,805 for the three months ended September 30, 2018. Net income as a percentage of total net sales was approximately -14.4% and 15.5% for the three months Ended September 30, 2019 and 2018, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2019, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income decreased by $5,375,915, or 91.1%, to $524,101 for three months ended September 30, 2019, from $5,900,016 for the three months ended September 30, 2018. The decrease was principally due to the increase in general and administrative expense.

For Gufeng, the net income decreased by $12,632,298, or 1,127.5%, to $(11,511,954) for three months ended September 30, 2019 from $1,120,344 for three months ended September 30, 2018. The decrease was principally due to the increase in general and administrative expense.

For Yuxing, the net income decreased $38,623, or 20.1%, to $154,555 for three months ended September 30, 2019 from $193,178 for three months ended September 30, 2018. The decrease was mainly due to the increase in general and administrative expense.

For the sales VIEs, the net income was $3,868,490 for period ended September 30, 2019, increased by $ 1,488,855, or 62.6%, from $ 2,379,635 for three months ended September 30, 2018. The increase was mainly due to the decrease in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of September 30, 2019, cash and cash equivalents were $82,953,941, an increase of $10,694,137, or 14.8%, from $72,259,804 as of June 30, 2019.

We intend to use some of the remaining net proceeds from our securities offerings, as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. Yuxing purchased a set of agricultural products testing equipment for the year of 2016. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2019	2018
Net cash provided by (used in) operating activities	3,079,634	8,518,839
Net cash provided by (used in) investing activities	(18,596)	(31,273)
Net cash provided by (used in) financing activities	10,731,600	(191,056)
Effect of exchange rate change on cash and cash equivalents	(3,098,502)	(5,947,491)
Net increase in cash and cash equivalents	10,694,136	2,349,019
Cash and cash equivalents, beginning balance	72,259,804	150,805,639
Cash and cash equivalents, ending balance	$82,953,940	$153,154,657

Operating Activities

Net cash provided in operating activities was $3,079,634 for the three months ended September 30, 2019, a decrease of $5,439,205, or 63.8%, from cash provided by operating activities of $8,518,839 for the three months ended September 30, 2018. The decrease was mainly due to a decrease in accounts receivable, decrease in advances to suppliers and decrease in net income during the three months ended September 30, 2019 as compared to the same period in 2018.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2019 was $18,596, compared to cash used in investing activities of $31,273 for the three months ended September 30, 2018. The different was due to Company purchased less plant, property and equipment during the last three months compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2019 was $10,731,600, compared to $191,056 net cash used in financing activities for the three months ended September 30, 2018, which was largely attribute to $10,252,000 proceeds from the sale of common stock for the three months ended September 30, 2019, compared to 0 in the same period last year.

As of September 30, 2019 and June 30, 2019, our loans payable were as follows:

	September 30,	June 30,
	2019	2019
Short term loans payable:	$3,774,600	$3,640,000
Total	$3,774,600	$3,640,000

Accounts Receivable

We had accounts receivable of $138,984,949 as of September 30, 2019, as compared to $145,190,160 as of June 30, 2019, a decrease of $6,205,211, or 4.3%. The decrease was primarily attributable to Gufeng’s accounts receivable. As of September 30, 2019, Gufeng’s accounts receivable was $72,717,257, a decrease of $12,714,906, or 14.9%, compared to $85,432,163 as of June 30, 2019.

Allowance for doubtful accounts in accounts receivable for the three months ended September 30, 2019 was $27,993,503, a decrease of $5,521,907, or 16.5%, from $33,515,410 as of June 30, 2019. And the allowance for doubtful accounts as a percentage of accounts receivable was 16.8% as of September 30, 2019 and 18.8% as of June 30, 2019.

Deferred assets

We had no deferred assets as of September 30, 2019 and June 30, 2019. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of September 30, 2019.

Inventories

We had inventories of $146,848,526 as of September 30, 2019, as compared to $162,013,889 as of June 30, 2019, a decrease of $15,165,363, or 9.4%. The decrease was primarily attributable to Gufeng’s inventory. As of September 30, 2019, Gufeng’s inventory was $125,956,806, compared to $141,210,160 as of June 30, 2019, a decrease of $15,253,354, or 10.8%.

Advances to Suppliers

We had advances to suppliers of $29,136,516 as of September 30, 2019 as compared to $32,713,817 as of June 30, 2019, representing a decrease of $3,577,301, or 10.9%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $17,349,392 as of September 30, 2019 as compared to $19,004,548 as of June 30, 2019, representing a decrease of $1,655,156, or 8.7%. The decrease was primarily due to the decrease of accounts payable for VIEs. They have accounts payable of $15,634,763 as of September 30, 2019 as compared to $17,073,229 as of June 30, 2019, representing a decrease of $1,438,466, or 8.4%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $6,164,137 as of September 30, 2019 as compared to $6,514,619 as of June 30, 2019, representing a decrease of $350,482, or 5.4%. The decrease was mainly attributable to Jinong’s $1,432,745 unearned revenue as of September 30, 2019, compared to $1,589,158 unearned revenue as of June 30, 2019, decreased $156,413, or 9.8%, caused by the advance deposits made by clients. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of September 30, 2019.

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

As of September 30, 2019, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2019, our accumulated other comprehensive loss was $37 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2019 and September 30, 2019, China’s currency dropped by a cumulative 4.2% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2019 and June 30, 2019 was $3.8 million and $3.6 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2019. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately nine months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended September 30, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: November 19, 2019	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 19, 2019	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.