Form 10-Q
period 2019-12-31
China Green Agriculture, Inc.
filed 2020-02-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,350,129 shares of common stock, $0.001 par value, as of February 14, 2020.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2019	June 30, 2019

ASSETS
Current Assets
Cash and cash equivalents	$78,706,500	$72,259,804
Accounts receivable, net	156,080,809	145,190,160
Inventories	114,448,765	162,013,889
Prepaid expenses and other current assets	2,961,071	2,776,370
Amount due from related parties	148,919	0
Advances to suppliers, net	30,944,718	32,713,817
Total Current Assets	383,290,781	414,954,039

Plant, Property and Equipment, Net	24,771,055	26,669,938
Other Assets	264,227	267,907
Other Non-current Assets	12,228,155	13,352,645
Intangible Assets, Net	16,792,061	17,881,449
Goodwill	7,766,256	7,874,421
Total Assets	$445,112,535	$481,000,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,217,368	$19,004,548
Customer deposits	7,525,826	6,514,619
Accrued expenses and other payables	12,337,339	12,029,722
Amount due to related parties	4,027,537	3,641,945
Taxes payable	28,855,322	31,357,690
Short term loans	3,877,200	3,640,000
Interest payable	736,668	720,720
Derivative liability	0	18,162
Convertible notes payable	1,855,770	7,517,307
Total Current Liabilities	74,433,031	84,444,714

Long-term Liabilities	0	0
Total Liabilities	$74,433,031	$84,444,714

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 5,972,479 and 3,986,912 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	5,972	3,987
Additional paid-in capital	153,567,460	138,012,445
Statutory reserve	30,691,515	31,237,891
Retained earnings	213,272,271	247,122,574
Accumulated other comprehensive income	(26,857,714)	(19,821,211)
Total Stockholders’ Equity	370,679,505	396,555,686

Total Liabilities and Stockholders’ Equity	$445,112,535	$481,000,399

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Sales
Jinong	$14,521,485	$16,987,360	33,576,301	$39,483,893
Gufeng	22,266,549	22,355,690	38,589,766	39,828,941
Yuxing	2,461,510	2,623,493	5,001,221	5,011,039
VIEs - others	10,315,465	10,287,920	23,219,292	25,885,396
Net sales	49,565,009	52,254,463	100,386,580	110,209,269
Cost of goods sold
Jinong	10,127,892	8,994,882	20,620,422	20,198,054
Gufeng	19,755,967	19,764,817	34,209,975	35,069,680
Yuxing	2,110,321	2,166,566	4,162,317	4,213,729
VIEs - others	8,750,344	9,083,973	19,414,134	22,013,941
Cost of goods sold	40,744,524	40,010,238	78,406,848	81,495,404
Gross profit	8,820,485	12,244,225	21,979,732	28,713,865
Operating expenses
Selling expenses	3,856,972	8,069,103	7,487,327	11,489,530
General and administrative expenses	32,761,531	(99,632)	49,103,323	2,209,728
Total operating expenses	36,618,503	7,969,471	56,590,650	13,699,258
Income from operations	(27,798,018)	4,274,754	(34,610,918)	15,014,607
Other income (expense)
Other income (expense)	(73,263)	(187,753)	(103,454)	(226,083)
Interest income	53,262	95,957	106,886	223,341
Interest expense	(87,496)	(149,578)	(164,698)	(312,264)
Total other income (expense)	(107,497)	(241,374)	(161,266)	(315,006)
Income before income taxes	(27,905,515)	4,033,380	(34,772,183)	14,699,601
Provision for income taxes	(824,635)	1,527,645	(375,504)	3,182,061
Net income	(27,080,880)	2,505,735	(34,396,679)	11,517,540

Other comprehensive income (loss)
Foreign currency translation gain (loss)	10,330,982	(472,069)	(7,036,503)	(16,459,861)
Comprehensive income (loss)	$(16,749,898)	$2,033,666	(41,433,182)	$(4,942,321)

Basic weighted average shares outstanding	5,474,979	3,295,579	4,989,745	3,295,579
Basic net earnings per share	$(4.95)	$0.76	(6.89)	$3.49

Diluted weighted average shares outstanding	5,474,979	3,295,579	4,989,745	3,295,579
Diluted net earnings per share	(4.95)	0.76	(6.89)	3.49

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	31,237,891	247,122,574	(19,821,211)	396,555,685

Net income					(34,396,679)		(34,396,679)

Issuance of stock for consulting services	931,000	931	10,251,069				10,252,000

Issuance of stock for convertible notes	995,000	995	4,974,005				4,975,000

Stock based compensation	59,567	60	329,940				330,000

Transfer to statutory reserve				(546,377)	546,377		0

Other comprehensive income						(7,036,503)	(7,036,503)

BALANCE, DECEMBER 31, 2019	5,972,479	$5,972	$153,567,460	$30,691,515	$213,272,272	$(26,857,714)	$370,679,505

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2018	3,241,413	$3,242	$129,372,690	30,947,344	235,822,726	(3,598,215)	392,547,786

Net income					11,517,540		11,517,540

Issuance of stock for consulting services	54,167	54	30,821				30,875

Stock based compensation

1 for 12 reverse stock split

Transfer to statutory reserve				452,483	(452,483)

Other comprehensive income						(16,459,861)	(16,459,861)

BALANCE, DECEMBER 31, 2018	3,295,580	$3,296	$129,403,511	$31,399,827	$246,887,783	$(20,058,076)	$387,636,340

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$(34,396,679)	$11,517,540
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,370,218	2,434,189
Gain (Loss) on disposal of property, plant and equipment	33,837	4,415
Provision for losses on accounts receivable	27,670,550	(6,056,115)
Amortization of debt discount	41,719	204,765
Issuance of common stock for consulting services fee	0	370,500
Change in fair value of derivative liability	(17,741)	(61,601)
Changes in operating assets
Accounts receivable	(40,783,391)	53,548,883
Amount due from related parties	(147,492)	227,400
Other current assets	(224,409)	2,222,851
Inventories	44,905,007	(63,386,505)
Advances to suppliers	1,662,134	(17,050,063)
Other assets	932,053	(969,558)
Changes in operating liabilities
Accounts payable	(3,495,243)	(12,851,196)
Customer deposits	1,090,142	(121,118)
Tax payables	(2,446,447)	1,157,226
Accrued expenses and other payables	705,810	1,227,568
Interest payable	25,600	137,757
Net cash provided by (used in) operating activities	(2,074,331)	(27,443,062)

Cash flows from investing activities
Purchase of plant, property, and equipment	(50,533)	(57,195)
Change in construction in process	0	16,128
Net cash provided by (used in) investing activities	(50,533)	(41,067)

Cash flows from financing activities
Proceeds from the sale of common stock	10,252,000	-
Proceeds from loans	287,200	-
Advance from related party	400,000	409,230.00
Repayment of loans	-	(189,508)
Net cash provided by (used in) financing activities	10,939,200	219,722

Effect of exchange rate change on cash and cash equivalents	(2,367,640)	(5,994,548)
Net increase in cash and cash equivalents	6,446,696	(33,258,955)

Cash and cash equivalents, beginning balance	72,259,804	150,805,639
Cash and cash equivalents, ending balance	$78,706,500	$117,546,683

Supplement disclosure of cash flow information
Interest expense paid	$68,293	$105,733
Income taxes paid	$108,974	$2,024,835

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

The Company’s corporate structure as of December 31, 2019 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31, 2019 and June 30, 2019 were $78,603,561 and $72,178,448, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $102,939 and $81,356 in cash in two banks in the United States as of December 31, 2019 and June 30, 2019 respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of December 31, 2019, and June 30, 2019, the Company had accounts receivable of $156,080,809 and $145,190,160, net of allowance for doubtful accounts of $27,999,039 and $33,515,410, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At December 31, 2019 and 2018, the Company had no reserve for obsolete goods.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2019 and 2018 respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2019, and June 30, 2019, the Company had customer deposits of $7,525,826 and $6,514,619, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	December 31,
	2019	2018
Net Income for Basic Earnings Per Share	$(27,080,880)	$2,505,735
Basic Weighted Average Number of Shares	5,474,979	3,295,579
Net Income Per Share – Basic	$(4.95)	$0.76
Net Income for Diluted Earnings Per Share	$(27,080,880)	$2,505,735
Diluted Weighted Average Number of Shares	5,474,979	3,295,579
Net Income Per Share – Diluted	$(4.95)	$0.76

	Six Months Ended
	December 31,
	2019	2018
Net Income for Basic Earnings Per Share	$(7,036,503)	$11,517,540
Basic Weighted Average Number of Shares	4,989,745	3,295,579
Net Income Per Share – Basic	$(6.89)	$3.49
Net Income for Diluted Earnings Per Share	$(7,036,503)	$11,517,540
Diluted Weighted Average Number of Shares	4,989,745	3,295,579
Net Income Per Share – Diluted	$(6.89)	$3.49

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2019	2019
Raw materials	$33,900,380	$102,268,620
Supplies and packing materials	$449,370	$496,138
Work in progress	$382,890	$390,708
Finished goods	$79,716,125	$58,858,423
Total	$114,448,765	$162,013,889

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2019	2019
Building and improvements	$38,360,635	$38,877,508
Auto	3,236,804	3,391,040
Machinery and equipment	17,855,129	18,125,539
Agriculture assets	0	741,044
Total property, plant and equipment	59,452,568	61,135,130
Less: accumulated depreciation	(34,681,513)	(34,465,192)
Total	$24,771,055	$26,669,938

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2019	2019
Land use rights, net	$9,097,637	$9,341,327
Technology patent, net	2,316	3,004
Customer relationships, net	1,515,226	2,174,564
Non-compete agreement	332,363	436,634
Trademarks	5,844,520	5,925,920
Total	$16,792,061	$17,881,449

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73, 184,895 (or $10,509,351). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1, 045,950 (or $150,198). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7, 285,099 (or $1,046,140). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2019	2019
Land use rights	$11,705,690	11,868,721
Less: accumulated amortization	(2,608,053)	(2,527,394)
Total land use rights, net	$9,097,637	9,341,327

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $843,660) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9, 200,000 (or $1,321,120) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2019, this technology patent is fully amortized.

The technology know-how consisted of the following:

	December 31,	June 30,
	2019	2019
Technology know-how	$2,169,037	$2,199,247
Less: accumulated amortization	(2,166,721)	(2,196,243)
Total technology know-how, net	$2,316	$3,004

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65, 000,000 (or $9,334,000) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16, 472,179 (or $2,365,405) and is amortized over the remaining useful life of seven to ten years.

	December 31,	June 30,
	2019	2019
Customer relationships	$11,449,171	$11,608,629
Less: accumulated amortization	(9,933,945)	(9,434,065)
Total customer relationships, net	$1,515,226	$2,174,564

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1, 320,000 (or $189,552) and is amortized over the remaining useful life of five years using the straight line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6, 150,683 (or $883,238) and is amortized over the remaining useful life of five years using the straight line method.

	December 31,	June 30,
	2018	2018
Non-compete agreement	$1,172,270	$1,188,597
Less: accumulated amortization	(839,907)	(751,963)
Total non-compete agreement, net	$332,363	$436,634

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40, 700,000 (or $5,844,520) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, are as follows:

Twelve Months Ended on December 31,	Expense ($)
2020	1,290,728
2021	720,684
2022	557,260
2023	489,894
2024	357,810

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of December 31, 2019, the balance of other non-current assets was $14,155,985, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2019 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1 million as expenses for the six months ended December 31, 2019.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended December 31 and thereafter are as follows:

Twelve months ending December 31,
2020	$1,927,830
2021	$1,927,830
2022	$1,927,830
2023	$1,927,830
2024 and thereafter	$6,444,665

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2019	2019
Payroll payable	$23,783	$24,891
Welfare payable	147,426	149,479
Accrued expenses	7,002,225	6,847,041
Other payables	5,043,473	4,886,202
Other levy payable	120,432	122,109
Total	$12,337,339	$12,029,722

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,661,800). For the six months Ended December 31, 2019 and 2018, Yuxing has sold approximately $300,210 and $199,469 products to 900LH.com.

As of December 31, 2019, and June 30, 2019, the amount due to related parties was $4,027,537 and $3,641,945, respectively.  As of December 31, 2019, and June 30, 2019, $1,005,200 and $1,019,200, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

As of December 31, 2019, and June 30, 2019, the Company’s subsidiary, Jinong, owed 900LH.com $394,727 and $400,225, respectively.

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24, 480 (approximately $3,515).

NOTE 9 – LOAN PAYABLES

As of December 31, 2019, the short-term loan payables consisted of three loans which mature on dates ranging from June 2, 2020 through June 27, 2020 with interest rates ranging from 5.22% to 6.31%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2018
1	Postal Saving Bank of China - Pinggu Branch	June 3, 2019-June 2, 2020	6.31%	2,872,000
2	Beijing Bank - Pinggu Branch	June 28, 2019-June 27, 2020	5.22%	718,000
3	Beijing Bank - Pinggu Branch	August 14, 2019-June 27, 2020	5.22%	287,200
	Total			$3,877,200

The interest expense from short-term loans was $164,698 and $312,264 for the six months ended December 31, 2019 and 2018 respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,323,600) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,723,200) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

On November 15, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2019.

The Company determined that the fair value of the convertible notes payable was RMB 12,923,191 ($1,855,770) and RMB 51,629,859 ($7,414,048) as of December 31, 2019 and June 30, 2019, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders and the matured convertible notes on June, 2019, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of December 31, 2019, the accumulated amortization of this discount into accretion expenses was $1,375,511.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six-month period ended December 31, 2019 and 2018 of $-857,195 and $1,359,998, respectively.  Gufeng is subject to a 25% EIT rate and thus it made provision for income taxes of $-136,291 and $1,071,227 for the six months ended December 31, 2019 and 2018, respectively.

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

Income Taxes and Related Payables

	December 31,	June 30,
	2019	2019
VAT provision	$(343,052)	$(424,535)
Income tax payable	(1,016,262)	1,550,830
Other levies	1,204,101	1,220,859
Total	$(155,213)	$2,347,154

The provision for income taxes consists of the following

	December 31,	June 30,
	2019	2019
Current tax - foreign	$(375,504)	$1,654,416
Deferred tax	-	-
Total	$(375,504)	$1,654,416

Tax Rate Reconciliation

Our effective tax rates were approximately -1.1% and 21.6% for the six months ended December 31, 2019 and 2018, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21% to income before income taxes for the three months Ended December 31, 2019 and 2018 for the following reasons:

December 31, 2019

	China 15% - 25%		United States 21%		Total
Pretax income (loss)	$(33,920,976)		(851,206)		$(34,772,182)

Expected income tax expense (benefit)	(8,480,244)	25.0%	(178,753)	21.0%	(8,658,997)
High-tech income benefits on Jinong	571,464	(1.7)%	-	-	571,464
Losses from subsidiaries in which no benefit is recognized	7,533,276	(22.2)%	-	-	7,533,276
Change in valuation allowance on deferred tax asset from US tax benefit	-		178,753	(21.0)%	178,753
Actual tax expense	$(375,504)	(1.1)%	$0-	-%	$(375,504)	(1.1)%

December 31, 2018

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$15,663,575		(963,974)		$14,699,601

Expected income tax expense (benefit)	3,915,894	25.0%	(202,435)	21.0%	3,713,459
High-tech income benefits on Jinong	(904,666)	(5.8)%	-	-	(904,666)
Losses from subsidiaries in which no benefit is recognized	170,833	1.1%	-	-	170,833
Change in valuation allowance on deferred tax asset from US tax benefit	-		202,435	(21.0)%	202,435
Actual tax expense	$3,182,061	20.3%	$-	-%	$3,182,061	21.6%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On November 15, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2019.

On February 14, 2020, the Company issued 377,650 shares of common stock at the price of $5.00 per share to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on January 1, 2017 and matured on January 1, 2020.

There were no shares of common stock issued during the quarter ended December 31, 2019.

As of December 31, 2019, and June 30, 2019, there were 6,350,129 and 3,986,912 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2019, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – CONCENTRATIONS AND LITIGATION

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

Vendor and Customer Concentration

There was only one vendor which the Company purchased more than 10% of its raw materials, with the total of 10.4% of its raw materials for the six months ended December 31, 2019. Total purchases from this vendor are $3,534,955 for the six-month period ended December 31, 2019.

There were three vendors from each of which the Company purchased more than 10% of its raw materials, with the total of 34.3% of its raw materials for the six months ended December 31, 2018. Total purchases from these three vendors amounted to $33,149,745 for the six-month period ended December 31, 2018.

No customer accounted for over 10% of the Company’s sales for the six months Ended December 31, 2019 and 2018.

Litigation

On October 9, 2019, a lawsuit was filed against the Company and certain of our officers in the United States District Court for the District of Nevada (the “Nevada Federal Court”) by Plaintiff Glenn Little. The complaint alleges breach of fiduciary duty and shareholder oppression. The Company believes the action is without merit and vigorously opposed it.

On December 31, 2019, the lawsuit was dismissed.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	2019	2018	2019	2018
Revenues from unaffiliated customers:
Jinong	$14,521,485	$16,987,360	$33,576,301	$39,483,893
Gufeng	22,266,549	22,355,690	38,589,766	39,828,941
Yuxing	2,461,510	2,623,493	5,001,221	5,011,039
Sales VIEs	10,315,465	10,287,922	23,219,292	25,885,396
Consolidated	$49,565,009	$52,254,465	$100,386,580	$110,209,269

Operating income:
Jinong	$(6,345,818)	$2,171,448	$(5,767,775)	$9,099,538
Gufeng	(21,628,851)	2,493,457	(33,129,109)	4,102,509
Yuxing	141,271	(3,796,684)	295,949	(3,603,507)
Sales VIEs	547,915	3,748,752	4,841,232	6,380,051
Reconciling item (1)	0	0	0	0
Reconciling item (2)	(512,534)	(342,219)	(851,214)	(963,984)
Consolidated	$(27,798,017)	$4,274,754	$(34,610,917)	$15,014,607

Net income:
Jinong	$(5,381,542)	$1,789,640	$(4,857,441)	$7,689,656
Gufeng	(21,682,935)	1,731,121	(33,194,889)	2,851,465
Yuxing	140,943	(3,796,526)	295,498	(3,603,348)
Sales VIEs	355,224	3,136,310	4,223,710	5,556,339
Reconciling item (1)	1	8	7	10
Reconciling item (2)	(512,534)	(342,218)	(851,214)	(963,984)
Reconciling item (3)	(36)	(12,598)	(12,350)	(12,598)
Consolidated	$(27,080,879)	$2,505,735	$(34,396,679)	$11,517,540

Depreciation and Amortization:
Jinong	$190,770	$194,706	$381,848	$392,964
Gufeng	516,523	529,305	1,036,858	1,065,924
Yuxing	293,996	299,900	589,649	604,719
Sales VIEs	180,739	183,777	361,862	370,583
Consolidated	$1,182,028	$1,207,689	$2,370,218	$2,434,189

Interest expense:
Jinong	19,188	68,317	25,600	137,758
Gufeng	68,204	81,384	138,993	174,506
Yuxing	0	0	0	0
Sales VIEs	(77,098)	(123)	(77,097)	0
Consolidated	$10,294	$149,578	$87,496	$312,264

Capital Expenditure:
Jinong	$20,371	$456	$24,949	$3,492
Gufeng	0	18,616	0	45,604
Yuxing	18,762	6,850	25,585	8,099
Sales VIEs	0	0	0	0
Consolidated	$39,132	$25,922	$50,533	$57,195

	As of
	December 31,	June 30,
	2019	2019
Identifiable assets:
Jinong	$151,943,538	$149,166,251
Gufeng	212,588,812	253,149,321
Yuxing	35,391,166	35,900,242
Sales VIEs	44,658,161	42,269,307
Reconciling item (1)	533,738	518,158
Reconciling item (2)	(2,879)	(2,879)
Consolidated	$445,112,535	$481,000,399

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,482).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $421).

Accordingly, the Company recorded an aggregate of $23,414 and $23,937 as rent expenses from these committed property leases for the six-month periods ended December 31, 2019 and 2018, respectively. The contingent rent expenses herein for the next five twelve-month periods ended December 31, are as follows:

Years ending December 31,
2020	$46,828
2021	46,828
2022	46,828
2023	46,828
2024	46,828

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of December 31, 2019 and June 30, 2019:

	December 31,	June 30,
	2019	2019

ASSETS
Current Assets
Cash and cash equivalents	$1,976,908	$818,312
Accounts receivable, net	32,439,136	29,933,837
Inventories	21,662,460	19,944,011
Other current assets	488,256	475,001
Related party receivable	148,919	(1,031)
Advances to suppliers	1,113,526	3,606,384
Total Current Assets	57,829,205	54,776,514

Plant, Property and Equipment, Net	9,134,270	9,753,039
Other assets	215,547	218,549
Intangible Assets, Net	9,705,603	10,212,668
Goodwill	3,164,702	3,208,779
Total Assets	$80,049,327	$78,169,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	13,563,387	17,250,276
Customer deposits	460,944	256,489
Accrued expenses and other payables	7,287,949	6,243,753
Amount due to related parties	42,596,012	42,680,723
Total Current Liabilities	$63,908,292	$66,431,241
Long-term Loan	0	0
Total Liabilities	$63,908,292	$66,431,241

Stockholders’ equity	16,141,035	11,738,308

Total Liabilities and Stockholders’ Equity	80,049,327	$78,169,549

	Three Months Ended December 31,
	2019	2018
Revenue	$12,776,975	$12,911,414
Expenses	12,280,810	13,571,628
Net income	$496,165	$(660,214)

	Six Months Ended December 31,
	2019	2018
Revenue	$28,220,513	$30,896,434
Expenses	23,701,306	28,943,442
Net income	$4,519,207	$1,952,992

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

NOTE 18 – LITIGATION

On October 9, 2019, a lawsuit was filed against the Company and certain of our officers in the United States District Court for the District of Nevada (the “Nevada Federal Court”) by Plaintiff Glenn Little. The complaint alleges breach of fiduciary duty and shareholder oppression. The Company believes the action is without merit and intends to vigorously oppose it.

On December 31, 2019, the .

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 84.1% and 72.0% of our total revenues for the six months Ended December 31, 2019 and 2018, respectively. The sales VIEs generated 23.1% and 23.5% of our revenues for the six months Ended December 31, 2019 and 2018, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of December 31, 2019, we had developed and produced a total of 730 different fertilizer products in use, of which 145 were developed and produced by Jinong, 334 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	December 31,		Change 2018 to 2019
	2019	2018	Amount	%
	(metric tons)
Jinong	22,086	17,389	4,697	27.0%
Gufeng	65,483	65,351	132	0.2%
	87,569	82,740	4,829	5.8%

	Three Months Ended December 31,
	2019	2018
	(revenue per tons)
Jinong	$667	$1,033
Gufeng	341	348

	Six Months Ended
	December 31,		Change 2018 to 2019
	2019	2018	Amount	%
	(metric tons)
Jinong	40,709	35,994	4,715	13.1%
Gufeng	117,935	114,597	3,338	2.9%
	158,643	150,591	8,052	5.3%

	Six Months Ended December 31,
	2019	2018
	(revenue per tons)
Jinong	$843	$1,169
Gufeng	330	349

For the three months ended December 31, 2019, we sold approximately 87,569 tons of fertilizer products, as compared to 82,740 metric tons for the three months ended December 31, 2018. For the three months ended December 31, 2019, Jinong sold approximately 22,086 metric tons of fertilizer products, an increase of 4,697 metric tons, or 27.0%, as compared to 17,389 metric tons for the three months ended December 31, 2018. For the three months ended December 31, 2019, Gufeng sold approximately 65,483 metric tons of fertilizer products, an increase of 132 metric tons, or 0.2% as compared to 65,351 metric tons for the three months ended December 31, 2018.

For the six months ended December 31, 2019, we sold approximately 158,643 metric tons of fertilizer products, as compared to 150,591 metric tons for the six months ended December 31, 2018. For the six months ended December 31, 2019, Jinong sold approximately 40,709 metric tons of fertilizer products, an increase of 4,715 metric tons, or 13.1%, as compared to 35,994 metric tons for the six months ended December 31, 2018. For the six months ended December 31, 2019, Gufeng sold approximately 117,935 metric tons of fertilizer products, an increase of 3,338 metric tons, or 2.9% as compared to 114,597 metric tons for the six months ended December 31, 2018.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 61.2% of our fertilizer revenue for the three months ended December 31, 2019. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were: Hebei (34.6%), Heilongjiang (12.4%), Liaoning (9.0%), Shaanxi (4.2%) and Inner Mongolia (1.1%).

As of December 31, 2019, we had a total of 2,091 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,266 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.37% of its fertilizer revenues for the three months ended December 31, 2019. Gufeng had 327 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 86.2% of its revenues for the three months ended December 31, 2019.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 92.0% of our agricultural products revenue for the three months ended December 31, 2019 were Shaanxi (86.4%), Beijing (3.0%), and Shanghai (2.5%).

Recent Developments

New Products

During the three months ended December 31, 2019, Jinong did not launch any new fertilizer product but added 27 new distributors. During the three months ended December 31, 2019, Gufeng did not launch any new fertilizer products but added one new distributor.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,462,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,046,800) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended December 31, 2019 Compared to the Three Months ended December 31, 2018.

	2019	2018	Change $	Change %
Sales
Jinong	14,521,485	16,987,360	(2,465,875)	-14.5%
Gufeng	22,266,549	22,355,690	(89,141)	-0.4%
Yuxing	2,461,510	2,623,493	(161,983)	-6.2%
Sales VIEs	10,315,465	10,287,920	27,545	0.3%
Net sales	49,565,009	52,254,463	(2,689,454)	-5.1%
Cost of goods sold
Jinong	10,127,892	8,994,882	1,133,010	12.6%
Gufeng	19,755,967	19,764,817	(8,850)	0.0%
Yuxing	2,110,321	2,166,566	(56,245)	-2.6%
Sales VIEs	8,750,344	9,083,973	(333,629)	-3.7%
Cost of goods sold	40,744,524	40,010,238	734,286	1.8%
Gross profit	8,820,485	12,244,225	(3,423,740)	-28.0%
Operating expenses
Selling expenses	3,856,972	8,069,103	(4,212,131)	-52.2%
General and administrative expenses	32,761,531	(99,632)	32,861,163	-32982.7%
Total operating expenses	36,618,503	7,969,471	28,649,032	359.5%
Income from operations	(27,798,018)	4,274,754	(32,072,772)	-750.3%
Other income (expense)
Other income (expense)	(73,263)	(187,753)	114,490	-61.0%
Interest income	53,262	95,957	(42,695)	-44.5%
Interest expense	(87,496)	(149,578)	62,082	-41.5%
Total other income (expense)	(107,497)	(241,374)	133,877	-55.5%
Income before income taxes	(27,905,515)	4,033,380	(31,938,895)	-791.9%
Provision for income taxes	(824,635)	1,527,645	(2,352,280)	-154.0%
Net income	(27,080,880)	2,505,735	(29,586,615)	-1180.8%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	10,330,982	(472,069)	10,803,051	-2288.4%
Comprehensive income (loss)	(16,749,898)	2,033,666	(18,783,564)	-923.6%

Net Sales

Total net sales for the three months ended December 31, 2019 were $49,565,009, a decrease of $2,689,454 or 5.1%, from $52,254,463 for the three months ended December 31, 2018. This decrease was primarily due to a decrease in Jinong’s and Yuxing’ net sales.

For the three months ended December 31, 2019, Jinong’s net sales decreased $2,465,875, or 14.5%, to $14,521,485 from $16,987,360 for the three months ended December 31, 2018. This decrease was mainly attributable to the decrease in Jinong’s sales price in the last three months.

For the three months ended December 31, 2019, Gufeng’s net sales were $22,266,549, a decrease of $89,141, or 0.4%, from $22,355,690 for the three months ended December 31, 2018. This decrease was mainly attributable to the decrease in Gufeng’s sales price in the last three months.

For the three months ended December 31, 2019, Yuxing’s net sales were $2,461,510, a decrease of $161,983 or 6.2%, from $2,623,493 for the three months ended December 31, 2018. The decrease was mainly attributable to the decrease in market demand during the three months ended December 31, 2019.

For the three months ended December 31, 2019, VIEs’ net sales were $10,351,465, a slightly increase of $27,545 or 0.3%, from $10,287,920 for the three months ended December 31, 2018.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2019 was $40,744,524, an increase of $734,286, or 1.8%, from $40,010,238 for the three months ended December 31, 2018. The increase was mainly due to the increase in Jinong’s cost of goods sold which increased 12.6%.

Cost of goods sold by Jinong for the three months ended December 31, 2019 was $10,127,892, an increase of $1,133,010, or 12.6%, from $8,994,882 for the three months ended December 31, 2018. The increase in cost of goods was primarily due to the increase in sale volume during the last three months.

Cost of goods sold by Gufeng for the three months ended December 31, 2019 was $19,755,967, a decrease of $8,850, or 0.0%, from $19,764,817 for the three months ended December 31, 2018.

For three months ended December 31, 2019, cost of goods sold by Yuxing was $2,110,321, a decrease of $56,245, or 2.6%, from $2,166,566 for the three months ended December 31, 2018. This decrease was mainly due to the decrease in Yuxing’s net sales during the last three months.

Gross Profit

Total gross profit for the three months ended December 31, 2019 decreased by $3,423,740, or 28.0%, to $8,820,485, as compared to $12,244,225 for the three months ended December 31, 2018. Gross profit margin was 17.8% and 23.4% for the three Months Ended December 31, 2019 and 2018, respectively.

Gross profit generated by Jinong decreased by $3,598,885, or 45.0%, to $4,393,593 for the three months ended December 31, 2019 from $7,992,478 for the three months ended December 31, 2018. Gross profit margin from Jinong’s sales was approximately 30.3% and 47.0% for the three Months Ended December 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the lower sales prices.

For the three months ended December 31, 2019, gross profit generated by Gufeng was $2,510,582, a decrease of $80,291, or 3.1%, from $2,590,873 for the three months ended December 31, 2018. Gross profit margin from Gufeng’s sales was approximately 11.3% and 11.6% for the three Months Ended December 31, 2019 and 2018, respectively. The decrease in gross profit was mainly due to the increase in product costs and the decrease in sales prices.

For the three months ended December 31, 2019, gross profit generated by Yuxing was $351,189, a decrease of $105,738, or 23.1% from $456,927 for the three months ended December 31, 2018. The gross profit margin was approximately 15.2% and 17.4% for the three months Ended December 31, 2019 and 2018, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Gross profit generated by VIEs increased by $361,174, or 30.0%, to $1,565,121 for the three months ended December 31, 2019 from $1,203,947 for the three months ended December 31, 2018. Gross profit margin from VIE’s sales was approximately 15.2% and 11.7% for the three months Ended December 31, 2019 and 2018, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,856,972, or 7.8%, of net sales for the three months ended December 31, 2019, as compared to $8,069,103, or 15.4%, of net sales for the three months ended December 31, 2018, a decrease of $4,212,131, or 52.2%.

The selling expenses of Jinong for the three months ended December 31, 2019 were $3,527,188 or 24.3% of Jinong’s net sales, as compared to selling expenses of $6,986,819 or 41.1% of Jinong’s net sales for the three months ended December 31, 2018.The selling expenses of Yuxing were $8,872 or 0.4% of Yuxing’s net sales for the three months ended December 31, 2019, as compared to $10,444 or 0.4% of Yuxing’s net sales for the three months ended December 31, 2018. The selling expenses of Gufeng were $80,593 or 0.4% of Gufeng’s net sales for the three months ended December 31, 2019, as compared to $160,863 or 0.7% of Gufeng’s net sales for the three months ended December 31, 2018.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the three months ended December 31, 2019 and 2018. All of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the three months ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $32,761,531, or 66.1% of net sales for the three months ended December 31, 2019, as compared to $(99,632), or -0.2% of net sales for the three months ended December 31, 2018, an increase of $32,861,163, or 32982.5%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended December 31, 2019 was $87,633, as compared to $241,374 for the three months ended December 31, 2018, a decrease in expense of $153,741, or 63.7%. The decrease in total other expense mainly resulted from the decrease in accretion expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $ (949,683) for the three months ended December 31, 2019, as compared to $315,818 for the three months ended December 31, 2018, a decrease of $1,265,501, or 400.7%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $(68,015) for the three months ended December 31, 2019, as compared to $598,173 for the three months ended December 31, 2018, a decrease of $666,188, or 111.4%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the three months Ended December 31, 2019 and 2018 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net income (loss) for the three months ended December 31, 2019 was $(27,080,880), a decrease of $29,586,615, or 1180.8%, compared to $2,505,735 for the three months ended December 31, 2018. Net income as a percentage of total net sales was approximately -54.6% and 4.8% for the three months Ended December 31, 2019 and 2018, respectively.

 Six months ended December 31, 2019 Compared to the Six months ended December 31, 2018.

	2019	2018	Change $	Change %
Sales
Jinong	33,576,301	39,483,893	(5,907,592)	-15.0%
Gufeng	38,589,766	39,828,941	(1,239,175)	-3.1%
Yuxing	5,001,221	5,011,039	(9,818)	-0.2%
Sales VIEs	23,219,292	25,885,396	(2,666,104)	-10.3%
Net sales	100,386,580	110,209,269	(9,822,689)	-8.9%
Cost of goods sold
Jinong	20,620,422	20,198,054	422,368	2.1%
Gufeng	34,209,975	35,069,680	(859,705)	-2.5%
Yuxing	4,162,317	4,213,729	(51,412)	-1.2%
Sales VIEs	19,414,134	22,013,941	(2,599,807)	-11.8%
Cost of goods sold	78,406,848	81,495,404	(3,088,556)	-3.8%
Gross profit	21,979,732	28,713,865	(6,734,133)	-23.5%
Operating expenses
Selling expenses	7,487,327	11,489,530	(4,002,203)	-34.8%
General and administrative expenses	49,103,323	2,209,728	46,893,595	2122.1%
Total operating expenses	56,590,650	13,699,258	42,891,392	313.1%
Income from operations	(34,610,918)	15,014,607	(49,625,525)	-330.5%
Other income (expense)
Other income (expense)	(103,454)	(226,083)	122,629	-54.2%
Interest income	106,886	223,341	(116,454)	-52.1%
Interest expense	(164,698)	(312,264)	147,566	-47.3%
Total other income (expense)	(161,266)	(315,006)	153,741	-48.8%
Income before income taxes	(34,772,183)	14,699,601	(49,471,784)	-336.6%
Provision for income taxes	(375,504)	3,182,061	(3,557,565)	-111.8%
Net income	(34,396,679)	11,517,540	(45,914,219)	-398.6%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(7,036,503)	(16,459,861)	9,423,358	-57.3%
Comprehensive income (loss)	(41,433,182)	(4,942,321)	(36,490,861)	738.3%

Net Sales

Total net sales for the six months ended December 31, 2019 were $100,386,580 a decrease of $9,822,689 or 8.9%, from $110,209,269 for the six months ended December 31, 2018. This decrease was primarily due to a decrease in Jinong’s and VIEs’ net sales.

For the six months ended December 31, 2019, Jinong’s net sales decreased $5,907,592, or 15.0%, to $33,576,301 from $39,483,893 for the six months ended December 31, 2018. This decrease was mainly attributable to the decrease in Jinong’s sales price in the last six months.

For the six months ended December 31, 2019, Gufeng’s net sales were $38,589,766, a decrease of $1,239,175, or 3.1%, from $39,828,941 for the six months ended December 31, 2018. This decrease was mainly attributable to the decrease in Gufeng’s sales price in the last six months.

For the six months ended December 31, 2019, Yuxing’s net sales were $5,001,221, a decrease of $9,818 or 0.2%, from $5,011,039 for the six months ended December 31, 2018.

For the six months ended December 31, 2019, VIEs’ net sales were $23,219,292, a decrease of $2,666,104, or 10.3%, from $25,885,396 for the six months ended December 31, 2018. This decrease was mainly attributable to the decrease in market demands in the last six months.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2019 was $78,406,848, a decrease of $3,088,556, or 3.8%, from $81,495,404 for the six months ended December 31, 2018. The decrease was mainly due to the decrease in Gufeng’s and VIEs’ cost of goods sold which decreased 2.5% and 11.8% respectively.

Cost of goods sold by Jinong for the six months ended December 31, 2019 was $20,620,422, an increase of $422,368, or 2.1%, from $20,198,054 for the six months ended December 31, 2018. The increase in cost of goods was primarily due to the increase in sales volume during the last six months.

Cost of goods sold by Gufeng for the six months ended December 31, 2019 was $34,209,975, a decrease of $859,705, or 2.5%, from $35,069,680 for the six months ended December 31, 2018. This decrease was primarily due to the 3.1% decrease in net sale during the last six months.

For six months ended December 31, 2019, cost of goods sold by Yuxing was $4,162,317, a decrease of $51,412, or 1.2%, from $4,213,729 for the six months ended December 31, 2018. This decrease was mainly due to the decrease in Yuxing’s net sales during the last six months.

For six months ended December 31, 2019, cost of goods sold by VIEs was $19,414,134, a decrease of $2,599,807, or 11.8%, from $22,013,941 for the six months ended December 31, 2018. This decrease was mainly due to the decrease in VIEs’ net sales during the last six months.

Gross Profit

Total gross profit for the six months ended December 31, 2019 decreased by $6,734,133, or 23.5%, to $21,979,732, as compared to $28,713,865 for the six months ended December 31, 2018. Gross profit margin was 21.9% and 26.1% for the six months Ended December 31, 2019 and 2018, respectively.

Gross profit generated by Jinong decreased by $6,329,960, or 32.8%, to $12,955,879 for the six months ended December 31, 2019 from $19,285,839 for the six months ended December 31, 2018. Gross profit margin from Jinong’s sales was approximately 38.6% and 48.8% for the six months Ended December 31, 2019 and 2018, respectively. The decrease in gross profit margin was mainly due to the lower sales prices.

For the six months ended December 31, 2019, gross profit generated by Gufeng was $4,379,791, a decrease of $379,470, or 8.0%, from $4,759,261 for the six months ended December 31, 2018. Gross profit margin from Gufeng’s sales was approximately 11.3% and 11.9% for the six months Ended December 31, 2019 and 2018, respectively. The decrease in gross profit was mainly due to the increase in product costs and the decrease in sales prices.

For the six months ended December 31, 2019, gross profit generated by Yuxing was $838,904, an increase of $41,594, or 5.2% from $797,310 for the six months ended December 31, 2018. The gross profit margin was approximately 16.8% and 15.9% for the six months Ended December 31, 2019 and 2018, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Gross profit generated by VIEs decreased by $66,297, or 1.7%, to $3,805,158 for the six months ended December 31, 2019 from $3,871,455 for the six months ended December 31, 2018. Gross profit margin from VIE’s sales was approximately 16.4% and 15.0% for the six months Ended December 31, 2019 and 2018, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $7,487,327, or 7.5%, of net sales for the six months ended December 31, 2019, as compared to 11,489,530, or 10.4%, of net sales for the six months ended December 31, 2018, a decrease of $4,002,203 or 34.8%.

The selling expenses of Jinong for the six months ended December 31, 2019 were $6,827,383 or 20.3% of Jinong’s net sales, as compared to selling expenses of $  10,058,050 or 25.5% of Jinong’s net sales for the six months ended December 31, 2018.The selling expenses of Yuxing were $18,224 or 0.4% of Yuxing’s net sales for the six months ended December 31, 2019, as compared to $28,173 or 0.6% of Yuxing’s net sales for the six months ended December 31, 2018. The selling expenses of Gufeng were $149,884 or 0.4% of Gufeng’s net sales for the six months ended December 31, 2019, as compared to $237,627 or 0.6% of Gufeng’s net sales for the six months ended December 31, 2018.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the six months ended December 31, 2019 and 2018. All of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the six months ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $49,103,323, or 48.9% of net sales for the six months ended December 31, 2019, as compared to $2,209,728, or 2.0% of net sales for the six months ended December 31, 2018, an increase of $46,893,595, or 2122.1%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the six months ended December 31, 2019 was $161,266, as compared to $315,006 for the six months ended December 31, 2018, a decrease in expense of $153,740, or 48.8%. The decrease in total other expense resulted from the decrease in accretion expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $ (857,195) for the six months ended December 31, 2019, as compared to $1,356,998 for the six months ended December 31, 2018, a decrease of $2,214,193, or 163.2%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $(136,291) for the six months ended December 31, 2019, as compared to $993,428 for the six months ended December 31, 2018, a decrease of $1,129,719, or 113.7%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the six months Ended December 31, 2019 and 2018 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net income (loss) for the six months ended December 31, 2019 was $(34,610,918), a decrease of $49,625,525, or 330.5%, compared to $15,014,607 for the six months ended December 31, 2018. Net income as a percentage of total net sales was approximately -34.3% and 10.5% for the six months Ended December 31, 2019 and 2018, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2019, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income decreased by $12,547,097, or 163.2%, to $4,857,441 for six months ended December 31, 2019, from $7,689,656 for the six months ended December 31, 2018. The decrease was principally due to the increase in general and administrative expense.

For Gufeng, the net income decreased by $36,046,354, or 1264.1%, to $(33,194,889) for six months ended December 31, 2019 from $2,851,465 for six months ended December 31, 2018. The decrease was principally due to the increase in general and administrative expense.

For Yuxing, the net income increased $3,898,846, or 108.2%, to $295,498 for six months ended December 31, 2019 from $(3,603,348) for six months ended December 31, 2018. The decrease was mainly due to the decrease in general and administrative expense.

For the sales VIEs, the net income was $4,223,709 for period ended December 31, 2019, increased by $ 2,270,716, or 116.3%, from $1,952,993 for six months ended December 31, 2018. The increase was mainly due to the decrease in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of December 31, 2019, cash and cash equivalents were $78,706,500, an increase of $6,446,696, or 8.9%, from $72,259,804 as of June 30, 2019.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2019	2018
Net cash provided by (used in) operating activities	(2,074,331)	(27,443,062)
Net cash provided by (used in) investing activities	(50,533)	(41,067)
Net cash provided by (used in) financing activities	10,939,200	219,722
Effect of exchange rate change on cash and cash equivalents	(2,367,640)	(5,994,548)
Net increase in cash and cash equivalents	6,446,696	(33,258,955)
Cash and cash equivalents, beginning balance	72,259,804	150,805,639
Cash and cash equivalents, ending balance	$78,706,500	$117,546,683

Operating Activities

Net cash used in operating activities was $2,074,331 for the six months ended December 31, 2019, a decrease of $25,368,731, or 92.4%, from cash provided by operating activities of $27,443,062 for the six months ended December 31, 2018. The decrease was mainly due to decrease in advances to suppliers and decrease in inventories during the six months ended December 31, 2019 as compared to the same period in 2018.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2019 was $50,533, compared to cash used in investing activities of $41,067 for the six months ended December 31, 2018. The difference was due to the company had less change in construction in process during the last six months compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2019 was $10,939,200, compared to $219,722 net cash used in financing activities for the six months ended December 31, 2018, which was largely attribute to $10,252,000 proceeds from the sale of common stock for the six months ended December 31, 2019, compared to 0 in the same period last year.

As of December 31, 2019 and June 30, 2019, our loans payable were as follows:

	December 31,	June 30,
	2019	2019
Short term loans payable:	$3,877,200	$3,640,000
Total	$3,877,200	$3,640,000

Accounts Receivable

We had accounts receivable of $156,080,809 as of December 31, 2019, as compared to $145,190,160 as of June 30, 2019, an increase of $10,890,649, or 7.5%. The increase was primarily attributable to Gufeng’s accounts receivable. As of December 31, 2019, Gufeng’s accounts receivable was $91,371,408, an increase of $5,939,245, or 7.0%, compared to $85,432,163 as of June 30, 2019.

Allowance for doubtful accounts in accounts receivable as of December 31, 2019 was $27,999,039, a decrease of $5,516,371, or 16.5%, from $33,515,410 as of June 30, 2019. And the allowance for doubtful accounts as a percentage of accounts receivable was 15.2% as of December 31, 2019 and 18.8% as of June 30, 2019.

Deferred assets

We had no deferred assets as of December 31, 2019 and June 30, 2019. During the six months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of December 31, 2019.

Inventories

We had inventories of $114,448,765 as of December 31, 2019, as compared to $162,013,889 as of June 30, 2019, a decrease of $47,565,124, or 29.4%. The decrease was primarily attributable to Gufeng’s inventory. As of December 31, 2019, Gufeng’s inventory was $91,994,547, compared to $141,210,160 as of June 30, 2019, a decrease of $49,215,613, or 34.9%.

Advances to Suppliers

We had advances to suppliers of $30,944,718 as of December 31, 2019 as compared to $32,713,817 as of June 30, 2019, representing a decrease of $1,769,099, or 5.4%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $15,217,368 as of December 31, 2019 as compared to $19,004,548 as of June 30, 2019, representing a decrease of $3,787,180, or 19.9%. The decrease was primarily due to the decrease of accounts payable for VIEs. They have accounts payable of $13,460,898 as of December 31, 2019 as compared to $17,073,229 as of June 30, 2019, representing a decrease of $3,612,331, or 21.2%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $7,525,826 as of December 31, 2019 as compared to $6,514,619 as of June 30, 2019, representing an increase of $1,011,207, or 15.5%. The increase was mainly attributable to Gufeng’s $5,617,481 unearned revenue as of December 31, 2019, compared to $4,668,972 unearned revenue as of June 30, 2019, increased $948,509, or 20.3%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Cash and cash equivalents

For statement of cash flows purposes, we consider all cash on hand and in banks, certificates of deposit and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of December 31, 2019.

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

As of December 31, 2019, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2019, our accumulated other comprehensive loss was $27 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2019 and December 31, 2019, China’s currency dropped by a cumulative 1.6% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of December 31, 2019 and June 30, 2019 was $3.8 million and $3.6 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the six months ended December 31, 2019. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately six months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended December 31, 2019 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the six months ended December 31, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: February 14, 2020	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: February 14, 2020	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.