Form 10-Q
period 2020-03-31
China Green Agriculture, Inc.
filed 2020-05-15
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,350,129 shares of common stock, $0.001 par value, as of May 15, 2020.

i

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify such forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements may include, among other things, statements relating to:

●	COVID-19 on our financial condition and operations, which adversely affects our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, and the current, and uncertain future, other impacts of the COVID-19 outbreak, including its effect on operations, outlook, plans, goals, growth, reputation, cash flows, liquidity, and share price;

●	our expectations regarding the market for our products and services;

●	our expectations regarding the continued growth of our industry;

●	our beliefs regarding the competitiveness of our products;

●	our expectations regarding the expansion of our manufacturing capacity;

●	our expectations with respect to increased revenue growth and our ability to maintain profitability resulting from increases in our production volumes;

●	our future business development, results of operations and financial condition;

●	competition from other fertilizer and plant producers;

●	the loss of any member of our management team;

●	our ability to integrate acquired subsidiaries and operations into existing operations;

●	market conditions affecting our equity capital;

●	our ability to successfully implement our selective acquisition strategy;

●	changes in general economic conditions;

●	changes in accounting rules or the application of such rules;

●	any failure to comply with the periodic filing and other requirements of The New York Stock Exchange, or NYSE, for continued listing,

●	any failure to identify and remediate the material weaknesses or other deficiencies in our internal control and disclosure control over financial reporting;

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report, in their entirety and with the understanding that our actual future results may be materially different from what we expect.

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	June 30, 2019

ASSETS
Current Assets
Cash and cash equivalents	$41,311,137	$72,259,804
Accounts receivable, net	166,452,189	145,190,160
Inventories	62,234,682	162,013,889
Prepaid expenses and other current assets	3,363,721	2,776,370
Advances to suppliers, net	62,935,130	32,713,817
Total Current Assets	336,296,859	414,954,039

Plant, Property and Equipment, Net	23,595,885	26,669,938
Other Assets	259,627	267,907
Other Non-current Assets	11,387,890	13,352,645
Intangible Assets, Net	16,103,409	17,881,449
Goodwill	7,631,050	7,874,421
Total Assets	$395,274,720	$481,000,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,310,699	$19,004,548
Customer deposits	7,713,614	6,514,619
Accrued expenses and other payables	12,287,124	12,029,722
Amount due to related parties	4,209,526	3,641,945
Taxes payable	30,627,985	31,357,690
Short term loans	3,809,700	3,640,000
Interest payable	723,843	720,720
Derivative liability	-	18,162
Convertible notes payable	-	7,517,307
Total Current Liabilities	79,682,492	84,444,714

Long-term Liabilities	-	-
Total Liabilities	$79,682,492	$84,444,714

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 6,350,129 and 3,986,912 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	6,350	3,987
Additional paid-in capital	155,455,332	138,012,445
Statutory reserve	30,240,593	31,237,891
Retained earnings	163,500,883	247,122,574
Accumulated other comprehensive income	(33,610,930)	(19,821,211)
Total Stockholders’ Equity	315,592,228	396,555,686

Total Liabilities and Stockholders’ Equity	$395,274,720	$481,000,399

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Sales
Jinong	$11,266,437	$22,077,336	44,842,738	$61,561,229
Gufeng	57,094,310	67,167,427	95,684,076	106,996,368
Yuxing	2,014,987	2,817,942	7,016,208	7,828,981
VIEs - others	15,450,955	16,057,865	38,670,247	41,943,261
Net sales	85,826,689	108,120,570	186,213,269	218,329,839
Cost of goods sold
Jinong	8,193,579	11,091,419	28,814,001	31,289,473
Gufeng	50,097,056	59,475,263	84,307,031	94,544,943
Yuxing	1,847,112	2,445,246	6,009,429	6,658,975
VIEs - others	13,071,508	13,951,667	32,485,642	35,965,608
Cost of goods sold	73,209,255	86,963,595	151,616,103	168,458,999
Gross profit	12,617,434	21,156,975	34,597,166	49,870,840
Operating expenses
Selling expenses	2,273,818	6,880,994	9,761,145	18,370,524
General and administrative expenses	58,807,987	6,826,669	107,911,310	9,036,397
Total operating expenses	61,081,805	13,707,663	117,672,455	27,406,921
Income from operations	(48,464,371)	7,449,312	(83,075,289)	22,463,919
Other income (expense)
Other income (expense)	(18,558)	(101,350)	(122,012)	(327,433)
Interest income	53,943	55,168	160,829	278,509
Interest expense	(76,306)	(145,621)	(241,004)	(457,885)
Total other income (expense)	(40,921)	(191,803)	(202,187)	(506,809)
Income before income taxes	(48,505,292)	7,257,509	(83,277,476)	21,957,110
Provision for income taxes	1,717,017	2,139,610	1,341,513	5,321,671
Net income	(50,222,309)	5,117,899	(84,618,989)	16,635,439

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(6,753,216)	10,564,053	(13,789,719)	(5,895,808)
Comprehensive income (loss)	$(56,975,525)	$15,681,952	(98,408,708)	$10,739,631

Basic weighted average shares outstanding	6,143,159	3,295,579	5,371,420	3,263,751
Basic net earnings per share	$(8.18)	$1.55	(15.75)	$5.10

Diluted weighted average shares outstanding	6,143,159	3,295,579	5,371,420	3,263,751
Diluted net earnings per share	(8.18)	1.55	(15.75)	5.10

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	31,237,891	247,122,574	(19,821,211)	396,555,685

Net income					(84,618,989)		(84,618,989)

Issuance of stock for consulting services	931,000	931	10,251,069				10,252,000

Issuance of stock for convertible notes	1,372,650	1,373	6,861,877				6,863,250

Stock based compensation	59,567	60	329,940				330,000

Transfer to statutory reserve				(997,299)	997,299		-

Other comprehensive income						(13,789,719)	(13,789,719)

BALANCE, MARCH 31, 2020	6,350,129	$6,350	$155,455,332	$30,240,593	$163,500,883	$(33,610,930)	$315,592,228

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income	Equity
BALANCE, JUNE 30, 2018	3,241,413	$3,242	$129,372,690	30,947,344	235,822,726	(3,598,215)	392,547,786

Net income					16,635,439		16,635,439

Issuance of stock for consulting services	54,167	54	30,821				30,875

Stock based compensation

1 for 12 reverse stock split

Transfer to statutory reserve				248,672	(248,672)

Other comprehensive income						(5,895,808)	(5,895,808)

BALANCE, MARCH 31, 2019	3,295,580	$3,296	$129,403,511	$31,196,016	$252,209,492	$(9,494,023)	$403,318,292

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$(84,618,989)	$16,635,439
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,543,104	3,671,827
Gain (Loss) on disposal of property, plant and equipment	33,923	4,524
Provision for losses on accounts receivable	76,346,104	488,806
Amortization of debt discount	41,814	308,815
Issuance of common stock for consulting services fee	0	370,500
Change in fair value of derivative liability	(17,782)	(62,539)
Changes in operating assets
Accounts receivable	(103,436,382)	16,893,932
Amount due from related parties	-	228,635
Other current assets	(681,319)	(408,198)
Inventories	95,744,236	(78,208,217)
Advances to suppliers	(30,473,093)	(26,287,635)
Other assets	1,414,043	(481,965)
Changes in operating liabilities
Accounts payable	1,906,246	(17,053,253)
Customer deposits	1,414,707	627,242
Tax payables	(663,905)	3,183,956
Accrued expenses and other payables	744,750	1,045,892
Interest payable	25,659	207,758
Net cash provided by (used in) operating activities	(38,676,884)	(77,964,267)

Cash flows from investing activities
Purchase of plant, property, and equipment	(66,210)	(59,096)
Change in construction in process	-	16,216
Net cash provided by (used in) investing activities	(66,210)	(42,880)

Cash flows from financing activities
Proceeds from the sale of common stock	10,252,000	-
Proceeds from loans	282,200	-
Advance from related party	600,000	409,230
Repayment of loans	-	(190,536)
Net cash provided by (used in) financing activities	11,134,200	218,694

Effect of exchange rate change on cash and cash equivalents	(3,339,772)	(3,775,148)
Net increase (decrease) in cash and cash equivalents	(30,948,665)	(81,563,601)

Cash and cash equivalents, beginning balance	72,259,804	150,805,639
Cash and cash equivalents, ending balance	$41,311,138	$69,242,037

Supplement disclosure of cash flow information
Interest expense paid	$215,195	$106,307
Income taxes paid	$2,802,117	$2,137,715

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

The Company’s corporate structure as of March 31, 2020 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the Peoples Republic of China (“PRC”) and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2020 and June 30, 2019 were $41,220,912 and $72,178,448, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $90,225 and $81,356 in cash in two banks in the United States as of March 31, 2020 and June 30, 2019 respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of March 31, 2020, and June 30, 2019, the Company had accounts receivable of $166,452,189 and $145,190,160, net of allowance for doubtful accounts of $34,494,969 and $33,515,410, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. At March 31, 2020 and 2019, the Company had no reserve for obsolete goods.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2020 and 2019 respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of March 31, 2020, and June 30, 2019, the Company had customer deposits of $7,713,614 and $6,514,619, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	March 31,
	2020	2019
Net Income for Basic Earnings Per Share	$(50,222,309)	$5,117,899
Basic Weighted Average Number of Shares	6,143,159	3,295,579
Net Income Per Share – Basic	$(8.18)	$1.55
Net Income for Diluted Earnings Per Share	$(50,222,309)	$5,117,899
Diluted Weighted Average Number of Shares	6,143,159	3,295,579
Net Income Per Share – Diluted	$(8.18)	$1.55

	Nine Months Ended
	March 31,
	2020	2019
Net Income for Basic Earnings Per Share	$(83,277,476)	$16,635,439
Basic Weighted Average Number of Shares	5,371,420	3,263,751
Net Income Per Share – Basic	$(15.75)	$5.10
Net Income for Diluted Earnings Per Share	$(83,277,476)	$16,635,439
Diluted Weighted Average Number of Shares	5,371,420	3,263,751
Net Income Per Share – Diluted	$(15.75)	$5.10

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2020	2019
Raw materials	$12,933,158	$102,268,620
Supplies and packing materials	$440,790	$496,138
Work in progress	$373,931	$390,708
Finished goods	$48,486,803	$58,858,423
Total	$62,234,682	$162,013,889

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2020	2019
Building and improvements	$37,692,796	$38,877,508
Auto	3,194,958	3,391,040
Machinery and equipment	17,544,531	18,125,539
Agriculture assets	0	741,044
Total property, plant and equipment	58,432,286	61,135,130
Less: accumulated depreciation	(34,836,401)	(34,465,192)
Total	$23,595,885	$26,669,938

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2020	2019
Land use rights, net	$8,882,568	$9,341,327
Technology patent, net	2,169	3,004
Customer relationships, net	1,197,605	2,174,564
Non-compete agreement	278,296	436,634
Trademarks	5,742,771	5,925,920
Total	$16,103,409	$17,881,449

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73, 184,895 (or $10,326,389). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $147,584). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,027,927). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2020	2019
Land use rights	$11,501,900	11,868,721
Less: accumulated amortization	(2,619,331)	(2,527,394)
Total land use rights, net	$8,882,568	9,341,327

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $828,972) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,298,120) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2019, this technology patent is fully amortized.

The technology know-how consisted of the following:

	March 31,	June 30,
	2020	2019
Technology know-how	$2,131,275	$2,199,247
Less: accumulated amortization	(2,129,106)	(2,196,243)
Total technology know-how, net	$2,169	$3,004

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,171,500) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16,472,179 (or $2,324,224) and is amortized over the remaining useful life of seven to ten years.

	March 31,	June 30,
	2020	2019
Customer relationships	$11,249,847	$11,608,629
Less: accumulated amortization	(10,052,242)	(9,434,065)
Total customer relationships, net	$1,197,605	$2,174,564

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $186,252) and is amortized over the remaining useful life of five years using the straight line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6, 150,683 (or $867,861) and is amortized over the remaining useful life of five years using the straight line method.

	March 31,	June 30,
	2020	2019
Non-compete agreement	$1,151,861	$1,188,597
Less: accumulated amortization	(873,565)	(751,963)
Total non-compete agreement, net	$278,296	$436,634

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $5,742,770) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended March 31, are as follows:

Twelve Months Ended on March 31,	Expense ($)
2021	1,039,582
2022	646,908
2023	547,709
2024	436,703
2025	339,859

NOTE 6 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of March 31, 2020, the balance of other non-current assets was $13,282,157, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2020 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600 hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1.4 million as expenses for the Nine Months ended March 31, 2020.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended March 31 and thereafter are as follows:

Twelve months ending March 31,
2021	$1,894,268
2022	$1,894,268
2023	$1,894,268
2024	$1,894,268
2025 and thereafter	$5,705,087

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2020	2019
Payroll payable	$23,369	$24,891
Welfare payable	144,859	149,479
Accrued expenses	7,346,774	6,847,041
Other payables	4,653,786	4,886,202
Other levy payable	118,336	122,109
Total	$12,287,124	$12,029,722

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,598,050). For the Nine Months Ended March 31, 2020 and 2019, Yuxing has sold approximately $294,983 and $300,210 products to 900LH.com.

As of March 31, 2020, and June 30, 2019, the amount due to related parties was $4,209,526 and $3,641,945, respectively.  As of March 31, 2020, and June 30, 2019, $987,700 and $1,019,200, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

As of March 31, 2020, and June 30, 2019, the Company’s subsidiary, Jinong, owed 900LH.com $11,785 and $400,225, respectively.

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,454).

NOTE 9 – LOAN PAYABLES

As of March 31, 2020, the short-term loan payables consisted of three loans which mature on dates ranging from June 2, 2020 through June 27, 2020 with interest rates ranging from 5.22% to 6.31%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2018
1	Postal Saving Bank of China - Pinggu Branch	June 3, 2019-June 2, 2020	6.31%	2,822,000
2	Beijing Bank - Pinggu Branch	June 28, 2019-June 27, 2020	5.22%	705,500
3	Beijing Bank - Pinggu Branch	August 14, 2019-June 27, 2020	5.22%	282,200
	Total			$3,809,700

The interest expense from short-term loans was $215,241 and $250,127 for the Nine Months ended March 31, 2020 and 2019 respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,196,100) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,693,200) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

On November 15, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2019.

On February 14, 2020, the Company issued 377,650 shares of common stock at the price of $5.00 per share for the total amount of $1,888,250 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on January 1, 2017 and matured on January 1, 2020.

The Company determined that the fair value of the convertible notes payable was RMB 0 ($0) and RMB 51,629,859 ($7,284,973) as of March 31, 2020 and June 30, 2019, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders and the matured convertible notes on June, 2019, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of March 31, 2020, the accumulated amortization of this discount into accretion expenses was $1,375,606.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on March 31, 2007. Accordingly, it made provision for income taxes for the six-month period ended March 31, 2020 and 2019 of $0 and $1,007,503, respectively.  Gufeng is subject to a 25% EIT rate and thus it made provision for income taxes of $0 and $2,768,465 for the Nine Months ended March 31, 2020 and 2019, respectively.

Value-Added Tax

All of the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through March 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “Reinstatement of VAT for Fertilizer Products”, and Notice #97, “Supplementary Reinstatement of VAT for Fertilizer Products”, which restore the VAT of 13% of the gross sales price on certain fertilizer products includes non-organic fertilizer products starting from September 1, 2015, but granted taxpayers a reduced rate of 3% from September 1, 2015 through June 30, 2016.

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

Income Taxes and Related Payables

	March 31,	June 30,
	2020	2019
VAT provision	$(279,835)	$(424,535)
Income tax payable	700,574	1,550,830
Other levies	1,196,711	1,220,859
Total	$1,617,450	$2,347,154

The provision for income taxes consists of the following

	March 31,	June 30,
	2020	2019
Current tax - foreign	$1,341,513	$1,654,416
Deferred tax	-	-
Total	$1,341,513	$1,654,416

Tax Rate Reconciliation

Our effective tax rates were approximately -1.6% and 24.2% for the Nine Months ended March 31, 2020 and 2019, respectively. Substantially all of the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21% to income before income taxes for the three months Ended March 31, 2020 and 2019 for the following reasons:

March 31, 2020

	China 15% - 25%		United States 21%		Total
Pretax income (loss)	$(82,037,196)		(1,240,280)		$(83,277,476)

Expected income tax expense (benefit)	(20,509,299)	25.0%	(260,459)	21.0%	(20,769,758)
High-tech income benefits on Jinong	2,561,450	(3.1)%	-	-	2,561,450
Losses from subsidiaries in which no benefit is recognized	19,289,362	(23.5)%	-	-	19,289,362
Change in valuation allowance on deferred tax asset from US tax benefit	-		260,459	(21.0)%	260,459
Actual tax expense	$1,341,513	(1.6)%	$-	-%	$1,341,513	(1.6)%

March 31, 2019

	China		United States
	15% - 25%		34%		Total

Pretax income (loss)	$23,320,275	-	(1,363,166)	-	$21,957,109

Expected income tax expense (benefit)	5,830,069	25.0%	(286,265)	21.0%	5,543,804
High-tech income benefits on Jinong	(671,669)	(2.9)%		-	(671,669)
Losses from subsidiaries in which no benefit is recognized	163,271	0.7%		-	163,271
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	286,265	(21.0)%	286,265
Actual tax expense	$5,321,671	22.8%	$-	-%	$5,321,671	24.2%

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

As of March 31, 2020, and June 30, 2019, there were 6,350,129 and 3,986,912 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2020, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

None of the vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the nine months ended March 31, 2020.

There were three vendors, from which the Company purchased 14.2%, 13.7% and 11.8% of its raw materials for fertilizer manufacturing during the year ended March 31, 2019. Total purchase from these three vendors was amounted to $58,658,521 as March 31, 2019.

There were two customers, from which the Company sold 10.6% and 10.4% of its products during the year ended March 31, 2020. Total sales from these two customers was amounted to $33,957,707 as March 31, 2020.

No customer accounted for over 10% of the Company’s sales for the Nine Months Ended March 31, 2019.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	2020	2019	2020	2019
Revenues from unaffiliated customers:
Jinong	$11,266,437	$22,077,336	$44,842,738	$61,561,229
Gufeng	57,094,310	67,167,427	95,684,076	106,996,368
Yuxing	2,014,987	2,817,942	7,016,208	7,828,981
Sales VIEs	15,450,955	16,057,865	38,670,247	41,943,261
Consolidated	$85,826,689	$108,120,570	$186,213,269	$218,329,839

Operating income:
Jinong	$(4,567,306)	$(2,210,904)	$(10,335,081)	$6,888,634
Gufeng	(44,325,347)	7,111,832	(77,454,456)	11,214,341
Yuxing	5,003	125,839	300,952	(3,477,668)
Sales VIEs	812,350	2,821,741	5,653,582	9,201,792
Reconciling item (1)	-	-	-	-
Reconciling item (2)	(389,072)	(399,196)	(1,240,286)	(1,363,180)
Consolidated	$(48,464,372)	$7,449,312	$(83,075,289)	$22,463,919

Net income:
Jinong	$(5,388,358)	$(1,980,471)	$(10,245,799)	$5,709,185
Gufeng	(44,538,320)	5,260,432	(77,733,209)	8,111,897
Yuxing	4,204	125,259	299,702	(3,478,089)
Sales VIEs	89,265	2,111,941	4,312,975	7,668,280
Reconciling item (1)	(1)	4	6	14
Reconciling item (2)	(389,072)	(399,196)	(1,240,286)	(1,363,180)
Reconciling item (3)	(28)	(68)	(12,379)	(12,667)
Consolidated	$(50,222,309)	$5,117,901	$(84,618,989)	$16,635,441

Depreciation and Amortization:
Jinong	$190,739	$199,460	$572,587	$592,424
Gufeng	521,051	542,033	1,557,909	1,607,957
Yuxing	296,863	307,835	886,512	912,554
Sales VIEs	182,658	188,309	526,096	558,892
Consolidated	$1,172,886	$1,237,638	$3,543,104	$3,671,827

Interest expense:
Jinong	59	70,000	25,659	207,758
Gufeng	76,248	75,621	215,241	250,127
Yuxing	-	-	-	-
Sales VIEs	(87,497)	-	(164,594)	-
Consolidated	$(11,190)	$145,621	$76,306	$457,885

Capital Expenditure:
Jinong	$57	$781	$25,005	$4,273
Gufeng	698	394	698	45,998
Yuxing	268	726	25,852	8,825
Sales VIEs	14,654	-	14,654	-
Consolidated	$15,677	$1,901	$66,210	$59,096

	As of
	March 31,	June 30,
	2020	2019
Identifiable assets:
Jinong	$113,770,025	$149,166,251
Gufeng	195,938,075	253,149,321
Yuxing	35,184,546	35,900,242
Sales VIEs	49,854,815	42,269,307
Reconciling item (1)	361,138	518,158
Reconciling item (2)	166,121	(2,879)
Consolidated	$395,274,720	$481,000,399

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On July 1, 2018, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,490).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $422).

Accordingly, the Company recorded an aggregate of $35,201 and $36,794 as rent expenses from these committed property leases for the nine-month periods ended March 31, 2020 and 2019, respectively. The contingent rent expenses herein for the next five twelve-month periods ended March 31, are as follows:

Years ending March 31,
2021	$46,935
2022	46,935
2023	46,935
2024	46,935
2025	46,935

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all of the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of March 31, 2020 and June 30, 2019:

	March 31,	June 30,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$1,122,822	$818,312
Accounts receivable, net	35,209,724	29,933,837
Inventories	26,070,040	19,944,011
Other current assets	625,112	475,001
Related party receivable	0	(1,031)
Advances to suppliers	576,795	3,606,384
Total Current Assets	63,604,493	54,776,514

Plant, Property and Equipment, Net	8,738,807	9,753,039
Other assets	59,406	218,549
Intangible Assets, Net	9,527,049	10,212,668
Goodwill	3,109,606	3,208,779
Total Assets	$85,039,361	$78,169,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	18,770,058	17,250,276
Customer deposits	588,733	256,489
Accrued expenses and other payables	7,692,853	6,243,753
Amount due to related parties	42,045,369	42,680,723
Total Current Liabilities	$69,097,013	$66,431,241
Long-term Loan	-	-
Total Liabilities	$69,097,013	$66,431,241

Stockholders’ equity	15,942,348	11,738,308

Total Liabilities and Stockholders’ Equity	85,039,361	$78,169,549

	Three Months Ended March 31,
	2020	2019
Revenue	$17,465,942	$18,875,808
Expenses	17,372,472	16,638,610
Net income	$93,470	$2,237,198

	Nine Months Ended March 31,
	2020	2019
Revenue	$45,686,455	$49,772,242
Expenses	41,073,778	45,582,052
Net income	$4,612,677	$4,190,190

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

 NOTE 18 – OTHER EVENTS

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which was continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S.

Xi’an City, where our headquarters are located, is one of the most affected areas in China. The Company has been following the orders of local government and health authorities to minimize exposure risk for its employees, including the closures of its offices and having employees work remotely from January of 2020 until March of 2020. An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results.

Substantially all of our revenues are generated in China. Consequently, our results of operations were adversely and materially affected by COVID-19. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions or suspension of transportation of our products to our customers and our suppliers have been negatively affected, and could continue to be negatively affected, on their ability to supply our demands;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue;

●	we may have to provide significant sales incentives to our customers in response to the outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	the business operations of our customers and suppliers have been and could continue to be negatively impacted by the outbreak, result in loss of customers or disruption of our services, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

●	many of our customers, distributors, suppliers and other partners are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted;

●	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak, which could materially adversely affect our stock price;

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time, but our results for the third quarter and full fiscal year of 2020 may be adversely affected.

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, the Ebola virus, or other outbreaks. In response to an epidemic or other outbreaks, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. Various impacts arising from severe conditions may cause business disruption, resulting in material, adverse effects to our financial condition and results of operations.

We are taking significant measures to mitigate the financial and operational impacts of COVID-19 as well as additional actions to improve our liquidity through cost reduction and conservation measures.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 79.6% and 82.5% of our total revenues for the Nine Months Ended March 31, 2020 and 2019, respectively. The sales VIEs generated 18.0% and 14.9% of our revenues for the Nine Months Ended March 31, 2020 and 2019, respectively. Yuxing serves as a research and development base for our fertilizer products.

COVID-19 Update

The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operating businesses in February and March and will likely adversely affect nearly all of our operations in the second quarter, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the closure of our various office buildings and facilities and the long-term effect on the demand for our products and services. Accordingly, significant estimates used in the preparation of our financial statements including the evaluations of bad debts expense. More information concerning effects of COVID-19 is included in Note 18.

Fertilizer Products

As of March 31, 2020, we had developed and produced a total of 730 different fertilizer products in use, of which 145 were developed and produced by Jinong, 334 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	March 31,		Change 2019 to 2020
	2020	2019	Amount	%
	(metric tons)
Jinong	14,350	17,014	(2,664)	(15.7)%
Gufeng	167,125	190,691	(23,566)	(12.4)%
	181,475	207,705	(26,230)	(12.6)%

	Three Months Ended March 31,
	2020	2019
	(revenue per tons)
Jinong	$793	$1,324
Gufeng	341	357

	Nine Months Ended
	March 31,		Change 2019 to 2020
	2020	2019	Amount	%
	(metric tons)
Jinong	55,059	53,008	2,051	3.9%
Gufeng	285,060	305,288	(20,228)	(6.6)%
	340,118	358,296	(18,178)	(5.1)%

	Nine Months Ended March 31,
	2020	2019
	(revenue per tons)
Jinong	$817	$1,209
Gufeng	332	349

For the three months ended March 31, 2020, we sold approximately 181,475 tons of fertilizer products, as compared to 207,705 metric tons for the three months ended March 31, 2019. For the three months ended March 31, 2020, Jinong sold approximately 14,350 metric tons of fertilizer products, a decrease of 2,664 metric tons, or 15.7%, as compared to 17,014 metric tons for the three months ended March 31, 2019. For the three months ended March 31, 2020, Gufeng sold approximately 167,125 metric tons of fertilizer products, a decrease of 23,566 metric tons, or 12.4% as compared to 190,691 metric tons for the three months ended March 31, 2019.

For the Nine Months ended March 31, 2020, we sold approximately 340,118 metric tons of fertilizer products, as compared to 358,296 metric tons for the Nine Months ended March 31, 2019. For the Nine Months ended March 31, 2020, Jinong sold approximately 55,059 metric tons of fertilizer products, an increase of 2,051 metric tons, or 3.9%, as compared to 53,008 metric tons for the Nine Months ended March 31, 2019. For the Nine Months ended March 31, 2020, Gufeng sold approximately 285,060 metric tons of fertilizer products, a decrease of 20,228 metric tons, or 6.6% as compared to 305,288 metric tons for the Nine Months ended March 31, 2019.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 56.7% of our fertilizer revenue for the three months ended March 31, 2020. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were: Hebei (25.9%), Heilongjiang (10.9%), Inner Mongolia (9.0%), Liaoning (6.8%) and Shaanxi (4.1%).

As of March 31, 2020, we had a total of 1,983 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,157 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 4.9% of its fertilizer revenues for the three months ended March 31, 2020. Gufeng had 328 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 81.7% of its revenues for the three months ended March 31, 2020.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 94.1% of our agricultural products revenue for the three months ended March 31, 2020 were Shaanxi (88.3%), Shanghai (4.3%), and Shenzhen (1.4%).

Recent Developments

New Products

During the three months ended March 31, 2020, Jinong did not launch any new fertilizer product. During the three months ended March 31, 2020, Gufeng did not launch any new fertilizer products but added one new distributor.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6349,500) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $8,889,300) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended March 31, 2020 Compared to the Three Months ended March 31, 2019.

	2020	2019	Change $	Change %
Sales
Jinong	11,266,437	22,077,336	(10,810,899)	-49.0%
Gufeng	57,094,310	67,167,427	(10,073,117)	-15.0%
Yuxing	2,014,987	2,817,942	(802,955)	-28.5%
Sales VIEs	15,450,955	16,057,865	(606,910)	-3.8%
Net sales	85,826,689	108,120,570	(22,293,881)	-20.6%
Cost of goods sold
Jinong	8,193,579	11,091,419	(2,897,840)	-26.1%
Gufeng	50,097,056	59,475,263	(9,378,207)	-15.8%
Yuxing	1,847,112	2,445,246	(598,134)	-24.5%
Sales VIEs	13,071,508	13,951,667	(880,159)	-6.3%
Cost of goods sold	73,209,255	86,963,595	(13,754,340)	-15.8%
Gross profit	12,617,434	21,156,975	(8,539,541)	-40.4%
Operating expenses
Selling expenses	2,273,818	6,880,994	(4,607,176)	-67.0%
General and administrative expenses	58,807,987	6,826,669	51,981,318	761.4%
Total operating expenses	61,081,805	13,707,663	47,374,142	345.6%
Income from operations	(48,464,371)	7,449,312	(55,913,683)	-750.6%
Other income (expense)
Other income (expense)	(18,558)	(101,350)	82,792	-81.7%
Interest income	53,943	55,168	(1,225)	-2.2%
Interest expense	(76,306)	(145,621)	69,315	-47.6%
Total other income (expense)	(40,921)	(191,803)	150,882	-78.7%
Income before income taxes	(48,505,292)	7,257,509	(55,762,801)	-768.3%
Provision for income taxes	1,717,017	2,139,610	(422,593)	-19.8%
Net income	(50,222,309)	5,117,899	(55,340,208)	-1081.3%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(6,753,216)	10,564,053	(17,317,269)	-163.9%
Comprehensive income (loss)	(56,975,525)	15,681,952	(72,657,477)	-463.3%

Net Sales

Total net sales for the three months ended March 31, 2020 were $85,826,689, a decrease of $22,293,881 or 20.6%, from $108,120,570 for the three months ended March 31, 2019. This decrease was principally a result of the negative impact on sales volumes of the COVID-19 pandemic in the first quarter of 2020, especially for Jinong’s and Gufeng’s net sales.

For the three months ended March 31, 2020, Jinong’s net sales decreased $10,810,899, or 49%, to $11,266,437 from $22,077,336 for the three months ended March 31, 2019. This decrease was mainly due to the effects of COVID-19 pandemic in the last three months.

For the three months ended March 31, 2020, Gufeng’s net sales were $57,094,310, a decrease of $10,073,117, or 15.0%, from $67,167,427 for the three months ended March 31, 2019. This decrease was mainly due to the effects of COVID-19 pandemic in the last three months.

For the three months ended March 31, 2020, Yuxing’s net sales were $2,014,987, a decrease of $802,955 or 28.5%, from $2,817,942 for the three months ended March 31, 2019. The decrease was mainly due to the effects of COVID-19 pandemic in the last three months.

For the three months ended March 31, 2020, VIEs’ net sales were $15,450,955, a decrease of $606,910 or 3.8%, from $16,057,865 for the three months ended March 31, 2019. The decrease was mainly due to the effects of COVID-19 pandemic in the last three months.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2020 was $73,209,255, a decrease of $13,754,340, or 15.8%, from $86,963,595 for the three months ended March 31, 2019. The decrease was mainly due to the decrease in Gufeng’s cost of goods sold which decreased 15.8%, or $9,378,207.

Cost of goods sold by Jinong for the three months ended March 31, 2020 was $8,193,579, a decrease of $2,897,840, or 26.1%, from $11,091,419 for the three months ended March 31, 2019. The decrease in cost of goods was primarily due to the decrease in sale volume during the last three months primarily attributable to COVID-19.

Cost of goods sold by Gufeng for the three months ended March 31, 2020 was $50,097,056, a decrease of $9,378,207, or 15.8%, from $59,475,263 for the three months ended March 31, 2019. This decrease was mainly due to the decrease in Gufeng’s net sales during the last three months primarily attributable to COVID-19.

For three months ended March 31, 2020, cost of goods sold by Yuxing was $1,847,112, a decrease of $598,134, or 24.5%, from $2,445,246 for the three months ended March 31, 2019. This decrease was mainly due to the decrease in Yuxing’s net sales during the last three months primarily attributable to COVID-19.

Gross Profit

Total gross profit for the three months ended March 31, 2020 decreased by $8,539,541, or 40.4%, to $12,617,434, as compared to $21,156,975 for the three months ended March 31, 2019. Gross profit margin was 14.7% and 19.6% for the three Months Ended March 31, 2020 and 2019, respectively.

Gross profit generated by Jinong decreased by $7,913,059, or 72.0%, to $3,072,858 for the three months ended March 31, 2020 from $10,985,917 for the three months ended March 31, 2019. Gross profit margin from Jinong’s sales was approximately 27.3% and 49.8% for the three Months Ended March 31, 2020 and 2019, respectively. The decrease in gross profit margin was mainly due to the lower sales prices.

For the three months ended March 31, 2020, gross profit generated by Gufeng was $6,997,254, a decrease of $694,910, or 9.0%, from $7,692,164 for the three months ended March 31, 2019. Gross profit margin from Gufeng’s sales was approximately 12.3% and 11.5% for the three Months Ended March 31, 2020 and 2019, respectively. The decrease in gross profit was mainly due to the decrease in Gufeng’s net sales during the last three months.

For the three months ended March 31, 2020, gross profit generated by Yuxing was $167,875, a decrease of $204,821, or 55% from $372,696 for the three months ended March 31, 2019. The gross profit margin was approximately 8.3% and 13.2% for the three months Ended March 31, 2020 and 2019, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs. The increased production costs were due to manufacturing inefficiencies primarily attributable to COVID-19.

Gross profit generated by VIEs increased by $273,249, or 13.0%, to $2,379,447 for the three months ended March 31, 2020 from $2,106,198 for the three months ended March 31, 2019. Gross profit margin from VIE’s sales was approximately 15.4% and 13.1% for the three months Ended March 31, 2020 and 2019, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $2,273,818, or 2.6%, of net sales for the three months ended March 31, 2020, as compared to $6,880,994, or 6.4%, of net sales for the three months ended March 31, 2019, a decrease of $4,607,176, or 67.0%.

The selling expenses of Jinong for the three months ended March 31, 2020 were $1,899,000 or 16.9% of Jinong’s net sales, as compared to selling expenses of $6,480,278, or 29.4% of Jinong’s net sales for the three months ended March 31, 2019.The selling expenses of Yuxing were $11,235 or 0.6% of Yuxing’s net sales for the three months ended March 31, 2020, as compared to $14,779, or 0.5% of Yuxing’s net sales for the three months ended March 31, 2019. The selling expenses of Gufeng were $67,190 or 0.1% of Gufeng’s net sales for the three months ended March 31, 2020, as compared to $46,228, or 0.1% of Gufeng’s net sales for the three months ended March 31, 2019.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the three months ended March 31, 2020 and 2019. All of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the three months ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $58,807,987, or 68.5% of net sales for the three months ended March 31, 2020, as compared to $6,826,669, or 6.3% of net sales for the three months ended March 31, 2019, an increase of $51,981,318, or 761.4%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended March 31, 2020 was $18,558, as compared to $101,350 for the three months ended March 31, 2019, a decrease in expense of $82,792, or 81.7%. The decrease in total other expense mainly resulted from the decrease in accretion expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $0 for the three months ended March 31, 2020, as compared to $0 for the three months ended March 31, 2019.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $0 for the three months ended March 31, 2020, as compared to $1,775,037 for the three months ended March 31, 2019, a decrease of $1,775,037, or 100.0%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the three months Ended March 31, 2020 and 2019 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net income (loss) for the three months ended March 31, 2020 was $(50,222,309), a decrease of $55,340,208, or 1081.3%, compared to $5,117,899 for the three months ended March 31, 2019. Net income as a percentage of total net sales was approximately -58.5% and 4.7% for the three months Ended March 31, 2020 and 2019, respectively.

 Nine Months ended March 31, 2020 Compared to the Nine Months ended March 31, 2019.

	2020	2019	Change $	Change %
Sales
Jinong	44,842,738	61,561,229	(16,718,491)	-27.2%
Gufeng	95,684,076	106,996,368	(11,312,292)	-10.6%
Yuxing	7,016,208	7,828,981	(812,773)	-10.4%
Sales VIEs	38,670,247	41,943,261	(3,273,014)	-7.8%
Net sales	186,213,269	218,329,839	(32,116,570)	-14.7%
Cost of goods sold
Jinong	28,814,001	31,289,473	(2,475,472)	-7.9%
Gufeng	84,307,031	94,544,943	(10,237,912)	-10.8%
Yuxing	6,009,429	6,658,975	(649,546)	-9.8%
Sales VIEs	32,485,642	35,965,608	(3,479,966)	-9.7%
Cost of goods sold	151,616,103	168,458,999	(16,842,896)	-10.0%
Gross profit	34,597,166	49,870,840	(15,273,674)	-30.6%
Operating expenses
Selling expenses	9,761,145	18,370,524	(8,609,379)	-46.9%
General and administrative expenses	107,911,310	9,036,397	98,874,913	1094.2%
Total operating expenses	117,672,455	27,406,921	90,265,534	329.4%
Income from operations	(83,075,289)	22,463,919	(105,539,208)	-469.8%
Other income (expense)
Other income (expense)	(122,012)	(327,433)	205,421	-62.7%
Interest income	160,829	278,509	(117,680)	-42.3%
Interest expense	(241,004)	(457,885)	216,881	-47.4%
Total other income (expense)	(202,187)	(506,809)	304,622	-60.1%
Income before income taxes	(83,277,476)	21,957,110	(105,234,586)	-479.3%
Provision for income taxes	1,341,513	5,321,671	(3,980,158)	-74.8%
Net income	(84,618,989)	16,635,439	(101,254,428)	-608.7%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(13,789,719)	(5,895,808)	(7,893,911)	133.9%
Comprehensive income (loss)	(98,408,708)	10,739,631	(109,148,339)	-1016.3%

Net Sales

Total net sales for the Nine Months ended March 31, 2020 were $186,213,269 a decrease of $32,116,570 or 14.7%, from $218,329,839 for the Nine Months ended March 31, 2019. This decrease was principally a result of the negative impact on sales volumes of the COVID-19 pandemic in the first quarter of 2020, especially for Jinong’s and Gufeng’s net sales.

For the Nine Months ended March 31, 2020, Jinong’s net sales decreased $16,718,491, or 27.2%, to $44,842,738 from $61,561,229 for the Nine Months ended March 31, 2019. This decrease was mainly due to the effects of COVID-19 pandemic in the last three months.

For the Nine Months ended March 31, 2020, Gufeng’s net sales were $95,684,076, a decrease of $11,312,292, or 10.6%, from $106,996,368 for the Nine Months ended March 31, 2019. This decrease was mainly due to the effects of COVID-19 pandemic in the last three months.

For the Nine Months ended March 31, 2020, Yuxing’s net sales were $7,016,208, a decrease of $812,773 or 10.4%, from $7,828,981 for the Nine Months ended March 31, 2019. This decrease was mainly due to the effects of COVID-19 pandemic in the last three months.

For the Nine Months ended March 31, 2020, VIEs’ net sales were $38,670,247, a decrease of $3,273,014, or 7.8%, from $41,943,261 for the Nine Months ended March 31, 2019. This decrease was mainly due to the effects of COVID-19 pandemic in the last three months.

Cost of Goods Sold

Total cost of goods sold for the Nine Months ended March 31, 2020 was $151,616,103, a decrease of $16,842,896, or 10.0%, from $168,458,999 for the Nine Months ended March 31, 2019. The decrease was mainly due to the decrease in Gufeng’s and VIEs’ cost of goods sold which decreased 10.8% and 9.7% respectively.

Cost of goods sold by Jinong for the Nine Months ended March 31, 2020 was $28,814,001, a decrease of $2,475,472, or 7.9%, from $31,289,473 for the Nine Months ended March 31, 2019. The decrease in cost of goods was primarily due to the decrease in sales volume during the last Nine Months primarily attributable to COVID-19.

Cost of goods sold by Gufeng for the Nine Months ended March 31, 2020 was $84,307,031, a decrease of $10,237,912, or 10.8%, from $94,544,943 for the Nine Months ended March 31, 2019. This decrease was primarily due to the 10.6% decrease in net sale during the last Nine Months primarily attributable to COVID-19.

For Nine Months ended March 31, 2020, cost of goods sold by Yuxing was $6,009,429, a decrease of $649,546, or 9.8%, from $6,658,975 for the Nine Months ended March 31, 2019. This decrease was mainly due to the decrease in Yuxing’s net sales during the last Nine Months primarily attributable to COVID-19.

For Nine Months ended March 31, 2020, cost of goods sold by VIEs was $32,485,642, a decrease of $3,479,966, or 9.7%, from $35,965,608 for the Nine Months ended March 31, 2019. This decrease was mainly due to the decrease in VIEs’ net sales during the last Nine Months primarily attributable to COVID-19.

Gross Profit

Total gross profit for the Nine Months ended March 31, 2020 decreased by $15,273,674, or 30.6%, to $34,597,166, as compared to $49,870,840 for the Nine Months ended March 31, 2019. Gross profit margin was 18.6% and 22.8% for the Nine Months Ended March 31, 2020 and 2019, respectively.

Gross profit generated by Jinong decreased by $14,243,019, or 47.1%, to $16,028,737 for the Nine Months ended March 31, 2020 from $30,271,756 for the Nine Months ended March 31, 2019. Gross profit margin from Jinong’s sales was approximately 35.7% and 49.2% for the Nine Months Ended March 31, 2020 and 2019, respectively. The decrease in gross profit margin was mainly due to the lower sales prices.

For the Nine Months ended March 31, 2020, gross profit generated by Gufeng was $11,377,045, a decrease of $1,074,380, or 8.6%, from $12,451,425 for the Nine Months ended March 31, 2019. Gross profit margin from Gufeng’s sales was approximately 11.9% and 11.6% for the Nine Months Ended March 31, 2020 and 2019, respectively. The decrease in gross profit was mainly due to the decrease in net sales.

For the Nine Months ended March 31, 2020, gross profit generated by Yuxing was $1,006,779, a decrease of $163,227, or 14.0% from $1,170,006 for the Nine Months ended March 31, 2019. The gross profit margin was approximately 14.3% and 14.9% for the Nine Months Ended March 31, 2020 and 2019, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Gross profit generated by VIEs increased by $206,952, or 3.5%, to $6,184,605 for the Nine Months ended March 31, 2020 from $5,977,653 for the Nine Months ended March 31, 2019. Gross profit margin from VIE’s sales was approximately 16.0% and 14.3% for the Nine Months Ended March 31, 2020 and 2019, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $9,761,145, or 5.2%, of net sales for the Nine Months ended March 31, 2020, as compared to $18,370,524, or 8.4%, of net sales for the Nine Months ended March 31, 2019, a decrease of $8,609,379 or 46.9%.

The selling expenses of Jinong for the Nine Months ended March 31, 2020 were $8,726,383 or 19.5% of Jinong’s net sales, as compared to selling expenses of $16,538,328, or 26.9% of Jinong’s net sales for the Nine Months ended March 31, 2019. The selling expenses of Yuxing were $29,459 or 0.4% of Yuxing’s net sales for the Nine Months ended March 31, 2020, as compared to $42,952 or 0.5% of Yuxing’s net sales for the Nine Months ended March 31, 2019. The selling expenses of Gufeng were $217,074 or 0.2% of Gufeng’s net sales for the Nine Months ended March 31, 2020, as compared to $331,949 or 0.3% of Gufeng’s net sales for the Nine Months ended March 31, 2019.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the Nine Months ended March 31, 2020 and 2019. All of the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the Nine Months ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $107,911,310, or 58.0% of net sales for the Nine Months ended March 31, 2020, as compared to $9,036,397, or 4.1% of net sales for the Nine Months ended March 31, 2019, an increase of $98,874,913, or 1094.2%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the Nine Months ended March 31, 2020 was $122,012, as compared to $327,433 for the Nine Months ended March 31, 2019, a decrease in expense of $205,421, or 62.7%. The decrease in total other expense resulted from the decrease in accretion expenses.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $0 for the Nine Months ended March 31, 2020, as compared to $ 1,007,503 for the Nine Months ended March 31, 2019, a decrease of 1,007,503, or 100.0%.

Gufeng is subject to a tax rate of 25%, incurred income tax expenses of $0 for the Nine Months ended March 31, 2020, as compared to $2,768,465 for the Nine Months ended March 31, 2019, a decrease of $2,768,465, or 100.0%, which was primarily due to Gufeng’s decreased net income.

Yuxing has no income tax for the Nine Months Ended March 31, 2020 and 2019 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net income (loss) for the Nine Months ended March 31, 2020 was $(84,618,989), a decrease of $101,254,428, or 608.7%, compared to $16,635,439 for the Nine Months ended March 31, 2019. Net income as a percentage of total net sales was approximately -45.4% and 7.6% for the Nine Months Ended March 31, 2020 and 2019, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2020, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income decreased by $15,954,984, or 279.5%, to $(10,245,799) for Nine Months ended March 31, 2020, from $5,709,185 for the Nine Months ended March 31, 2019. The decrease was principally due to the increase in general and administrative expense.

For Gufeng, the net income decreased by $85,845,106, or 1058.3%, to $(77,733,209) for Nine Months ended March 31, 2020 from $8,111,897 for Nine Months ended March 31, 2019. The decrease was principally due to the increase in general and administrative expense.

For Yuxing, the net income decreased $3,178,387, or 91.4%, to $299,702 for Nine Months ended March 31, 2020 from $3,478,089 for Nine Months ended March 31, 2019. The decrease was mainly due to the increase in general and administrative expense.

For the sales VIEs, the net income was $4,312,973 for period ended March 31, 2020, decreased by $3,355,307, or 43.8%, from $7,668,280 for Nine Months ended March 31, 2019. The decrease was mainly due to the increase in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of March 31, 2020, cash and cash equivalents were $41,311,137, a decrease of $30,948,666, or 42.8%, from $72,259,804 as of June 30, 2019.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2020	2019
Net cash provided by (used in) operating activities	(38,676,884)	(77,964,267)
Net cash provided by (used in) investing activities	(66,210)	(42,880)
Net cash provided by (used in) financing activities	11,134,200	218,694
Effect of exchange rate change on cash and cash equivalents	(3,339,772)	(3,775,148)
Net increase (decrease) in cash and cash equivalents	(30,948,665)	(81,563,601)
Cash and cash equivalents, beginning balance	72,259,804	150,805,639
Cash and cash equivalents, ending balance	$41,311,138	$69,242,037

Operating Activities

Net cash used in operating activities was $38,676,884 for the Nine Months ended March 31, 2020, a decrease of $39,287,383, or 50.4%, from cash provided by operating activities of $77,964,267 for the Nine Months ended March 31, 2019. The decrease was mainly due to decrease in inventories during the Nine Months ended March 31, 2020 as compared to the same period in 2019.

Investing Activities

Net cash used in investing activities for the Nine Months ended March 31, 2020 was $66,210, compared to cash used in investing activities of $42,880 for the Nine Months ended March 31, 2019. The difference was due to the company had less change in construction in process during the last Nine Months compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the Nine Months ended March 31, 2020 was $11,134,200, compared to $218,694 net cash used in financing activities for the Nine Months ended March 31, 2019, which was largely attribute to $10,252,000 proceeds from the sale of common stock for the Nine Months ended March 31, 2020, compared to 0 in the same period last year.

As of March 31, 2020, and June 30, 2019, our loans payable was as follows:

	March 31,	June 30,
	2020	2019
Short term loans payable:	$3,809,700	$3,640,000
Total	$3,809,700	$3,640,000

Accounts Receivable

We had accounts receivable of $166,452,189 as of March 31, 2020, as compared to $145,190,160 as of June 30, 2019, an increase of $21,262,029, or 14.6%. The increase was primarily attributable to Gufeng’s accounts receivable. As of March 31, 2020, Gufeng’s accounts receivable was $101,718,824, an increase of $16,286,661, or 19.1%, compared to $85,432,163 as of June 30, 2019.

Allowance for doubtful accounts in accounts receivable as of March 31, 2020 was $34,494,969, an increase of $979,559, or 2.9%, from $33,515,410 as of June 30, 2019. The increase in allowance for doubtful accounts was primarily related to COVID-19. And the allowance for doubtful accounts as a percentage of accounts receivable was 17.2% as of March 31, 2020 and 18.8% as of June 30, 2019.

Deferred assets

We had no deferred assets as of March 31, 2020 and June 30, 2019. During the Nine Months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of March 31, 2020.

Inventories

We had inventories of $62,234,682 as of March 31, 2020, as compared to $162,013,889 as of June 30, 2019, a decrease of $99,779,207, or 61.6%. The decrease was primarily attributable to Gufeng’s inventory. As of March 31, 2020, Gufeng’s inventory was $35,385,274, compared to $141,210,160 as of June 30, 2019, a decrease of $105,824,886, or 74.9%.

Advances to Suppliers

We had advances to suppliers of $62,935,130 as of March 31, 2020 as compared to $32,713,817 as of June 30, 2019, representing an increase of $30,221,313, or 92.4%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $20,310,699 as of March 31, 2020 as compared to $19,004,548 as of June 30, 2019, representing an increase of $1,306,151, or 6.9%. The increase was primarily due to the increase of accounts payable for VIEs. They have accounts payable of $18,669,353 as of March 31, 2020 as compared to $17,073,229 as of June 30, 2019, representing an increase of $1,596,124, or 9.3%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $7,713,614 as of March 31, 2020 as compared to $6,514,619 as of June 30, 2019, representing an increase of $1,198,995, or 18.4%. The increase was mainly attributable to Gufeng’s $5,668,824 unearned revenue as of March 31, 2020, compared to $4,668,972 unearned revenue as of June 30, 2019, increased $999,852, or 21.4%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates due to the risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of novel strain of the coronavirus (“COVID-19”).

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of March 31, 2020.

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

As of March 31, 2020, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2020, our accumulated other comprehensive loss was $33 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2019 and March 31, 2020, China’s currency dropped by a cumulative 3.3% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of March 31, 2020 and June 30, 2019 was $3.8 million and $3.6 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the Nine Months ended March 31, 2020. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately three Months.

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

Epidemics, pandemics or other outbreaks Risk

The outbreak of COVID-19 has adversely affected, and in the future it or other epidemics, pandemics or outbreaks may adversely affect, our operations. This is or may be due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our products and services, and credit losses when customers and other counterparties fail to satisfy their obligations to us. We share most of these risks with all businesses.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 may cause a global recession, which would have a further adverse impact on our financial condition and operations, and this impact could exist for an extensive period of time.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products.

Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure. To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described above.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended March 31, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the Nine Months ended March 31, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: May 15, 2020	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 15, 2020	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.