Form 10-K
period 2020-06-30
China Green Agriculture, Inc.
filed 2020-12-07
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,842,391 as of December 31, 2019, based on the closing price $2.82 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on December 4, 2020, was 6,350,129.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2020

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

Fertilizer production is our core business and we generated approximately $200,185,739, $237,212,740, and $210,706,415, or 80.3%, 80.6%, and 73.1% of our total revenues for the years ended June 30, 2020, 2019 and 2018, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2020.

As of June 30, 2020, we sold our products through a network of 1,823 regional distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 49.1% of our fertilizer revenues for the fiscal year ended June 30, 2020.

As of June 30, 2020, we have developed 730 different fertilizer products. We conduct our research and development activities through Yuxing, one of Jinong’s VIEs, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

During the fiscal years ended June 30, 2020, 2019, and 2018, our revenues were $249,243,496, $294,320,803, and $287,053,530, respectively; our net income (loss) for these periods was $(134,689,311), $11,590,395, and $(6,931,225), respectively.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof (but excluding any claims or encumbrances), and the operations and management of its business to Jinong, in exchange for an aggregate amount of RMB45,000,000 (approximately $6,367,500), to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB63,000,000 (approximately $8,914,500), with an annual fixed compound interest rate of 3% and a term of three years.

The SAA contains representations and warranties by both Jinong and the shareholders of the Targets, including:

Should the shareholders of the Targets fail to satisfy the conditions listed in the exhibit to the SAA, i.e., the entry into the VIE Agreements, or breach of any the representations or warranties in the SAA, other than the direct and consequential damages that may cause to Jinong, they are to pay RMB100,000 (approximately $14,150) as liquidated damages.

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

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered strategic acquisition agreements and a series of contractual agreements with the shareholders of the following six companies that are organized under the laws of the PRC and would be deemed as our VIEs: Shaanxi Lishijie Agrochemical Co., Ltd., Songyuan Jinyangguang Sannong Service Co., Ltd., Shenqiu County Zhenbai Agriculture Co., Ltd., Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd., Aksu Xindeguo Agricultural Materials Co., Ltd., and Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd.

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

On the one hand, government’s support to agricultural production includes intensive agricultural investment, subsidies and minimum purchasing price increases for farm products. China has seen another bumper year of grain production, while increased fertilizer consumption remains highly uncertain. The country has achieved consecutive years of rising grain harvests since the founding of the People’s Republic of China in 1949. As the concentration of the fertilizer industry is steadily improving, the influence on market from key enterprises have increased, which appeared to help to ease the weakened market volatility. On the other hand, the current oversupply problem is difficult to relieve. Mechanisms of price reform for raw materials (such as coal, natural gas, sulfur phosphate ore, etc.) are accelerating, which caused pressure on production costs. A stricter export tariff policy is expected to last indefinitely, and the external economic situation may limit the operation and expansion of fertilizer enterprises in international markets.

The interaction of the above factors complicated the situation in fertilizer markets since 2017. The overall growth rate of this industry has continually slowed down, and the market has fluctuated violently. The transformation for China’s fertilizer industry from quantitative growth pattern to qualitative growth pattern is irreversible. The centralization of production, high-end oriented product, service-oriented marketing and market-oriented raw materials dominated the developments in the fertilizer market.

Additionally, government support for the agriculture industry in China can act as an additional boost to the fertilizer industry in China. However, we anticipate organic fertilizers will become an emerging segment in the coming years, given the additional subsidies for farming, elimination of certain land taxes, and land reform initiatives to be implemented by the PRC government to promote the growing of organic produce. We believe the demand for fertilizer will continue to grow because of increase in food demand, decrease in arable land and reduction of crop yields. The demand for fertilizers nationwide is continuously expected to increase by millions of tons of nutrient, with an expected compound annual growth rate of 7.7% from 2016 to 2022.

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

In addition, heavy use of chemical fertilizers can create “fertilizer burn,” the over-fertilization of a single nutrient such as nitrogen, which can dry roots and suspend crop growth due to the upset of balance in compound salts and soil acidification. Another drawback caused by chemical fertilizers is that soil is easily depleted by irrigation, rainfall and flooding. In addition, the production of chemical fertilizers consumes a great deal of natural resources. For example, the production of synthetic ammonia, a common chemical fertilizer, comprises about 5% of the world’s natural gas consumption.

Organic fertilizers, on the other hand, improve the biodiversity and long-term productivity of soil. Organic nutrients increase the abundance of soil organisms by providing organic micronutrients. Unlike chemical fertilizers, organic fertilizer nutrients are diluted with better solubility. It requires less application on soil to reach the same result as of chemical fertilizers, which maintains soil fertility and avoid the runoff caused by components like soluble nitrogen and phosphorus. However, the composition of organic fertilizer is more complex and costly than chemical products. As an alternative to pure chemical fertilizer use, farmers can also use inorganic fertilizer supplemented with a small portion of organic fertilizers.

Since the 1980s, China has intensified the use of chemical fertilizers to increase crop yields. While the increase in crop yield slowed down in recent years, the overuse of chemical fertilizers also caused many environmental issues ranging from water pollution to soil damage. As a result, the PRC government has been promoting the use of environmentally friendly green fertilizers, such as humic acid-based organic compound fertilizers and mixed organic-inorganic compound fertilizers, because they provide crops with incremental yield by adding various nutrients essential to soil. Although being relatively new to farmers, the demand for these green fertilizers is increasing and we expect this trend to continue in the coming years. Although we expanded business among other Asian and Southeast Asian countries, the PRC remained our principal market for organic compound fertilizers and related agricultural products.

The “Green Food” Industry in the PRC

The rise of the PRC industry for food free from pollutants or harmful chemicals, or “green food,” raises the demand for organic fertilizers. “Green Food,” the certificate for agricultural products promoted by the Chinese Government, is positioned between ordinary agricultural food from common farming practice and organic food and has two levels: “AA Green Food” and “A Green Food”. The “AA Green Food” standard indicates products that are equal to those of organic agriculture. Since the market for organic agricultural products in China has huge potential, it is forecasted that the increase of organic agricultural products consumption in China will exceed that of the average organic agricultural products consumption in the world in the next few years. The market for Chinese organic agricultural products reached USD 5 billion in 2015, with an incremental 20 percent increase year over year during the following years.

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

Crops grown with the use of our products are qualified for the “AA Green Food” certificate. As noted above, the “AA” rating indicates that the crops contain minimal chemical residue from fertilizers. Although our products are not qualified for the “AA Green Food” certificate, they are (except for the products from Gufeng) certified as “Green Food Production Material” by the CGFDC.

According to the statistics from the CGFDC, China’s annual output of green food reached 15 million tons in 2008. However, the domestic consumption level remains relatively low, comprising approximately 3% of the market share of food commodities. The low consumption level is primarily due to: (i) small scale of production of green food; (ii) lack of consumer awareness of green food and (iii) the presence of counterfeit green food products that adversely affect consumers’ perception of green food.

As described by the CGFDC, the development strategies for China’s green food industry are as follows: first, maintain high quality standards and focus on developing key products; second, promote and facilitate the industrialization of green food; third, implement an integrated development strategy emphasizing producers, production base and farmers; fourth, accelerate the pace of development with the aid of the government; and fifth, to carry out an international development strategy aimed at promoting exports.

According to the Investment and Forecast Report on China Green Food Industry 2012-2016 by Research in China, a Chinese market research company, the green food industry is a high growth industry with significant investment potential. According to the report, leading green food producers will experience huge growth when they achieve national and provincial agricultural industrialization with the support of favorable government policies and tax incentives.

Growth Strategy

We believe that our increased production capacity and our research and development capability, along with the new sales segment, positions us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 730 products. In the future, we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

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

☐ Develop new advanced highly efficient fertilizers. The new fertilizer products represented by slow controlled-release fertilizer, microbial fertilizer and others, are developed rapidly with high market expansion. Gufeng has signed a cooperation agreement with Anhui Diyuan Biological Technology Co., LTD (“Anhui Diyuan”) to produce the “Tianjuyuan” controlled-release fertilizer. The objective is to provide Gufeng with fertilizer agent supplied by Anhui Diyuan to improve the control release effectiveness when producing controlled-release compound fertilizers. In the agreement, Chinese Academy of Sciences (“CAS”) and Anhui Diyuan authorized Gufeng to refer to CAS and Anhui Diyuan’s name in marketing related fertilizer products. We expect that Gufeng’s controlled-release compound fertilizer will have an advantageous position in the market.

☐ Develop proprietary sales segment. Our business started and was rooted in fertilizer production. Since 2016, we added a new business segment, the sales of fertilizer and other agriculture material products, to the existing manufacturing segments. We believe adding this sales segment will be beneficial to our manufacturing segments: this sales segment can provide supplemental revenue and earnings by covering more market areas, and selling more products produced by other manufacturers in addition to our own products. In the downstream of fertilizer value lines, a sales segment can offset the impact on profitability when the demand for our produced fertilizer is softened; it also can mitigate the counterparty risk for manufacturers when the creditworthiness of a manufacturer’s distributor is weakened. Thus, a sales segment is a natural hedge to manufacturing segments, as it improves product portfolio, customer base, and capital structure. We had been developing the sales segment mainly by acquiring the control of eight established VIE sales ventures to build this new segment rapidly.

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 730 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale. In our sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by us or by other manufacturers.

Fertilizer Products

Fertilizer manufacturing is our core business, which accounts for approximately 80.3% of total revenues. The self-manufactured fertilizers are produced and sold through Jinong, Gufeng, and sales VIEs. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredients essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilizing soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

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

The pure humic acid used in our fertilizers is distilled and extracted from weathered coal by way of alkaline digestion and acid recrystallization. Our Jinong fertilizers are principally used as a foliar fertilizer (a liquid, water soluble fertilizer applied to a plant’s foliage by a fine spray, so the plant absorbs the nutrients through its leaves), through spraying directly on soil or injecting into the irrigation systems. Benefits of using our products are to stimulate the growth and yield of plants, protecting them from drought, disease and temperature damages while improving soil structure and fertility.

Gufeng and Tianjuyuan produce compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer. Gufeng sells its products under four brands: “KEBA”, “Mei Er An”, “Huang Cheng Gen” and “SPR HOP,” which are all registered trademarks in the PRC. Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” which are both PRC registered trademarks.

We have a multi-tiered product line of 730 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2020, 2019, and 2018, we recorded $200,185,739, $237,212,740, and $210,706,415, respectively, in gross revenues from sales of our fertilizer products, representing 80.3%, 80.6%, and 73.1% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 334 fertilizer products. 51.1% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 48.9% from compound fertilizer for the fiscal year ended June 30, 2020.

Agricultural Products

Our subsidiary, Yuxing, one of Jinong’s VIEs, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2020, 2019 and 2018, were $9,227,113, $10,101,051, and $10,485,030, respectively, representing 3.7%, 3.4%, and 3.7% of our total revenues, respectively.

Yuxing was originally established to be the research and development base for humic acid fertilizers produced by Jinong. By simulating the growing conditions and cycles of various plants, such as flowers, vegetables and seedlings, Yuxing regularly conducts experimental testing to enhance the efficacy of our new fertilizers.

Sales Products

Our sales segment, consisting of seven sales VIEs we acquired control of since 2016, procure various agriculture materials that farmers need, such as, fertilizers, pesticides, seeds, mulches, and soil conditioners etc., from different manufacturers and wholesalers. In turn, they sell these materials to their customers: farmers, distributors, and other parties. The gross revenues from the sales segment for the fiscal years ended June 30, 2020 were $63,390,760, representing 25.4% of our total revenues.

Fertilizer Manufacturing Process

Our production lines employ scientifically-designed production procedures and strict quality control systems to ensure high quality in our products. These production lines are fully automated and operated by a central control system with minimal manual input by technicians. The machinery and vats for the line are supplied by a local medical machinery manufacturer and the automatic control systems were developed by us. Our access management system protects the proprietary ingredient mixes from any unauthorized use at all time. Our computer server is connected to the electronic scales on each of the material input bins to ensure that the exact quantity of each element or ingredient is delivered correctly, thus maintaining product quality and reduce waste. Our production line producing liquid fertilizer and powered fertilizer is centrally controlled by a wireless panoramic audio and video monitoring system that allows connectivity with mobile terminals such as cell phones.

In Jinong, we operate a 6,495 square meters (69,911 square feet) facility that manufactures liquid fertilizer products and a 13,803-square meter (148,576 square feet) facility that produces liquid and highly concentrated (powdered) fertilizers. Jinong’s total annual production capacity at these facilities is 55,000 metric tons.

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

We produced and sold a total of approximately 428,629 metric tons of fertilizer products during the fiscal year ended June 30, 2020.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as a key raw material because it is abundant and economical for production. We have been sourcing the humic acid from different regions including Shaanxi and Shanxi provinces, and Inner Mongolia Autonomous Region.

In addition to weathered coal, we use approximately 50 different components in our production process, including elements such as sodium, calcium, zinc, iron and potassium, all of which can be readily obtained from local markets. We utilize spectral analysis technology to select raw materials with the best quality, and we have specially-trained buyers to ensure the consistency of raw materials procured.

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

Inventory

For our fertilizer products, our efficient production methods allow us to maintain appropriate inventory levels, which keep inventory costs reasonable. We purchase raw materials and packaging materials based on demands and business forecasts. Products, in various formulas and different batches, with customized volumes, are shipped to distributors and users after production in response to orders we receive.

For our agricultural products, we maintain corresponding inventory to both the anticipated demand from customers and other needs, as we often use certain agricultural products to serve our product testing base for research and development purposes.

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2020, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 41.1% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2020, Gufeng experienced seasonal variation. 67.7% of Gufeng’s annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring).

The purchase of its raw material, basic fertilizers, is affected by the supply and demand in the fertilizer market with seasonality. Over non-peak sales season, when the raw material price is low and economical, Gufeng may choose to place larger orders for raw materials as its export business offsets the seasonality when exports are made to southern Asia, such as India, where the selling season corresponds to the non-peak season in China.

The peak selling season for our agricultural products is from October until March, namely our second fiscal quarter (fall) and the third fiscal quarter (winter). This is primarily due to the strong demand for high-end fruits and decorative flowers during the holiday seasons.

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2020, the following five PRC provinces collectively accounted for 71.9% of our fertilizer manufacturing revenue: Hebei (35.7%), Heilongjiang (12.9%), Liaoning (10.7%), Inner Mongolia (9.8%) and Shaanxi (2.8%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.1% of our total fertilizer revenues in fiscal 2020.

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

Although we utilize television advertisements and mass media, most of our marketing efforts are conducted through joint activities with distributors. Our sales and marketing staff works with and trains distributors and retail clients through lectures and interactive meetings. We emphasize the technological components of our products to end-users to help them understand the differences in products and how to effectively use them. Word-of-mouth advertising and sample trials of new products in new areas are also essential components of our marketing efforts. In addition, we have established nationwide telephone hotlines to answer questions and have constructed an SMS text message platform to allow real-time interaction with customers.

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2020, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Organic/Inorganic Compound Fertilizer (humic acid) NPK46%	162,910	58,613,172	29.3%
2	Compound Fertilizer NPK40%	168,835	54,009,670	27.0%
3	Jinong FHF Fertilizer (humic acid)	46,076	9,040,780	4.5%
4	Jinong Guangpu Fertilizer (humic acid)	977	2,756,754	1.4%
5	Jinong HXSGJ Fertilizer (humic acid)	2,006	2,344,011	1.2%

COVID-19 Update

In the fiscal year 2020, the novel coronavirus (“COVID-19”) spread rapidly across the world in the first half year of 2020 and was declared a pandemic by the World Health Organization. The COVID-19 pandemic impacted our business operations, including our employees, customers, partners, and communities. The government and private sector responses to contain its spread began to significantly affect our operating businesses in February and March and adversely affected nearly all our operations in the second quarter, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the closure of our various office buildings and facilities and the long-term effect on the demand for our products and services. Accordingly, significant estimates used in the preparation of our financial statements including the evaluations of bad debt expense. More information concerning the effects of COVID-19 is included in Note 20.

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2020, we sold our products through a nationwide constructed network of about 1,823 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2020, sales of our self-manufactured products to our top five distributors accounted for approximately 49.1% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

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

Sales Segment

Strategically, supplemental to our manufacturing business, we added a new business segment, the sales of fertilizer and other agriculture material products, to our business since 2016. The sales segment had provided supplemental revenue and earnings by covering more market areas, and selling more products not only produced by ourselves but also by other manufacturers. We had been developing the sales segment mainly by acquiring control of established sales ventures and continue to grow them. The sales segment utilizes the distribution network acquired from the sales ventures to deliver various agriculture materials. For the fiscal year ended June 30, 2020, the sales segment sold $63,390,760 of agriculture materials, and accounted for 25.4% of our revenues.

Research and Development

We conduct the bulk of our research and development activities through Yuxing. Through Yuxing, we cultivate high-quality flowers, green vegetables and fruits in our own greenhouses and sell them to various end-users, including airlines, hotels and restaurants. Yuxing operates advanced research and development facilities that: (i) provide testing and an experimental data collection base for new fertilizers produced by Jinong by simulating the growing conditions and development stages of a variety of plants, such as flowers, vegetables and seedlings, and (ii) increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share. In addition, our research and development capabilities allow us to develop products tailored to specific farming needs generated by different crop species, humidity, weather and soil conditions. Flowers, fruits and vegetables grown from experimental testing of Jinong’s humic acid compound fertilizers are of high quality and are sold to local supermarkets and airline companies.

The capital expenditure and other payments on Yuxing’s construction, net of accumulated depreciation, were approximately $8,414,911, $9,624,639 and $11,031,011 during the fiscal years ending of June 30, 2020, 2019 and 2018, respectively. The research and development center helps expand our output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products. The facility at Yuxing enhances our capability to produce more products while shortening the development cycle, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2020, we sold approximately $9,227,113 of these agricultural products.

	FY 2020	FY 2019	FY 2018
Machines, Buildings and Equipment	$8,355,336	$9,563,328	$10,967,437
Construction in Progress	$59,575	$61,301	$63,574
Total	$8,414,911	$9,624,639	$11,031,011

New Products

With our research and development capabilities, we have developed 730 products and continue to develop new products. During the fiscal year ended June 30, 2020, we developed one new product of liquid fertilizers.

In addition to developing new fertilizer products, we also developed soilless seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

We hold the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Registration Number	Valid term
Huang Cheng Gen	No.5219720	June 28, 2019 to June 27, 2029
Mei Er An	No.1508004	January 21, 2011 to January 20, 2021
KEBA	No.10045980	December 07, 2012 to December 06, 2022
KEBA	No.10046405	December 14, 2012 to December 13, 2022
KEBA	No.10045898	March 07, 2013 to March 06, 2023
KEBA	No.10046344	March 07, 2013 to March 06, 2013
AGR GFJ	No.3320281	May 28, 2014 to May 27, 2024
SPR HOP	No.3320282	May 28, 2014 to May 27, 2024
T.J.Y	No.3320283	May 28, 2014 to May 27, 2024
KEBA	No.760379	August 14, 2005 to August 13, 2025

A registered trademark is protected in China for a term of 10 years, and is renewable for another 10-year term under the PRC trademark law, if the renewal application is submitted to the PRC Trademark Offices within 6 months prior to the expiration of the previous term.

Listed below are Jinong’s four patents for a fertilizer formulation and a proprietary production line and manufacturing processes.

			Inventor’s		Date of
Patent/Pending		Patent No.	Name and	Date of	Publication and
Patent Application	Type of Patent	/Application No.	Patent Holder	Application	Term
Patent:	Utility Model	Application No.:	Applicant:	February 1, 2007	November 24,
Method and recipe of the water soluble humic acid fertilizers	Patent	ZL200710017334.x	Jinong		2010; 20 years
Patent:	Utility Model	Application No.:	Applicant:	September 22, 2011	December 4, 2013;
Production method of Organic Fertilizer	Patent	ZL201110282544.8	Jinong		20 years
Patent:	Utility Model	Application No.:	Applicant:	August 15, 2013	February 11, 2015;
Method and recipe of the water-soluble high concentration humic acid fertilizers	Patent	ZL201310357167.9	Jinong		20 years
Patent:	Utility Model	Application No.:	Applicant:	January 17, 2014	April 08, 2015;
Production method of Multifunctional liquid calcium fertilizer	Patent	NL 201410020442.2	Jinong		20 Years

The PRC Patent Law was adopted by the PRC National People’s Congress in 1984 and was subsequently amended in 1992 and 2000. Under the PRC Patent Law, an invention patent is valid for a term of 20 years and a utility or design patent is valid for a term of 10 years. Both of our registered patents are utility patents. Any use of our patent without consent or a proper license from us constitutes an infringement of patent rights.

In addition to trademark and patent protection in China, we also rely on contractual confidentiality provisions to protect our brand and intellectual property rights. To safeguard these rights our research and development personnel and executive officers are subject to confidentiality agreements. They are also subject to a non-competition covenant following the termination of employment. They also agree that all work products belong to us. Moreover, we take steps to limit the number of personnel involved in the production process and, instead of disclosing fertilizer ingredients to employees, we refer to the ingredients by numbers.

Competitive Strengths

We believe our products possess the following competitive advantages which enable us to compete in the PRC fertilizer market.

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 1,823 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development are managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2020, we generated approximately $9,227,113 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses on an 88-acre parcel of land relating to Yuxing’s pending research and development center, which expands output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products.

Gufeng and Tianjuyuan have developed seven technologies:

(1)	Drying fan for urea-based compound fertilizer;

(2)	Heat balance control system for flexible compound fertilizer;

(3)	Automatic control system for the anti-block of compound fertilizer;

(4)	Water control technology for low nitrogen, low potassium and high phosphorus compound fertilizer;

(5)	Manufacturing technology for salt-alkaline resistance and soil improvement of compound fertilizer (The company won the third prize for “Progress in Science and Technology in Pinggu District Beijing” with this technology);

(6)	Manufacturing technology for compound HA fertilizer with high density (NPK ≥ 51%); and

(7)	Manufacturing technology for the sustained release of blending and compound fertilizer.

While we believe our greenhouse facilities provide us with a competitive advantage over the competitors, some of them may still have better understanding in certain local markets where they have successfully marketed products over a period of time and have developed specifically formulated fertilizers for local plants, soil and climate conditions. To enhance our competitiveness, we will seek to diversify our fertilizers to benefit a wider range of plants and soil conditions.

Well-known Brands. We believe customers have strong brand recognition and make purchase decisions accordingly. “Jinong”, “KEBA” and “T.J.Y.” are registered trademarks and are well recognized by end users; in addition, certain large national fertilizer traders, such as Sinoagri Holding Company Limited, one of the largest domestic fertilizer traders in China, had strong brand preference for Gufeng’s fertilizer products. Gufeng sells its products under four brands, namely “KEBA”, “Mei Er An”, “Huangchenggen” and “SPR HOP”. Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” The primary products sold under the Gufeng and Tianjuyuan brands include organic/inorganic compound fertilizer (humic acid) with NPK ≥ 40%, and organic /inorganic compound fertilizer (humic acid) with NPK ≥ 48%.

Automated Production Line and Process. All Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bin. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2020, Jinong’s highly advanced production lines can manufacture a multi-tiered line of 145 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other can produce liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

The smaller competitors are generally producers of amino acid compound fertilizers, which are very price competitive.

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

Top-grade Flowers: The growers in the flowers and flower seedlings businesses are largely locally based. We believe that our flower products have comparative advantages in terms of the advanced technologies we apply, the superior species of the seedlings we select and the efficiency and stability due to strict quality control. In addition, our greenhouse facilities enable us to produce flower seedlings year-round.

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

“Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all our fertilizer products are certified by the CGFDC as “Green Food Production Material”. Currently, the CGFDC provides two different certifications within the green food industry: “Green Food Certification” granted to edible foods, and “Green Food Production Material Certification” granted to production materials such as our fertilizers. A “Green Food Production Material Certification” was issued to Jinong in March 2015 and renewed in 2018. The certificate is renewable with an application within 90 days prior to the expiration.

Operating license. Our operating license enables us to (1) undertake research and development, production, sales and services of humic-acid liquid fertilizer, (2) sell pesticides, and (3) export and import products, technology and equipment. Jinong’s license (Registration No. 610000100003655) is valid until August 8, 2057, and the license is renewable. Gufeng and Tianjuyuan maintain valid operating licenses with expiration dates of August 1, 2043 (for the license with Registration No. 110000008250498) and August 7, 2021 (for the license with Registration No.110117003157142), respectively.

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

Our major competitors may be able to endure downturns in our industrial sector more than we are. When facing reduced demand for our products, we can either choose to maintain market share by reducing selling prices to meet competition, or to maintain the prices while sacrificing a portion of market share. Our overall profitability likely would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competitors.

If we are unable to design, manufacture, and market fertilizer products in a timely and efficient manner, we may not remain as competitive.

Many of our fertilizer products are characterized by short product development cycles as they target the unique climate and soil conditions where our customers are located. Accordingly, we devote a substantial amount of resources to product development. To compete successfully, we must develop new and/or improved fertilizer products that cater to customer needs. New fertilizers may not be easily developed. As a result, we may experience performance difficulties, which may result in delays, setbacks and cost overruns. Our inability to develop and offer new and/or improved fertilizer products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at a desired rate.

Our proprietary fertilizer formula may become obsolete or be unintentionally disclosed to competitors, which could materially adversely affect the competitiveness of our future fertilizer products.

Our proprietary fertilizer formula is the base for producing our fertilizer. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supplying existing humic acid fertilizer products and by developing new products on a timely basis that keep pace with the evolving industry standards and changing customer requests. If our proprietary formula becomes obsolete because our competitors develop better products, our future business and financial results could be adversely affected. In addition, although we have entered into confidentiality agreements with key employees, we cannot assure that if there is a breach of such agreement by an employee, we would not lose any competitive advantage that we currently have with respect to our proprietary fertilizer formula. If we are forced to take legal action to protect our proprietary formula, we will incur significant expense, and a favorable outcome cannot be guaranteed.

If our warehouse selling and credit sales of certain fertilizer products continue to increase and we fail to collect the accounts receivables that are due in a timely manner, our financial condition and results of operation may be materially adversely affected.

We had accounts receivable of $105,693,326 as of June 30, 2020, as compared to $145,190,160 and $174,460,937 as of June 30, 2019 and 2018, respectively, decreases of $39,496,834 and decreases of $29,270,777, or 27.2% and 16.8% year over year. The decreases were primarily due to higher allowance for bad debts. The impact of COVID-19 caused some difficulty in accounts receivable collection, resulting in the increase of our allowance for bad debts.

We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter difficulties in their businesses. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 82.1% of its revenues, with its largest distributor accounting for 17.7% of total revenues for the 2020 fiscal year. Jinong’s top five distributors accounted for 3.4% of its fertilizer revenues for the fiscal year ended June 30, 2020. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it will adversely affect our results of operations.

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

Jinong is the holder of four registered patents. The first patent is a fertilizer formulation named “Method and Recipe of the Water Soluble Humic Acid Fertilizers.” The second patent, “Production Facility of Humic Acid Products,” relates to our proprietary production line and manufacturing processes in the PRC. The third patent is “Production Method of Organic Fertilizer.” The fourth patent is “Production method of Multifunctional liquid calcium fertilizer.” Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will defend us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects like our patent applications. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

If we need to initiate litigation or administrative proceedings, such actions may be costly and may divert management attention as well as consume other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as those in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing court judgments in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation.

If we infringe on the intellectual property rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to humic acid fertilizer production technology and related devices and machine patents involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. Also, the defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards to third parties, require us to seek licenses from third parties (which may not be available on commercially reasonable terms, if at all), to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Disruptions in the supply of raw materials used in our products could cause us to be unable to meet customer demand in a timely manner, which could result in the loss of customers and net sales or could result in a lower profit margin for us.

Jinong is supplied with approximately fifty different types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and applied to the manufacturing of our products. Although there are numerous weathered coal suppliers available in the market, we have been using Inner Mongolia Tianlibao Fertilizer Co., Ltd. (“Tianlibao”) as our main supplier of weathered coal because of the abundance and high quality of weathered coal in the Inner Mongolia Autonomous Region. Our supply agreement with Tianlibao is renewed monthly. If Tianlibao does not intend to renew the supply agreement with us for any reason, or if there are any business interruptions at Tianlibao and we are unable to locate an alternative supplier in a timely manner or on the same terms, we may not be able to meet customer demand for humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers during the transitional period, which may result in the loss of customers and net sales or we may not be able to keep our profit margin as before for our humic acid-based fertilizers.

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

Our belief is that the PRC Ministry of Agriculture generally grants an application for renewal in the absence of illegal activity by the applicant. However, there is no assurance that the PRC Ministry of Agriculture will grant renewal of our formal Fertilizer Registration Certificates. If we cannot obtain the necessary renewal, we will not be able to manufacture and sell such fertilizer products without certificates, which will cause the termination of commercial operations for such fertilizer products. With respect to the transformation of the interim fertilizer registration certificates to formal fertilizer registration certificates, we believe that we can receive formal fertilizer registration certificates for our 19 interim fertilizer registration certificates in due course; however, if the government imposes additional burden on the application procedure or put temporary suspension on its certificate granting process due to any unexpected incidents in China, we cannot assure that our formal fertilizer registration certificates can be obtained without delay or can be obtained at all, in which case our production could be adversely affected.

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

We depend, to a large extent, on the abilities and participation of our current management team, with a reliance upon Mr. Zhuoyu “Richard” Li, our CEO and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We do not carry key man life insurance for our key personnel.

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

Mr. Zhuoyu “Richard” Li, our Chairman and CEO may not devote all his time to our business.

Our Chairman and CEO, Mr. Zhuoyu “Richard” Li, also serves as Chairman of Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company engaged in hi-tech application fields in China, and Chairman and CEO of Xi’an Techteam Investment Holding (Group) Co., Ltd, a holding company for certain entities such as Gem Grain. This may give rise to further allocation of Mr. Li’s time to each business. While Mr. Li anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

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

While Gufeng had sales revenues of $119,623,964, for its fiscal year ended June 30, 2020, Gufeng’s net income for such period was $(118,168,066). This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals

Although we have made progress in terms of integrating Gufeng’s employees, products and distribution network into our business during the past 12 months, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition and results of operations.

We have not obtained the land use right over the premises on which certain facilities of Gufeng, our indirect, wholly-owned subsidiary, is located. As a result, the lack of a proper title certificate may jeopardize our right to use the premises and our possession of the buildings we built on such premises.

Through Tianjuyuan, we rent approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”). Under the rental agreement dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “rental agreement”), Tianjuyuan rents the land at an annual rent of RMB 35,500 (approximately $5,023). The term of the rental agreement is from February 1, 2004 to January 31, 2054. We were informed by our PRC counsel that the rental agreement is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations. Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities to legitimize our right over the Premises. As of the date of this report, we were informed by the local government that our application materials for the land use right in issue has been moved up from the department in charge of general matters to the land administrative department of the local government and is under their review. However, there can be no assurance that such land use right certificate will be granted to us. Until we obtain the land use right certificate, there is a risk that the PRC government may declare the rental agreement invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises. As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

A severe or prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2020 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

The PRC’s economy is in a transition from a planned economy to a market-oriented economy, subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in China. Our interests may be adversely affected by changes in policies by the PRC government, including:

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 5.2%, 2.7%, and 2.9% in 2017, 2018 and 2019, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Restrictions on investigations by overseas securities regulators.

Under Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC and no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators without Chinese government approval. As a result, our shareholders may not benefit from a regulatory environment that fosters effective enforcement of U.S. and other securities laws. This could adversely affect investor and shareholder protection, and could cause securities exchanges and overseas regulators to impose additional requirements on us.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong, Gufeng, and the VIE companies. Because of our holding company structure, we rely entirely on dividends payments from our subsidiaries in the PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Under PRC accounting standards and regulations, our subsidiaries are also required to set aside a portion of their after-tax profits to fund certain reserves. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and administrative formalities in completing the procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends to our common stockholders.

Risks associated with the VIE structure.

As described in “Business” above, we operate a portion of our business through variable interest entities (the “VIEs”), including Yuxing and eight other VIEs that we acquired since June 2016. Under agreements with the shareholders of the VIEs, the shareholders retain possession and legal ownership of the equity interests and agree to pledge and entrust all their equity interests, to us or our subsidiaries. In addition, the shareholders of the VIE companies enter into a series of agreements designed to give us operational control of the VIEs, including a Voting Proxy Agreement, an Exclusive Option Agreement, an Equity Pledge Agreement Technology Supply Agreements, and a Non-Compete Agreement. In addition, each of the VIEs enters into an Exclusive Technology Supply Agreements with us or our subsidiaries.

There are substantial risks associated with operating through VIEs. Of course, the validity and enforceability of VIE arrangement is subject to any applicable bankruptcy or insolvency or similar laws affecting creditors’ rights generally, as well as risks related to the discretion of any competent PRC legislative, administrative or judicial bodies in exercising their authority over VIEs. The VIE structure may be determined by Chinese authorities to be inconsistent with the laws and regulations of China, including those related to foreign investment in certain industries, and could be disregarded by PRC tax authorities, resulting in increased tax liabilities.

In addition, the VIE structure may not be as effective as direct ownership in controlling entities organized in China, which often hold the licenses necessary to conduct the company’s business in China. Finally, control over funds due from the VIEs could be jeopardized if the shareholders of the VIE breach the terms of the agreements. In rare cases, the VIE structure may result in unauthorized use of indicia of corporate power or authority, such as chops and seals.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars to be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In the fiscal year 2020, China’s currency dropped by a cumulative 3.0% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Merger and Acquisition of Domestic Companies by Foreign Investors (the “2006 M&A Rules”), which became effective on September 8, 2006. According to the 2006 M&A Rules, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned, directly or indirectly, by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) and their PRC affiliates. Under the 2006 M&A Rules, any Round-trip Investment must be approved by the MOFCOM. The application of the 2006 M&A Rules with respect to the definition of Round-trip Investment remains unclear, with no consensus currently existing among the leading PRC law firms regarding the definition, scope of the applicability of the MOFCOM approval.

We, through Green New Jersey, acquired 100% of the capital stock of Jinong (the “Jinong Acquisition.”) Jinong is a PRC business whose stockholders were two PRC individuals and a PRC entity, of which Mr. Tao Li, our former Chairman and CEO, was the controlling stockholder, holding 31% of its shares. The PRC regulatory authorities could take the view that the Jinong Acquisition may be part of a Round-trip Investment. The PRC legal counsel of Jinong has opined that the Jinong Acquisition did not violate any PRC law, which would include the 2006 M&A Rules. We, however, cannot assure you that the PRC regulatory authority, MOFCOM, will take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot be assured that we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of Jinong. Additionally, the PRC regulatory authorities may take the view that the Jinong Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of Jinong’s business operations through a series of contractual arrangements rather than an outright purchase of Jinong. We cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of Jinong’s business than if the Company had direct ownership of Jinong. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Jinong, our corporate structure could be materially adversely affected.

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

Effective June 16, 2013, we conduct substantially all our operations on agriculture products, and generate substantially all our revenues from agriculture products, through contractual arrangements with our VIE, Yuxing, that provide us, through our ownership of Green New Jersey and its ownership of Jinong, with effective control over Yuxing. We have no direct ownership interest in Yuxing. We depend on Yuxing to hold and maintain agriculture products contracts with our customers. Yuxing also owns substantially all our property, facilities and other assets relating to the operation of our agriculture products business, and employs the personnel for substantially all our agriculture products business. Neither we nor Jinong has any direct ownership interest in Yuxing. Although we believe that that each contract under Jinong’s contractual arrangements with Yuxing is valid, binding and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over Yuxing as direct ownership of Yuxing would be. In addition, Yuxing may breach the contractual arrangements. For example, Yuxing may decide not to make contractual payments to Jinong, and consequently to us, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly considering uncertainties in the PRC legal system.

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

In addition, although we do not rely on Yuxing’s revenue, Yuxing’s VIE structure is subject to uncertainty amid the PRC’s changing legislative practice. In January 2015, China’s Ministry of Commerce unveiled draft legislation that could change how the government regulates corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership,” the draft law focuses on the entities or individuals who control a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list,” where only companies controlled by Chinese nationals could operate, even if structured as VIEs.

If the draft law is implemented in any form, and the Company’s business is characterized as one of the “restricted” or “prohibited” sectors, Yuxing may be barred from operation, which would materially adversely affect our business.

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

Our manufacturing operations are subject to numerous environmental laws, ordinances and regulations. These laws, ordinances and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous waste. It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations. The increased global focus on environmental and social issues could result in the adoption of more stringent standards in these areas by the PRC.

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

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from using the proceeds we receive from any offerings to make loans to our PRC subsidiaries or to make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are a holding company in the United States conducting our operations in China through our PRC subsidiaries. In utilizing the proceeds we may receive from any offerings, we may make loans to our PRC subsidiaries, whether currently in existence or to be formed in the future, or make additional capital contributions to our PRC subsidiaries.

Any loans we make to our PRC subsidiaries cannot exceed statutory limits and must be registered with SAFE, or its local counterparts. Under applicable PRC law, the government authorities must approve a foreign-invested enterprise’s registered capital amount, which represents the total amount of capital contributions made by the stockholders that have registered with the registration authorities. In addition, the authorities must also approve the foreign-invested enterprise’s total investment, which is equal to the company’s registered capital plus the amount of stockholder loans it is permitted to borrow under the law. The ratio of registered capital to total investment cannot be lower than the minimum statutory requirement. If we make loans to our operating subsidiaries in China that do not exceed the current maximum amount of borrowings, we will have to register each loan with SAFE or its local counterpart for the issuance of a registration certificate of foreign debts. In practice, it could be time-consuming to complete such SAFE registration process. Alternatively, or concurrently with the loans, we might make capital contributions to our operating subsidiaries in China and such capital contributions involve uncertainties of their own. Further, SAFE promulgated a new circular (known as Circular 142) in August 2008 with respect to the administration of conversion of foreign exchange capital contributions of a foreign-invested enterprise. The circular clarifies that RMB converted from foreign exchange capital contributions can only be used for the activities within the approved business scope of such foreign-invested enterprise and cannot be used for domestic equity investments unless otherwise permitted.

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

Almost all our present officers and directors reside outside of the United States; accordingly it may be difficult to serve them with process in case of a legal action against them. In addition, our operating subsidiaries are in the PRC and substantially all their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us or our officers and directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or most of our directors and officers of criminal penalties, under the United States Federal securities laws or otherwise. In addition, enforcement of a foreign judgment in the PRC may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. If our competitors engage in these practices, they may receive preferential treatment, giving our competitors an advantage in securing business, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty managing the risk associated with doing business in the Chinese fertilizer and agricultural products sectors.

In general, the fertilizer and agricultural products sectors in China are affected by a series of factors, including, but not limited to, natural, economic and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and agricultural products operations in China face similar risks as present in other countries; however, in the PRC these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and agricultural products or sectors which provide critical inputs to fertilizer and agricultural products such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

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

We paid a cash dividend on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. However, we may not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends. At present we intend to retain all earnings for our company’s operations.

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

We paid a cash dividend on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. However, the Board of Directors may not intend to declare any dividends on our common stock soon, but instead currently intends to retain all earnings, if any, for use in the operation and expansion of our business. If we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies.

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

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is rented from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2018 at monthly rent of RMB24,480 (approximately $3,464) for 612 square meters (approximately 6,588 square feet) of office space.

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

Tianjuyuan rents approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing. Under the rental agreement dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan rents the land at an annual rent of RMB 35,500 (approximately $5,023). The rental term is from February 1, 2004 to January 31, 2054. While the rental agreement was recognized previously by our PRC counsel as invalid and unenforceable due to its permitted use, we have since obtained the proper land use right certificate from the relevant government entity.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Rent from February 2004 to January 2054

* (1) As of June 30, 2020, the encumbrances over our land use right and building ownership are summarized as below:

					Interest
			Contract	Type of	Rate	Property under
No.	Loan Amount	Lending Institution	Period	Guarantee	(Per Annum)	Mortgage
1	RMB 15 million	Postal Saving Bank of China-	June 17, 2020-	Mortgage	5.66%	Tianjuyuan’s land
	($2,122,500)	Pinggu Branch	June 16, 2021
2	RMB 10 million	Beijing Bank-	Jun 22, 2020-	Mortgage	5.22%	Tianjuyuan’s land
	($1,415,000)	Pinggu Branch	Jun 22, 2021

Item 3. Legal Proceedings

From time to time, the Company is a party to various legal actions or disputes that arise in the ordinary course of our business.

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company has moved to dismiss the litigation and for attorney’s fees from the plaintiff. The motions are pending.

Item 4. Mine Safety Disclosures.

This item is not applicable to us.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 6,350,129 shares of which were outstanding as of December 4, 2020, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of December 4, 2020. Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA.”

Holders

As of December 4, 2020, there were approximately 484 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase the shares covered by the Incentive Plan by three million shares. On April 23, 2019, our Board approved the fourth amendment to increase the shares covered by the Incentive Plan by 3.9 million shares and an extension of the Plan for an additional ten years. All four amendments were approved by our stockholders on the annual meetings held on December 15, 2012, December 22, 2013, June 30, 2015, and June 22, 2019, respectively. As a result, a total of 0.43 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2020, there was no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2020.

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

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2012 and ending on June 30, 2020.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company’s equity securities during the fiscal year ended June 30, 2020, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2020, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6. Selected Financial Data

The following selected consolidated income statement data for the years ended June 30, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of June 30, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Report. Our selected consolidated income statement data for the year ended June 30, 2016 and the selected consolidated balance sheet data as of June 30, 2016 and 2015 have been derived from our audited financial statements which are not included in this Report. The historical results presented below are not necessarily indicative of the results that may be expected in any future period.

	As of June 30,
	2020	2019	2018	2017	2016

Revenue	$249,243,496	$294,320,803	$287,053,530	$277,848,486	$268,785,020
Cost of goods sold	204,492,918	229,678,123	212,944,597	195,133,306	175,755,689
Gross profit	44,750,578	64,642,680	74,108,933	82,715,180	93,029,331
Operating expenses	178,922,936	45,837,932	44,307,146	51,194,568	60,437,412
Income from operations	(134,172,358)	18,804,748	29,801,787	31,520,612	32,591,919
Non-operating income (expense)	(234,851)	(717,013)	(921,279)	(308,186)	(515,759)
Provision for income taxes	(31,314,608)	6,497,340	35,852,127	6,511,880	7,371,967
Net income	$(136,752,136)	$11,590,395	$(6,931,225)	$25,152,154	$24,704,193

Weighted average shares outstanding:
Basic	5,619,788	3,388,529	3,219,314	3,174,419	3,058,631
Diluted	5,619,788	3,388,529	3,219,314	3,174,419	3,058,631

Earnings (loss) per share:
Basic	$(24.33)	$3.42	$(2.16)	$7.92	$8.04
Diluted	$(24.33)	$3.42	$(2.16)	$7.92	$8.04

	As of June 30,
	2020	2019	2018	2017	2016

Total current assets	$285,198,981	$414,954,039	$407,426,651	$370,954,462	$335,581,234
Total assets	342,128,183	481,000,399	482,985,960	455,681,630	418,782,527
Total current liabilities	79,322,261	84,444,713	83,066,274	49,718,115	48,298,195
Total liabilities	79,322,261	84,444,713	90,438,173	58,153,576	48,298,195
Total stockholders’ equity	$262,805,922	$396,555,686	$392,547,787	$397,528,054	$370,484,332

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the macro-economic environment in China and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. With these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 70.9% and 72.3% of our total revenues for the years ended June 30, 2020 and 2019, respectively. The sales VIEs generated 25.4% and 24.3% of our revenues for the years ended June 30, 2020 and 2019, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of June 30, 2020, we had developed, produced, and sold a total of 730 different fertilizer products in use, of which 145 were developed and produced by Jinong, 334 by Gufeng, and 251 by the VIE companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2019 to 2020
	2020	2019	Amount	%
	(metric tons)
Jinong	71,655	65,219	6,436	9.9%
Gufeng	356,973	389,544	(32,571)	-8.4%
	428,629	454,763	(26,135)	-5.7%

	Year Ended June 30,
	2020	2019
	(revenue per tons)
Jinong	$814	1,214
Gufeng	338	356

For the fiscal year ended June 30, 2020, we sold approximately 428,629 metric tons of fertilizer products, as compared to 454,763 metric tons for the fiscal year ended June 30, 2019. For the fiscal year ended June 30, 2020, Jinong sold approximately 71,655 metric tons of fertilizer products, as compared to 65,219 metric tons for the fiscal year ended June 30, 2019. For the fiscal year ended June 30, 2020, Gufeng sold approximately 356,973 metric tons of fertilizer products, as compared to 389,544 metric tons for the fiscal year ended June 30, 2019.

Our sales of fertilizer products to five provinces accounted for approximately 71.9% of our manufactured fertilizer revenue for year ended June 30, 2020. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Hebei (35.7%), Heilongjiang (12.9%), Liaoning (10.7%), Inner Mongolia (9.8%) and Shaanxi (2.8%).

As of June 30, 2020, we had a total of 1,823 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 995 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.4% of its fertilizer revenues for the fiscal year ended June 30, 2020. Gufeng had 330 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 82.1% of its revenues for the fiscal year ended June 30, 2020.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 90.4% of our agricultural products revenue for the fiscal year ended June 30, 2020 were Shaanxi (84.2%), Shanghai (3.6%) and Beijing (2.6%).

Recent Developments

New products and distributors

During the three months ended June 30, 2020, Jinong launched no new fertilizer product. Jinong also added 61 new distributors and eliminated 223 unqualified distributors for the three months ended June 30, 2020. During the three months ended June 30, 2020, Gufeng launched no new fertilizer product and added two new distributors.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,367,500) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $8,914,500) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Fiscal Year ended June 30, 2020 Compared to the Year ended June 30, 2019.

FOR THE YEARS ENDED JUNE 30

	2020	2019	Change $	Change %
Sales
Jinong	57,001,659	76,494,490	(19,492,831)	-25.5%
Gufeng	119,623,964	136,285,236	(16,661,272)	-12.2%
Yuxing	9,227,113	10,101,051	(873,938)	-8.7%
Sales VIEs	63,390,760	71,440,026	(8,049,266)	-11.3%
Net sales	249,243,496	294,320,803	(45,077,307)	-15.3%
Cost of goods sold
Jinong	37,730,361	38,962,752	(1,232,391)	-3.2%
Gufeng	105,203,118	120,369,401	(15,166,283)	-12.6%
Yuxing	7,935,849	8,631,544	(695,695)	-8.1%
Sales VIEs	53,623,590	61,714,426	(8,090,836)	-13.1%
Cost of goods sold	204,492,918	229,678,123	(25,185,205)	-11.0%
Gross profit	44,750,578	64,642,680	(19,892,102)	-30.8%
Operating expenses
Selling expenses	13,900,315	23,266,121	(9,365,806)	-40.3%
General and administrative expenses	165,022,621	22,571,811	142,450,809	631.1%
Total operating expenses	178,922,936	45,837,932	133,085,003	290.3%
Income from operations	(134,172,358)	18,804,748	(152,977,105)	-813.5%
Other income (expense)
Other income (expense)	(107,579)	(443,533)	335,954	-75.7%
Interest income	176,799	321,645	(144,845)	-45.0%
Interest expense	(304,071)	(595,125)	291,054	-48.9%
Total other income (expense)	(234,851)	(717,013)	482,163	-67.2%
Income before income taxes	(134,407,208)	18,087,735	(152,494,943)	-843.1%
Provision for income taxes	2,344,928	6,497,340	(4,152,412)	-63.9%
Net income	(136,752,136)	11,590,395	(148,342,531)	-1279.9%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(14,442,878)	(16,222,996)	1,780,118	-11.0%
Comprehensive income (loss)	(151,195,014)	(4,632,601)	(146,562,413)	3163.7%
Basic weighted average shares outstanding	5,619,788	3,388,529	2,231,259	65.8%
Basic net earnings per share	(24.33)	3.42	(27.75)	-811.4%
Diluted weighted average shares outstanding	5,619,788	3,388,529	2,231,259	65.8%
Diluted net earnings per share	(24.33)	3.42	(27.75)	-811.4%

Net Sales

Total net sales for the fiscal year ended June 30, 2020 were $249,243,496, a decrease of $45,077,307 or 15.3%, from $294,320,803 for the fiscal year ended June 30, 2019. This decrease was principally a result of the negative impact on sales volumes due to the COVID-19 pandemic in the second half of fiscal year 2020, especially for Jinong’s and Gufeng’s net sales.

For the fiscal year ended June 30, 2020, Jinong’s net sales decreased $19,492,831, or 25.5%, to $57,001,659 from $76,494,490 for the fiscal year ended June 30, 2019. This decrease was mainly attributable to the decrease in Jinong’s unit sales price during the last fiscal year. Jinong’s revenue per ton was $814 for the fiscal year ended June 30, 2020, a decrease of $400 or 32.9% from $1,214 for the fiscal year ended June 30, 2019.

For the fiscal year ended June 30, 2020, Gufeng’s net sales were $119,623,964, a decrease of $16,661,272, or 12.2% from $136,285,236, for the fiscal year ended June 30, 2019. The decrease was mainly attributable to the decrease in Gufeng’s sales volume during the last fiscal year due to the negative impacts of COVID-19. Gufeng sold 356,973 tons product during the fiscal year 2020, a decrease of 32,571 tons or 8.4% comparing with 389,544 tons for fiscal year 2019.

For the fiscal year ended June 30, 2020, Yuxing’s net sales were $9,227,113, a decrease of $873,938, or 8.7%, from $10,101,051 for the fiscal year ended June 30, 2019. The decrease was mainly attributable to the decrease in market demand and the effects of COVID-19 pandemic during the fiscal year 2020.

For the fiscal year ended June 30, 2020, VIEs’ net sales were $63,390,760, a decrease of $8,049,266 or 11.3%, from $71,440,026 for the fiscal year ended June 30, 2019. The decrease was due primarily to lower Xinyulei’s net sales, partially offset by higher Xiangrong and Fengnong’s net sales.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2020 was $204,492,918, a decrease of $25,185,205, or 11.0%, from $229,678,123 for the fiscal year ended June 30, 2019. This decrease was due primarily to lower cost of goods sold for Gufeng and VIEs.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2020 was $37,730,361, a decrease of $1,232,391, or 3.2%, from $38,962,752, for the fiscal year ended June 30, 2019. The decrease in cost of goods was mainly due to the decrease in Jinong’s net sales during the fiscal year 2020.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2020 was $105,203,118, a decrease of $15,166,283, or 12.6%, from $120,369,401, for the fiscal year ended June 30, 2019. This decrease was primarily due to a decrease in its sales volume during the fiscal year 2020.

For year ended June 30, 2020, cost of goods sold by Yuxing was $7,935,849, a decrease of $695,695, or 8.1%, from $8,631,544 for the fiscal year ended June 30, 2019. This decrease was mainly due to the decrease in Yuxing’s net sales during the fiscal year 2020.

Cost of goods sold by the sales VIEs for the fiscal year ended June 30, 2020 was $53,623,590, a decrease of $8,090,836, or 13.1%, from $61,714,426, for the fiscal year ended June 30, 2019. This decrease was primarily due to Xinyulei, partially offset by Xiangrong and Fengnong.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2020 decreased by $19,892,102 to $44,750,578, as compared to $64,642,680 for the fiscal year ended June 30, 2019. Gross profit margin was 18.0% and 22.0% for the fiscal years ended June 30, 2020 and 2019, respectively.

Gross profit generated by Jinong decreased by $18,260,440, or 48.7%, to $19,271,298 for the fiscal year ended June 30, 2020 from $37,531,738 for the fiscal year ended June 30, 2019. Gross profit margin from Jinong’s sales was approximately 33.8% and 49.1% for the fiscal years ended June 30, 2020 and 2019, respectively. The decrease in gross profit margin was mainly due to higher product costs and lower unit sales.

For the fiscal year ended June 30, 2020, gross profit generated by Gufeng was $14,420,846, a decrease of $1,494,989, or 9.4%, from $15,915,835 for the fiscal year ended June 30, 2019. Gross profit margin from Gufeng’s sales was approximately 12.1% and 11.7% for the fiscal years ended June 30, 2020 and 2019, respectively. The decrease in gross profit margin was mainly due to lower net sales.

For the fiscal year ended June 30, 2020, gross profit generated by Yuxing was $1,291,264, a decrease of $178,243, or 12.1% from $1,469,507 for the fiscal year ended June 30, 2019. The gross profit margin was approximately 14.0% and 14.5% for the fiscal years ended June 30, 2020 and 2019, respectively. The decrease in gross profit percentage was mainly due to higher product costs and lower unit sales.

Gross profit generated by VIEs increased by $41,570, or 0.4%, to $9,767,170 for the fiscal year ended June 30, 2020 from $9,725,600 for the fiscal year ended June 30, 2019. Gross profit margin from VIE’s sales was approximately 15.4% and 13.6% for the fiscal year ended June 30, 2020 and 2019, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $13,900,315, or 5.6%, of net sales for the fiscal year ended June 30, 2020, as compared to $23,266,121, or 7.9% of net sales, for the fiscal year ended June 30, 2019, a decrease of $9,365,806, or 40.3%. The selling expenses of Jinong for the fiscal year ended June 30, 2020 were $12,405,107, or 21.8% of Jinong’s net sales, as compared to selling expenses of $20,869,761, or 27.3% of Jinong’s net sales for the fiscal year ended June 30, 2019. The decrease in Jinong’s selling expenses was due to Jinong’s further shrunken marketing efforts, which led to the decrease in shipping costs and packaging cost. The selling expenses of Yuxing were $48,147, or 0.5% of Yuxing’s net sales for the fiscal year ended June 30, 2020, as compared to $59,541, or 0.6%, of Yuxing’s net sales for the fiscal year ended June 30, 2019. The selling expenses of Gufeng were $293,841, or 0.2% of Gufeng’s net sales for the fiscal year ended June 30, 2020, as compared to $412,377, or 0.3% of Gufeng’s net sales for the fiscal year ended June 30, 2019. The selling expenses of VIEs were $1,153,220, or 1.8%, of VIEs’ net sales for the fiscal year ended June 30, 2020, as compared to $1,924,441, or 2.7%, of VIEs’ net sales for the fiscal year ended June 30, 2019.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the fiscal year ended June 30, 2020 and 2019. All the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the fiscal year ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $165,022,621, or 66.2% of net sales for the fiscal year ended June 30, 2020, as compared to $22,571,811, or 7.7%, of net sales for the fiscal year ended June 30, 2019, an increase of $142,450,809, or 631.1%. The increase in general and administrative expenses was mainly due to higher bad debts expense. The fierce competition in the fertilizer market caused the decline of domestic agricultural product unit sales price. With the impact of COVID-19 pandemic, the overdue outstanding accounts receivable increased significantly comparing with the previous years. Numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company accrued bad debts expense based on the principle of conservatism, which increased the General and Administrative Expenses.

Besides, Gufeng suffered from product damage and quality problems for the fiscal year ended June 30, 2020. After internal discussion, we had agreement with dealers to confirm some accounts receivable as bad debts, therefore the General and Administrative Expenses increased accordingly. Gufeng had $131,953,344 of general and administrative expenses for the fiscal year ended June 30, 2020, an increase of $130,526,541, or 9148.2%, as compared to $1,426,803 of general and administrative expenses for the fiscal year ended June 30, 2019.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the fiscal year ended June 30, 2020 was $234,851, as compared to $717,013 for the fiscal year ended June 30, 2019, a decrease in expense of $482,163, or 67.2%. The decrease in total other expense mainly resulted from a decrease in accretion expense by $370,036 or 89.9%, to $41,707 during the year ended June 30, 2020, as compared to $411,743 during the year ended June 30, 2019. Accretion expense decreased due primarily to the expiration of convertible notes on December 2019 and no accretion expense for the second half of fiscal year 2020.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong has income tax expense of $(2,721,559) for the fiscal year ended June 30, 2020 due to net loss, as compared to $1,045,593 for the fiscal year ended June 30, 2019, a decrease of $3,767,152 or 360.3%.

Gufeng is subject to a tax rate of 25%, and has income tax expense of $(29,485,768) for the fiscal year ended June 30, 2020 due to net loss, as compared to $3,482,862 for the fiscal year ended June 30, 2019, a decrease of $32,968,630, or 946.6%.

Yuxing has no income tax for the years ended June 30, 2020 and 2019 because it is exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Net Income (Loss)

Net income (loss) for the fiscal year ended June 30, 2020 was $(136,752,136), a decrease of $148,342,531, or 1279.9%, compared to $11,590,395 for the fiscal year ended June 30, 2019. The decrease was mainly due to the significantly increase in General and administrative expense with amount of $142,450,809. Net income (loss) as a percentage of total net sales was approximately -54.9% and 3.9 % for the fiscal years ended June 30, 2020 and 2019, respectively.

Discussion of Segment Profitability Measures

As of June 30, 2020, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, net income decreased 360.3%, by $21,347,191 to $(15,422,166) for the year ended June 30, 2020, from $5,925,025 for the fiscal year ended June 30, 2019. The difference was due to the decrease in net sales and increase in general and administrative expenses.

For Gufeng, net income decreased by $95,855,135 or 1336.4% to $(88,682,298) for the year ended June 30, 2020 from $7,172,837 for year ended June 30, 2019. The difference was primarily due to higher general and administrative expenses.

For Yuxing, net income increased 112.4%, by $3,861,616, to $425,957 for the year ended June 30, 2020 from $(3,435,659) for year ended June 30, 2019. The increase of net income was mainly due to lower general and administrative expense.

For the sales VIEs, the net income was $2,153,503 for year ended June 30, 2020, increased by $1,424,480 or 195.4%, from $729,023 for year ended June 30, 2019. The increase was mainly due to higher selling expenses of VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities consummated in July 2009 and November/December 2009 (collectively the “Public Offerings”).

As of June 30, 2020, cash and cash equivalents were $11,934,778, a decrease of $60,325,026, or 83.5%, from $72,259,804 as of June 30, 2019.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(66,196,484)	$(71,410,847)
Net cash provided by (used in) investing activities	(97,483)	(47,395)
Net cash provided by (used in) financing activities	9,751,265	7,761,950
Effect of exchange rate change on cash and cash equivalents	(3,782,324)	(14,849,542)
Net increase (decrease) in cash and cash equivalents	(60,325,026)	(78,545,834)
Cash and cash equivalents, beginning balance	72,259,804	150,805,639
Cash and cash equivalents, ending balance	$11,934,778	$72,259,804

Operating Activities

Net cash used in operating activities was $66,196,484 for the fiscal year ended June 30, 2020, a decrease of $5,214,363, or 7.3% from cash provided by operating activities of $71,410,847 for the fiscal year ended June 30, 2019. The decrease was mainly attributable to lower inventories as of June 30, 2020, comparing to June 30, 2019.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2020 was $97,483, an increase of $50,088, or 105.7%, from cash used in investing activities of $47,395 for the fiscal year ended June 30, 2019. This increase was mainly attribute to more fixed assets purchase in 2020.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2020 was $9,751,265, an increase of $1,989,315, or 25.6% from cash used in financing activities of $7,761,950 for the fiscal year ended June 30, 2019.  The increase was mainly due to the proceeds from the sale of common stock with total amount of $10,252,000. During the year ended June 30, 2020, we received $3,537,500 from the proceeds from loans compared to $3,640,000 of proceeds from loans for the fiscal year ended June 30, 2019. During the year ended June 30, 2020, we repaid $3,575,500 loans compared to $4,557,280 of loans repayment for the fiscal year ended June 30, 2019. During the year ended June 30, 2020, we repaid $1,110,735 convertible notes by cash compared to 0 payment for the fiscal year ended June 30, 2019.

As of June 30, our loans payable was as follows:

	2020	2019
Short term loans payable:	$3,537,500	$3,640,000
Total	$3,537,500	$3,640,000

Accounts Receivable

We had accounts receivable of $144,159,526 as of June 30, 2020, as compared to $178,705,570 as of June 30, 2019, a decrease of $34,546,044 or 19.3%. As of June 30, 2020, Gufeng had accounts receivable of $49,567,960, a decrease of $35,864,203, or 42.0%, compared to $85,432,163 as of June 30, 2019. As of June 30, 2020, VIEs had accounts receivable of $45,997,247, an increase of $6,369,977, or 16.1%, compared to $39,627,270 as of June 30, 2019.

Allowance for doubtful accounts in accounts receivable for the fiscal year ended June 30, 2020 was $38,466,200, an increase of $4,950,790 or 14.8% from $33,515,410 as of June 30, 2019. And the allowance for doubtful accounts as a percentage of accounts receivable was 26.7% as of June 30, 2020 and 18.8% as of June 30, 2019. The impact of COVID-19 caused the difficulty of accounts receivable collection, resulting in higher allowance for doubtful accounts of the company,

Deferred Assets

We had no deferred assets as of June 30, 2020 and 2019. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of June 30, 2020.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the Company to use the assets and liability method of accounting for income taxes. Under the assets and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forward. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, a deferred tax asset will not be realized.

ASC 740-10, Accounting for Uncertainty in Income Taxes defines uncertainty in income taxes and the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

Inventories

We had inventories of $98,921,081 as of June 30, 2020, compared to $162,013,889 as of June 30, 2019, a decrease of $63,092,808, or 38.9%. The principal reason for the decrease is due to the decrease of Gufeng’s inventory. As of June 30, 2020, Gufeng’s inventory was $75,129,594, compared to $141,210,160 as of June 30, 2019, a decrease of $66,080,566, or 46.8%. In the second and third quarters of fiscal year 2020, the bad weather lasted a long time in Pinggu, which is a mountainous area where Gufeng locates. The frequent rainfall and snowfall caused damage to Gufeng’s warehouse. As a result, the inventories were seriously damaged. After comprehensive consideration and evaluation, the company confirmed the loss of $11 million of raw materials in the second and third quarters of fiscal year 2020.

Advances to Suppliers

We had advances to suppliers of $65,081,818 as of June 30, 2020, comparing to $32,713,817 as of June 30, 2019, representing an increase of $32,368,001, or 98.9%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $17,719,093 as of June 30, 2020 as compared to $19,004,548 as of June 30, 2019, representing a decrease of $1,285,455, or 6.8%. The decrease was primarily due to lower accounts payable for VIEs. It has account payable of $16,315,837 as of June 30, 2020, comparing to $17,073,229 as of June 30, 2019, representing a decrease of $757,392, or 4.4%.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $7,342,590 as of June 30, 2020, comparing to $6,514,619 as of June 30, 2019, representing an increase of $827,971, or 12.7%. The increase was mainly attributable to Gufeng’s $5,611,017 unearned revenue as of June 30, 2020, comparing to $4,668,972 unearned revenue as of June 30, 2019, representing an increase of $942,045, or 20.2%, caused by the advancement of deposits made by client. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of COVID-19.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2020.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of June 30, 2020.

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

As of June 30, 2020, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2020, our accumulated other comprehensive income was $(34) million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2019 and June 30, 2020, China’s currency decreased by a cumulative 3.0% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2020 and June 30, 2019 was $3.5 million and $3.6 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2020. The original loan term on average is one year, and the remaining average life of the short term-loans is twelve months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered any hedging transactions to reduce our exposure to interest rate risk.

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

Risk of epidemics, pandemics, or other outbreaks

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

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 may cause a global recession, which would have a further adverse impact on our financial condition and operations, and this impact could exist for an extensive period.

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

Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure. To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition, and stock price, it may also have the effect of heightening many of the other risks described above.

Item 8. Financial Statements and Supplementary Data

Balance sheets, as of June 30, 2020 and 2019, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2020 and 2019, together with the related notes and the reports of our independent registered public accounting firms, are set forth on the “F” pages of this report.

Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the fiscal year ended June 30, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled “Internal Control-Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2020 audited by our auditors because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

			Term as
			Director of
Name	Position with the Company	Age	Company

Zhuoyu “Richard” Li	Chairman of the Board of Directors, Chief Executive Officer, President	28	2017 - Present

Yongcheng Yang	Chief Financial Officer	55	2017 - Present

Ale Fan	Director	40	2015 - Present

Daqing Zhu	Director	55	2017 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	81	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jinjun Lu	Director	47	2017 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Zhuoyu “Richard” Li	Chairman of the Board of Directors and Chief Executive Officer since 2017. Mr. Li was President of the Company until the death of his father, Tao Li, in December 2017, at which time he was appointed to serve as Chairman of the Board of Directors and Chief Executive Officer. Mr. Li has six years of experience in agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Richard served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li’s practical experience from serving as President of the Company and with 900LH.com qualify him to serve as Chairman of the Board of Directors of the Company.

Yongcheng Yang	Chief Financial Officer. Mr. Yang has served as the Chief Financial Officer of our company since 2017. He served as Senior Vice President of Finance since January 2016. Before that, Mr. Yang served as the chief financial officer of the Company’s wholly-owned subsidiary, Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) since July 2010. Earlier, Mr. Yang had served various senior, and executive level positions in finance for the Company and the Company’s affiliate, Xi’an Techteam Investment Holding (Group) Co., Ltd, since 2002. Mr. Yang started his career in accounting and finance at Shaanxi Weidong Chemistry Co., Ltd from 1989 to 2002. Mr. Yang graduated from Xi’an Jiaotong University in 1989 with his bachelor’s degree in accounting.

Ale Fan	Director. Ms. Fan had served as a Director of our company since 2015 and a Director of Finance at Jinong since January 2013. Ms. Fan had served as the deputy Director of Finance at Jinong since January 2013. She has also served as comptroller of the financial department at Jinong from September 2007 to December 2012. Prior to that, she worked as an accountant at Jinong from August 2003. Ms. Fan holds a degree in Accounting from Baoji University of Arts and Sciences. We believe that Ms. Fan’s knowledge of the Company’s history and day-to-day operations and her experience in accounting and finance in the PRC qualify her to serve a director of our company.

Lianfu Liu	Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as a director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu’s experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Daqing Zhu	Director, Chairman of the Audit Committee, Compensation Committee Member and Nominating Committee Member. Mr. Zhu has served as the president of Shaanxi Aisuo Consulting Co. Ltd., a company specializing in providing professional management and finance services, since 2014. In 2004, Mr. Zhu founded Shaanxi Xintianyou Auto Dealership Co. Ltd, a dealership of auto sales and services for various brands, including BYD Auto, and had served as its CEO and Chairman of the Board until 2014. In addition to founding and developing commercial businesses, Mr. Zhu had also worked in the public sector since the 1990s. His public administration experience includes working at various agencies and offices of the Shaanxi provincial government from 1990 to 2004. Earlier in his career, in the 1980’s, Mr. Zhu was a corporate banking officer at Industrial and Commercial Bank of China in Xi’an. As the corporate leader with responsibility for all aspects of business management, Mr. Zhu has executive level experience in financial management, internal control, marketing to individuals and small businesses, sales, customer care, operations, product management, electronic commerce, financial services, executive compensation, strategic planning, technology, and mergers and acquisitions.

Jinjun Lu	Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Lu is the co-founder of Shaanxi Jinfenghui Technology Co. Ltd (“Jinfenghui”) since he started in 2014. Drawing on years of entrepreneurial experience, Mr. Lu plans to grow Jinfenghui into one of the largest mobile terminal device manufacturers in northwestern China. At Jinfenghui, Mr. Lu oversees corporate growth plans, budgets capital expenditures, seeks investment funds, and designs marketing strategies for Jinfenghui products to penetrate target markets. Before founding Jinfenghui, in 1998 he founded Xinjiang Yongan Engineering Co. Ltd in Xinjiang Uyghur Autonomous Region, a provincial-level autonomous region of China in the northwest of the country. Earlier in the 1990s, Mr. Lu began his entrepreneurship career as a distributor for Lining-branded garment products in Henan Province, which he grew into the largest wholesale venture for Lining in the region. As a founder of several enterprises and a seasoned entrepreneur, Mr. Lu not only has executive experience in strategic management, marketing and sales, and technology, but also brings his experience as a founder from different industries.

All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers was involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are also required to furnish us with copies of all such reports. Based solely on our review of the reports received by us, we believe that, during the year ended June 30, 2020, our directors, executive officers and holders of ten percent (10%) or more of our common stock complied with Section 16(a) filing requirements applicable to them.

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Messrs. Daqing Zhu, Lianfu Liu, and Jinjun Lu, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Ms. Zhu qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Zhu. The Audit Committee held four meetings during the fiscal year ended June 30, 2020. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Jinjun Lu, Lianfu Liu and Daqing Zhu. The Chairman of the Compensation Committee is Ms. Lu. The Compensation Committee held one meeting during the fiscal year ended June 30, 2020. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Jinjun Lu, Lianfu Liu and Daqing Zhu. The Chairman of the Nominating Committee is Mr. Lu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2020. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

Director Nominations

The Nominating Committee recommends director candidates and will consider for such recommendation director candidates proposed by management, other directors, and stockholders. All director candidates will be evaluated based on the criteria identified below, regardless of the identity of the individual or the entity or person who proposed the director candidate.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2020. Accordingly, our “Named Executive Officers” are Mr. Zhuoyu Li, our Chairman, and Chief Executive Officer and Mr. Yongcheng Yang, our Chief Financial Officer.

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

During the fiscal year ended June 30, 2016, on June 29, 2016, the Company granted (i) 400,000 shares of restricted stock to Mr. Tao Li, then the Company’s CEO; (ii) 200,000 shares of restricted stock to Mr. Ken Ren, then the CFO, and (iii) 30,000 shares of restricted stock to Ms. Yiru Shi. Also, the Compensation Committee granted 20,000 shares of restricted stock to Mr. Jianlei Shen and 20,000 shares of restricted stock to Mr. Lianfu Liu, each of whom was then an independent director of the Company. The Stock Grants were vested immediately for then the CEO, CFO, and the independent directors.

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

Perquisites

Historically, we have provided our Named Executive Officers with minimal perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant component of compensation, but do believe they can be useful in attracting, motivating, and retaining the executive talent for which we compete. We believe that these additional benefits assist our Named Executive Officers in performing their duties and provide time efficiencies for them. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our Board.

Summary Compensation Table— Fiscal Years Ended June 30, 2020, 2019, and 2018

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation more than $100,000 during each of the three fiscal years ended June 30, 2020, 2019, and 2018.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year Ended	($)	($)	(1)($)	($)	($)	($)	($)	($)

Zhuoyu Li
Chief Executive	June 30, 2020	$300,000	$120,000	—	—	—	—	—	$420,000
Officer, and Chairman	June 30, 2019	$300,000	$102,000	—	—	—	—	—	$402,000
of the Board (2)	June 30, 2018	$300,000	$102,000	$—	—	—	—	—	$402,000

Yongcheng Yang	June 30, 2020	$180,000	$63,000	—	—	—	—	—	$243,000
Chief Financial Officer	June 30, 2019	180,000	$63,000	—	—	—	—	—	$243,000
	June 30, 2018	180,000	$16,800	—	—	—	—	—	196,800

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our Named Executive Officers.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation, but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

During the year ended June 30, 2020, the Company granted no plan-based equity awards to Named Executive Officers. The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2020:

GRANTS OF PLAN-BASED AWARDS

All
								Other	All
								Stock	Other		Grant
								Awards:	Option		Date
								Number	Awards:	Exercise	Fair
		Estimated Future Payouts						of	Number	or	Value
		Under			Estimated Future Payouts			Shares	of	Base	of Stock
		Non-Equity Incentive Plan			Under			of	Securities	Price of	And
		Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($)	(#)	(#)	($ /Sh)	($)(1)

Zhuoyu Li	—	—	—	—	—	—	—	—	—	—	—

Yongcheng Yang	—	—	—	—	—	—	—	—	—	—	—

(1)	With respect to the restricted stock awards, the grant date fair value is calculated by multiplying the number of shares granted by the closing price on the trading day immediately preceding the grant date.

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

With respect to all non-qualified stock option grants disclosed herein, if we terminate the grantee’s employment or affiliation with us for any reason, all unvested options are forfeited. If the grantee’s employment or affiliation with us is terminated voluntarily by the grantee or by us for cause, all vested options are also terminated. In the event we terminate the grantee’s employment or affiliation with us without cause, the grantee has the lesser of ninety (90) days or the remaining term of the option to exercise any vested options. If we terminate the grantee’s employment or affiliation with us due to death or disability, the grantee has the lesser of twelve (12) months or the remaining term of the option to exercise any vested options. In the case of non-qualified options subject to performance-based vesting, any options which do not vest for failure to meet the requisite performance targets will be forfeited.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	Or
			Equity					Number	Payout
			Incentive			Number	Market	of	Value of
			Plan			of	Value of	Unearned	Unearned
			Awards:			Shares	Shares	Shares,	Shares,
	Number of	Number of	Number of			or Units	or Units	Units or	Units or
	Securities	Securities	Securities			of Stock	of Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Zhuoyu Li	—	—	—	—	—	—	$—	—	$—

Yongcheng Yang	—	—	—	—	—	—	$—	—	$—

Option Exercises and Stock Vested During the Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING THE FISCAL YEAR

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Zhuoyu Li	—	—	—	—

Yongcheng Yang	—	—	—	—

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2020, there were no outstanding options to purchase any shares of common stock granted under the Plan. Options granted in the future under the Plan are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under our equity compensation plans as of June 30, 2020.

Number of
Securities
Remaining
available for
	Number of		Future
	securities to		Issuance
	be issued	Weighted-	Under
	upon	average	Equity
	exercise	exercise	compensation
	of	price of	Plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	371,511
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	371,511

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2020.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2020 were Messrs. Jinjun Lu, Daqing Zhu, and Lianfu Liu. During the fiscal year ended June 30, 2020:

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

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2020, and (2) assuming a change in control on June 30, 2020.

	Termination
	Without	Change in
Name	Cause(1)	Control(2)

Zhuoyu Li	$25,000	—

(1)	Represents the payment to be made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2020, i.e., $2.92 per share, multiplied by the number of unvested shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information as of December 4, 2020, the latest applicable date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of December 4, 2020, an aggregate of 6,350,129 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

	Greater Than 5% Shareholders
Common Stock	Zhuoyu Li	971,891	(3)	15.3%

Common Stock	Shaanxi Baoyu Science and Technology Investment Company	971,000		15.3%

	Directors and Executive Officers

Common Stock	Zhuoyu Li Chief Executive Officer and Chairman of the Board	971,891		15.3%

Common Stock	Daqing Zhu Director	—		— *

Common Stock	Jinjun Lu Director	—		— *

Common Stock	Ale Fan Director	—		— *

Common Stock	Lianfu Liu Director	10,083		0.2%

	All executive officers and directors as a group	981,974		15.5%

*	Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The address of Shaanxi Baoyu Science and Technology Investment Company is 86 Gaoxin Road B-1-6F, Xi’an, Shaanxi Province 710075, People’s Republic of China.

(2)

In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 6,350,129 shares of common stock outstanding as of October 23, 2020, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Includes 880,442 shares that Mr. Zhuoyu Li inherited from the estate of his father, Mr. Tao Li, of which 41,449 shares were held by Mr. Zhuoyu Li’s mother.

Securities Authorized for Issuance Under Equity Compensation Plans

 On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase the shares covered by the Incentive Plan by three million shares. On April 23, 2019, our Board approved the fourth amendment to increase the shares covered by the Incentive Plan by 3.9 million shares and an extension of the Plan for an additional ten years. All four amendments were approved by our stockholders on the annual meetings held on December 15, 2012, December 22, 2013, June 30, 2015, and June 22, 2019, respectively. As a result, a total of 0.37 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2020, there was no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2020, and June 30, 2019, the amount due to related parties was $4,212,407 and $3,641,945, respectively. As of June 30, 2020, and June 30, 2019, $990,500 and $1,019,200, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

On July 1, 2018, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,464).

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

Under the Policy, our Chief Financial Officer is responsible for determining whether a proposed transaction, as submitted by a Related Party is a Related Party Transaction that requires the consideration and discussion of the Audit Committee. The Audit Committee is responsible for evaluating and assessing a proposed transaction based on the facts and circumstances including those listed in the Policy, including comparing the terms of the proposed transaction and the terms available to unrelated third parties or to employees generally. The Policy states that the Audit Committee shall approve only those Related Party Transactions that are in, or are not inconsistent with, the best interests of our company and our stockholders. No member of the Audit Committee shall participate in any review, consideration, or approval of any Related Party Transaction in which he or she or any immediate family member directly or indirectly is involved.

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

Independence of the Board

Our Board is currently composed of five (5) members. Daqing Zhu, Jinjun Lu, and Lianfu Liu qualify as independent directors in accordance with the published listing requirements of the New York Stock Exchange (“NYSE”). The NYSE independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE rules, our Board has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation, or removal.

Board Meetings

The Board held ten meetings, by telephone, in the fiscal year ended June 30, 2020. In addition, the Board unanimously approved ten written consents on matters between meetings. During the fiscal year ended June 30, 2020, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

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

Item 14. Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2020 and 2019:

	Years Ended
	June 30,	June 30,
	2020	2019
Audit Fees	$273,000	$340,000
Audit related fees	—	—
Tax fees	—	—
All Other Fees	—	—
Total	$273,000	$340,000

Audit Fees

On April 19, 2017, Kabani & Company, Inc. resigned as independent registered public accounting firm for the Company. On April 20, 2017, the Company engaged KSP Group, Inc. (“KSP”) as the Company’s independent registered public accounting firm. The aggregate fees billed by KSP for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $340,000 for the fiscal years ended June 30, 2019.

On February 6, 2020, the Company dismissed KSP Group, Inc. as the independent registered public accounting firm of the Company. On February 6, 2020, the Company engaged Raul Carrega, CPA as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2020. The aggregate fees billed by Raul Carrega, CPA for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $43,000 for the fiscal years ended June 30, 2020.

 On August 28, 2020, the Company dismissed Raul Carrega, CPA as the independent registered public accounting firm of the Company. On August 28, 2020, the Company engaged SS Accounting and Auditing Inc. as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2020. The aggregate fees billed by SS Accounting and Auditing Inc. for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $200,000 for the fiscal year ended June 30, 2020.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $0 for the fiscal years ended June 30, 2020, and 2018, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by SS Accounting and Auditing Inc. for our consolidated financial statements as of and for the year ended June 30, 2020.

The Company’s principal accountant, SS Accounting and Auditing Inc., did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

China Green Agriculture, Inc.

Date: December 4, 2020	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 4, 2020	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and CEO (principal executive officer)

December 4, 2020	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

December 4, 2020	/s/ Ale Fan
Ale Fan, Director

December 4, 2020	/s/ Lianfu Liu
Lianfu Liu, Director

December 4, 2020	/s/ Daqing Zhu
Daqing Zhu, Director

December 4, 2020	/s/ Jinjun Lu
Jinjun Lu, Director

S-1

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2020

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Form Convertible Note issued by Shaanxi Techteam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.2	Employment Agreement, dated June 21, 2010, by and between the Company and Mr. Ken Ren (Incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on June 25, 2010)

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8- K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

E-1

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18	Form Entrust Management Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.19	Form Exclusive Option Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.20	Form Exclusive Product Supply Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.21	Form Non-Competition Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.22	Form Pledge of Equity Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.23	Form Shareholder’s Voting Proxy Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.24	Form Strategic Acquisition Contract (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Green Agriculture Inc., and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Green Agriculture Inc., and subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 3 to the financial statements, the Company has incurred operating losses and has negative operating cashflows for the year ended June 30, 2020. This raises substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ SS Accounting & Auditing, Inc

Plano, TX

November 25, 2020

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

China Green Agriculture, Inc. and its subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet China Green Agriculture, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the period then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of China Green Agriculture, Inc. and subsidiaries as of June 30, 2019 and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2017.

Los Angeles, CA

October 14, 2019

CHINA GREEN AGRICULTURE, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND 2019

	2020	2019

ASSETS

Current Assets
Cash and cash equivalents	$11,934,778	$72,259,804
Accounts receivable, net	105,693,326	145,190,160
Inventories	98,921,081	162,013,889
Prepaid expenses and other current assets	3,567,912	2,776,370
Amount due from related parties	66	-
Advances to suppliers, net	65,081,818	32,713,817
Total Current Assets	285,198,981	414,954,039

Plant, Property and Equipment, Net	22,928,334	26,669,938
Other Assets	260,362	267,907
Other Non-current Assets	10,943,875	13,352,645
Intangible Assets, Net	15,751,625	17,881,449
Goodwill	7,045,006	7,874,421
Total Assets	$342,128,183	$481,000,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$17,719,093	$19,004,548
Customer deposits	7,342,590	6,514,619
Accrued expenses and other payables	14,139,324	12,029,722
Amount due to related parties	4,212,407	3,641,945
Taxes payable	31,645,452	31,357,690
Short term loans	3,537,500	3,640,000
Interest payable	725,895	720,720
Derivative liability	-	18,162
Convertible notes payable	-	7,517,307
Total Current Liabilities	79,322,261	84,444,714

Total Liabilities	$79,322,261	$84,444,714

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 6,350,129 and 3,986,912 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively	6,350	3,987
Additional paid-in capital	155,455,332	138,012,445
Statutory reserve	29,743,991	31,237,891
Retained earnings	111,864,338	247,122,574
Accumulated other comprehensive income	(34,264,089)	(19,821,211)
Total Stockholders’ Equity	262,805,922	396,555,686

Total Liabilities and Stockholders’ Equity	$342,128,183	$481,000,399

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	2020	2019
Sales
Jinong	$57,001,659	$76,494,490
Gufeng	119,623,964	136,285,236
Yuxing	9,227,113	10,101,051
VIEs - others	63,390,760	71,440,026
Net sales	249,243,496	294,320,803
Cost of goods sold
Jinong	37,730,361	38,962,752
Gufeng	105,203,118	120,369,401
Yuxing	7,935,849	8,631,544
VIEs - others	53,623,590	61,714,426
Cost of goods sold	204,492,918	229,678,123
Gross profit	44,750,578	64,642,680
Operating expenses
Selling expenses	13,900,315	23,266,121
General and administrative expenses	165,022,621	22,571,811
Total operating expenses	178,922,936	45,837,932
Income from operations	(134,172,358)	18,804,748
Other income (expense)
Other income (expense)	(107,579)	(443,533)
Interest income	176,799	321,645
Interest expense	(304,071)	(595,125)
Total other income (expense)	(234,851)	(717,013)
Income before income taxes	(134,407,208)	18,087,735
Provision for income taxes	2,344,928	6,497,340
Net income	$(136,752,136)	$11,590,395

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(14,442,878)	(16,222,996)
Comprehensive income (loss)	$(151,195,014)	$(4,632,601)

Basic weighted average shares outstanding	5,619,788	3,388,529
Basic net earnings per share	$(24.33)	$3.42

Diluted weighted average shares outstanding	5,619,788	3,388,529
Diluted net earnings per share	$(24.33)	$3.42

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	31,237,891	247,122,574	(19,821,211)	396,555,685

Net income (Loss)					(136,752,136)		(136,752,136)

Issuance of stock	931,000	931	10,251,069				10,252,000

Issuance of stock for convertible notes	1,372,650	1,373	6,861,877				6,863,250

Issuance of stock for consulting services	59,567	60	329,940				330,000

Transfer to statutory reserve				(1,493,900)	1,493,900		-

Other comprehensive income (Loss)						(14,442,878)	(14,442,878)

BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	$29,743,991	$111,864,338	$(34,264,089)	$262,805,922

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2018	3,241,413	$3,242	$129,372,690	30,947,344	235,822,726	(3,598,215)	392,547,786
Net income					11,590,395		11,590,395

Issuance of stock	689,167	689	8,269,311				8,270,000

Shared issued for past services	54,167	54	370,446				370,500

1 for 12 reverse stock split	2,166	2	(2)				-

Transfer to statutory reserve				290,547	(290,547)

Other comprehensive income						(16,222,996)	(16,222,996)

BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	$31,237,891	$247,122,574	$(19,821,211)	$396,555,685

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	2020	2019
Cash flows from operating activities
Net income	$(136,752,136)	$11,590,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock and stock options for compensation	-	130,000
Depreciation and amortization	4,698,482	4,920,779
Provision for losses on accounts receivable	118,362,520	9,906,681
Gain (Loss) on disposal of property, plant and equipment	38,223	4,525
Amortization of debt discount	41,707	411,743
Goodwill impairment	607,677	-
Inventories impairment	39,643,198	-
Change in fair value of derivative liability	(17,736)	(45,917)
Changes in operating assets
Accounts receivable	(82,782,877)	13,277,343
Amount due from related parties	(66)	228,629
Other current assets	(873,111)	63,973
Inventories	19,170,514	(110,880,651)
Advances to suppliers	(33,450,217)	731,013
Other assets	1,889,043	1,977,942
Changes in operating liabilities
Accounts payable	(759,998)	(7,209,214)
Customer deposits	1,016,311	(481,166)
Tax payables	355,567	1,448,673
Accrued expenses and other payables	2,590,822	2,237,401
Interest payable	25,593	277,003
Net cash provided by (used in) operating activities	(66,196,484)	(71,410,847)

Cash flows from investing activities
Purchase of plant, property, and equipment	(97,483)	(63,610)
Change in construction in process	-	16,215
Net cash provided by (used in) investing activities	(97,483)	(47,395)

Cash flows from financing activities
Proceeds from the sale of common stock	10,252,000	8,270,000
Proceeds from loans	3,537,500	3,640,000
Repayment of loans	(3,537,500)	(4,557,280)
Repayment of convertible notes	(1,100,735)	-
Advance from related party	600,000	409,230
Net cash provided by (used in) financing activities	9,751,265	7,761,950

Effect of exchange rate change on cash and cash equivalents	(3,782,324)	(14,849,542)
Net increase (decrease) in cash and cash equivalents	(60,325,026)	(78,545,834)

Cash and cash equivalents, beginning balance	72,259,804	150,805,639
Cash and cash equivalents, ending balance	$11,934,778	$72,259,804

Supplement disclosure of cash flow information
Interest expense paid	$304,071	$318,122
Income taxes paid	2,889,673	5,129,686

Supplement non-cash activities
Common stock issued to repay accrued expense	$330,000	$240,500
Convertible notes payments	6,863,250	-
Nonmonetary sales and purchases	43,537,582	134,655,878

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Unless the context indicates otherwise, as used in this Report, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the in the PRC controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

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

JUNE 30, 2020

The Company’s current corporate structure as of is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the COVID-19.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2020, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2020 and 2019 was $11,866,308 and $72,178,448, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $68,470 and $81,356 in cash in two banks in the United States as of June 30, 2020 and 2019, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable at each year-end. Accounts considered uncollectible are provisioned for written off based upon management’s assessment. As of June 30, 2020, and 2019, the Company had accounts receivable of $105,693,326 and $145,190,160, net of allowance for doubtful accounts of $38,466,200 and $33,515,410, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection in the fiscal year 2020 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company recorded bad debt expense in the amount of $ 118 million and $10 million for the fiscal year ended June 30, 2020 and the fiscal year ended June 30, 2019, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of June 30, 2020 and 2019 the Company had no reserve for obsolete goods.

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of June 30, 2020 and 2019 the Company determined that there were no impairments of its long-lived assets.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2020 and 2019, respectively.

Goodwill

We test goodwill for impairment annually, or when events and circumstances change that would indicate the carrying amount may not be recoverable. ASC 350, “Intangibles – Goodwill and Other,” permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step quantitative goodwill impairment test required under ASC 350. ASC 350 also allows the option to skip the qualitative assessment and proceed directly to a quantitative assessment.

Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner comparable to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2020, and 2019, the Company performed the required impairment review which resulted in impairment adjustment with amount of $607,677 in 2020 and no impairment adjustment in 2019. The impairment is reported in General and administrative expenses.

The COVID-19 pandemic events will continue to evolve and the effects on our businesses may differ from what we currently estimate. If the effects prove to be worse than is reflected in our current estimates, additional goodwill or indefinite-lived intangible asset impairment charges could be required.

Summary of changes in goodwill by reporting segments is as follows:

	Balance at		Foreign	Balance at
	June 30,	Additions	Currency	June 30,
Segment	2019	/Deletion	Adjustment	2020

Gufeng	$4,665,642	-	$(131,381)	4,534,261
Acquisition of VIE Companies	3,208,779	(607,677)	(90,357)	2,510,745
	$7,874,421	$(607,677)	$(221,738)	$7,045,006

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

JUNE 30, 2020

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2020.

Fair Value
	As of June 30,	Fair Value Measurements at June 30, 2020
Description	2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2019.

	Fair Value	Fair Value Measurements at
	As of June 30,	June 30, 2019
Description	2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$18,162	$-	$18,162	$-

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

As of June 30, 2020, there is no derivative financial instruments. The only derivative financial instrument is the variable conversion feature embedded in the convertible notes payable (See Note 10). As of June 30, 2020, all convertible notes are matured and paid. Therefore, the fair value of derivative liability is 0 as of June 30, 2020.

As of June 30, 2019, the only derivative financial instrument is the variable conversion feature embedded in the convertible notes payable (See Note 10). The fair value of the embedded conversion of $18,162 is recorded as a derivative liability on June 30, 2019. The fair value was determined using a binomial option pricing model with the following assumptions:

Risk-free rate	3.1%
Volatility	214.9%
Dividend yield	0.0%
Country risk premium	90%
Liquidity risk premium	3.0%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Sales revenue is recognized on the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured.

The Company’s revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance are made as products delivered and accepted by customers are not returnable and sales discounts are not granted after products are delivered.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2020, and 2019, the Company had customer deposits of $7,342,590 and $6,514,619, respectively.

Stock-Based Compensation

The costs of all employee stock option, as well as other equity-based compensation arrangements, are reflected in the consolidated financial statements based on the estimated fair value of the awards on the grant date. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Income taxes

We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740, “Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 11, “Taxes Payable,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the seven sales VIEs that the Company acquired on June 30, 2016 and January 1, 2017. As of June 30, 2020, the Company maintained four main business segments.

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

JUNE 30, 2020

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2020	2019
Net Income for Basic Earnings Per Share	$(136,752,136)	$11,590,395
Basic Weighted Average Number of Shares	5,619,788	3,388,529
Net Income Per Share – Basic	$(24.33)	$3.42
Net Income for Diluted Earnings Per Share	$(136,752,136)	$11,590,395
Diluted Weighted Average Number of Shares	5,619,788	3,388,529
Net Income Per Share – Diluted	$(24.33)	$3.42

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2019 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements from Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement.” ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The effect of the adoption of ASU 2018-13 will be a change to the disclosure requirements for certain fair value measurements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018-15 requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, “Intangibles—Goodwill and Other—Internal-Use Software,” to determine which implementation costs may be capitalized. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the impact that adoption of ASU 2019-12 will have on its consolidated financial statements.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows in the fiscal year 2020 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company's ability to continue as going concern.

To meet its working capital needs through the next twelve months and to fund the growth of the Company, the Company may consider plans to raise additional funds through the issuance of equity or borrow loan from local bank. The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as going concern.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2020	2019
Raw materials	$43,177,071	$102,268,620
Supplies and packing materials	$465,746	$496,138
Work in progress	$374,756	$390,708
Finished goods	$54,903,508	$58,858,423
Total	$98,921,081	$162,013,889

During the year ended June 30, 2020, the Company sold compound fertilizers (finished goods) to certain parties at market price, and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times, and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $43,537,582 during the year ended June 30, 2020. No gain or loss incurred as the result of the nonmonetary transactions.

For the fiscal year ended June 30, 2020, total inventories decreased $63,092,808, or 38.9%, to $98,921,081 from $162,013,889 for the fiscal year ended June 30, 2019. This decrease was mainly due to the decrease in raw materials which is from $102,268,620 to $43,177,071. In the second and third quarters of fiscal year 2020, the bad weather lasted a long time in Pinggu, which is a mountainous area where Gufeng locates. The frequent rainfall and snowfall caused the damaged of Gufeng’s warehouse. As a result, the inventories were seriously damaged. After comprehensive consideration and evaluation, the company confirmed the loss of $39,643,198 of raw materials in the fiscal year 2020. This impairment loss is reported in the General and Administrative expenses.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	June 30,
	2020	2019
Building and improvements	$37,799,650	$38,877,508
Auto	3,207,619	3,391,040
Machinery and equipment	17,601,852	18,125,539
Agriculture assets	-	741,044
Total property, plant and equipment	58,609,121	61,135,130
Less: accumulated depreciation	(35,680,787)	(34,465,192)
Total	$22,928,334	$26,669,938

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2020	2019
Land use rights, net	$8,850,905	$9,341,327
Technology patent, net	2,069	3,004
Customer relationships, net	908,933	2,174,564
Non-compete agreement	230,669	436,634
Trademarks	5,759,049	5,925,920
Total	$15,751,625	$17,881,449

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,355,663). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1, 045,950 (or $148,002). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,030,842). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30, 2019	Foreign Currency Adjustment	Amortization	June 30, 2020
Land use rights	$11,868,721	(334,215)		11,534,506
Less: accumulated amortization	(2,527,394)		(156,207)	(2,683,601)
Total land use rights, net	$9,341,327	(334,215)	(156,207)	8,850,905

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $831,322) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,301,800) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2020, this technology patent is fully amortized.

On June 30, 2016, the Company acquired Xingyulei and Xindeguo. The fair value on the acquired technology patent was estimated to be RMB26,648 (or $3,771) and RMB3,000(or $425) respectively.

The technology know-how consisted of the following:

	June 30,	Foreign Currency		June 30,
	2019	Adjustment	Amortization	2020
Technology know-how	$2,199,247	(61,930)		$2,137,317
Less: accumulated amortization	(2,196,243)	61,098	(103)	(2,135,248)
Total technology know-how, net	$3,004	(832)	(103)	$2,069

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $9,197,500) and is amortized over the remaining useful life of ten years. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB14,729,602 (or $2,084,239) and is amortized over the remaining useful life of seven to ten years.

	June 30,	Foreign Currency		June 30,
	2019	Adjustment	Amortization	2020
Customer relationships	$11,608,629	(326,890)		$11,281,739
Less: accumulated amortization	(9,434,065)		(938,741)	(10,372,806)
Total customer relationships, net	$2,174,564	(326,890)	(938,741)	$908,933

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $186,780) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,843,439 (or $968,347) and is amortized over the remaining useful life of five years using the straight-line method.

	June 30,	Foreign Currency		June 30,
	2019	Adjustment	Amortization	2020
Non-compete agreement	$1,188,597	(33,470)		$1,155,127
Less: accumulated amortization	(751,963)		(172,495)	(924,458))
Total non-compete agreement, net	$436,634	(33,470)	(172,495)	$230,669

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks was estimated to be RMB40,700,000 (or $5,759,050) and is subject to an annual impairment test. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired trademarks was estimated to be RMB29,648 (or $4,195) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Years Ending June 30,	Expense ($)
2021	812,591
2022	586,726
2023	548,263
2024	395,530
2025	329,007

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to rent the land use for the Company. As of June 30, 2020, the balance of other non-current assets was $12,843,512, which was the rental fee advances for agriculture lands that the Company engaged in Shiquan County from 2020 to 2027.

In March 2017, Jinong entered into the rental agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The rental agreement was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate rental fee was approximately RMB 13 million per annum, The Company had made 10-year advances of rental fee per rental terms. The Company has amortized $1.9 million as expenses for the year ended June 30, 2020 and $2.0 million as expenses for the year ended June 30, 2019.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Estimated amortization expenses of the rental advance payments herein for the next four twelve-month periods ended June 30 and thereafter are as follows:

Years ending June 30,
2021	$1,899,638
2022	$1,899,638
2023	$1,899,638
2024	$1,899,638
2025 and thereafter	$5,244,962

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2020	2019
Payroll payable	$23,435	$24,891
Welfare payable	145,270	149,479
Accrued expenses	7,640,130	6,847,041
Other payables	6,211,818	4,886,202
Other levy payable	118,671	122,109
Total	$14,139,324	$12,029,722

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,608,250). During the year ended June 30, 2020 and 2019 Yuxing has sold approximately $1,200,090 and $604,073 products to 900LH.com.

The amount due from 900LH.com to Yuxing was 0 and 0 as of June 30, 2020 and 2019, respectively.

As of June 30, 2020, and June 30, 2019, the amount due to related parties was $4,212,407 and $3,641,945, respectively. As of June 30, 2020, and June 30, 2019, $990,500 and $1,019,200, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest bearing loans that are due on demand. These loans are not subject to written agreements.

As of June 30, 2020, the Company’s subsidiary, Jinong, owed 900LH.com. $11,819

On July 1, 2018, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,464).

NOTE 10 – LOAN PAYABLES

As of June 30, 2020, the short-term loan payables consisted of two loans which mature on dates ranging from June 16, 2021 through June 22, 2021 with interest rates ranging from 5.22% to 5.66%. No. 1 and 2 below are collateralized by Tianjuyuan’s land use right and building ownership right. Loan No. 2 is also guaranteed by the cash deposit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2019
1	Postal Saving Bank of China - Pinggu Branch	June 17, 2020-June 16, 2021	5.66%	2,122,500
2	Beijing Bank -Pinggu Branch	June 22, 2020-June 22, 2021	5.22%	1,415,000
	Total			$3,537,500

The interest expense from short-term loans was $278,328 and $318,122 for the year ended June 30, 2020 and 2019, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,216,500) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2020	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,698,000) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

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

The Company determined that the fair value of the convertible notes payable was RMB 0 ($0) and RMB 51,629,859 ($7,517,307) as of June 30, 2020 and June 30, 2019, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of June 30, 2020, the accumulated amortization of this discount into accretion expenses was $1,375,499.  As of June 30, 2019, the accumulated amortization of this discount into accretion expense was $1,333,792.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2020 and 2019 of $2,344,928 and $6,497,340, respectively, which is mainly due to the operating income from VIEs. VIEs is subject to 25% EIT rate and thus it made provision for income taxes of $892,719 and $3,482,862 for the years ended June 30, 2020 and 2019, respectively.

Value-Added Tax

All the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 13% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “Reinstatement of VAT for Fertilizer Products”, and Notice #97, “Supplementary Reinstatement of VAT for Fertilizer Products”, which restore the VAT of 13% of the gross sales price on certain fertilizer products includes non-organic fertilizer products starting from September 1, 2015, but granted taxpayers a reduced rate of 3% from September 1, 2015 through June 30, 2016.

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

JUNE 30, 2020

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2020	2019
VAT provision	$(257,068)	$(424,535)
Income tax payable	1,704,543	1,550,830
Other levies	1,187,442	1,220,859
Repatriation tax	29,010,535	29,010,535
Total	$31,645,452	$31,357,690

The provision for income taxes consists of the following:

	Years Ended June 30,
	2020	2019
Current tax – foreign	$2,344,928	$6,497,340
Total	$2,344,928	$6,497,340

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2020	2019
Deferred tax assets
Deferred Tax Benefit	33,743,546	15,377,180
Valuation allowance	(33,743,546)	(15,377,180)
Total deferred tax assets	$-	-

The change in valuation allowance for the year ended June 30, 2020 was an increase of $18,366,366 which was resulted from an increase in the net operating losses generated in USA.

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

As of June 30, 2020, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and the total deferred tax assets is 0.

U.S. Tax Cuts and Jobs Act and Provisional Estimates

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 27.5%. This is the result of using the tax rate of 34% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. For fiscal year 2019 and 2020, our U.S. federal statutory tax rate is 21%.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Tax Rate Reconciliation

Our effective tax rates were approximately -1.7% and 35.9% for years ended June 30, 2020 and 2019, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21.0% and 21.0% to income before income taxes for the years ended June 30, 2020 and 2019 for the following reasons:

June 30, 2020

	China		United States
	15% - 25%		21%		Total

Pretax income (loss)	$(132,851,959)		(1,555,249)		$(134,407,208)

Expected income tax expense (benefit)	(33,212,990)	25.0%	(326,602)	21.0%	(33,539,592)
High-tech income benefits on Jinong	1,814,372	-1.4%	-	-	1,814,372
Losses from subsidiaries in which no benefit is recognized	33,743,546	-25.4%	-	-	33,743,546
Change in valuation allowance on deferred tax asset from US tax benefit	-		326,602	(21.0)%	326,602
Actual tax expense	$2,344,928	-1.8%	$-	%	$2,344,928	-1.7%

June 30, 2019

	China		United States
	15% - 25%		21%		Total

Pretax income (loss)	$19,894,737		(1,807,002)		$18,087,735

Expected income tax expense (benefit)	4,973,684	25.0%	(379,470)	21.0%	4,594,214
High-tech income benefits on Jinong	(697,062)	(3.5)%	-	-	(697,062)
Losses from subsidiaries in which no benefit is recognized	2,220,717	11.2%	-	-	2,220,717
Change in valuation allowance on deferred tax asset from US tax benefit	-		379,470	(21.0)%	379,470
Actual tax expense	$6,497,340	32.7%	$-	%	$6,497,340	35.9%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

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

On June 25, 2019, the Company approved the amendment to its Articles of Incorporation to affect a 1 for 12 reverse stock splits. The number of outstanding shares of the registrant’s common stock on June 30, 2019, was 3,986,912.

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

On February 14, 2020, the Company issued 377,650 shares of common stock at the price of $5.00 per share to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on January 1, 2017 with amount of RMB12,000,000 ($1,726,619) and matured on January 1, 2020 with total amount of RMB13,112,723 ($1,888,250) included interests.

As of June 30, 2020, and June 30, 2019, there were 6,350,129 and 3,986,912 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2020, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 14 – STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2020 and 2019.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 15 – CONCENTRATIONS AND LITIGATION

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

Vendor and Customer Concentration

There was no vendor that the Company purchased over 10% of its raw materials for fertilizer manufacturing during the year ended June 30, 2020.

There were two vendors from which the Company purchased 10.8% and 10.6%, respectively, of its raw materials for fertilizer manufacturing during the year ended June 30, 2019. Total purchases from these two vendors amounted to $51,459,699 as June 30, 2019

Two customers accounted for an aggregate amount of $42,091,565, or 10.5% and 10.4%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2020.

Two customers accounted for an aggregate amount of $35,303,527, or 7.4% and 7.3%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2019.

Litigation

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company has moved to dismiss the litigation and for attorney’s fees from the plaintiff. The motions are pending.

NOTE 16 – SEGMENT REPORTING

As of June 30, 2020, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
	2020	2019
Revenues from unaffiliated customers:
Jinong	$57,001,659	$76,494,490
Gufeng	119,623,964	136,285,236
Yuxing	9,227,113	10,101,051
Sales VIEs	63,390,760	71,440,026
Consolidated	$249,243,496	$294,320,803

Operating income (expense):
Jinong	$(18,249,504)	$7,288,789
Gufeng	(117,826,339)	14,076,655
Yuxing	413,226	(3,435,206)
Sales VIEs	3,045,528	2,681,521
Reconciling item (1)	-	-
Reconciling item (2)	(1,555,269)	(1,807,011)
Consolidated	$(134,172,358)	$18,804,748

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Net income (loss):
Jinong	$(15,422,166)	$5,925,025
Gufeng	(88,682,298)	10,191,675
Yuxing	425,957	(3,435,659)
Sales VIEs	2,153,503	729,023
Reconciling item (1)	19	9
Reconciling item (2)	(1,555,269)	(1,807,009)
Reconciling item (3)	$(33,671,883)	$(12,668)
Consolidated	$(136,752,136)	$11,590,395
Depreciation and Amortization:
Jinong	$760,535	$788,787
Gufeng	2,070,861	2,144,061
Yuxing	1,179,144	1,242,761
Sales VIEs	687,942	745,169
Consolidated	$4,698,482	$4,920,779
Interest expense:
Jinong	25,593	277,003
Gufeng	278,373	318,122
Yuxing	-	-
Sales VIEs	105	-
Consolidated	$304,071	$595,125

Capital Expenditure:
Jinong	$50,625	$6,862
Gufeng	4,448	47,096
Yuxing	27,794	9,653
Sales VIEs	14,617	-
Consolidated	$97,483	$63,610

	As of
	June 30,	June 30,
	2020	2019
Identifiable assets:
Jinong	$83,055,679	$149,166,251
Gufeng	213,038,203	253,149,321
Yuxing	34,310,053	35,900,242
Sales VIEs	44,715,491	42,269,307
Reconciling item (1)	(33,157,364)	518,158
Reconciling item (2)	166,121	(2,879)
Consolidated	$342,128,183	$481,000,399

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	Reconciling amounts refer to the loss on discontinuing sales VIE of Shenqiu Zhenbai.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2020 and 2019, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 17 – COMMITMENTS AND CONTINGENCIES

On July 1, 2018, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2018 with monthly rent of RMB24,480 (approximately $3,464).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB2,958 ($419).

Accordingly, the Company recorded an aggregate of $46,815 and $$48,257 as rent expenses for the years ended June 30, 2020 and 2019, respectively. The contingent rent expenses herein for the next five years ended June 30, are as follows:

Years ending June 30,
2021	46,815
2022	46,815
2023	46,815
2024	46,815
2025	46,815

NOTE 18 – VARIABLE INTEREST ENTITIES

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

JUNE 30, 2020

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2020 and June 30, 2019:

	June 30,	June 30,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$712,301	$818,312
Accounts receivable, net	33,727,918	29,933,837
Inventories	22,995,075	19,944,011
Other current assets	593,942	475,001
Related party receivable	66	(1,031)
Advances to suppliers	520,901	3,606,384
Total Current Assets	58,550,203	54,776,514

Plant, Property and Equipment, Net	8,513,395	9,753,039
Other assets	59,575	218,549
Intangible Assets, Net	9,391,626	10,212,668
Goodwill	2,510,745	3,208,779
Total Assets	$79,025,544	$78,169,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,416,828	$17,250,276
Customer deposits	86,430	256,489
Accrued expenses and other payables	6,996,544	6,243,753
Amount due to related parties	41,549,931	42,680,723
Total Current Liabilities	65,049,733	66,431,241
Total Liabilities	$65,049,733	66,431,241

Stockholders’ equity	13,975,811	11,738,308

Total Liabilities and Stockholders’ Equity	$79,025,544	$78,169,549

	Years Ended June 30,
	2020	2019
Revenue	$72,617,872	$81,541,077
Expenses	70,038,413	84,247,714
Net income	$2,579,459	$(2,706,637)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 19 – BUSINESS COMBINATIONS

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

JUNE 30, 2020

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

The Company entered these VIE Agreements as a way for the Company to have more control over the distribution of its products. The transactions are accounted for as business combinations in accordance with ASC 805. A summary of the purchase price allocations at fair value is below:

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

JUNE 30, 2020

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

JUNE 30, 2020

NOTE 20 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries net assets as of June 30, 2020 and 2019 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets

	As of June 30,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$65,520	$78,406
Other current assets	169,071	71
Total Current Assets	234,590	78,476

Long-term equity investment	273,573,440	406,084,910
Total long-term assets	273,573,440	406,084,910
Total Assets	$273,808,030	$406,163,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	3,192,986	2,592,986
Other payables and accrued expenses	7,594,602	6,800,194
Total Current Liabilities	11,002,108	9,607,701

Stockholders’ Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 3,986,912 and 3,241,413 shares issued and outstanding as of June 30, 2020 and June 30, 2019, respectively	6,350	3,987
Additional paid in capital	155,455,332	138,012,445
Accumulated other comprehensive income	(34,264,089)	(19,821,211)
Retained earnings	141,608,329	278,360,465
Total Stockholders’ Equity	262,805,922	396,555,686
Total Liabilities and Stockholders’ Equity	$273,808,030	$406,163,387

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

Condensed Statements of Operations

	Year ended June 30,
	2020	2019
Revenue	$-	$-
General and administrative expenses	1,555,269	1,807,010
Interest income	19	9
Provision for tax	-	-
Equity investment in subsidiaries	(135,196,887)	13,397,397
Net income	$(136,752,136)	$11,590,395

Condensed Statements of Cash Flows	Year Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(10,864,886)	$(8,617,776)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	10,852,000	8,679,230
Cash and cash equivalents, beginning balance	78,405	(29,103,559)
Cash and cash equivalents, ending balance	$65,520	$(29,042,104)

Notes to Condensed Parent Company Financial Information

As of June 30, 2020, and 2019, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 21 – OTHER EVENTS

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which was continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in China and in the U.S.

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

Substantially all our revenues are generated in China. Consequently, our results of operations were adversely and materially affected by COVID-19. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

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

JUNE 30, 2020

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2020 had been adversely affected.

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, the COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, the Ebola virus, or other outbreaks. In response to an epidemic or other outbreaks, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. Various impacts arising from severe conditions may cause business disruption, resulting in material, adverse effects to our financial condition and results of operations.

We are taking significant measures to mitigate the financial and operational impacts of COVID-19 as well as additional actions to improve our liquidity through cost reduction and conservation measures.

NOTE 22 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.