Form 10-Q
period 2020-09-30
China Green Agriculture, Inc.
filed 2020-12-30
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,350,129 shares of common stock, $0.001 par value, as of December 30, 2020.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$12,831,922	$11,934,778
Accounts receivable, net	109,201,762	105,693,326
Inventories	107,895,317	98,921,081
Prepaid expenses and other current assets	4,039,103	3,567,912
Amount due from related parties	160,895	66
Advances to suppliers, net	38,142,857	65,081,818
Total Current Assets	272,271,855	285,198,981

Plant, Property and Equipment, Net	23,124,076	22,928,334
Other Assets	279,871	260,362
Other Non-current Assets	10,889,269	10,943,875
Intangible Assets, Net	16,196,501	15,751,625
Goodwill	7,328,798	7,045,006
Total Assets	$330,090,371	$342,128,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,534,919	$17,719,093
Customer deposits	9,223,513	7,342,590
Accrued expenses and other payables	14,840,558	14,139,324
Amount due to related parties	4,253,472	4,212,407
Taxes payable	32,187,519	31,645,452
Short term loans	3,974,400	3,537,500
Interest payable	755,136	725,895
Total Current Liabilities	84,769,518	79,322,261

Total Liabilities	$84,769,518	79,322,261

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 6,350,129 and 6,350,129 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	6,350	6,350
Additional paid-in capital	155,455,332	155,455,332
Statutory reserve	29,909,486	29,743,991
Retained earnings	80,745,930	111,864,338
Accumulated other comprehensive income	(20,796,245)	(34,264,089)
Total Stockholders’ Equity	245,320,853	262,805,922

Total Liabilities and Stockholders’ Equity	$330,090,371	$342,128,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2020	2019
Sales
Jinong	$14,529,312	$19,054,816
Gufeng	15,828,203	16,323,217
Yuxing	2,423,488	2,539,711
VIEs - others	11,377,229	12,903,827
Net sales	44,158,232	50,821,571
Cost of goods sold
Jinong	10,685,464	10,492,530
Gufeng	13,977,817	14,454,008
Yuxing	2,042,072	2,051,996
VIEs - others	9,141,210	10,663,790
Cost of goods sold	35,846,563	37,662,324
Gross profit	8,311,669	13,159,247
Operating expenses
Selling expenses	4,711,956	3,630,355
General and administrative expenses	32,944,096	16,341,792
Total operating expenses	37,656,052	19,972,147
Income (loss) from operations	(29,344,383)	(6,812,900)
Other income (expense)
Other income (expense)	(5,165)	(30,191)
Interest income	22,405	53,624
Interest expense	(56,768)	(77,202)
Total other income (expense)	(39,528)	(53,769)
Income (loss) before income taxes	(29,383,911)	(6,866,668)
Provision for income taxes	1,506,003	449,131
Net income (loss)	$(30,952,914)	$(7,315,799)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	13,467,844	(17,367,485)
Comprehensive income (loss)	$(17,485,070)	$(24,683,284)

Basic weighted average shares outstanding	6,350,129	4,504,510
Basic net earnings per share	$(4.87)	$(1.62)

Diluted weighted average shares outstanding	6,350,129	4,504,510
Diluted net earnings per share	$(4.87)	$(1.62)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	29,743,991	111,864,338	(34,264,089)	262,805,922

Net income (loss)					(30,952,914)		(30,952,914)

Transfer to statutory reserve				165,495	(165,495)		-

Other comprehensive income (loss)						13,467,844	13,467,844

BALANCE, SEPTEMBER 30, 2020	6,350,129	$6,350	$155,455,332	$29,909,486	$80,745,930	$(20,796,245)	$245,320,853

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	31,237,891	247,122,574	(19,821,211)	396,555,685

Net income (loss)					(7,315,799)		(7,315,799)

Issuance of stock	931,000	931	10,251,069				10,252,000

Stock issued for accrued expenses	59,567	60	329,940				330,000

Transfer to statutory reserve				68,903	(68,903)

Other comprehensive income (loss)						(17,367,484)	(17,367,484)

BALANCE, SEPTEMBER 30, 2019	4,977,479	$4,978	$148,593,454	$31,306,794	$239,737,872	$(37,188,696)	$382,454,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(30,952,914)	$(7,315,799)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	920,432	1,188,190
Provision for losses on accounts receivable	17,562,141	13,943,912
Gain (Loss) on disposal of property, plant and equipment	1,528	33,435
Amortization of debt discount	-	20,899)
Inventories impairment	12,910,479	-
Change in fair value of derivative liability	-	(15,104)
Changes in operating assets
Accounts receivable	(16,826,575)	(13,514,247)
Amount due from related parties	(157,905)	(80,911)
Other current assets	(328,204)	(652,477)
Inventories	(17,809,274)	8,879,490
Advances to suppliers	29,023,657	2,317,991
Other assets	486,453	454,095
Changes in operating liabilities
Accounts payable	1,090,518	(924,134)
Customer deposits	1,556,349	(92,725)
Tax payables	428,007	(1,674,708)
Accrued expenses and other payables	441,796	505,315
Interest payable	-	6,412
Net cash provided by (used in) operating activities	(1,653,512)	3,079,634

Cash flows from investing activities
Purchase of plant, property, and equipment	(21,112)	(11,401)
Change in construction in process	(8,855)	(7,195)
Net cash provided by (used in) investing activities	(29,967)	(18,596)

Cash flows from financing activities
Proceeds from the sale of common stock	-	10,252,000
Proceeds from loans	294,400	279,600
Advance from related party	-	200,000
Net cash provided by (used in) financing activities	294,400	10,731,600

Effect of exchange rate change on cash and cash equivalents	2,286,224	(3,098,502)
Net increase in cash and cash equivalents	897,144	10,694,136

Cash and cash equivalents, beginning balance	11,934,778	72,259,804
Cash and cash equivalents, ending balance	$12,831,922	$82,953,940

Supplement disclosure of cash flow information
Interest expense paid	$56,768	$70,789
Income taxes paid	$78,562	$2,661,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Unless the context indicates otherwise, as used in this Report, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the in PRC controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), and (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”).

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

The Company’s corporate structure as of September 30, 2020 is set forth in the diagram below:

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, and the VIE Companies. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to the recent pandemic outbreak of the novel coronavirus (“COVID-19”).

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of September 30, 2020, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2020 and June 30, 2020 were $12,790,017 and $11,866,308, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $41,905 and $68,470 in cash in two banks in the United States as of September 30, 2020 and June 30, 2020, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of September 30, 2020, and June 30, 2020, the Company had accounts receivable of $109,201,762 and $105,693,326, net of allowance for doubtful accounts of $24,860,835 and $38,466,200, respectively. The company recorded bad debt expense in the amount of $ 18 million and $ 14 million for three months ended September 30, 2020 and 2019, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of September 30, 2020, and 2019, the Company had no reserve for obsolete goods.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2020 and 2019, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2020, and June 30, 2020, the Company had customer deposits of $9,223,513 and $7,342,590, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30,
	2020	2019
Net income (loss) for Basic Earnings Per Share	$(30,952,914)	$(7,315,799)
Basic Weighted Average Number of Shares	6,350,129	4,504,510
Net income (loss) Per Share – Basic	$(4.87)	$(1.62)
Net income (loss) for Diluted Earnings Per Share	$(30,952,914)	$(7,315,799)
Diluted Weighted Average Number of Shares	6,350,129	4,504,510
Net income (loss) Per Share – Diluted	$(4.87)	$(1.62)

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018-15 requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40, “Intangibles—Goodwill and Other—Internal-Use Software,” to determine which implementation costs may be capitalized. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-15 can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the impact that adoption of ASU 2019-12 will have on its unaudited condensed consolidated financial statements.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2020 through September 30, 2020. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2020	2020
Raw materials	$39,637,241	$43,177,071
Supplies and packing materials	$466,880	$465,746
Work in progress	$383,552	$374,756
Finished goods	$67,407,644	$54,903,508
Total	$107,895,317	$98,921,081

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2020	2020
Building and improvements	$39,322,322	$37,799,650
Auto	3,325,579	3,207,619
Machinery and equipment	18,312,530	17,601,852
Total property, plant and equipment	60,960,431	58,609,121
Less: accumulated depreciation	(37,836,354)	(35,680,787)
Total	$23,124,076	$22,928,334

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2020	2020
Land use rights, net	$9,148,309	$8,850,905
Technology patent, net	2,042	2,069
Customer relationships, net	865,518	908,933
Non-compete agreement	189,592	230,669
Trademarks	5,991,040	5,759,049
Total	$16,196,501	$15,751,625

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,772,817). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $153,964). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,072,367). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2020	2020
Land use rights	$11,999,147	11,534,506
Less: accumulated amortization	(2,850,838)	(2,683,601)
Total land use rights, net	$9,148,309	8,850,905

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $864,810) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,354,240) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2020, this technology patent is fully amortized.

The technology know-how consisted of the following:

	September 30,	June 30,
	2020	2020
Technology know-how	$2,223,414	$2,137,317
Less: accumulated amortization	(2,221,373)	(2,135,248)
Total technology know-how, net	$2,042	$2,069

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,568,000) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16,472,179 (or $2,424,705) and is amortized over the remaining useful life of seven to ten years.

	September 30,	June 30,
	2020	2020
Customer relationships	$11,736,197	$11,281,739
Less: accumulated amortization	(10,870,679)	(10,372,806)
Total customer relationships, net	$865,518	$908,933

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $194,304) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,150,683 (or $905,381) and is amortized over the remaining useful life of five years using the straight-line method.

	September 30,	June 30,
	2020	2020
Non-compete agreement	$1,201,657	$1,155,127
Less: accumulated amortization	(1,012,065)	(924,458)
Total non-compete agreement, net	$189,592	$230,669

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $5,991,040) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2021	784,659
2022	591,115
2023	535,304
2024	389,121
2025	342,150

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of September 30, 2020, the balance of other non-current assets was $10,889,269, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2021 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $0.5 million and $0.5 million as expenses for the three months ended September 30, 2020 and 2019, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended September 30 and thereafter are as follows:

Twelve months ending September 30,
2022	$1,976,160
2023	$1,976,160
2024	$1,976,160
2025 and thereafter	$4,960,789

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2020	2020
Payroll and welfare payable	$122,784	$168,705
Accrued expenses	8,071,274	7,640,130
Other payables	6,523,049	6,211,818
Other levy payable	123,451	118,671
Total	$14,840,558	$14,139,324

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,753,600). For the three months Ended September 30, 2020 and 2019, Yuxing has sold approximately $169,722 and $199,469 products to 900LH.com.

As of September 30, 2020, and June 30, 2020, the amount due to related parties was $4,253,472 and $4,212,407, respectively.  As of September 30, 2020, and June 30, 2020, $1,030,400 and $990,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

As of September 30, 2020, and June 30, 2020, the Company’s subsidiary, Jinong, owed 900LH.com $404,623 and $11,819, respectively.

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,603).

NOTE 10 – LOAN PAYABLES

As of September 30, 2020, the short-term loan payables consisted of three loans which mature on dates ranging from June 17, 2020 through August 5, 2021 with interest rates ranging from 5.22% to 5.66%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2020
1	Postal Saving Bank of China - Pinggu Branch	June 17, 2020-June 16, 2021	5.66%	2,208,000
2	Beijing Bank - Pinggu Branch	June 22, 2020-June 22, 2021	5.22%	1,472,000
3	Postal Saving Bank of China - Pinggu Branch	August 6, 2020-August 5, 2021	5.66%	294,400
	Total			$3,974,400

The interest expense from short-term loans was $56,768 and $70,789 for the period ended September 30, 2020 and 2019, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,507,200) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2020	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,766,400) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

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

The Company determined that the fair value of the convertible notes payable was 0 as of September 30, 2020 and June 30, 2020. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of September 30, 2020, the accumulated amortization of this discount into accretion expenses was $1,375,499. As of September 30, 2019, the accumulated amortization of this discount into accretion expenses was $1,354,691.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three-month period ended September 30, 2020 and 2019 of $1,569,003 and $449,131, respectively, which is mainly due to the operating income from Jinong and VIEs.

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

On April 28, 2017, the PRC State of Administration of Taxation (SAT) released Notice 2017 #37, “Notice on Policy of Reduced Value Added Tax Rate,” under which, effective July 1, 2017, all the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 11% of the gross sales price. The tax rate was reduced 2% from 13%.

On April 4, 2018, the PRC State of Administration of Taxation (SAT) released Notice 2018 #32, “Notice on Adjustment of VAT Tax Rate,” under which, effective May 1, 2018, all the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 10% of the gross sales price. The tax rate was reduced 1% from 11%.

On March 20, 2019, the PRC State of Administration of Taxation (SAT) released Notice 2019 #39, “Announcement on Policies Concerning Deepening the Reform of Value Added Tax,” under which, effective April 1, 2019, all the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 9% of the gross sales price. The tax rate was reduced 1% from 10%.

Income Taxes and Related Payables

	Sept 30,	June 30,
	2020	2020
VAT provision	$(249,770)	$(257,068)
Income tax payable	2,045,268	1,704,543
Other levies	1,381,486	1,187,442
Repatriation tax	29,010,535	29,010,535
Total	$32,187,519	$31,645,452

The provision for income taxes consists of the following

	September 30,	September 30,
	2020	2019
Current tax - foreign	$1,569,003	$449,131
Deferred tax	-	-
Total	$1,569,003	$449,131

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2020	2020
Deferred tax assets
Deferred Tax Benefit	8,065,107	33,743,546
Valuation allowance	(8,065,107)	(33,743,546)
Total deferred tax assets	$-	-

Tax Rate Reconciliation

Our effective tax rates were approximately -5.3% and -6.5% for the three Months Ended September 30, 2020 and 2019, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the three months Ended September 30, 2020 and 2019 for the following reasons:

September 30, 2020

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(28,928,034)		(455,876)		$(29,383,911)

Expected income tax expense (benefit)	(7,232,009)	25.0%	(95,734)	21.0%	(7,327,742)
High-tech income benefits on Jinong	(178,593)	0.6%	-	-	(178,593)
Losses from subsidiaries in which no benefit is recognized	8,065,107	(27.9)%	-	-	8,065,107
Change in valuation allowance on deferred tax asset from US tax benefit	914,498	(3.2)%	95,734	(21.0)%	1,010,232
Actual tax expense	$1,596,003	(5.4)%	$-	-%	$1,569,003	(5.3)%

September 30, 2019

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(6,527,995)		(338,673)		$(6,866,668)

Expected income tax expense (benefit)	(1,631,999)	25.0%	(71,121)	21.0%	(1,703,120)
High-tech income benefits on Jinong	(61,659)	0.9%	-	-	(61,659)
Losses from subsidiaries in which no benefit is recognized	2,142,789	(32.8)%	-	-	2,142,789
Change in valuation allowance on deferred tax asset from US tax benefit	-		71,121	(21.0)%	71,121
Actual tax expense	$449,131	(6.9)%	$-	-%	$449,131	(6.5)%

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the quarter ended September 30, 2020.

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

As of September 30, 2020, and June 30, 2020, there were 6,350,129 and 6,350,129 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2020, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There were five vendors from which the Company purchased more than 10% of its raw materials, with the total of 65.8% of its raw materials for the three months ended September 30, 2020. Total purchases from these vendors are $38,276,289 for the three-month period ended September 30, 2020.

There was only one vendor from which the Company purchased more than 10% of its raw materials, with the total of 10.6% of its raw materials for the three months ended September 30, 2019. Total purchases from this vendor are $1,859,830 for the three-month period ended September 30, 2019.

No customer accounted for over 10% of the Company’s sales for the three months Ended September 30, 2020 and 2019.

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

NOTE 15 – SEGMENT REPORTING

The Company is organized into four main business segments, based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income (expense) and net income (loss) produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income (loss) by segment.

	Three Months Ended September 30,
Revenues from unaffiliated customers:	2020	2019
Jinong	$14,529,312	$19,054,816
Gufeng	15,828,203	16,323,217
Yuxing	2,423,488	2,539,711
Sales VIEs	11,377,229	12,903,827
Consolidated	$44,158,232	$50,821,571

Operating income (expense):
Jinong	$1,758,677	$578,043
Gufeng	(31,136,234)	(11,500,258
Yuxing	137,213	154,678
Sales VIEs	351,837	4,293,317
Reconciling item (1)	-	-
Reconciling item (2)	(455,876)	(338,680)
Consolidated	$(29,344,383)	$(6,812,900)

Net income (loss):
Jinong	$1,518,043	$524,101
Gufeng	(31,193,670)	(11,511,954)
Yuxing	136,909	154,555
Sales VIEs	(31,272)	3,868,486
Reconciling item (1)	-	6
Reconciling item (2)	(1,370,374)	(338,680)
Reconciling item (3)	(12,550)	(12,315)
Consolidated	$(30,095,914)	$(7,315,800)

Depreciation and Amortization:
Jinong	$192,578	$191,078
Gufeng	305,111	520,335
Yuxing	298,796	295,654
Sales VIEs	123,949	181,123
Consolidated	$920,432	$1,188,190

Interest expense:
Jinong	-	6,412
Gufeng	56,768	70,789
Sales VIEs	-	1
Consolidated	$56,768	$77,202

Capital Expenditure:
Jinong	$3,667	$4,578
Gufeng	17,445	-
Yuxing	-	6,823

Consolidated	$21,112	$11,401

	As of
	September 30,	June 30,
	2020	2020
Identifiable assets:
Jinong	$89,802,390	$83,055,679
Gufeng	189,881,663	213,038,203
Yuxing	35,894,886	34,310,053
Sales VIEs	48,594,814	44,715,491
Reconciling item (1)	(34,249,503)	(33,157,364)
Reconciling item (2)	166,121	166,121
Consolidated	$330,090,371	$342,128,183

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,603).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $435).

Accordingly, the Company recorded an aggregate of $11,897 and $11,729 as rent expenses from these committed property leases for the three-month periods ended September 30, 2020 and 2019, respectively. The contingent rent expenses herein for the next five twelve-month periods ended September 30, are as follows:

Years ending September 30,
2021	$47,586
2022	47,586
2023	47,586
2024	47,586
2025	47,586

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

The Company has concluded, based on the contractual arrangements, that Yuxing is a VIE and that the Company’s wholly-owned subsidiary, Jinong, absorbs much of the risk of loss from the activities of Yuxing, thereby enabling the Company, through Jinong, to receive a majority of Yuxing expected residual returns.

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and June 30, 2020:

	September 30,	June 30,
	2020	2020

ASSETS
Current Assets
Cash and cash equivalents	$667,378	$712,301
Accounts receivable, net	36,848,525	33,727,918
Inventories	22,740,149	22,995,075
Other current assets	822,549	593,942
Related party receivable	160,895	66
Advances to suppliers	2,371,607	520,901
Total Current Assets	63,611,103	58,550,203

Plant, Property and Equipment, Net	8,594,747	8,513,395
Other assets	70,994	59,575
Intangible Assets, Net	9,600,971	9,391,626
Goodwill	2,611,885	2,510,745
Total Assets	$84,489,700	$79,025,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	17,748,704	16,416,828
Customer deposits	610,086	86,430
Accrued expenses and other payables	7,584,304	6,996,544
Amount due to related parties	43,268,066	41,549,931
Total Current Liabilities	$69,211,160	$65,049,733
Total Liabilities	$69,211,160	$65,049,733

Stockholders’ equity	15,278,540	13,975,811

Total Liabilities and Stockholders’ Equity	$84,489,700	$79,025,544

	Three Months Ended September 30,
	2020	2019
Revenue	$13,800,717	$15,443,538
Expenses	13,695,080	11,420,496
Net income (loss)	$105,637	$4,023,042

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

For the discontinuation of Zhenbai made on November 30, 2017, the Company gave up the control of the following assets in Zhenbai:

Working Capital	$1,179,352
Intangible assets	896,559
Customer Relationship	684,727
Non-compete Agreement	211,833
Goodwill	538,488
Total Asset	$2,614,401

In return, the purchase consideration returned to the Company from Zhenbai’s shareholders is summarized below:

Cash	$461,330
Interest Payable	83,039
Convertible notes	1,724,683
Derivative liability	13,353
Total Payback	$2,282,406
Net Loss	$(331,995)

NOTE 19 – OTHER EVENTS

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

Substantially all our revenues are generated in China. Consequently, our results of operations were adversely and materially affected by COVID-19. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions or suspension of transportation of our products to our customers and our suppliers have been negatively affected, and could continue to be negatively affected, on their ability to supply our demands;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue;

●	we may have to provide significant sales incentives to our customers in response to the outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	the business operations of our customers and suppliers have been and could continue to be negatively impacted by the outbreak, result in loss of customers or disruption of our services, which may in turn materially adversely affect our financial condition and operating results;

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;

●	many of our customers, distributors, suppliers and other partners are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted;

●	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak, which could materially adversely affect our stock price;

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2020 and first quarter of fiscal year of 2021 had been adversely affected.

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, the COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, the Ebola virus, or other outbreaks. In response to an epidemic or other outbreaks, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period. Various impacts arising from severe conditions may cause business disruption, resulting in material, adverse effects to our financial condition and results of operations.

We are taking significant measures to mitigate the financial and operational impacts of COVID-19 as well as additional actions to improve our liquidity through cost reduction and conservation measures.

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after September 30, 2020 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as the slow-down of the macro-economic environment in China and its impact on economic growth in general, the competition in the fertilizer industry and the impact of such competition on pricing, revenues and margins, the weather conditions in the areas where our customers are based, the cost of attracting and retaining highly skilled personnel, the prospects for future acquisitions, and the factors set forth elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements. With these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur. You should not place undue reliance on the forward-looking statements contained in this report.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 68.7% and 69.6% of our total revenues for the three months Ended September 30, 2020 and 2019, respectively. The sales VIEs generated 25.8% and 25.4% of our revenues for the three months Ended September 30, 2020 and 2019, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of September 30, 2020, we had developed and produced a total of 730 different fertilizer products in use, of which 145 were developed and produced by Jinong, 334 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2019 to 2020
	2020	2019	Amount	%
	(metric tons)
Jinong	15,871	18,623	(2,752)	-14.8%
Gufeng	44,824	52,451	(7,627)	-14.5%
	60,695	71,074	(10,379)	-14.6%

	Three Months Ended September 30,
	2020	2019
	(revenue per tons)
Jinong	$930	$1,035
Gufeng	345	311

For the three months ended September 30, 2020, we sold approximately 60,695 tons of fertilizer products, as compared to 71,704 metric tons for the three months ended September 30, 2019. For the three months ended September 30, 2020, Jinong sold approximately 15,871 metric tons of fertilizer products, as compared to 18,623 metric tons for the three months ended September 30, 2019. For the three months ended September 30, 2020, Gufeng sold approximately 44,824 metric tons of fertilizer products, as compared to52, 451 metric tons for the three months ended September 30, 2019.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 59.7% of our fertilizer revenue for the three months ended September 30, 2020. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (26.2%), Heilongjiang (10.9%), Inner Mongolia (9.1%), Liaoning (8.5%) and Shaanxi (4.9%).

As of September 30, 2020, we had a total of 1,924 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,096 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 5.2% of its fertilizer revenues for the three months ended September 30, 2020. Gufeng had 330 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 81.0% of its revenues for the three months ended September 30, 2020.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 95.2% of our agricultural products revenue for the three months ended September 30, 2020 were Shaanxi (87.8%), Shanghai (5.7%), and Beijing (1.7%).

Recent Developments

New Products

During the three months ended September 30, 2020, Jinong did not launch any new fertilizer product and added 101 new distributors. During the three months ended September 30, 2020, Gufeng did not launch any new fertilizer products and did not add any new distributor.

Strategic Acquisitions

On June 30, 2016 and January 1, 2017, through Jinong, we entered (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,291,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $8,807,400) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended September 30, 2020 Compared to the Three Months ended September 30, 2019.

	2020	2019	Change $	Change %
Sales
Jinong	$14,529,312	$19,054,816	(4,525,504)	-23.7%
Gufeng	15,828,203	16,323,217	(495,014)	-3.0%
Yuxing	2,423,488	2,539,711	(116,223)	-4.6%
Sales VIEs	11,377,229	12,903,827	(1,526,598)	-11.8%
Net sales	44,158,232	50,821,571	(6,663,339)	-13.1%
Cost of goods sold
Jinong	10,685,464	10,492,530	192,934	1.8%
Gufeng	13,977,817	14,454,008	(476,191)	-3.3%
Yuxing	2,042,072	2,051,996	(9,924)	-0.5%
Sales VIEs	9,141,210	10,663,790	(1,522,580)	-14.3%
Cost of goods sold	35,846,563	37,662,324	(1,815,761)	-4.8%
Gross profit	8,311,669	13,159,247	(4,847,578)	-36.8%
Operating expenses
Selling expenses	4,711,956	3,630,355	1,081,601	29.8%
General and administrative expenses	32,944,096	16,341,792	16,602,304	101.6%
Total operating expenses	37,656,052	19,972,147	17,683,905	88.5%
Income (loss) from operations	(29,344,383)	(6,812,900)	(22,531,483)	330.7%
Other income (expense)
Other income (expense)	(5,165)	(30,191)	25,026	-82.9%
Interest income	22,405	53,624	(31,219)	-58.2%
Interest expense	(56,768)	(77,202)	20,434	-26.5%
Total other income (expense)	(39,528)	(53,769)	14,241	-26.5%
Income (loss) before income taxes	(29,383,911)	(6,866,668)	(22,517,242)	327.9%
Provision for income taxes	1,569,003	449,131	1,119,872	249.3%
Net income (loss)	$(30,952,914)	$(7,315,799)	(23,637,114)	323.1%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	13,467,844	(17,367,485)	30,835,329	-177.5%
Comprehensive income (loss)	$(17,485,070)	$(24,683,284)	7,198,125	-29.2%

Net Sales

Total net sales for the three months ended September 30, 2020 were $44,158,232 a decrease of $6,663,339 or 13.1%, from $50,821,571 for the three months ended September 30, 2019. This decrease was principally a result of the negative impact on sales volumes due to the COVID-19 pandemic, especially for Jinong’s and VIEs’ net sales.

For the three months ended September 30, 2020, Jinong’s net sales decreased $4,525,504, or 23.7%, to $14,529,312 from $19,054,816 for the three months ended September 30, 2019. This decrease was mainly due to Jinong’s lower sales volume in the last three months. Jinong sold approximately 15,871 metric tons of fertilizer products for the three months ended September 30, 2020, decreased 2,752 tons or 14.8%, as compared to 18,623 metric tons for the three months ended September 30, 2019.

For the three months ended September 30, 2020, Gufeng’s net sales were $15,828,203, a decrease of $495,014, or 3.0%, from $16,323,217 for the three months ended September 30, 2019. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 44,824 metric tons of fertilizer products for the three months ended September 30, 2020, decreased 7,627 tons or 14.5%, as compared to 52,451 metric tons for the three months ended September 30, 2019.

For the three months ended September 30, 2020, Yuxing’s net sales were $2,423,488, a decrease of $116,223 or 4.6%, from $2,539,711 for the three months ended September 30, 2019. The decrease was mainly due to the decrease in market demand during the three months ended September 30, 2020.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2020 was $35,846,563, a decrease of $1,815,761, or 4.8%, from $37,662,324 for the three months ended September 30, 2019. The decrease was mainly due to 14.3% decrease in VIEs’ cost of goods sold.

Cost of goods sold by Jinong for the three months ended September 30, 2020 was $10,685,464, an increase of $192,934, or 1.8%, from $10,492,530 for the three months ended September 30, 2019. The increase in cost of goods was primarily due to higher product cost in the fiscal year 2021.

Cost of goods sold by Gufeng for the three months ended September 30, 2020 was $13,977,817, a decrease of $476,191, or 3.3%, from $14,454,008 for the three months ended September 30, 2019. This decrease was primarily due to the 3.0% decrease in net sale in the fiscal year 2021.

For three months ended September 30, 2020, cost of goods sold by Yuxing was $2,042,072, a decrease of $9,924, or 0.5%, from $2,051,996 for the three months ended September 30, 2019. This decrease was mainly due to Yuxing’s lower net sales in the fiscal year 2021.

Gross Profit

Total gross profit for the three months ended September 30, 2020 decreased by $4,847,578, or 36.8%, to $8,311,669, as compared to $13,159,247 for the three months ended September 30, 2019. Gross profit margin was 18.8% and 25.9% for the three Months Ended September 30, 2020 and 2019, respectively.

Gross profit generated by Jinong decreased by $4,718,438, or 55.1%, to $3,843,848 for the three months ended September 30, 2020 from $8,562,286 for the three months ended September 30, 2019. Gross profit margin from Jinong’s sales was approximately 26.5% and 44.9% for the three Months Ended September 30, 2020 and 2019, respectively. The decrease in gross profit margin was mainly due to the lower sales prices and higher product cost for Jinong in the fiscal year 2021. Jinong’s revenue per ton was $930 for three months ended September 30, 2020, decreased $106 or 10.2%, compared to $1,035 for three months ended September 30, 2019.

For the three months ended September 30, 2020, gross profit generated by Gufeng was $1,850,386, a decrease of $18,823, or 1.0%, from $1,869,209 for the three months ended September 30, 2019. Gross profit margin from Gufeng’s sales was approximately 11.7% and 11.5% for the three Months Ended September 30, 2020 and 2019, respectively. The increase in gross profit percentage was mainly due to the increase in unit sales price. Gufeng’s revenue per ton was $345 for three months ended September 30, 2020, increased $34 or 11.0%, compared to $311 for three months ended September 30, 2019.

For the three months ended September 30, 2020, gross profit generated by Yuxing was $381,416, a decrease of $106,299, or 21.8% from $487,715 for the three months ended September 30, 2019. The gross profit margin was approximately 15.7% and 19.2% for the three months Ended September 30, 2020 and 2019, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Gross profit generated by VIEs decreased by $4,017, or 0.2%, to $2,236,020 for the three months ended September 30, 2020 from $2,240,037 for the three months ended September 30, 2019. Gross profit margin from VIE’s sales was approximately 19.7% and 17.4% for the three months Ended September 30, 2020 and 2019, respectively, which was slightly increased.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $4,711,956, or 10.7%, of net sales for the three months ended September 30, 2020, as compared to $3,630,355, or 7.1%, of net sales for the three months ended September 30, 2019, an increase of $1,081,601, or 29.8%. The increase was mainly due to $907,840 increase in advertising and promotion expense for Jinong to respond lower market demand in the fiscal year 2021.

The selling expenses of Jinong for the three months ended September 30, 2020 were $4,256,637 or 29.3% of Jinong’s net sales, as compared to selling expenses of $3,300,195 or 17.3% of Jinong’s net sales for the three months ended September 30, 2019. The selling expenses of Yuxing were $11,817 or 0.5% of Yuxing’s net sales for the three months ended September 30, 2020, as compared to $9,352 or 0.4% of Yuxing’s net sales for the three months ended September 30, 2019. The selling expenses of Gufeng were $67,481 or 0.4% of Gufeng’s net sales for the three months ended September 30, 2020, as compared to $69,291 or 0.4% of Gufeng’s net sales for the three months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $32,944,096, or 74.6% of net sales for the three months ended September 30, 2020, as compared to $16,341,792, or 32.2% of net sales for the three months ended September 30, 2019, an increase of $16,602,304, or 101.6%. The increase in general and administrative expenses was mainly due to higher bad debts expense for Gufeng. Gufeng’s bad debts expense increased $19,648,882 for the three months ended September 30, 2020 comparing with same period last year. With the impact of COVID-19 pandemic, the overdue outstanding accounts receivable increased significantly comparing with the previous years. Numerous distributors encountered significant difficulties and/or hardships in their business amid the pandemic. The company accrued bad debts expense based on the principle of conservatism, which increased the General and Administrative Expenses.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2020 was $39,528, as compared to $53,769 for the three months ended September 30, 2019, a decrease in expense of $14,241 or 26.5%. The decrease in total other expense resulted from lower accretion expense. Accretion expense decreased due primarily to the expiration of convertible notes on December 2019 and no accretion expense for fiscal year 2021.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $267,890 for the three months ended September 30, 2020, as compared to $92,488 for the three months ended September 30, 2019, an increase of $175,402, or 189.6%.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the three months ended September 30, 2020, as compared to $(68,276) for the three months ended September 30, 2019, an increase of $68,276, or 100.0%.

Yuxing has no income tax for the three months Ended September 30, 2020 and 2019 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net income (loss)

Net loss for the three months ended September 30, 2020 was $30,952,914, an increase in loss of $23,637,114, or 323.1%, compared to net loss of $7,315,799 for the three months ended September 30, 2019. Net loss as a percentage of total net sales was approximately -70.1% and -14.4% for the three months Ended September 30, 2020 and 2019, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2020, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) makes decisions with respect to resources allocation and performance assessment upon receiving financial information, including revenue, gross margin, operating income and net income (loss) produced from the various general ledger systems; however, net income (loss) by segment is the principal benchmark to measure profit or loss adopted by the CODM.

For Jinong, the net income increased by $993,942, or 189.6%, to $1,518,043 for three months ended September 30, 2020, from $524,101 for the three months ended September 30, 2019. The increase was principally due to lower general and administrative expense.

For Gufeng, the net loss increased by $19,681,716, or 171.0%, to $(31,193,670) for three months ended September 30, 2020 from $(11,511,954) for three months ended September 30, 2019. The increase was principally due to the increase in general and administrative expense.

For Yuxing, the net income decreased $17,646, or 11.4%, to $136,909 for three months ended September 30, 2020 from $154,555 for three months ended September 30, 2019. The decrease was mainly due to lower sales.

For the sales VIEs, the net income (loss) was $(31,272) for period ended September 30, 2020, decreased by $3,899,762, or 100.8%, from $3,868,490 for three months ended September 30, 2019. The decrease was mainly due to the increase in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of September 30, 2020, cash and cash equivalents were $12,831,922, an increase of $897,144, or 7.5%, from $11,934,778 as of June 30, 2020.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(1,653,512)	$3,079,634
Net cash provided by (used in) investing activities	(29,967)	(18,596)
Net cash provided by (used in) financing activities	294,400	10,731,600
Effect of exchange rate change on cash and cash equivalents	2,286,224	(3,098,502)
Net increase in cash and cash equivalents	897,145	10,694,136
Cash and cash equivalents, beginning balance	11,934,778	72,259,804
Cash and cash equivalents, ending balance	$12,831,923	$82,953,940

Operating Activities

Net cash used in operating activities was $1,653,512 for the three months ended September 30, 2020, a decrease of $4,733,146, or 153.7%, from cash provided by operating activities of $3,079,634 for the three months ended September 30, 2019. The decrease was mainly due to a decrease in net income (loss) and increase in inventory during the three months ended September 30, 2020 as compared to the same period in 2019.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2020 was $29,967, compared to cash used in investing activities of $18,596 for the three months ended September 30, 2019. The different was due to Company purchased more plant, property and equipment during the last three months compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2020 was $294,400, compared to $10,731,600 net cash provided in financing activities for the three months ended September 30, 2019, which was largely attribute to $10,252,000 proceeds from the sale of common stock for the three months ended September 30, 2019, compared to 0 in the same period this year.

As of September 30, 2020 and June 30, 2020, our loans payable was as follows:

	September 30,	June 30,
	2020	2020
Short term loans payable:	$3,974,400	$3,537,500
Total	$3,974,400	$3,537,500

Accounts Receivable

We had accounts receivable of $109,201,762 as of September 30, 2020, as compared to $105,693,326 as of June 30, 2020, an increase of $3,508,436, or 3.3%. The increase was primarily attributable to Jinong’s accounts receivable. As of September 30, 2020, Jinong’s accounts receivable was $26,032,559, an increase of $3,635,110, or16.2%, compared to $22,397,449 as of June 30, 2020.

Allowance for doubtful accounts in accounts receivable for the three months ended September 30, 2020 was $24,860,835, a decrease of $13,605,365, or 35.4%, from $38,466,220 as of June 30, 2020. And the allowance for doubtful accounts as a percentage of accounts receivable was 18.5% as of September 30, 2020 and 26.7% as of June 30, 2020.

Deferred assets

We had no deferred assets as of September 30, 2020 and June 30, 2020. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of September 30, 2020.

Inventories

We had inventories of $107,895,317 as of September 30, 2020, as compared to $98,921,081 as of June 30, 2020, an increase of $8,974,236, or 9.1%. The increase was primarily attributable to Gufeng’s inventory. As of September 30, 2020, Gufeng’s inventory was $84,400,261, compared to $75,129,594 as of June 30, 2020, an increase of $9,270,667, or 12.3%.

Advances to Suppliers

We had advances to suppliers of $38,142,857 as of September 30, 2020 as compared to $65,081,818 as of June 30, 2020, representing a decrease of $26,938,961, or 41.4%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $19,534,919 as of September 30, 2020 as compared to $17,719,093 as of June 30, 2020, representing an increase of $1,815,826, or 10.2%. The increase was primarily due to the increase of accounts payable for VIEs. They have accounts payable of $17,643,645 as of September 30, 2020 as compared to $16,315,837 as of June 30, 2020, representing an increase of $1,327,808, or 8.1%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $9,223,513 as of September 30, 2020 as compared to $7,342,590 as of June 30, 2020, representing an increase of $1,880,923, or 25.6%. The increase was mainly attributable to Jinong’s $2,337,177 unearned revenue as of September 30, 2020, compared to $1,645,143 unearned revenue as of June 30, 2020, increased $692,034, or 42.1%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our unaudited condensed consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the most critical accounting policies that currently affect our financial condition and results of operations:

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of September 30, 2020.

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

As of September 30, 2020, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2020, our accumulated other comprehensive loss was $21 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2020 and September 30, 2020, China’s currency increased by a cumulative 4.1% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2020 and June 30, 2020 was $4.0 million and $3.5 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2020. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately nine months.

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

Additional future impacts on the Company may include, but are not limited to, material adverse effects on demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure. To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described above.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended September 30, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: December 30, 2020	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: December 30, 2020	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.