Form 10-Q
period 2020-12-31
China Green Agriculture, Inc.
filed 2021-02-10
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,350,129 shares of common stock, $0.001 par value, as of February 10, 2021.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$9,826,386	$11,934,778
Accounts receivable, net	102,412,975	105,693,326
Inventories, net	90,830,515	98,921,081
Prepaid expenses and other current assets	4,104,630	3,567,912
Amount due from related parties	178,678	66
Advances to suppliers, net	34,409,623	65,081,818
Total Current Assets	241,762,807	285,198,981

Plant, property and equipment, net	23,330,179	22,928,334
Other assets	405,290	260,362
Other non-current assets	10,803,381	10,943,875
Intangible assets, net	16,653,569	15,751,625
Goodwill	7,617,568	7,045,006
Total Assets	$300,572,794	$342,128,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,527,362	$17,719,093
Customer deposits	8,881,013	7,342,590
Accrued expenses and other payables	15,282,706	14,139,324
Amount due to related parties	4,345,258	4,212,407
Taxes payable	32,408,684	31,645,452
Short term loans	4,131,000	3,537,500
Interest payable	784,890	725,895
Total Current Liabilities	83,360,912	79,322,261

Total Liabilities	$83,360,912	79,322,261

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 6,350,129 and 6,350,129 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	6,350	6,350
Additional paid-in capital	155,455,332	155,455,332
Statutory reserve	29,245,366	29,743,991
Retained earnings	41,373,386	111,864,338
Accumulated other comprehensive loss	(8,868,553)	(34,264,089)
Total Stockholders’ Equity	217,211,881	262,805,922

Total Liabilities and Stockholders’ Equity	$300,572,794	$342,128,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Sales
Jinong	$14,901,875	$14,521,485	29,431,187	$33,576,301
Gufeng	22,436,394	22,266,549	38,264,597	38,589,766
Yuxing	2,682,195	2,461,510	5,105,683	5,001,221
VIEs - others	8,320,878	10,315,465	19,698,107	23,219,292
Total net sales	48,341,342	49,565,009	92,499,574	100,386,580
Cost of goods sold
Jinong	10,921,417	10,127,892	21,606,881	20,620,422
Gufeng	19,846,423	19,755,967	33,824,240	34,209,975
Yuxing	2,140,856	2,110,321	4,182,928	4,162,317
VIEs - others	7,008,527	8,750,344	16,149,737	19,414,134
Total cost of goods sold	39,917,223	40,744,524	75,763,786	78,406,848
Gross profit	8,424,119	8,820,485	16,735,788	21,979,732
Operating expenses
Selling expenses	3,349,155	3,856,972	8,061,111	7,487,327
General and administrative expenses	43,537,527	32,761,531	76,481,622	49,103,323
Total operating expenses	46,886,682	36,618,503	84,542,733	56,590,650
Income (loss) from operations	(38,462,563)	(27,798,018)	(67,806,945)	(34,610,918)
Other income (expense)
Other income (expense)	(49,064)	(73,263)	(54,229)	(103,454)
Interest income	20,987	53,262	43,392	106,886
Interest expense	(67,185)	(87,496)	(123,953)	(164,698)
Total other income (expense)	(95,262)	(107,497)	(134,790)	(161,266)
Income (loss) before income taxes	(38,557,825)	(27,905,515)	(67,941,736)	(34,772,183)
Provision for income taxes	(1,478,838)	(824,635)	(3,047,841)	(375,504)
Net income (loss)	(40,036,663)	(27,080,880)	(70,989,577)	(34,396,679)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	11,927,692	10,330,982	25,395,536	(7,036,503)
Comprehensive income (loss)	$(28,108,971)	$(16,749,898)	(45,594,041)	$(41,433,182)

Basic weighted average shares outstanding	6,350,129	5,474,979	6,350,129	4,989,745
Basic net earnings per share	$(6.30)	$(4.95)	(11.18)	$(6.89)

Diluted weighted average shares outstanding	6,350,129	5,474,979	6,350,129	4,989,745
Diluted net earnings per share	(6.30)	(4.95)	(11.18)	(6.89)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	29,743,991	111,864,338	(34,264,089)	262,805,922

Net income (loss)					(70,989,577)		(70,989,577)

Transfer to statutory reserve				(498,625)	498,625		-

Other comprehensive income (loss)						25,395,536	25,395,536

BALANCE, DECEMBER 31, 2020	6,350,129	$6,350	$155,455,332	$29,245,366	$41,373,386	$(8,868,553)	$217,211,881

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	31,237,891	247,122,574	(19,821,211)	396,555,685

Net income (Loss)					(34,396,679)		(34,396,679)

Issuance of stock for consulting services	931,000	931	10,251,069				10,252,000

Issuance of stock for convertible notes	995,000	995	4,974,005				4,975,000

Stock based compensation	59,567	60	329,940				330,000

Transfer to statutory reserve				(546,377)	546,377		0

Other comprehensive income (loss)						(7,036,503)	(7,036,503)

BALANCE, DECEMBER 31, 2019	5,972,479	$5,972	$153,567,460	$30,691,515	$213,272,272	$(26,857,714)	$370,679,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(70,989,577)	$(34,396,679)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,867,471	2,370,218
Provision for losses on accounts receivable	38,475,657	27,670,550
Gain (Loss) on disposal of property, plant and equipment	1,562	33,837
Amortization of debt discount	-	41,719
Inventories impairment	30,791,832	-
Change in fair value of derivative liability	-	(17,741)
Changes in operating assets
Accounts receivable	(27,015,611)	(40,783,391)
Amount due from related parties	(172,434)	(147,492)
Other current assets	(251,484)	(224,409)
Inventories	(15,219,180)	44,905,007
Advances to suppliers	34,718,741	1,662,134
Other assets	994,332	932,053
Changes in operating liabilities
Accounts payable	(1,558,575)	(3,495,243)
Customer deposits	909,131	1,090,142
Tax payables	580,112	(2,446,447)
Accrued expenses and other payables	630,812	705,810
Interest payable	-	25,600
Net cash provided by (used in) operating activities	(6,237,210)	(2,074,331)

Cash flows from investing activities
Purchase of plant, property, and equipment	(92,801)	(50,533)
Change in construction in process	(119,489)	-
Net cash provided by (used in) investing activities	(212,290)	(50,533)

Cash flows from financing activities
Proceeds from the sale of common stock	-	10,252,000
Proceeds from loans	306,000	279,600
Advance from related party	-	400,000
Net cash provided by (used in) financing activities	306,000	10,939,200

Effect of exchange rate change on cash and cash equivalents	4,035,108	(2,367,640)
Net increase in cash and cash equivalents	(2,108,392)	6,446,696

Cash and cash equivalents, beginning balance	11,934,778	72,259,804
Cash and cash equivalents, ending balance	$9,826,386	$78,706,500

Supplement disclosure of cash flow information
Interest expense paid	$123,953	$68,293
Income taxes paid	$239,711	$108,974

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

The Company’s corporate structure as of December 31, 2020 is set forth in the diagram below:

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of December 31, 2020, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31, 2020 and June 30, 2020 were $9,756,745 and $11,866,308, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $69,641 and $68,470 in cash in two banks in the United States as of December 31, 2020 and June 30, 2020, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of December 31, 2020, and June 30, 2020, the Company had accounts receivable of $102,412,975 and $105,693,326, net of allowance for doubtful accounts of $31,196,455 and $38,466,200, respectively. The company recorded bad debt expense in the amount of $ 38 million and $ 28 million for six months ended December 31, 2020 and 2019, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of December 31, 2020, and 2019, the Company had no reserve for obsolete goods. The company confirmed the loss of $31 million and $18 million of inventories for six months ended December 31, 2020 and 2019, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2020 and 2019, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2020, and June 30, 2020, the Company had customer deposits of $8,881,013 and $7,342,590, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	December 31,
	2020	2019
Net income (loss) for Basic Earnings Per Share	$(40,036,663)	$(27,080,880)
Basic Weighted Average Number of Shares	6,350,129	5,474,979
Net income (loss) Per Share – Basic	$(6.30)	$(4.95)
Net income (loss) for Diluted Earnings Per Share	$(30,952,914)	$(27,080,880)
Diluted Weighted Average Number of Shares	6,350,129	5,474,979
Net income (loss) Per Share – Diluted	$(6.30)	$(4.95)

	Six Months Ended
	December 31,
	2020	2019
Net Income for Basic Earnings Per Share	$(70,989,577)	$(34,396,679)
Basic Weighted Average Number of Shares	6,350,129	4,989,745
Net Income Per Share – Basic	$(11.18)	$(6.89)
Net Income for Diluted Earnings Per Share	$(70,989,577)	$(34,396,679)
Diluted Weighted Average Number of Shares	6,350,129	4,989,745
Net Income Per Share – Diluted	$(11.18)	$(6.89)

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2020 through December 31, 2020. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2020	2020
Raw materials	$25,106,028	$43,177,071
Supplies and packing materials	$410,239	$465,746
Work in progress	$299,260	$374,756
Finished goods	$65,014,988	$54,903,508
Total	$90,830,515	$98,921,081

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2020	2020
Building and improvements	$40,871,707	$37,799,650
Auto	3,460,239	3,207,619
Machinery and equipment	19,104,231	17,601,852
Total property, plant and equipment	63,436,177	58,609,121
Less: accumulated depreciation	(40,105,998)	(35,680,787)
Total	$23,330,179	$22,928,334

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2020	2020
Land use rights, net	$9,447,307	$8,850,905
Technology patent, net	2,006	2,069
Customer relationships, net	832,443	908,933
Non-compete agreement	144,713	230,669
Trademarks	6,227,100	5,759,049
Total	$16,653,569	$15,751,625

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,197,289). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $160,030). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,114,620). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2020	2020
Land use rights	$12,471,938	11,534,506
Less: accumulated amortization	(3,024,631)	(2,683,601)
Total land use rights, net	$9,447,307	8,850,905

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $898,885) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,407,600) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2020, this technology patent is fully amortized.

The technology know-how consisted of the following:

	December 31,	June 30,
	2020	2020
Technology know-how	$2,311,022	$2,137,317
Less: accumulated amortization	(2,309,016)	(2,135,248)
Total technology know-how, net	$2,006	$2,069

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,945,000) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16,472,179 (or $2,520,243) and is amortized over the remaining useful life of seven to ten years.

	December 31,	June 30,
	2020	2020
Customer relationships	$12,198,629	$11,281,739
Less: accumulated amortization	(11,366,186)	(10,372,806)
Total customer relationships, net	$832,443	$908,933

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $201,960) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,150,683 (or $941,054) and is amortized over the remaining useful life of five years using the straight-line method.

	December 31,	June 30,
	2020	2020
Non-compete agreement	$1,249,007	$1,155,127
Less: accumulated amortization	(1,104,294)	(924,458)
Total non-compete agreement, net	$144,713	$230,669

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $6,227,100) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, are as follows:

Twelve Months Ended on December 31,	Expense ($)
2021	768,524
2022	594,402
2023	519,970
2024	381,232
2025	355,516

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of December 31, 2020, the balance of other non-current assets was $10,803,381, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2021 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1 million and $1 million as expenses for the six months ended December 31, 2020 and 2019, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended December 31 and thereafter are as follows:

Twelve months ending December 31,
2022	$2,054,025
2023	$2,054,025
2024	$2,054,025
2025 and thereafter	$4,641,306

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2020	2020
Payroll and welfare payable	$182,416	$168,705
Accrued expenses	8,565,068	7,640,130
Other payables	6,406,906	6,211,818
Other levy payable	128,316	118,671
Total	$15,282,706	$14,139,324

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,901,500). For the six months Ended December 31, 2020 and 2019, Yuxing has sold approximately $176,409 and $300,210 products to 900LH.com.

As of December 31, 2020, and June 30, 2020, the amount due to related parties was $4,345,258 and $4,212,407, respectively.  As of December 31, 2020, and June 30, 2020, $1,071,000 and $990,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

As of December 31, 2020, and June 30, 2020, the Company’s subsidiary, Jinong, owed 900LH.com $12,779 and $11,819, respectively.

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,745).

NOTE 10 – LOAN PAYABLES

As of December 31, 2020, the short-term loan payables consisted of three loans which mature on dates ranging from June 17, 2020 through August 5, 2021 with interest rates ranging from 5.22% to 5.66%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2020
1	Postal Saving Bank of China - Pinggu Branch	June 17, 2020-June 16, 2021	5.66%	2,295,000
2	Beijing Bank - Pinggu Branch	June 22, 2020-June 22, 2021	5.22%	1,530,000
3	Postal Saving Bank of China - Pinggu Branch	August 6, 2020-August 5, 2021	5.66%	306,000
	Total			$4,131,000

The interest expense from short-term loans was $123,953 and $164,698 for the period ended December 31, 2020 and 2019, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,803,000) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,836,000) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

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

The Company determined that the fair value of the convertible notes payable was 0 as of December 31, 2020 and June 30, 2020. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of December 31, 2020, the accumulated amortization of this discount into accretion expenses was $1,375,499. As of December 31, 2019, the accumulated amortization of this discount into accretion expenses was $1,375,511.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six-month period ended December 31, 2020 and 2019 of $273,796 and $-857,195, respectively.

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

Income Taxes and Related Payables

	December 31,	June 30,
	2020	2020
VAT provision	$(254,916)	$(257,068)
Income tax payable	2,231,626	1,704,543
Other levies	1,421,439	1,187,442
Repatriation tax	29,010,535	29,010,535
Total	$32,408,684	$31,645,452

The provision for income taxes consists of the following

	December 31,	December 31,
	2020	2019
Current tax - foreign	$3,047,841	$(375,504)
Deferred tax	-	-
Total	$3,047,841	$(375,504)

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2020	2020
Deferred tax assets
Deferred Tax Benefit	35,936,326	33,743,546
Valuation allowance	(35,936,326)	(33,743,546)
Total deferred tax assets	$-	-

Tax Rate Reconciliation

Our effective tax rates were approximately -4.5% and-1.1% for the six months Ended December 31, 2020 and 2019, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the six months Ended December 31, 2020 and 2019 for the following reasons:

December 31, 2020

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(66,971,669)		(970,067)		$(67,941,736)

Expected income tax expense (benefit)	(16,742,917)	25.0%	(203,714)	21.0%	(16,946,631)
High-tech income benefits on Jinong	1,528,049	(2.3)%	-	-	1,528,049
Losses from subsidiaries in which no benefit is recognized	15,985,920	(23.9)%	-	-	15,985,920
Change in valuation allowance on deferred tax asset from US tax benefit	2,276,790	(3.4)%	203,714	(21.0)%	2,480,504
Actual tax expense	$3,047,841	(4.6)%	$-	-%	$3,047,841	(4.5)%

December 31, 2019

	China 15% - 25%		United States 21%		Total
Pretax income (loss)	$(33,920,976)		(851,206)		$(34,772,182)

Expected income tax expense (benefit)	(8,480,244)	25.0%	(178,753)	21.0%	(8,658,997)
High-tech income benefits on Jinong	571,464	(1.7)%	-	-	571,464
Losses from subsidiaries in which no benefit is recognized	7,533,276	(22.2)%	-	-	7,533,276
Change in valuation allowance on deferred tax asset from US tax benefit	-		178,753	(21.0)%	178,753
Actual tax expense	$(375,504)	(1.1)%	$-	-%	$(375,504)	(1.1)%

NOTE 13 – STOCKHOLDERS’ EQUITY

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

There were no shares of common stock issued during the six months ended December 31, 2020.

As of December 31, 2020, and June 30, 2020, there were 6,350,129 and 6,350,129 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2020, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There were two vendors from which the Company purchased more than 10% of its raw materials, with the total of 22.2% of its raw materials for the six months ended December 31, 2020. Total purchases from these vendors are $20,257,292 for the six-month period ended December 31, 2020.

There was only one vendor which the Company purchased more than 10% of its raw materials, with the total of 10.4% of its raw materials for the six months ended December 31, 2019. Total purchases from this vendor are $3,534,955 for the six-month period ended December 31, 2019.

No customer accounted for over 10% of the Company’s sales for the six months Ended December 31, 2020 and 2019.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Revenues from unaffiliated customers:
Jinong	$14,901,875	$14,521,485	$29,431,187	$33,576,301
Gufeng	22,436,394	22,266,549	38,264,597	38,589,766
Yuxing	2,682,195	2,461,510	5,105,683	5,001,221
Sales VIEs	8,320,878	10,315,465	19,698,107	23,219,292
Consolidated	$48,341,342	$49,565,009	$92,499,574	$100,386,580

Operating income (loss):
Jinong	$(6,822,917)	$(6,345,818)	$(5,064,240)	$(5,767,775)
Gufeng	(29,684,059)	(21,628,851)	(60,820,293)	(33,129,109)
Yuxing	151,213	141,271	288,426	295,949
Sales VIEs	(1,592,608)	547,915	(1,240,771)	4,841,232
Reconciling item (1)	-	-	-	-
Reconciling item (2)	455,876	(512,534)	-	(851,214)
Consolidated	$(37,492,495)	$(27,798,017)	$(66,836,878)	$(34,610,917)

Net income (loss):
Jinong	$(6,808,850)	$(5,381,542)	$(5,290,807)	$(4,857,441)
Gufeng	(29,815,966)	(21,682,935)	(61,009,636)	(33,194,889)
Yuxing	167,650	140,943	304,559	295,498
Sales VIEs	(1,702,737)	355,224	(1,734,009)	4,223,710
Reconciling item (1)	2	1	2	7
Reconciling item (2)	(1,876,485)	(512,534)	(3,246,858)	(851,214)
Reconciling item (3)	(277)	(36)	(12,827)	(12,350)
Consolidated	$(40,036,663)	$(27,080,879)	$(70,989,577)	$(34,396,679)

Depreciation and Amortization:
Jinong	$202,293	$190,770	$394,871	$381,848
Gufeng	303,556	516,523	608,667	1,036,858
Yuxing	311,775	293,996	610,571	589,649
Sales VIEs	129,414	180,739	253,363	361,862
Consolidated	$947,039	$1,182,028	$1,867,471	$2,370,218

Interest expense:
Jinong	-	19,188	-	25,600
Gufeng	67,185	68,204	123,953	138,993
Yuxing	-	-	-	-
Sales VIEs	-	(77,098)	-	(77,097)
Consolidated	$67,185	$10,294	$123,953	$87,496

Capital Expenditure:
Jinong	$53,381	$20,371	$57,048	$24,949
Gufeng	18,308	-	35,753	-
Yuxing	-	18,762	-	25,585
Sales VIEs	-	-	-	-
Consolidated	$71,689	$39,132	$92,801	$50,533

	As of
	December 31,	June 30,
	2020	2020
Identifiable assets:
Jinong	$84,809,661	$83,055,679
Gufeng	167,150,529	213,038,203
Yuxing	37,626,582	34,310,053
Sales VIEs	46,392,824	44,715,491
Reconciling item (1)	(35,572,923)	(33,157,364)
Reconciling item (2)	166,121	166,121
Consolidated	$300,572,794	$342,128,183

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,745).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $437).

Accordingly, the Company recorded an aggregate of $24,318 and $23,414 as rent expenses from these committed property leases for the six-month periods ended December 31, 2020 and 2019, respectively. The contingent rent expenses herein for the next five twelve-month periods ended December 31, are as follows:

Years ending December 31,
2021	$48,635
2022	48,635
2023	48,635
2024	48,635
2025	48,635

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying unaudited condensed consolidated financial statements as of December 31, 2020 and June 30, 2020:

	December 31,	June 30,
	2020	2020

ASSETS
Current Assets
Cash and cash equivalents	$1,301,431	$712,301
Accounts receivable, net	26,634,008	33,727,918
Inventories	31,402,330	22,995,075
Other current assets	1,082,989	593,942
Related party receivable	178,678	66
Advances to suppliers	2,143,448	520,901
Total Current Assets	62,742,884	58,550,203

Plant, Property and Equipment, Net	8,661,703	8,513,395
Other assets	96,383	59,575
Intangible Assets, Net	9,803,637	9,391,626
Goodwill	2,714,799	2,510,745
Total Assets	$84,019,406	$79,025,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	15,588,427	16,416,828
Customer deposits	1,104,555	86,430
Accrued expenses and other payables	7,934,163	6,996,544
Amount due to related parties	45,104,164	41,549,931
Total Current Liabilities	$69,731,309	$65,049,733
Total Liabilities	$69,731,309	$65,049,733

Stockholders’ equity	14,288,097	13,975,811

Total Liabilities and Stockholders’ Equity	$84,019,406	$79,025,544

	Three Months Ended December 31,
	2020	2019
Revenue	$11,003,073	$12,776,975
Expenses	12,538,159	12,280,810
Net income (loss)	$(1,535,086)	$496,165

	Six Months Ended December 31,
	2020	2019
Revenue	$24,803,790	$28,220,513
Expenses	26,233,239	23,701,306
Net income	$(1,429,449)	$4,519,207

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

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after December 31, 2020 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 73.2% and 71.9% of our total revenues for the six months Ended December 31, 2020 and 2019, respectively. The sales VIEs generated 21.3% and 23.1% of our revenues for the six months Ended December 31, 2020 and 2019, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of December 31, 2020, we had developed and produced a total of 676 different fertilizer products in use, of which 91 were developed and produced by Jinong, 334 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	December 31,		Change 2019 to 2020
	2020	2019	Amount	%
	(metric tons)
Jinong	21,228	22,086	(858)	-3.9%
Gufeng	66,865	65,483	1,381	2.1%
	88,093	87,569	523	0.6%

	Three Months Ended December 31,
	2020	2019
	(revenue per tons)
Jinong	$690	$667
Gufeng	330	341

	Six Months Ended
	December 31,		Change 2019 to 2020
	2020	2019	Amount	%
	(metric tons)
Jinong	37,099	40,709	(3,610)	-8.9%
Gufeng	111,689	117,935	(6,246)	-5.3%
	148,788	158,643	(9,856)	-6.2%

	Six Months Ended December 31,
	2020	2019
	(revenue per tons)
Jinong	$830	$843
Gufeng	352	330

For the three months ended December 31, 2020, we sold approximately 88,093 tons of fertilizer products, as compared to 87,569 metric tons for the three months ended December 31, 2019. For the three months ended December 31, 2020, Jinong sold approximately 21,228 metric tons of fertilizer products, as compared to 22,086 metric tons for the three months ended December 31, 2019. For the three months ended December 31, 2020, Gufeng sold approximately 66,865 metric tons of fertilizer products, as compared to 65,483 metric tons for the three months ended December 31, 2019.

For the six months ended December 31, 2020, we sold approximately 148,788 metric tons of fertilizer products, as compared to 158,643 metric tons for the six months ended December 31, 2019. For the six months ended December 31, 2020, Jinong sold approximately 37,099 metric tons of fertilizer products, a decrease of 3,610 metric tons, or 8.9%, as compared to 40,709 metric tons for the six months ended December 31, 2019. For the six months ended December 31, 2020, Gufeng sold approximately 111,689 metric tons of fertilizer products, a decrease of 6,246 metric tons, or 5.3% as compared to 117,935 metric tons for the six months ended December 31, 2019.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 67.0% of our fertilizer revenue for the three months ended December 31, 2020. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (29.4%), Heilongjiang (11.1%), Inner Mongolia (10.9%), Liaoning (10.1%) and Shaanxi (5.6%).

As of December 31, 2020, we had a total of 1,922 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,090 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.8% of its fertilizer revenues for the three months ended December 31, 2020. Gufeng had 334 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 78.7% of its revenues for the three months ended December 31, 2020.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 93.7% of our agricultural products revenue for the three months ended December 31, 2020 were Shaanxi (85.4%), Shanghai (6.3%), and Guangdong (2.0%).

Recent Developments

New Products

During the three months ended December 31, 2020, Jinong did not launch any new fertilizer product. During the three months ended December 31, 2020, Gufeng did not launch any new fertilizer products but add 4 new distributors.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,885,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,639,000) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended December 31, 2020 Compared to the Three Months ended December 31, 2019.

	2020	2019	Change $	Change %
Sales
Jinong	$14,901,875	$14,521,485	380,390	2.6%
Gufeng	22,436,394	22,266,549	169,845	0.8%
Yuxing	2,682,195	2,461,510	220,685	9.0%
Sales VIEs	8,320,878	10,315,465	(1,994,587)	-19.3%
Net sales	48,341,342	49,565,009	(1,223,667)	-2.5%
Cost of goods sold
Jinong	10,921,417	10,127,892	793,525	7.8%
Gufeng	19,846,423	19,755,967	90,456	0.5%
Yuxing	2,140,856	2,110,321	30,535	1.4%
Sales VIEs	7,008,527	8,750,344	(1,741,817)	-19.9%
Cost of goods sold	39,917,223	40,744,524	(827,301)	-2.0%
Gross profit	8,424,119	8,820,485	(396,366)	-4.5%
Operating expenses
Selling expenses	3,349,155	3,856,972	(507,817)	-13.2%
General and administrative expenses	43,537,527	32,761,531	10,775,996	32.9%
Total operating expenses	46,886,682	36,618,503	10,268,179	28.0%
Income (loss) from operations	(38,462,563)	(27,798,018)	(10,664,545)	38.4%
Other income (expense)
Other income (expense)	(49,064)	(73,263)	24,199	-33.0%
Interest income	20,987	53,262	(32,275)	-60.6%
Interest expense	(67,185)	(87,496)	20,311	-23.2%
Total other income (expense)	(95,262)	(107,497)	12,235	-11.4%
Income (loss) before income taxes	(38,557,825)	(27,905,515)	(10,652,310)	38.2%
Provision for income taxes	1,478,838	(824,635	2,303,473	-279.3%
Net income (loss)	$(40,036,663)	$(27,080,880)	(12,955,783)	47.8%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	11,927,692	10,330,982)	1,596,710	15.5%
Comprehensive income (loss)	$(28,108,971)	$(16,749,898)	(11,359,073)	67.8%

Net Sales

Total net sales for the three months ended December 31, 2020 were $48,341,342 a decrease of $1,223,667 or 2.5%, from $49,565,009 for the three months ended December 31, 2019. This decrease was principally a result of the negative impact on sales volumes due to the COVID-19 pandemic, especially for VIEs’ net sales.

For the three months ended December 31, 2020, Jinong’s net sales increased $380,390, or 2.6%, to $14,901,875 from $14,521,485 for the three months ended December 31, 2019. This increase was mainly due to Jinong’s higher sales price in the last three months. Jinong’s revenue per ton is $690 for the three months ended December 31, 2020, increased $23 or 3.4%, as compared to $667 for the three months ended December 31, 2019.

For the three months ended December 31, 2020, Gufeng’s net sales were $22,436,394, an increase of $169,845 or 0.8%, from $22,266,549 for the three months ended December 31, 2019. This increase was mainly due to Gufeng’s higher sales volume in the last three months. Gufeng sold approximately 66,865 metric tons of fertilizer products for the three months ended December 31, 2020, increased 1,381 tons or 2.1%, as compared to 65,483 metric tons for the three months ended December 31, 2019.

For the three months ended December 31, 2020, Yuxing’s net sales were $2,682,195, an increase of $220,685 or 9.0%, from $2,461,510 for the three months ended December 31, 2019. The increase was mainly due to the increase in market demand during the three months ended December 31, 2020.

For the three months ended December 31, 2020, VIEs’ net sales were $8,320,878, a decrease of $1,994,587 or 19.3%, from $10,315,465 for the three months ended December 31, 2019. The decrease was mainly due to the decrease in market demand during the three months ended December 31, 2020.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2020 was $39,917,223, a decrease of $827,301, or 2.0%, from $40,744,524 for the three months ended December 31, 2019. The decrease was mainly due to 19.9% decrease in VIEs’ cost of goods sold.

Cost of goods sold by Jinong for the three months ended December 31, 2020 was $10,921,417, an increase of $793,525, or 7.8%, from $10,127,892 for the three months ended December 31, 2019. The increase in cost of goods was primarily due to higher product cost in the fiscal year 2021.

Cost of goods sold by Gufeng for the three months ended December 31, 2020 was $19,846,423, a slightly increase of $90,456, or 0.5%, from $19,755,967 for the three months ended December 31, 2019. This increase was primarily due to the 0.8% increase in net sale in the fiscal year 2021.

For three months ended December 31, 2020, cost of goods sold by Yuxing was $2,140,856, an increase of $30,535, or 1.4%, from $2,110,321 for the three months ended December 31, 2019. This increase was mainly due to Yuxing’s higher net sales in the fiscal year 2021.

For three months ended December 31, 2020, cost of goods sold by VIEs was $7,008,527, a decrease of $1,741,817, or 19.9%, from $8,750,344 for the three months ended December 31, 2019. This decrease was mainly due to VIEs’ lower net sales in the fiscal year 2021.

Gross Profit

Total gross profit for the three months ended December 31, 2020 decreased by $396,366, or 4.5%, to $8,424,119, as compared to $8,820,485 for the three months ended December 31, 2019. Gross profit margin was 17.4% and 17.8% for the three months Ended December 31, 2020 and 2019, respectively.

Gross profit generated by Jinong decreased by $413,135, or 9.4%, to $3,980,458 for the three months ended December 31, 2020 from $4,393,593 for the three months ended December 31, 2019. Gross profit margin from Jinong’s sales was approximately 26.7% and 30.3% for the three months Ended December 31, 2020 and 2019, respectively. The decrease in gross profit margin was mainly due to the higher product cost for Jinong in the fiscal year 2021.

For the three months ended December 31, 2020, gross profit generated by Gufeng was $2,589,971, an increase of $79,389, or 3.2%, from $2,510,582 for the three months ended December 31, 2019. Gross profit margin from Gufeng’s sales was approximately 11.5% and 11.3% for the six months Ended December 31, 2020 and 2019, respectively.

For the three months ended December 31, 2020, gross profit generated by Yuxing was $541,339, an increase of $190,150, or 54.1% from $351,189 for the three months ended December 31, 2019. The gross profit margin was approximately 20.2% and 14.3% for the three months Ended December 31, 2020 and 2019, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Gross profit generated by VIEs decreased by $252,770, or 16.2%, to $1,312,351 for the three months ended December 31, 2020 from $1,565,121 for the three months ended December 31, 2019. Gross profit margin from VIE’s sales was approximately 15.8% and 15.2% for the three months Ended December 31, 2020 and 2019, respectively, which was slightly decreased.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,349,155, or 6.9%, of net sales for the three months ended December 31, 2020, as compared to $3,856,972, or 7.8%, of net sales for the three months ended December 31, 2019, a decrease of $507,817, or 13.2%. The decrease in selling expense was caused by the decrease in marketing activities due to the impact of the COVID-19 pandemic.

The selling expenses of Jinong for the six months ended December 31, 2020 were $2,777,239 or 18.6% of Jinong’s net sales, as compared to selling expenses of $3,527,188 or 24.3% of Jinong’s net sales for the three months ended December 31, 2019.The selling expenses of Yuxing were $9,871 or 0.4% of Yuxing’s net sales for the six months ended December 31, 2020, as compared to $8,872 or 0.4% of Yuxing’s net sales for the three months ended December 31, 2019. The selling expenses of Gufeng were $73,249 or 0.3% of Gufeng’s net sales for the three months ended December 31, 2020, as compared to $80,593 or 0.4% of Gufeng’s net sales for the three months ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $43,537,527, or 90.1% of net sales for the three months ended December 31, 2020, as compared to $32,761,531, or 66.1% of net sales for the three months ended December 31, 2019, an increase of $10,775,996, or 32.9%. The increase in general and administrative expenses was mainly due to higher general and administrative expenses for Gufeng. Gufeng’s general and administrative expenses increased $8,812,154 for the three months ended December 31, 2020 comparing with same period last year. With the impact of COVID-19 pandemic, the overdue outstanding accounts receivable increased significantly comparing with the previous years. Numerous distributors encountered significant difficulties and/or hardships in their business amid the pandemic. The company accrued bad debts expense based on the principle of conservatism, which increased the General and Administrative Expenses.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended December 31, 2020 was $49,064, as compared to $73,263 for the three months ended December 31, 2019, a decrease in expense of $24,199 or 33.0%. The decrease in total other expense resulted from lower accretion expense. Accretion expense decreased due primarily to the expiration of convertible notes on December 2019 and no accretion expense for fiscal year 2021.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the three months ended December 31, 2020, as compared to $ (949,683) for the three months ended December 31, 2019, an increase of $949,683, or 100.0%.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the three months ended December 31, 2020, as compared to $(68,015) for the three months ended December 31, 2019, an increase of $68,015, or 100.0%.

Yuxing has no income tax for the six months Ended December 31, 2020 and 2019 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net income (loss)

Net loss for the three months ended December 31, 2020 was $40,036,663, an increase in loss of $12,955,783, or 47.8%, compared to net loss of $27,080,880 for the three months ended December 31, 2019. Net loss as a percentage of total net sales was approximately -82.8% and -54.6% for the three months Ended December 31, 2020 and 2019, respectively.

Six months ended December 31, 2020 Compared to the Six months ended December 31, 2019.

	2020	2019	Change $	Change %
Sales
Jinong	29,431,187	33,576,301	(4,145,114)	-12.3%
Gufeng	38,264,597	38,589,766	(325,169)	-0.8%
Yuxing	5,105,683	5,001,221	104,462	2.1%
Sales VIEs	19,698,107	23,219,292	(3,521,185)	-15.2%
Net sales	92,499,574	100,386,580	(7,887,006)	-7.9%
Cost of goods sold
Jinong	21,606,881	20,620,422	986,459	4.8%
Gufeng	33,824,240	34,209,975	(385,735)	-1.1%
Yuxing	4,182,928	4,162,317	20,611	0.5%
Sales VIEs	16,149,737	19,414,134	(3,264,397)	-16.8%
Cost of goods sold	75,763,786	78,406,848	(2,643,062)	-3.4%
Gross profit	16,735,788	21,979,732	(5,243,944)	-23.9%
Operating expenses
Selling expenses	8,061,111	7,487,327	573,784	7.7%
General and administrative expenses	76,481,622	49,103,323	27,378,300	55.8%
Total operating expenses	84,542,733	56,590,650	27,952,084	49.4%
Income (loss) from operations	(67,806,945)	(34,610,918)	(33,196,028)	95.9%
Other income (expense)
Other income (expense)	(54,229)	(103,454)	49,225	-47.6%
Interest income	43,392	106,886	(63,494)	-59.4%
Interest expense	(123,953)	(164,698)	40,745	-24.7%
Total other income (expense)	(134,790)	(161,266)	26,476	-16.4%
Income (loss) before income taxes	(67,941,736)	(34,772,183)	(33,169,552)	95.4%
Provision for income taxes	3,047,841	(375,504)	3,423,345	-911.7%
Net income (loss)	(70,989,577)	(34,396,679)	(36,592,897)	106.4%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	25,395,536	(7,036,503)	32,432,039	-460.9%
Comprehensive income (loss)	(45,594,041)	(41,433,182)	(4,160,858)	10.0%

Net Sales

Total net sales for the six months ended December 31, 2020 were $92,499,574 a decrease of $7,887,006 or 7.9%, from $100,386,580 for the six months ended December 31, 2019. This decrease was primarily due to a decrease in VIEs’ net sales.

For the six months ended December 31, 2020, Jinong’s net sales decreased $4,145,114, or 12.3%, to $29,431,187 from $33,576,301 for the six months ended December 31, 2019. This decrease was mainly attributable to the decrease in Jinong’s sales volume in the last six months.

For the six months ended December 31, 2020, Gufeng’s net sales were $38,264,597, a decrease of $325,169, or 0.8%, from $38,589,766 for the six months ended December 31, 2019. This decrease was mainly attributable to the decrease in Gufeng’s sales volume in the last six months.

For the six months ended December 31, 2020, Yuxing’s net sales were $5,105,683, an increase of $104,462 or 2.1%, from $5,001,221 for the six months ended December 31, 2019.

For the six months ended December 31, 2020, VIEs’ net sales were $19,698,107, a decrease of $3,521,185, or 15.2%, from $23,219,292 for the six months ended December 31, 2019. This decrease was mainly attributable to the decrease in market demands in the last six months.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2020 was $75,763,786, a decrease of $2,643,062, or 3.4%, from $78,406,848 for the six months ended December 31, 2019. The decrease was mainly due to the decrease in Gufeng’s and VIEs’ cost of goods sold which decreased 1.1% and 16.8% respectively.

Cost of goods sold by Jinong for the six months ended December 31, 2020 was $21,606,881, an increase of $986,459, or 4.8%, from $20,620,422 for the six months ended December 31, 2019. The increase in cost of goods was primarily due to the increase in products cost during the last six months.

Cost of goods sold by Gufeng for the six months ended December 31, 2020 was $33,824,240, a decrease of $385,735, or 1.1%, from $34,209,975 for the six months ended December 31, 2019. This decrease was primarily due to the 0.8% decrease in net sale during the last six months.

For six months ended December 31, 2020, cost of goods sold by Yuxing was $4,182,928, an increase of $20,611, or 0.5%, from $4,162,317 for the six months ended December 31, 2019. This increase was mainly due to the 2.1% increase in Yuxing’s net sales during the last six months.

For six months ended December 31, 2020, cost of goods sold by VIEs was $16,149,737, a decrease of $3,264,397, or 16.8%, from $19,414,134 for the six months ended December 31, 2019. This decrease was mainly due to the 15.2% decrease in VIEs’ net sales during the last six months.

Gross Profit

Total gross profit for the six months ended December 31, 2020 decreased by $5,243,944, or 23.9%, to $16,735,788, as compared to $21,979,732 for the six months ended December 31, 2019. Gross profit margin was 23.9% and 21.9% for the six months Ended December 31, 2020 and 2019, respectively.

Gross profit generated by Jinong decreased by $5,131,573 or 39.6%, to $7,824,306 for the six months ended December 31, 2020 from $12,955,879 for the six months ended December 31, 2019. Gross profit margin from Jinong’s sales was approximately 26.6% and 38.6% for the six months Ended December 31, 2020 and 2019, respectively. The decrease in gross profit margin was mainly due to the lower sales prices.

For the six months ended December 31, 2020, gross profit generated by Gufeng was $4,440,357, an increase of $60,566, or 1.4%, from $4,379,791 for the six months ended December 31, 2019. Gross profit margin from Gufeng’s sales was approximately 11.6% and 11.3% for the six months Ended December 31, 2020 and 2019, respectively. The slightly increase in gross profit margin was mainly due to the increase in unit sales price.

For the six months ended December 31, 2020, gross profit generated by Yuxing was $922,755, an increase of $83,851, or 10.0% from $838,904 for the six months ended December 31, 2019. The gross profit margin was approximately 18.1% and 16.8% for the six months Ended December 31, 2020 and 2019, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Gross profit generated by VIEs decreased by $256,788, or 6.7%, to $3,548,370 for the six months ended December 31, 2020 from $3,805,158 for the six months ended December 31, 2019. Gross profit margin from VIE’s sales was approximately 18.0% and 16.4% for the six months Ended December 31, 2020 and 2019, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $8,061,111, or 8.7%, of net sales for the six months ended December 31, 2020, as compared to $7,487,327, or 7.5%, of net sales for the six months ended December 31, 2019, an increase of $573,784 or 7.7%.

The selling expenses of Jinong for the six months ended December 31, 2020 were $7,033,876 or 23.9% of Jinong’s net sales, as compared to selling expenses of $6,827,383 or 20.3% of Jinong’s net sales for the six months ended December 31, 2019.The selling expenses of Yuxing were $21,688 or 0.4% of Yuxing’s net sales for the six months ended December 31, 2020, as compared to $18,224 or 0.4% of Yuxing’s net sales for the six months ended December 31, 2019. The selling expenses of Gufeng were $140,730 or 0.4% of Gufeng’s net sales for the six months ended December 31, 2020, as compared to $149,884 or 0.4% of Gufeng’s net sales for the six months ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $76,481,622, or 82.7% of net sales for the six months ended December 31, 2020, as compared to $49,103,323, or 48.9% of net sales for the six months ended December 31, 2019, an increase of $27,378,300, or 55.8%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the six months ended December 31, 2020 was $54,229, as compared to $103,454, for the six months ended December 31, 2019, a decrease in expense of $49,225, or 47.6%. The decrease in total other expense resulted from the decrease in accretion expenses. Accretion expense decreased due primarily to the expiration of convertible notes on December 2019 and no accretion expense for fiscal year 2021.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $273,796 for the six months ended December 31, 2020, as compared to $(857,195) for the six months ended December 31, 2019, an increase of $1,130,991, or 131.9%.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the six months ended December 31, 2020, as compared to $(136,291) for the six months ended December 31, 2019, an increase of $136,291, or 100.0%.

Yuxing has no income tax for the six months Ended December 31, 2020 and 2019 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net loss for the six months ended December 31, 2020 was $70,989,577, an increase of $36,592,897, or 106.4%, compared to $34,396,679 for the six months ended December 31, 2019. Net income (loss) as a percentage of total net sales was approximately -76.7% and -34.3% for the six months Ended December 31, 2020 and 2019, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2020, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net loss increased by $433,366, or 8.9%, to $5,290,807 for six months ended December 31, 2020, from $4,857,441 for the six months ended December 31, 2019. The increase in net loss was principally due to higher general and administrative expense.

For Gufeng, the net loss increased by $27,814,747, or 83.8%, to $61,009,636 for six months ended December 31, 2020 from $33,194,889 for six months ended December 31, 2019. The increase was principally due to the increase in general and administrative expense.

For Yuxing, the net income increased $9,061 or 3.1%, to $304,559 for six months ended December 31, 2020 from $295,498 for six months ended December 31, 2019. The increase was mainly due to higher sales.

For the sales VIEs, the net income (loss) was $(1,734,009) for period ended December 31, 2020, decreased by $5,957,718, or 141.1%, from $4,223,709 for six months ended December 31, 2019. The decrease was mainly due to the increase in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of December 31, 2020, cash and cash equivalents were $9,826,386, a decrease of $2,108,391, or 17.7%, from $11,934,778 as of June 30, 2020.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2020	2019
Net cash provided by (used in) operating activities	$(6,237,210)	$(2,074,331)
Net cash provided by (used in) investing activities	(212,290)	(50,533)
Net cash provided by (used in) financing activities	306,000	10,939,200
Effect of exchange rate change on cash and cash equivalents	4,035,108	(2,367,640)
Net increase in cash and cash equivalents	(2,108,392)	6,446,696
Cash and cash equivalents, beginning balance	11,934,778	72,259,804
Cash and cash equivalents, ending balance	$9,826,386	$78,706,500

Operating Activities

Net cash used in operating activities was $6,237,210 for the six months ended December 31, 2020, an increase of $4,162,879, or 200.7%, from cash used in operating activities of $2,074,331 for the six months ended December 31, 2019. The increase was mainly due to an increase in net loss during the six months ended December 31, 2020 as compared to the same period in 2019.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2020 was $212,290, compared to cash used in investing activities of $50,533 for the six months ended December 31, 2019. The different was due to Company purchased more plant, property and equipment during the last six months compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2020 was $306,000, compared to $10,939,200 net cash provided in financing activities for the six months ended December 31, 2019, which was largely attribute to $10,252,000 proceeds from the sale of common stock for the six months ended December 31, 2019, compared to 0 in the same period this year.

As of December 31, 2020 and June 30, 2020, our loans payable was as follows:

	December 31,	June 30,
	2020	2020
Short term loans payable:	$4,131,000	$3,537,500
Total	$4,131,000	$3,537,500

Accounts Receivable

We had accounts receivable of $102,412,975 as of December 31, 2020, as compared to $105,693,326 as of June 30, 2020, a decrease of $3,280,351, or 3.1%. The decrease was primarily attributable to Gufeng’s accounts receivable. As of December 31, 2020, Gufeng’s accounts receivable was $47,494,318, a decrease of $2,073,642, or 4.2%, compared to $49,567,960 as of June 30, 2020.

Allowance for doubtful accounts in accounts receivable for the six months ended December 31, 2020 was $31,196,455, a decrease of $7,269,745, or 18.9%, from $38,466,220 as of June 30, 2020. And the allowance for doubtful accounts as a percentage of accounts receivable was 23.3% as of December 31, 2020 and 26.7% as of June 30, 2020.

Deferred assets

We had no deferred assets as of December 31, 2020 and June 30, 2020. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of December 31, 2020.

Inventories

We had inventories of $90,830,515 as of December 31, 2020, as compared to $98,921,081 as of June 30, 2020, a decrease of $8,090,566, or 8.2%. The decrease was primarily attributable to Gufeng’s inventory. As of December 31, 2020, Gufeng’s inventory was $58,837,515, compared to $75,129,594 as of June 30, 2020, a decrease of $16,292,079, or 21.7%.

Advances to Suppliers

We had advances to suppliers of $34,409,623 as of December 31, 2020 as compared to $65,081,818 as of June 30, 2020, representing a decrease of $30,672,195, or 47.1%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $17,527,362 as of December 31, 2020 as compared to $17,719,093 as of June 30, 2020, representing a decrease of $191,731, or 1.1%. The decrease was primarily due to the decrease of accounts payable for VIEs. They have accounts payable of $15,479,228 as of December 31, 2020 as compared to $16,315,837 as of June 30, 2020, representing a decrease of $836,609, or 5.1%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $8,881,013 as of December 31, 2020 as compared to $7,342,590 as of June 30, 2020, representing an increase of $1,538,423, or 21.0%. The increase was mainly attributable to VIEs’ $1,094,291 unearned revenue as of December 31, 2020, compared to $86,430 unearned revenue as of June 30, 2020, increased $1,007,861, or 1166.1%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of December 31, 2020.

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

As of December 31, 2020, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2020, our accumulated other comprehensive loss was $9 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2020 and December 31, 2020, China’s currency increased by a cumulative 8.2% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of December 31, 2020 and June 30, 2020 was $4.1 million and $3.5 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the six months ended December 31, 2020. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately six months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended December 31, 2020 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: February 10, 2021	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: February 10, 2021	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

