Form 10-Q
period 2021-03-31
China Green Agriculture, Inc.
filed 2021-05-17
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,487,629 shares of common stock, $0.001 par value, as of May 17, 2021.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020

ASSETS
Current Assets
Cash and cash equivalents	$5,075,588	$11,934,778
Accounts receivable, net	125,733,691	105,693,326
Inventories, net	64,017,955	98,921,081
Prepaid expenses and other current assets	4,562,443	3,567,912
Amount due from related parties	165,972	66
Advances to suppliers, net	33,347,498	65,081,818
Total Current Assets	232,903,147	285,198,981

Plant, property and equipment, net	22,647,933	22,928,334
Other assets	490,296	260,362
Other non-current assets	10,261,553	10,943,875
Intangible assets, net	16,429,712	15,751,625
Goodwill	7,597,653	7,045,006
Total Assets	$290,330,294	$342,128,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$22,234,276	$17,719,093
Customer deposits	7,368,610	7,342,590
Accrued expenses and other payables	16,372,988	14,139,324
Amount due to related parties	4,342,376	4,212,407
Taxes payable	32,771,128	31,645,452
Short term loans	4,120,200	3,537,500
Interest payable	782,838	725,895
Total Current Liabilities	87,992,417	79,322,261

Total Liabilities	$87,992,417	79,322,261

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 6,350,129 and 6,350,129 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	6,350	6,350
Additional paid-in capital	155,455,332	155,455,332
Statutory reserve	28,808,244	29,743,991
Retained earnings	26,995,719	111,864,338
Accumulated other comprehensive loss	(8,927,768)	(34,264,089)
Total Stockholders’ Equity	202,337,877	262,805,922

Total Liabilities and Stockholders’ Equity	$290,330,294	$342,128,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Sales
Jinong	$15,818,610	$11,266,437	45,249,797	$44,842,738
Gufeng	48,438,434	57,094,310	86,703,031	95,684,076
Yuxing	3,055,588	2,014,987	8,161,271	7,016,208
VIEs - others	18,755,772	15,450,955	38,453,879	38,670,247
Total net sales	86,068,404	85,826,689	178,567,978	186,213,269
Cost of goods sold
Jinong	11,543,109	8,193,579	33,149,990	28,814,001
Gufeng	41,979,484	50,097,056	75,803,724	84,307,031
Yuxing	2,441,868	1,847,112	6,624,796	6,009,429
VIEs - others	15,657,293	13,071,508	31,807,030	32,485,642
Total cost of goods sold	71,621,754	73,209,255	147,385,540	151,616,103
Gross profit	14,446,650	12,617,434	31,182,438	34,597,166
Operating expenses
Selling expenses	3,203,422	2,273,818	11,264,533	9,761,145
General and administrative expenses	25,784,656	58,807,987	102,266,279	107,911,310
Total operating expenses	28,988,078	61,081,805	113,530,812	117,672,455
Income (loss) from operations	(14,541,428)	(48,464,371)	(82,348,374)	(83,075,289)
Other income (expense)
Other income (expense)	281	(18,558)	(53,948)	(122,012)
Interest income	19,229	53,943	62,621	160,829
Interest expense	(57,316)	(76,306)	(181,269)	(241,004)
Total other income (expense)	(37,806)	(40,921)	(172,596)	(202,187)
Income (loss) before income taxes	(14,579,234)	(48,505,292)	(82,520,970)	(83,277,476)
Provision for income taxes	235,554	1,717,017)	3,283,395	1,341,513
Net income (loss)	(14,814,788)	(50,222,309)	(85,804,365)	(84,618,989)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(59,215)	(6,753,216)	25,336,321	(13,789,719)
Comprehensive income (loss)	$(14,874,003)	$(56,975,525)	(60,468,044)	$(98,408,708)

Basic weighted average shares outstanding	6,350,129	6,143,159	6,350,129	5,371,420
Basic net earnings per share	$(2.33)	$(8.18)	(13.51)	$(15.75)

Diluted weighted average shares outstanding	6,350,129	6,143,159	6,350,129	5,371,420
Diluted net earnings per share	(2.33)	(8.18)	(13.51)	(15.75)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	29,743,991	111,864,338	(34,264,089)	262,805,922

Net income (loss)					(85,804,365)		(85,804,365)

Transfer to statutory reserve				(936,746)	935,746		-

Other comprehensive income (loss)						25,336,321	25,336,321

BALANCE, MARCH 31, 2021	6,350,129	$6,350	$155,455,332	$28,808,244	$26,995,719	$(8,927,768)	$202,337,877

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	31,237,891	247,122,574	(19,821,211)	396,555,685

Net income (Loss)					(84,618,989)		(84,618,989)

Issuance of stock for consulting services	931,000	931	10,251,069				10,252,000

Issuance of stock for convertible notes	1,372,650	1,373	6,861,877				6,863,250

Stock based compensation	59,567	60	329,940				330,000

Transfer to statutory reserve				(997,299)	997,299		-

Other comprehensive income (loss)						(13,789,719)	(13,789,719)

BALANCE, MARCH 31, 2020	6,350,129	$6,350	$155,455,332	$30,240,593	$163,500,883	$(33,610,930)	$315,592,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(85,804,365)	$(84,618,989)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,850,502	3,543,104
Provision for losses on accounts receivable	61,056,089	76,346,104
Gain (Loss) on disposal of property, plant and equipment	1,584	33,923
Amortization of debt discount	-	41,814
Inventories impairment	30,711,331	-
Change in fair value of derivative liability	-	(17,782)
Changes in operating assets
Accounts receivable	(72,590,519)	(103,436,382)
Amount due from related parties	(162,868)	-
Other current assets	(714,599)	(681,319)
Inventories	11,171,731	95,744,236
Advances to suppliers	36,166,189	(30,473,093)
Other assets	1,512,648	1,414,043
Changes in operating liabilities
Accounts payable	3,084,590	1,906,246
Customer deposits	(539,919)	1,414,707
Tax payables	952,179	(663,905)
Accrued expenses and other payables	1,720,890	744,750
Interest payable	-	25,659
Net cash provided by (used in) operating activities	(10,584,537)	(38,676,884)

Cash flows from investing activities
Purchase of plant, property, and equipment	(263,711)	(66,210)
Change in construction in process	(205,679)	-
Net cash provided by (used in) investing activities	(469,390)	(66,210)

Cash flows from financing activities
Proceeds from the sale of common stock	-	10,252,000
Proceeds from loans	305,200	282,200
Advance from related party	50,000	600,000
Net cash provided by (used in) financing activities	355,200	11,134,200

Effect of exchange rate change on cash and cash equivalents	3,839,537	(3,339,772)
Net increase in cash and cash equivalents	(6,859,191)	(30,948,665)

Cash and cash equivalents, beginning balance	11,934,778	72,259,804
Cash and cash equivalents, ending balance	$5,075,587	$41,311,138

Supplement disclosure of cash flow information
Interest expense paid	$181,269	$215,195
Income taxes paid	$283,618	$2,802,117

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

The Company’s corporate structure as of March 31, 2021 is set forth in the diagram below:

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of March 31, 2021, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2021 and June 30, 2020 were $5,016,399 and $11,866,308, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $59,189 and $68,470 in cash in two banks in the United States as of March 31, 2021 and June 30, 2020, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of March 31, 2021, and June 30, 2020, the Company had accounts receivable of $125,733,691 and $105,693,326, net of allowance for doubtful accounts of $37,135,352 and $38,466,200, respectively. The company recorded bad debt expense in the amount of $61 million and $76 million for the nine months ended March 31, 2021 and 2020, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of March 31, 2021, and 2020, the Company had no reserve for obsolete goods. The company confirmed the loss of $31 million and $25 million of inventories for the nine months ended March 31, 2021 and 2020, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2021 and 2020, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of March 31, 2021, and June 30, 2020, the Company had customer deposits of $7,368,610 and $7,342,590, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	March 31
	2021	2020
Net Income (loss) for Basic Earnings Per Share	$(14,814,788)	$(50,222,309)
Basic Weighted Average Number of Shares	6,350,129	6,143,159
Net Income (loss) Per Share – Basic	$(2.33)	$(8.18)
Net Income (loss) for Diluted Earnings Per Share	$(14,814,788)	$(50,222,309)
Diluted Weighted Average Number of Shares	6,350,129	6,143,159
Net Income (loss) Per Share – Diluted	$(2.33)	$(8.18)

	Nine Months Ended
	March 31,
	2021	2020
Net Income (loss) for Basic Earnings Per Share	$(85,804,365)	$(83,277,476)
Basic Weighted Average Number of Shares	6,350,129	5,371,420
Net Income (loss) Per Share – Basic	$(13.51)	$(15.75)
Net Income (loss) for Diluted Earnings Per Share	$(85,804,365)	$(83,277,476)
Diluted Weighted Average Number of Shares	6,350,129	5,371,420
Net Income (loss) Per Share – Diluted	$(13.51)	$(15.75)

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2020 through March 31, 2021. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2021	2020
Raw materials	$21,061,453	$43,177,071
Supplies and packing materials	$392,847	$465,746
Work in progress	$266,735	$374,756
Finished goods	$42,296,920	$54,903,508
Total	$64,017,955	$98,921,081

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2021	2020
Building and improvements	$40,840,859	$37,799,650
Auto	3,510,165	3,207,619
Machinery and equipment	19,092,058	17,601,852
Total property, plant and equipment	63,443,082	58,609,121
Less: accumulated depreciation	(40,795,150)	(35,680,787)
Total	$22,647,933	$22,928,334

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2021	2020
Land use rights, net	$9,361,306	$8,850,905
Technology patent, net	1,887	2,069
Customer relationships, net	763,582	908,933
Non-compete agreement	92,117	230,669
Trademarks	6,210,820	5,759,049
Total	$16,429,712	$15,751,625

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,168,015). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $159,612). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,111,706). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2021	2020
Land use rights	$12,439,333	11,534,506
Less: accumulated amortization	(3,078,027)	(2,683,601)
Total land use rights, net	$9,361,306	8,850,905

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $896,535) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,403,920) and is amortized over the remaining useful life of six years using the straight-line method. As of March 31, 2021, this technology patent is fully amortized.

The technology know-how consisted of the following:

	March 31,	June 30,
	2021	2020
Technology know-how	$2,304,980	$2,137,317
Less: accumulated amortization	(2,303,094)	(2,135,248)
Total technology know-how, net	$1,886	$2,069

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,919,000) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB16,472,179 (or $2,513,655) and is amortized over the remaining useful life of seven to ten years.

	March 31,	June 30,
	2021	2020
Customer relationships	$12,166,737	$11,281,739
Less: accumulated amortization	(11,403,156)	(10,372,806)
Total customer relationships, net	$763,581	$908,933

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $201,432) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB6,150,683 (or $938,594) and is amortized over the remaining useful life of five years using the straight-line method.

	March 31,	June 30,
	2021	2020
Non-compete agreement	$1,245,740	$1,155,127
Less: accumulated amortization	(1,153,623)	(924,458)
Total non-compete agreement, net	$92,117	$230,669

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $6,210,820) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended March 31, are as follows:

Twelve Months Ended on March 31,	Expense ($)
2022	698,360
2023	591,575
2024	474,661
2025	367,559
2026	354,472

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of March 31, 2021, the balance of other non-current assets was $10,261,553, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2023 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1.5 million and $1.4 million as expenses for the Nine Months Ended March 31, 2021 and 2020, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended March 31 and thereafter are as follows:

Twelve months ending March 31,
2023	$2,048,655
2024	$2,048,655
2025	$2,048,655
2026 and thereafter	$4,115,588

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2021	2020
Payroll and welfare payable	$182,282	$168,705
Accrued expenses	8,935,041	7,640,130
Other payables	7,127,685	6,211,818
Other levy payable	127,980	118,671
Total	$16,372,988	$14,139,324

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,891,300). For the Nine Months Ended March 31, 2021 and 2020, Yuxing has sold approximately $175,948 and $294,983 products to 900LH.com.

As of March 31, 2021, and June 30, 2020, the amount due to related parties was $4,342,376 and $4,212,407, respectively.  As of March 31, 2021, and June 30, 2020, $1,068,200 and $990,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

As of March 31, 2021, and June 30, 2020, the Company’s subsidiary, Jinong, owed 900LH.com $12,688 and $11,819, respectively.

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,736).

NOTE 10 – LOAN PAYABLES

As of March 31, 2021, the short-term loan payables consisted of three loans which mature on dates ranging from June 16, 2021 through August 5, 2021 with interest rates ranging from 5.22% to 5.66%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2020
1	Postal Saving Bank of China - Pinggu Branch	June 17, 2020-June 16, 2021	5.66%	2,289,000
2	Beijing Bank - Pinggu Branch	June 22, 2020-June 22, 2021	5.22%	1,526,000
3	Postal Saving Bank of China - Pinggu Branch	August 6, 2020-August 5, 2021	5.66%	305,200
	Total			$4,120,200

The interest expense from short-term loans was $181,269 and $215,241 for the period ended March 31, 2021 and 2020, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,782,600) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,831,200) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

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

The Company determined that the fair value of the convertible notes payable was 0 as of March 31, 2021 and June 30, 2020. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of March 31, 2021, the accumulated amortization of this discount into accretion expenses was $1,375,499. As of March 31, 2020, the accumulated amortization of this discount into accretion expenses was $1,375,606.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the nine-month period ended March 31, 2021 and 2020 of $277,685 and $0, respectively.

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

Income Taxes and Related Payables

	March 31,	June 30,
	2021	2020
VAT provision	$(229,408)	$(257,068)
Income tax payable	2,557,354	1,704,543
Other levies	1,432,647	1,187,442
Repatriation tax	29,010,535	29,010,535
Total	$32,771,128	$31,645,452

The provision for income taxes consists of the following:

	March 31,	June 30,
	2021	2020
Current tax - foreign	$3,283,395	$2,344,928
Deferred tax	-	-
Total	$3,283,395	$2,344,928

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2021	2020
Deferred tax assets
Deferred Tax Benefit	35,842,375	33,743,546
Valuation allowance	(35,842,375)	(33,743,546)
Total deferred tax assets	$-	-

Tax Rate Reconciliation

Our effective tax rates were approximately -4.0% and-1.6% for the nine months ended March 31, 2021 and 2020, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the Nine Months Ended March 31, 2021 and 2020 for the following reasons:

March 31, 2021

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(81,169,349)		(1,351,622)		$(82,520,971)

Expected income tax expense (benefit)	(20,292,337)	25.0%	(283,841)	21.0%	(20,576,178)
High-tech income benefits on Jinong	2,667,471	(3.3)%	-	-	2,667,471
Losses from subsidiaries in which no benefit is recognized	18,725,422	(23.1)%	-	-	18,725,422
Change in valuation allowance on deferred tax asset from US tax benefit	2,182,839	(2.7)%	283,841	(21.0)%	2,466,680
Actual tax expense	$3,283,395	(4.0)%	$-	-%	$3,283,395	(4.0)%

March 31, 2020

	China 15% - 25%		United States 21%		Total
Pretax income (loss)	$(82,037,196)		(1,240,280)		$(83,277,476)

Expected income tax expense (benefit)	(20,509,299)	25.0%	(260,459)	21.0%	(20,769,758)
High-tech income benefits on Jinong	2,561,450	(3.1)%	-	-	2,561,450
Losses from subsidiaries in which no benefit is recognized	19,289,362	(23.5)%	-	-	19,289,362
Change in valuation allowance on deferred tax asset from US tax benefit	-		260,459	(21.0)%	260,459
Actual tax expense	$1,341,513	(1.6)%	$-	-%	$1,341,513	(1.6)%

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

There were no shares of common stock issued during the nine months ended March 31, 2021.

As of March 31, 2021, and June 30, 2020, there were 6,350,129 and 6,350,129 shares of common stock issued and outstanding, respectively.

On April 5, 2021, the Company entered into certain Security Purchase Agreement (the “SPA”) with certain “non-US persons” as defined in Regulation S promulgated under Securities Act of 1933, in connection with a private placement offering of 2,000,000 shares of common stock, par value $0.001 per share, of the Company. The purchase price per share of the Offering is $7.00. The transaction contemplated in the SPA closed simultaneously with the execution of the SPA.

On April 7, 2021, the Company granted and issued 137,500 shares of common stock to settle the payable of consulting services under the 2009 Plan. The value of the stock was $770,000 and was based on the fair value of the Company’s common stock on the grant date.

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

As of March 31, 2021, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There was only one vendor from which the Company purchased more than 10% of its raw materials, with the total of 11.2% of its raw materials for the Nine Months Ended March 31, 2021. Total purchase from this vendor is $13,506,092 for the nine-month period ended March 31, 2021.

None of the vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the nine months ended March 31, 2020.

No customer accounted for over 10% of the Company’s sales for the Nine Months Ended March 31, 2021.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenues from unaffiliated customers:
Jinong	$15,818,610	$11,266,437	$45,249,797	$44,842,738
Gufeng	48,438,434	57,094,310	86,703,031	95,684,076
Yuxing	3,055,588	2,014,987	8,161,271	7,016,208
Sales VIEs	18,755,772	15,450,955	38,453,879	38,670,247
Consolidated	$86,068,404	$85,826,689	$178,567,978	$186,213,269

Operating income (loss):
Jinong	$(4,562,066)	$(4,567,306)	$(9,626,306)	$(10,335,081)
Gufeng	(11,120,630)	(44,325,347)	(71,940,923)	(77,454,456)
Yuxing	174,453	5,003	462,879	300,952
Sales VIEs	1,348,375	812,350	107,604	5,653,582
Reconciling item (1)	-	-	-	-
Reconciling item (2)	-	(389,072)	-	(1,240,286)
Consolidated	$(14,159,868)	$(48,464,372)	$(80,996,746)	$(83,075,289)

Net income (loss):
Jinong	$(4,546,023)	$(5,388,358)	$(9,836,830)	$(10,245,799)
Gufeng	(11,179,039)	(44,538,320)	(72,188,675)	(77,733,209)
Yuxing	174,804	4,204	479,363	299,702
Sales VIEs	1,023,254	89,265	(710,755)	4,312,975
Reconciling item (1)	5	(1)	7	6
Reconciling item (2)	(287,608)	(389,072)	(3,534,467)	(1,240,286)
Reconciling item (3)	(181)	(28)	(13,008)	(12,379)
Consolidated	$(14,814,788)	$(50,222,309)	$(85,804,365)	$(84,618,989)

Depreciation and Amortization:
Jinong	$206,810	$190,739	$601,680	$572,587
Gufeng	326,677	521,051	935,344	1,557,909
Yuxing	318,190	296,863	928,761	886,512
Sales VIEs	131,354	182,658	384,717	526,096
Consolidated	$983,031	$1,172,886	$2,850,502	$3,543,104

Interest expense:
Jinong	-	59	-	25,659
Gufeng	57,316	76,248	181,269	215,241
Yuxing	-	-	-	-
Sales VIEs	-	(87,497)	-	(164,594)
Consolidated	$57,316	$(11,190)	$181,269	$76,306

Capital Expenditure:
Jinong	$2,020	$57	$59,068	$25,005
Gufeng	38,380	698	74,133	698
Yuxing	106,540	268	106,540	25,852
Sales VIEs	23,970	14,654	23,970	14,654
Consolidated	$170,910	$15,677	$263,711	$66,210

	As of
	March 31,	June 30,
	2021	2020
Identifiable assets:
Jinong	$80,082,353	$83,055,679
Gufeng	155,355,263	213,038,203
Yuxing	37,814,171	34,310,053
Sales VIEs	52,403,577	44,715,491
Reconciling item (1)	(35,491,191)	(33,157,364)
Reconciling item (2)	166,121	166,121
Consolidated	$290,330,294	$342,128,183

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,667).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $443).

Accordingly, the Company recorded an aggregate of $36,994 and $35,201 as rent expenses from these committed property leases for the nine-month periods ended March 31, 2021 and 2020, respectively. The contingent rent expenses herein for the next five twelve-month periods ended March 31, are as follows:

Years ending March 31,
2022	$49,326
2023	49,326
2024	49,326
2025	49,326
2026	49,326

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$617,851	$712,301
Accounts receivable, net	35,557,185	33,727,918
Inventories	30,612,244	22,995,075
Other current assets	1,393,000	593,942
Related party receivable	165,972	66
Advances to suppliers	963,077	520,901
Total Current Assets	69,309,329	58,550,203

Plant, Property and Equipment, Net	8,501,436	8,513,395
Other assets	96,131	59,575
Intangible Assets, Net	9,603,151	9,391,626
Goodwill	2,707,701	2,510,745
Total Assets	$90,217,749	$79,025,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	20,163,566	16,416,828
Customer deposits	836,465	86,430
Accrued expenses and other payables	8,661,699	6,996,544
Amount due to related parties	45,064,229	41,549,931
Total Current Liabilities	$74,725,959	$65,049,733
Total Liabilities	$74,725,959	$65,049,733

Stockholders’ equity	15,491,790	13,975,811

Total Liabilities and Stockholders’ Equity	$90,217,749	$79,025,544

	Three Months Ended March 31,
	2021	2020
Revenue	$21,811,360	$17,465,942
Expenses	20,613,304	17,372,472
Net income (loss)	$1,198,056	$93,470

	Nine Months Ended March 31,
	2021	2020
Revenue	$46,615,150	$45,686,455
Expenses	46,846,543	41,073,778
Net income (loss)	$(231,393)	$4,612,677

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2020 and first half fiscal year of 2021 had been adversely affected.

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

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after March 31, 2021 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 73.9% and 75.5% of our total revenues for the nine months ended March 31, 2021 and 2020, respectively. The sales VIEs generated 21.5% and 20.8% of our revenues for the nine months ended March 31, 2021 and 2020, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of March 31, 2021, we had developed and produced a total of 685 different fertilizer products in use, of which 100 were developed and produced by Jinong, 334 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	March 31,		Change 2020 to 2021
	2021	2020	Amount	%
	(metric tons)
Jinong	23,066	14,350	8,717	60.7%
Gufeng	131,807	167,125	(35,318)	-21.1%
	154,874	181,475	(26,601)	-14.7%

	Three Months Ended March 31,
	2021	2020
	(revenue per tons)
Jinong	$670	$793
Gufeng	363	341

	Nine Months Ended
	March 31,		Change 2020 to 2021
	2021	2020	Amount	%
	(metric tons)
Jinong	60,165	55,059	5,107	9.3%
Gufeng	243,496	285,060	(41,564)	-14.6%
	303,662	340,118	(36,457)	-10.7%

	Nine Months Ended March 31,
	2021	2020
	(revenue per tons)
Jinong	$774	$817
Gufeng	362	332

For the three months ended March 31, 2021, we sold approximately 154,874 tons of fertilizer products, as compared to 181,475 metric tons for the three months ended March 31, 2020. For the three months ended March 31, 2021, Jinong sold approximately 23,066 metric tons of fertilizer products, as compared to 14,350 metric tons for the three months ended March 31, 2020. For the three months ended March 31, 2021, Gufeng sold approximately 131,807 metric tons of fertilizer products, as compared to 167,125 metric tons for the three months ended March 31, 2020.

For the nine months ended March 31, 2021, we sold approximately 303,662 metric tons of fertilizer products, as compared to 340,118 metric tons for the nine months ended March 31, 2020. For the nine months ended March 31, 2021, Jinong sold approximately 60,165 metric tons of fertilizer products, an increase of 5,107 metric tons, or 9.3%, as compared to 55,059 metric tons for the nine months ended March 31, 2020. For the nine months ended March 31, 2021, Gufeng sold approximately 243,496 metric tons of fertilizer products, a decrease of 41,564 metric tons, or 14.6% as compared to 285,060 metric tons for the nine months ended March 31, 2020.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 79.5% of our fertilizer revenue for the three months ended March 31, 2021. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (37.4%), Heilongjiang (13.4%), Liaoning (13.3%), Inner Mongolia (12.5%), and Shaanxi (2.9%).

As of March 31, 2021, we had a total of 1,985 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,153 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.9% of its fertilizer revenues for the three months ended March 31, 2021. Gufeng had 334 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 80.9% of its revenues for the three months ended March 31, 2021.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 93.1% of our agricultural products revenue for the three months ended March 31, 2021 were Shaanxi (85.0%), Shanghai (5.0%), and Beijing (3.1%).

Recent Developments

New Products

During the three months ended March 31, 2021, Jinong launched 9 new fertilizer product and added 63 new distributors. During the three months ended March 31, 2021, Gufeng did not launch any new fertilizer product.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,867,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,613,800) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended March 31, 2021 Compared to the Three Months ended March 31, 2020.

	2021	2020	Change $	Change %
Sales
Jinong	$15,818,610	$11,266,437	4,552,173	40.4%
Gufeng	48,438,434	57,094,310	(8,655,876)	-15.2%
Yuxing	3,055,588	2,014,987	1,040,601	51.6%
Sales VIEs	18,755,772	15,450,955	3,304,817	21.4%
Net sales	86,068,404	85,826,689	241,715	0.3%
Cost of goods sold
Jinong	11,543,109	8,193,579	3,349,530	40.9%
Gufeng	41,979,484	50,097,056	(8,117,572)	-16.2%
Yuxing	2,441,868	1,847,112	594,756	32.2%
Sales VIEs	15,657,293	13,071,508	2,585,785	19.8%
Cost of goods sold	71,621,754	73,209,255	(1,587,501)	-2.2%
Gross profit	14,446,650	12,617,434	1,829,216	14.5%
Operating expenses
Selling expenses	3,203,422	2,273,818	929,604	40.9%
General and administrative expenses	25,784,656	58,807,987	(33,023,331)	-56.2%
Total operating expenses	28,988,078	61,081,805	(32,093,727)	-52.5%
Income (loss) from operations	(14,541,428)	(48,464,371)	33,922,943	-70.0%
Other income (expense)
Other income (expense)	281	(18,558)	18,839	-101.5%
Interest income	19,229	53,943	(34,714)	-64.4%
Interest expense	(57,316)	(76,306)	18,990	-24.9%
Total other income (expense)	(37,806)	(40,921)	3,115	-7.6%
Income (loss) before income taxes	(14,579,234)	(48,505,292)	33,926,058	-69.9%
Provision for income taxes	235,554	1,717,017	(1,481,463)	-86.3%
Net income (loss)	$(14,814,788)	$(50,222,309)	35,407,521	-70.5%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(59,215)	(6,753,216)	6,694,001	-99.1%
Comprehensive income (loss)	$(14,874,003)	$(56,975,525)	42,101,522	-73.9%

Net Sales

Total net sales for the three months ended March 31, 2021 were $86,068,404, an increase of $241,715 or 0.3%, from $85,826,689 for the three months ended March 31, 2020. This increase was mainly due to the increase for Jinong’s net sales.

For the three months ended March 31, 2021, Jinong’s net sales increased $4,552,173, or 40.4%, to $15,818,610 from $11,266,437 for the three months ended March 31, 2020. This increase was mainly due to Jinong’s larger sales volume in the last three months. Jinong sold approximately 23,066 metric tons of fertilizer products in the three months ended March 31, 2021, increased 8,717 tons or 60.7%, as compared to 14,350 tons for the three months ended March 31, 2020.

For the three months ended March 31, 2021, Gufeng’s net sales were $48,438,434, a decrease of $8,655,876 or 15.2%, from $57,094,310 for the three months ended March 31, 2020. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 131,807 metric tons of fertilizer products for the three months ended March 31, 2021, decreased 35,318 tons or 21.1%, as compared to 167,125 metric tons for the three months ended March 31, 2020.

For the three months ended March 31, 2021, Yuxing’s net sales were $3,055,588, an increase of $1,040,601 or 51.6%, from $2,014,987 for the three months ended March 31, 2020. The increase was mainly due to the increase in market demand during the three months ended March 31, 2021.

For the three months ended March 31, 2021, VIEs’ net sales were $18,755,772, an increase of $3,304,817 or 21.4%, from $15,450,955 for the three months ended March 31, 2020. The increase was mainly due to the increase in market demand during the three months ended March 31, 2021.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2021 was $71,621,754, a decrease of $1,587,501, or 2.2%, from $73,209,255 for the three months ended March 31, 2020. The decrease was mainly due to 16.2% decrease in Gufeng’s cost of goods sold.

Cost of goods sold by Jinong for the three months ended March 31, 2021 was $11,543,109, an increase of $3,349,530, or 40.9%, from $8,193,579 for the three months ended March 31, 2020. The increase in cost of goods was primarily due to higher net sales in the fiscal year 2021.

Cost of goods sold by Gufeng for the three months ended March 31, 2021 was $41,979,484, a decrease of $8,117,572, or 16.2%, from $50,097,056 for the three months ended March 31, 2020. This decrease was primarily due to the 15.2% decrease in net sale in the fiscal year 2021.

For three months ended March 31, 2021, cost of goods sold by Yuxing was $2,441,868, an increase of $594,756, or 32.2%, from $1,847,112 for the three months ended March 31, 2020. This increase was mainly due to Yuxing’s higher net sales in the fiscal year 2021.

For three months ended March 31, 2021, cost of goods sold by VIEs was $15,657,293, an increase of $2,585,785, or 19.8%, from $13,071,508 for the three months ended March 31, 2020. This increase was mainly due to VIEs’ higher net sales in the fiscal year 2021.

Gross Profit

Total gross profit for the three months ended March 31, 2021 increased by $1,829,216, or 14.5%, to $14,446,650, as compared to $12,617,434 for the three months ended March 31, 2020. Gross profit margin percentage was 16.8% and 14.7% for the three months Ended March 31, 2021 and 2020, respectively.

Gross profit generated by Jinong increased by $1,202,643, or 39.1%, to $4,275,501 for the three months ended March 31, 2021 from $3,072,858 for the three months ended March 31, 2020. Gross profit margin percentage from Jinong’s sales was approximately 27.0% and 27.3% for the three months Ended March 31, 2021 and 2020, respectively. The decrease in gross profit margin percentage was mainly due to the lower sales price for Jinong in the fiscal year 2021.

For the three months ended March 31, 2021, gross profit generated by Gufeng was $6,458,950, a decrease of $538,304, or 7.7%, from $6,997,254 for the three months ended March 31, 2020. Gross profit margin percentage from Gufeng’s sales was approximately 13.3% and 12.3% for the Nine Months Ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, gross profit generated by Yuxing was $613,720, an increase of $445,845, or 265.6% from $167,875 for the three months ended March 31, 2020. The gross profit margin percentage was approximately 20.1% and 8.3% for the three months Ended March 31, 2021 and 2020, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

Gross profit generated by VIEs increased by $719,032, or 30.2%, to $3,098,479 for the three months ended March 31, 2021 from $2,379,447 for the three months ended March 31, 2020. Gross profit margin percentage from VIE’s sales was approximately 16.5% and 15.4% for the three months Ended March 31, 2021 and 2020, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,203,422, or 3.7%, of net sales for the three months ended March 31, 2021, as compared to $2,273,818, or 2.6%, of net sales for the three months ended March 31, 2020, an increase of $929,604, or 40.9%. The increase in selling expense was caused by the increase in marketing activities.

The selling expenses of Jinong for the three months ended March 31, 2021 were $2,625,425 or 16.6% of Jinong’s net sales, as compared to selling expenses of $1,899,000 or 16.9% of Jinong’s net sales for the three months ended March 31, 2020.The selling expenses of Yuxing were $18,953 or 0.6% of Yuxing’s net sales for the three months ended March 31, 2021, as compared to $11,235 or 0.6% of Yuxing’s net sales for the three months ended March 31, 2020. The selling expenses of Gufeng were $83,644 or 0.2% of Gufeng’s net sales for the three months ended March 31, 2021, as compared to $67,190 or 0.1% of Gufeng’s net sales for the three months ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $25,784,656, or 30.0% of net sales for the three months ended March 31, 2021, as compared to $58,807,987, or 68.5% of net sales for the three months ended March 31, 2020, a decrease of $33,023,331, or 56.2%. The decrease in general and administrative expenses was mainly due to lower general and administrative expenses for Gufeng. Gufeng’s general and administrative expenses were $17,495,936 for the three months ended March 31, 2021, a decreased $33,759,475, or 65.9%, as compared to $51,255,411 for the three months ended March 31, 2020.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended March 31, 2021 was $37,806, as compared to $40,921 for the three months ended March 31, 2020, a decrease in expense of $3,115 or 7.6%. The decrease in total other expense resulted from lower interest expense.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 3,889 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020, an increase of $3,889, or 100.0%.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the three months ended March 31, 2021 and 2020.

Yuxing has no income tax for the Nine Months Ended March 31, 2021 and 2020 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net income (loss)

Net loss for the three months ended March 31, 2021 was $14,814,788, a decrease in loss of $35,407,521, or 70.5%, compared to net loss of $50,222,309 for the three months ended March 31, 2020. Net loss as a percentage of total net sales was approximately -17.2% and -58.5% for the three months Ended March 31, 2021 and 2020, respectively.

Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020.

	2021	2020	Change $	Change %
Sales
Jinong	45,249,797	44,842,738	407,059	0.9%
Gufeng	86,703,031	95,684,076	(8,981,045)	-9.4%
Yuxing	8,161,271	7,016,208	1,145,063	16.3%
Sales VIEs	38,453,879	38,670,247	(216,368)	-0.6%
Net sales	178,567,978	186,213,269	(7,645,291)	-4.1%
Cost of goods sold
Jinong	33,149,990	28,814,001	4,335,989	15.0%
Gufeng	75,803,724	84,307,031	(8,503,307)	-10.1%
Yuxing	6,624,796	6,009,429	615,367	10.2%
Sales VIEs	31,807,030	32,485,642	(678,612)	-2.1%
Cost of goods sold	147,385,540	151,616,103	(4,230,563)	-2.8%
Gross profit	31,182,438	34,597,166	(3,414,728)	-9.9%
Operating expenses
Selling expenses	11,264,533	9,761,145	1,503,388	15.4%
General and administrative expenses	102,266,279	107,911,310	(5,645,031)	-5.2%
Total operating expenses	113,530,812	117,672,455	(4,141,643)	-3.5%
Income (loss) from operations	(82,348,374)	(83,075,289)	726,915	-0.9%
Other income (expense)
Other income (expense)	(53,948)	(122,012)	68,064	-55.8%
Interest income	62,621	160,829	(98,208)	-61.1%
Interest expense	(181,269)	(241,004)	59,735	-24.8%
Total other income (expense)	(172,596)	(202,187)	29,591	-14.6%
Income (loss) before income taxes	(82,520,970)	(83,277,476)	756,506	-0.9%
Provision for income taxes	3,283,395	1,341,513	1,941,882	144.8%
Net income (loss)	(85,804,365)	(84,618,989)	(1,185,376)	1.4%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	25,336,321	(13,789,719)	39,126,040	-283.7%
Comprehensive income (loss)	(60,468,044)	(98,408,708)	37,940,664	-38.6%

Net Sales

Total net sales for the nine months ended March 31, 2021 were $178,567,978 a decrease of $7,645,291 or 4.1%, from $186,213,269 for the nine months ended March 31, 2020. This decrease was primarily due to a decrease in Gufeng’s net sales.

For the nine months ended March 31, 2021, Jinong’s net sales increased $407,059, or 0.9%, to $45,249,797 from $44,842,738 for the nine months ended March 31, 2020. This increase was mainly attributable to the increase in Jinong’s sales volume in the last nine months. Jinong sold approximately 60,165 metric tons of fertilizer products in the nine months ended March 31, 2021, increased 5,107 tons or 9.3%, as compared to 55,059 tons for the nine months ended March 31, 2020.

For the nine months ended March 31, 2021, Gufeng’s net sales were $86,703,031, a decrease of $8,981,045, or 9.4%, from $95,684,076 for the nine months ended March 31, 2020. This decrease was mainly attributable to the decrease in Gufeng’s sales volume in the last nine months. Gufeng sold approximately 243,496 metric tons of fertilizer products for the nine months ended March 31, 2021, decreased 41,564 tons or 14.6%, as compared to 285,060 metric tons for the nine months ended March 31, 2020.

For the nine months ended March 31, 2021, Yuxing’s net sales were $8,161,271, an increase of $1,145,063 or 16.3%, from $7,016,208 for the nine months ended March 31, 2020.

For the nine months ended March 31, 2021, VIEs’ net sales were $38,453,879, a decrease of $216,368, or 0.6%, from $38,670,247 for the nine months ended March 31, 2020. This decrease was mainly attributable to the decrease in market demands in the last nine months.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2021 was $147,385,540, a decrease of $4,230,563, or 2.8%, from $151,616,103 for the nine months ended March 31, 2020. The decrease was mainly due to the decrease in Gufeng’s and VIEs’ cost of goods sold which decreased 10.1% and 2.1% respectively.

Cost of goods sold by Jinong for the nine months ended March 31, 2021 was $33,149,990, an increase of $4,335,989, or 15.0%, from $28,814,001 for the nine months ended March 31, 2020. The increase in cost of goods was primarily due to the increase in net sales during the last nine months.

Cost of goods sold by Gufeng for the nine months ended March 31, 2021 was $75,803,724, a decrease of $8,503,307, or 10.1%, from $84,307,031 for the nine months ended March 31, 2020. This decrease was primarily due to the 9.4% decrease in net sale during the last nine months.

For the nine months ended March 31, 2021, cost of goods sold by Yuxing was $6,624,796, an increase of $615,367, or 10.2%, from $6,009,429 for the nine months ended March 31, 2020. This increase was mainly due to the 16.3% increase in Yuxing’s net sales during the last nine months.

For the nine months ended March 31, 2021, cost of goods sold by VIEs was $31,807,030, a decrease of $678,612, or 2.1%, from $32,485,642 for the nine months ended March 31, 2020. This decrease was mainly due to the 0.6% decrease in VIEs’ net sales during the last nine months.

Gross Profit

Total gross profit for the nine months ended March 31, 2021 decreased by $3,414,728, or 9.9%, to $31,182,438, as compared to $34,597,166 for the nine months ended March 31, 2020. Gross profit margin percentage was 17.5% and 18.6% for the nine months ended March 31, 2021 and 2020, respectively.

Gross profit generated by Jinong decreased by $3,928,930 or 24.5%, to $12,099,807 for the nine months ended March 31, 2021 from $16,028,737 for the nine months ended March 31, 2020. Gross profit margin percentage from Jinong’s sales was approximately 26.7% and 35.7% for the nine months ended March 31, 2021 and 2020, respectively. The decrease in gross profit margin percentage was mainly due to the lower unit sales price.

For the nine months ended March 31, 2021, gross profit generated by Gufeng was $10,899,307, a decrease of $477,738, or 4.2%, from $11,377,045 for the nine months ended March 31, 2020. Gross profit margin percentage from Gufeng’s sales was approximately 12.6% and 11.9% for the nine months ended March 31, 2021 and 2020, respectively. The slightly increase in gross profit margin percentage was mainly due to the increase in unit sales price.

For the nine months ended March 31, 2021, gross profit generated by Yuxing was $1,536,475, an increase of $529,696, or 52.6% from $1,006,779 for the nine months ended March 31, 2020. The gross profit margin percentage was approximately 18.8% and 14.3% for the nine months ended March 31, 2021 and 2020, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

Gross profit generated by VIEs increased by $462,244, or 7.5%, to $6,646,849 for the nine months ended March 31, 2021 from $6,184,605 for the nine months ended March 31, 2020. Gross profit margin percentage from VIE’s sales was approximately 17.3% and 16.0% for the nine months ended March 31, 2021 and 2020, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $11,264,533, or 6.3%, of net sales for the nine months ended March 31, 2021, as compared to $9,761,145, or 5.2%, of net sales for the nine months ended March 31, 2020, an increase of $1,503,388 or 15.4%.

The selling expenses of Jinong for the nine months ended March 31, 2021 were $9,659,301 or 21.3% of Jinong’s net sales, as compared to selling expenses of $8,726,383 or 19.5% of Jinong’s net sales for the nine months ended March 31, 2020.The selling expenses of Yuxing were $40,641 or 0.5% of Yuxing’s net sales for the nine months ended March 31, 2021, as compared to $29,459 or 0.4% of Yuxing’s net sales for the nine months ended March 31, 2020. The selling expenses of Gufeng were $224,374 or 0.3% of Gufeng’s net sales for the nine months ended March 31, 2021, as compared to $217,074 or 0.2% of Gufeng’s net sales for the nine months ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $102,266,279, or 57.3% of net sales for the nine months ended March 31, 2021, as compared to $107,911,310, or 58.0% of net sales for the nine months ended March 31, 2020, a decrease of $5,645,031, or 5.2%.

Total Other Expenses

Total other expenses consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the nine months ended March 31, 2021 was $172,596, as compared to $202,187, for the nine months ended March 31, 2020, a decrease in expense of $29,591, or 14.6%. The decrease in total other expense resulted from the decrease in accretion expenses. Accretion expense decreased due primarily to the expiration of convertible notes on December 2019 and no accretion expense for fiscal year 2021.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of $277,685 for the nine months ended March 31, 2021, as compared to 0 for the nine months ended March 31, 2020, an increase of $277,685, or 100.0%.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the nine months ended March 31, 2021 and 2020.

Yuxing has no income tax for the nine months ended March 31, 2021 and 2020 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net loss for the nine months ended March 31, 2021 was $85,804,365, an increase of $1,185,376, or 1.4%, compared to net loss of $84,618,989 for the nine months ended March 31, 2020. Net income (loss) as a percentage of total net sales was approximately -48.1% and -45.4% for the nine months ended March 31, 2021 and 2020, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2021, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net loss decreased by $408,969, or 4.0%, to $9,836,830 for the nine months ended March 31, 2021, from $10,245,799 for the nine months ended March 31, 2020. The decrease in net loss was principally due to lower general and administrative expense.

For Gufeng, the net loss decreased by $5,544,534, or 7.1%, to $72,188,675 for the nine months ended March 31, 2021 from $77,733,209 for the nine months ended March 31, 2020. The decrease was principally due to the decrease in general and administrative expense.

For Yuxing, the net income increased $179,661 or 59.9%, to $479,363 for the nine months ended March 31, 2021 from $299,702 for the nine months ended March 31, 2020. The increase was mainly due to higher sales.

For the sales VIEs, the net income (loss) was $(710,755) for period ended March 31, 2021, decreased by $5,023,728, or 116.5%, from $4,312,973 for the nine months ended March 31, 2020. The decrease was mainly due to the increase in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of March 31, 2021, cash and cash equivalents were $5,075,588, a decrease of $6,859,190, or 57.5%, from $11,934,778 as of June 30, 2020.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(10,584,537)	$(38,676,884)
Net cash provided by (used in) investing activities	(469,390)	(66,210)
Net cash provided by (used in) financing activities	355,200	11,134,200
Effect of exchange rate change on cash and cash equivalents	3,839,538	(3,339,772)
Net increase in cash and cash equivalents	(6,859,190)	(30,948,665
Cash and cash equivalents, beginning balance	11,934,778	72,259,804
Cash and cash equivalents, ending balance	$5,075,588	$41,311,138

Operating Activities

Net cash used in operating activities was $10,584,537 for the nine months ended March 31, 2021, a decrease of $28,092,346, or 72.6%, from cash used in operating activities of $38,676,884 for the nine months ended March 31, 2020. The decrease was mainly due to a decrease in advances to suppliers during the nine months ended March 31, 2021 as compared to the same period in 2020.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2021 was $469,390, compared to cash used in investing activities of $66,210 for the nine months ended March 31, 2020. The different was due to Company purchased more plant, property and equipment during the last nine months compared to the same period last year.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2021 was $355,200, compared to $11,134,200 net cash provided in financing activities for the nine months ended March 31, 2020, which was largely attribute to $10,252,000 proceeds from the sale of common stock for the nine months ended March 31, 2020, compared to 0 in the same period this year.

As of March 31, 2021, and June 30, 2020, our loans payable was as follows:

	March 31,	June 30,
	2021	2020
Short term loans payable:	$4,120,200	$3,537,500
Total	$4,120,200	$3,537,500

Accounts Receivable

We had accounts receivable of $125,733,691 as of March 31, 2021, as compared to $105,693,326 as of June 30, 2020, an increase of $20,040,365, or 19.0%. The increase was primarily attributable to Gufeng’s accounts receivable. As of March 31, 2021, Gufeng’s accounts receivable was $62,171,279, an increase of $12,603,319, or 25.4%, compared to $49,567,960 as of June 30, 2020.

Allowance for doubtful accounts in accounts receivable as of March 31, 2021 was $37,135,352, a decrease of $1,330,848, or 3.5%, from $38,466,220 as of June 30, 2020. And the allowance for doubtful accounts as a percentage of accounts receivable was 22.8% as of March 31, 2021 and 26.7% as of June 30, 2020.

Deferred assets

We had no deferred assets as of March 31, 2021 and June 30, 2020. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of March 31, 2021.

Inventories

We had inventories of $64,017,955 as of March 31, 2021, as compared to $98,921,081 as of June 30, 2020, a decrease of $34,903,126, or 35.3%. The decrease was primarily attributable to Gufeng’s inventory. As of March 31, 2021, Gufeng’s inventory was $32,869,723, compared to $75,129,594 as of June 30, 2020, a decrease of $42,259,871, or 56.2%.

Advances to Suppliers

We had advances to suppliers of $33,347,498 as of March 31, 2021 as compared to $65,081,818 as of June 30, 2020, representing a decrease of $31,734,320, or 48.8%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $22,234,276 as of March 31, 2021 as compared to $17,719,093 as of June 30, 2020, representing an increase of $4,515,183, or 25.5%. The increase was primarily due to the increase of accounts payable for VIEs. They have accounts payable of $19,983,280 as of March 31, 2021 as compared to $16,315,837 as of June 30, 2020, representing an increase of $3,667,443, or 22.5%.

Unearned Revenue (Customer Deposits)

We had customer deposits of $7,368,610 as of March 31, 2021 as compared to $7,342,590 as of June 30, 2020, representing an increase of $26,020, or 0.4%. The increase was mainly attributable to VIEs’ $836,465 unearned revenue as of March 31, 2021, compared to $86,430 unearned revenue as of June 30, 2020, increased $750,035, or 867.8%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of March 31, 2021.

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

As of March 31, 2021, we were organized into ten main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales), Xindeguo (agriculture sales), Xinyulei (agriculture sales), Fengnong (agriculture sales) and Xiangrong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2021, our accumulated other comprehensive loss was $9 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2020 and March 31, 2021, China’s currency increased by a cumulative 7.9% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of March 31, 2021 and June 30, 2020 was $4.1 million and $3.5 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the nine months ended March 31, 2021. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately three months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended March 31, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: May 17, 2021	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 17, 2021	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.