Form 10-K
period 2021-06-30
China Green Agriculture, Inc.
filed 2021-10-13
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $22,860,464 as of December 31, 2020, based on the closing price $3.60 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on October 13, 2021, was 8,487,629.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2021

i

PART I

Item 1. Business

China Green Agriculture, Inc. (‘we” or “the Company”) is primarily engaged in the research, development, production and sale of various types of fertilizers and agricultural products in the People’s Republic of China (“PRC”) through its wholly-owned Chinese subsidiaries, Jinong Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), and Beijing Gufeng Chemical Products Co., Ltd., (“Gufeng”), both of which are engaged in fertilizer production. In addition, we operate through variable interest entities (the “VIEs”), including Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), engaged in agricultural products production, and another five VIE companies that we acquired since June 2016. Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong; and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly-concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer produced through Gufeng. In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

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

As of June 30, 2021, the Company, through its wholly-owned subsidiary Jinong, has discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Aksu Xindeguo Agricultural Materials Co., Ltd., Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd., and Sunwu County Xiangrong Agricultural Materials Co., Ltd., decreasing the number of VIE companies from eight to five.

Fertilizer production is our core business and we generated approximately $200,245,680, $200,185,739, and $237,212,740, or 83.5%, 80.3%, and 80.6% of our total revenues for the years ended June 30, 2021, 2020 and 2019, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2021.

As of June 30, 2021, we sold our products through a network of 1,756 regional distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 43.9% of our fertilizer revenues for the fiscal year ended June 30, 2021.

As of June 30, 2021, we have developed 690 different fertilizer products. We conduct our research and development activities through Yuxing, one of Jinong’s VIEs, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

During the fiscal years ended June 30, 2021, 2020 and 2019, our revenues from continuing and discontinued operations were $239,927,726, $249,243,496, and $294,320,803, respectively; our net income (loss) for these periods was $(119,747,617), $(134,689,311), and $11,590,395, respectively.

Recent Developments

Strategic Acquisitions:

On June 30, 2016 and January 1, 2017, through Jinong, we entered (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.(2)	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.(3)	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machinery, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (3)	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 was RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest had been forfeited.

(3)	On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong. In return, the shareholders of Xindeguo, Xinyulei and Xiangrong agreed to pay cash with amount of RMB26,280,000 (approximately $4,068,144) to the Company.

January 1, 2017:

		Cash Payment for	Principal of Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.(3)	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 was RMB1=US$0.144, according to the exchange rate published by Bank of China.

(2)	On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong. In return, the shareholders of Xindeguo, Xinyulei and Xiangrong agreed to pay cash with amount of RMB26,280,000 (approximately $4,068,144) to the Company.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof (but excluding any claims or encumbrances), and the operations and management of its business to Jinong, in exchange for an aggregate amount of RMB45,000,000 (approximately $6,966,000), to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB63,000,000 (approximately $9,752,400), with an annual fixed compound interest rate of 3% and a term of three years.

The SAA contains representations and warranties by both Jinong and the shareholders of the Targets, including:

Should the shareholders of the Targets fail to satisfy the conditions listed in the exhibit to the SAA, i.e., the entry into the VIE Agreements, or breach of any the representations or warranties in the SAA, other than the direct and consequential damages that may cause to Jinong, they are to pay RMB100,000 (approximately $15,480) as liquidated damages.

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

While the VIE arrangement provides us with the feasibility to conduct our business in the e-commerce and agriculture industries, validity and enforceability of VIE arrangement is subject to (i) any applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium or similar laws affecting creditors’ rights generally, (ii) possible judicial or administrative actions or any PRC Laws affecting creditors’ rights, (iii) certain equitable, legal or statutory principles affecting the validity and enforceability of contractual rights generally under concepts of public interest, interests of the State, national security, reasonableness, good faith and fair dealing, and applicable statutes of limitation; (iv) any circumstance in connection with formulation, execution or implementation of any legal documents that would be deemed materially mistaken, clearly unconscionable, fraudulent, coercive at the conclusions thereof; and (v) judicial discretion with respect to the availability of indemnifications, remedies or defenses, the calculation of damages, the entitlement to attorney’s fees and other costs, and the waiver of immunity from jurisdiction of any court or from legal process. Validity and enforceability of VIE arrangements is also subject to risk derived from the discretion of any competent PRC legislative, administrative or judicial bodies in exercising their authority in the PRC. As a result, there can be no assurance that any of such PRC Laws will not be changed, amended or replaced in the immediate future or in the longer term with or without retrospective effect.

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

On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Aksu Xindeguo Agricultural Materials Co., Ltd., Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd., and Sunwu County Xiangrong Agricultural Materials Co., Ltd. and Anhui Fengnong Seed Co., Ltd.

On August 30, 2021, at the Company’s annual shareholder meeting for fiscal year 2020, a majority of the Company’s shareholders approved a proposal for the issuance of the Company’s common stock to ten non-US investors in a private placement. The purpose of the stock issuance was to raise fund for expanding the Company’s business into that of blockchain applications including cryptocurrency mining. At the meeting, the Company’s majority shareholder also approved the nomination of Mr. Jian Huang and Mr. Xiaolai Li, who have extensive knowledge and experience within the blockchain and cryptocurrency industries, to the Company’s Board of Directors.

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
Shaanxi Tech Team Jinong Humic Acid Product Co., Ltd. ("Jinong")
100%
VIEs
Beijing Gufeng Chemical Product Co., Ltd.
("Gufeng")
the VIE Companies
100%
Tianjuyan Fertilizer Co., Ltd.
("Tianjuyuan")

Yuxing, Lishijie, Jinyangguang, Wangtian, and Fengnong may also collectively be referred to as “the VIE Companies”; Lishijie, Jinyangguang, Wangtian, and Fengnong may also collectively be referred to as the “sales VIEs”

Industry Analysis

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

Growth Strategy

We believe that our increased production capacity and our research and development capability, along with the new sales segment, positions us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 690 products. In the future, we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

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

☐ Develop proprietary sales segment. Our business started and was rooted in fertilizer production. Since 2016, we added a new business segment, the sales of fertilizer and other agriculture material products, to the existing manufacturing segments. We believe adding this sales segment will be beneficial to our manufacturing segments: this sales segment can provide supplemental revenue and earnings by covering more market areas, and selling more products produced by other manufacturers in addition to our own products. In the downstream of fertilizer value lines, a sales segment can offset the impact on profitability when the demand for our produced fertilizer is softened; it also can mitigate the counterparty risk for manufacturers when the creditworthiness of a manufacturer’s distributor is weakened. Thus, a sales segment is a natural hedge to manufacturing segments, as it improves product portfolio, customer base, and capital structure. We had been developing the sales segment mainly by acquiring the control of four established VIE sales ventures to build this new segment rapidly.

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 690 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale. In our sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by us or by other manufacturers.

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

The pure humic acid used in our fertilizers is distilled and extracted from weathered coal by way of alkaline digestion and acid recrystallization. Our Jinong fertilizers are principally used as a foliar fertilizer (a liquid, water-soluble fertilizer applied to a plant’s foliage by a fine spray, so the plant absorbs the nutrients through its leaves), through spraying directly on soil or injecting into the irrigation systems. Benefits of using our products are to stimulate the growth and yield of plants, protecting them from drought, disease and temperature damages while improving soil structure and fertility.

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

We have a multi-tiered product line of 690 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2021, 2020 and 2019, we recorded $200,245,680, $200,185,739, and $237,212,740, respectively, in gross revenues from sales of our fertilizer products, representing 83.5%, 80.3%, and 80.6% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 336 fertilizer products. 49.5% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 50.5% from compound fertilizer for the fiscal year ended June 30, 2021.

Agricultural Products

Our subsidiary, Yuxing, one of Jinong’s VIEs, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2021, 2020 and 2019, were $11,038,666, $9,227,113, and $10,101,051, respectively, representing 4.6%, 3.7%, and 3.4% of our total revenues, respectively.

Yuxing was originally established to be the research and development base for humic acid fertilizers produced by Jinong. By simulating the growing conditions and cycles of various plants, such as flowers, vegetables and seedlings, Yuxing regularly conducts experimental testing to enhance the efficacy of our new fertilizers.

Sales Products

Our sales segment, consisting of four sales VIEs we acquired control of since 2016, procure various agriculture materials that farmers need, such as, fertilizers, pesticides, seeds, mulches, and soil conditioners etc., from different manufacturers and wholesalers. In turn, they sell these materials to their customers: farmers, distributors, and other parties. The gross revenues from the sales segment for the fiscal years ended June 30, 2021 were $50,125,904, representing 24.4% of our total revenues.

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

We produced and sold a total of approximately 382,905 metric tons of fertilizer products during the fiscal year ended June 30, 2021.

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

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2021, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 50.5% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2021, Gufeng experienced seasonal variation. 65.5% of Gufeng’s annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring).

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

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2021, the following five PRC provinces collectively accounted for 70.6% of our fertilizer manufacturing revenue: Hebei (32.6%), Heilongjiang (11.9%), Liaoning (11.2%), Inner Mongolia (11.1%) and Shaanxi (3.9%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.2% of our total fertilizer revenues in fiscal 2021.

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

Although we utilize television advertisements and mass media, most of our marketing efforts are conducted through joint activities with distributors. Our sales and marketing staff work with and train distributors and retail clients through lectures and interactive meetings. We emphasize the technological components of our products to end-users to help them understand the differences in products and how to effectively use them. Word-of-mouth advertising and sample trials of new products in new areas are also essential components of our marketing efforts. In addition, we have established nationwide telephone hotlines to answer questions and have constructed an SMS text message platform to allow real-time interaction with customers.

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2021, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Organic/Inorganic Compound Fertilizer (humic acid) NPK46%	145,818	55,855,930	27.9%
2	Compound Fertilizer NPK40%	138,465	47,313,266	23.6%
3	Jinong FHF Fertilizer (humic acid)	43,946	9,164,281	4.6%
4	Jinong Letu Fertilizer (humic acid)	3,420	3,545,226	1.8%
5	Jinong Chongshifei Fertilizer (humic acid)	2,224	3,198,422	1.6%

COVID-19 Update

In the fiscal year 2020, the novel coronavirus (“COVID-19”) spread rapidly across the world in the first half year of 2020 and was declared a pandemic by the World Health Organization. The COVID-19 pandemic impacted our business operations, including our employees, customers, partners, and communities. The government and private sector responses to contain its spread began to significantly affect our operating businesses in February and March and adversely affected nearly all our operations in the second quarter, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic that may affect our future earnings, cash flows and financial condition include the closure of our various office buildings and facilities and the long-term effect on the demand for our products and services. Accordingly, significant estimates used in the preparation of our financial statements including the evaluations of bad debt expense. More information concerning the effects of COVID-19 is included in Note 22.

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2021, we sold our products through a nationwide constructed network of about 1,756 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2021, sales of our self-manufactured products to our top five distributors accounted for approximately 43.9% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

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

Sales Segment

Strategically, supplemental to our manufacturing business, we added a new business segment, the sales of fertilizer and other agriculture material products, to our business since 2016. The sales segment had provided supplemental revenue and earnings by covering more market areas, and selling more products not only produced by ourselves but also by other manufacturers. We had been developing the sales segment mainly by acquiring control of established sales ventures and continue to grow them. The sales segment utilizes the distribution network acquired from the sales ventures to deliver various agriculture materials. For the fiscal year ended June 30, 2021, the sales segment sold $50,125,904 of agriculture materials, and accounted for 21.7% of our revenues.

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

The capital expenditure and other payments on Yuxing’s construction, net of accumulated depreciation, were approximately $8,295,772, $8,414,911 and $9,624,639 during the fiscal years ending of June 30, 2021, 2020 and 2019, respectively. The research and development center helps expand our output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products. The facility at Yuxing enhances our capability to produce more products while shortening the development cycle, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2021, we sold approximately $11,038,666 of these agricultural products.

	FY 2021	FY 2020	FY 2019
Machines, Buildings and Equipment	$8,198,256	$8,355,336	$9,563,328
Construction in Progress	$97,516	$59,575	$61,301
Total	$8,295,772	$8,414,911	$9,624,639

New Products

With our research and development capabilities, we have developed 690 products and continue to develop new products. During the fiscal year ended June 30, 2021, we developed ten new products of liquid fertilizers.

In addition to developing new fertilizer products, we also developed soilless seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

We hold the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Registration Number	Valid term
Huang Cheng Gen	No.5219720	June 28, 2019 to June 27, 2029
Mei Er An	No.1508004	January 21, 2021 to January 20, 2031
KEBA	No.10045980	December 07, 2012 to December 06, 2022
KEBA	No.10046405	December 14, 2012 to December 13, 2022
KEBA	No.10045898	March 07, 2013 to March 06, 2023
KEBA	No.10046344	March 07, 2013 to March 06, 2023
AGR GFJ	No.3320281	May 28, 2014 to May 27, 2024
SPR HOP	No.3320282	May 28, 2014 to May 27, 2024
T.J.Y	No.3320283	May 28, 2014 to May 27, 2024
KEBA	No.760379	August 14, 2005 to August 13, 2025

A registered trademark is protected in China for a term of 10 years, and is renewable for another 10-year term under the PRC trademark law if the renewal application is submitted to the PRC Trademark Offices within 6 months prior to the expiration of the previous term.

Listed below are Jinong’s four patents for a fertilizer formulation and a proprietary production line and manufacturing processes.

			Inventor’s		Date of
Patent/Pending		Patent No.	Name and	Date of	Publication and
Patent Application	Type of Patent	/Application No.	Patent Holder	Application	Term
Patent:	Utility Model	Application No.:	Applicant:	February 1, 2007	November 24,
Method and recipe of the water-soluble humic acid fertilizers	Patent	ZL200710017334.x	Jinong		2010; 20 years
Patent:	Utility Model	Application No.:	Applicant:	September 22, 2011	December 4, 2013;
Production method of Organic Fertilizer	Patent	ZL201110282544.8	Jinong		20 years
Patent:	Utility Model	Application No.:	Applicant:	August 15, 2013	February 11, 2015;
Method and recipe of the water-soluble high concentration humic acid fertilizers	Patent	ZL201310357167.9	Jinong		20 years
Patent:	Utility Model	Application No.:	Applicant:	January 17, 2014	April 08, 2015;
Production method of Multifunctional liquid calcium fertilizer	Patent	NL 201410020442.2	Jinong		20 Years

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 1,756 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development are managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2021, we generated approximately $11,038,666 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses on an 88-acre parcel of land relating to Yuxing’s pending research and development center, which expands output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products.

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

While we believe our greenhouse facilities provide us with a competitive advantage over the competitors, some of them may still have better understanding in certain local markets where they have successfully marketed products over a period and have developed specifically formulated fertilizers for local plants, soil and climate conditions. To enhance our competitiveness, we will seek to diversify our fertilizers to benefit a wider range of plants and soil conditions.

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

Automated Production Line and Process. All Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bin. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2021, Jinong’s highly advanced production lines can manufacture a multi-tiered line of 103 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other can produce liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

“Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all our fertilizer products are certified by the CGFDC as “Green Food Production Material”. Currently, the CGFDC provides two different certifications within the green food industry: “Green Food Certification” granted to edible foods, and “Green Food Production Material Certification” granted to production materials such as our fertilizers. A “Green Food Production Material Certification” was issued to Jinong in March 2015 and renewed in 2018 and 2021. The certificate is renewable with an application within 90 days prior to the expiration.

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

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies, it is possible that these competitors have better access in certain local markets, an enhanced ability to customize products to certain regions and better-established local distribution channels. We also compete with large national competitors in the PRC. Although we have advanced automated humic acid-based fertilizer production lines and greenhouse supported research and development centers, we cannot assure that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization has led to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced by the local Chinese manufacturers. If they are localized and become familiar with fertilizers we produce, we may face additional competition. If we are not successful in our research, development and production of new products and/or in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which might have a material adverse effect on our business, financial condition, results of operations and share price.

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

We had accounts receivable of $102,783,004 as of June 30, 2021, as compared to $99,052,071 and $145,190,160 as of June 30, 2020 and 2019, respectively, decreases of $7,331,463 and decreases of $39,496,834, or 6.9% and 27.2% year over year. The decreases were primarily due to discontinuing sales VIEs Xindeguo, Xinyulei and Xiangrong.

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

Gufeng’s top five distributors accounted for 79.5% of its revenues, with its largest distributor accounting for 16.6% of total revenues for the 2021 fiscal year. Jinong’s top five distributors accounted for 3.1% of its fertilizer revenues for the fiscal year ended June 30, 2021. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it will adversely affect our results of operations.

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

Jinong is the holder of four registered patents. The first patent is a fertilizer formulation named “Method and Recipe of the Water-Soluble Humic Acid Fertilizers.” The second patent, “Production Facility of Humic Acid Products,” relates to our proprietary production line and manufacturing processes in the PRC. The third patent is “Production Method of Organic Fertilizer.” The fourth patent is “Production method of Multifunctional liquid calcium fertilizer.” Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will defend us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects like our patent applications. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in the PRC.

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

While Gufeng had sales revenues of $110,834,918, for its fiscal year ended June 30, 2021, Gufeng’s net income for such period was $(93,878,370). This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals

Although we have made progress in terms of integrating Gufeng’s employees, products and distribution network into our business during the past 12 months, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition and results of operations.

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

The global market and economic conditions during the years 2008 through 2021 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. The inflation rate was 2.7%, 2.9%, and 2.5% in 2018, 2019 and 2020, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

Recent regulatory developments in China may subject us to additional regulatory review and disclosure requirements, expose us to government interference, or otherwise restrict our ability to offer securities and raise capital outside China, all of which could materially and adversely affect our business and the value of our securities.

As our operations in China increasingly involve the provision of administrative support as well as information technology services to our operating entities within China, we may be subject to PRC laws relating to, among others, data security and restrictions over foreign investments in value-added telecommunications services and other industry sectors set out in the Special Administrative Measures (Negative List) for the Access of Foreign Investment (2020 Edition). Specifically, we may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These PRC laws apply not only to third-party transactions, but also to transfers of information between us and our wholly foreign-owned enterprises in China, and other parties with which we have commercial relations. These PRC laws and their interpretations and enforcement continue to develop and are subject to change, and the PRC government may adopt other rules and restrictions in the future.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, and the government-led cybersecurity reviews of certain companies with VIE structures, may lead to additional regulatory review in China over our financing and capital raising activities in the United States.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. The PRC Cybersecurity Law also establishes more stringent requirements applicable to operators of computer networks, especially to operators of networks which involve critical information infrastructure. The PRC Cybersecurity Law contains an overarching framework for regulating Internet security, protection of private and sensitive information, and safeguards for national cyberspace security and provisions for the continued government regulation of the Internet and content available in China. The PRC Cybersecurity Law emphasizes requirements for network products, services, operations and information security, as well as monitoring, early detection, emergency response and reporting. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Cybersecurity Review Measures (the “Draft Measures”) for public comments until July 25, 2021. According to the Draft Measures, the scope of cybersecurity reviews is extended to data processing operators engaging in data processing activities that affect or may affect national security. The Draft Measures further requires that any operator applying for listing on a foreign exchange must go through cybersecurity review if it possesses personal information of more than one million users. According to the Draft Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The review focuses on several factors, including, among others, (1) the risk of theft, leakage, corruption, illegal use or export of any core or important data, or a large amount of personal information, and (2) the risk of any critical information infrastructure, core or important data, or a large amount of personal information being affected, controlled or maliciously exploited by a foreign government after a company is listed overseas. While the Draft Measures had been released for consultation purpose, there is still uncertainty regarding the Draft Measures as to its final content, its adoption timeline or effective date, its final interpretation and implementation, and other aspects. Furthermore, the Standing Committee of the National People’s Congress passed the Personal Information Protection Law of the PRC (“PIPL”), which will become effective from November 1, 2021, and requires general network operators to obtain a personal information protection certification issued by recognized institutions in accordance with the CAC regulation before such information can be transferred out of China.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement requesting additional disclosures from offshore issuers with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to VIE structures and whether the VIE and the issuer, when applicable, received or were denied permission from the PRC authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the CSRC issued a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory developments in China, and that the securities regulators in both countries should strengthen communications on regulating China-related issuers.

As of the date of this report, we have taken preliminary steps to expand our business into that of blockchain applications and cryptocurrency mining in international markets. Our remaining operations in China do not involve the processing of any significant amount of personal information. However, if the enacted version of the Draft Measures mandates clearance of cybersecurity review and other specific actions to be completed by companies aiming to offer securities outside China, we cannot assure you that the PRC regulatory authorities will not subsequently require us to undergo the approval procedures and subject us to penalties for non-compliance, or that if we are required to obtain such clearance, such clearance can be timely obtained, or at all. If we become subject to cybersecurity inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, it could cause suspension or termination of the future offering of our securities, disruptions to our operations, result in negative publicity regarding our company, and divert our managerial and financial resources. We may also be subject to significant fines or other penalties, which could materially and adversely affect our business, financial condition and results of operations.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong, Gufeng, and the VIE companies. Because of our holding company structure, we rely entirely on dividends payments from our subsidiaries in the PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in with PRC accounting standards and regulations. Under PRC accounting standards and regulations, our subsidiaries are also required to set aside a portion of their after-tax profits to fund certain reserves. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and administrative formalities in completing the procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends to our common stockholders.

Risks associated with the VIE structure.

As described in “Business” above, we operate a portion of our business through variable interest entities (the “VIEs”), including Yuxing and four other VIEs that we acquired since June 2016. Under agreements with the shareholders of the VIEs, the shareholders retain possession and legal ownership of the equity interests and agree to pledge and entrust all their equity interests, to us or our subsidiaries. In addition, the shareholders of the VIE companies enter into a series of agreements designed to give us operational control of the VIEs, including a Voting Proxy Agreement, an Exclusive Option Agreement, an Equity Pledge Agreement Technology Supply Agreements, and a Non-Compete Agreement. In addition, each of the VIEs enters into an Exclusive Technology Supply Agreements with us or our subsidiaries.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars to be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In the fiscal year 2021, China’s currency increased by a cumulative 9.5% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports more expensive and imports into China cheaper by that amount. The effect on trade can be substantial. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

The PRC government has significant influence over companies with China-based operations by enforcing existing rules and regulation, adopting new ones, or changing relevant industrial policies in a manner that may materially increase our compliance cost, change the relevant industry landscape or otherwise cause significant changes to our remaining business operations in China, which could result in material and adverse changes in our operations and cause the value of our securities to significantly decline or be worthless.

The PRC government has significant influence over China-based operations of any company by allocating resources, providing preferential treatment to particular industries or companies, or imposing industry-wide policies on certain industries. The PRC government may also amend or enforce existing rules and regulation, or adopt ones, which could materially increase our compliance cost, change the relevant industry landscape, or cause significant changes to our business operations in China. In addition, the PRC regulatory system is based in part on government policies and internal guidance, some of which are not published on a timely basis or at all, and some of which may even have a retroactive effect. We may not be aware of all non-compliance incidents at all time, and may face regulatory investigation, fines and other penalties as a result. As a result of the changes in the industrial policies of the PRC government, including the amendment to and/or enforcement of the related laws and regulations, companies with China-based operations face significant compliance and operational risks and uncertainties. For example, on July 24, 2021, Chinese state media, including Xinhua News Agency and China Central Television, announced a broad set of reforms targeting private education companies providing after-school tutoring services and prohibiting foreign investments in institutions providing such after-school tutoring services. As a result, the market value of certain U.S. listed companies with China-based operations in the affected sectors declined substantially. On August 30, 2021, the PRC government-imposed restrictions over the provision of online gaming services to minors, aiming at curbing excessive indulgence in online gaming and protecting minors’ mental and physical health, which could adversely affect the development of the online gaming industry in China. The PRC government has also imposed severe restrictions over the operations of cryptocurrency business, which changed the entire industry landscape in China. In addition, the National Development and Reform Commission of China may classify cryptocurrency mining operations as an industry to be eliminated. We have adopted a development strategy to focus on the development and expansion of our blockchain and cryptocurrency mining operations into international markets. As of the date of this report, we are not aware of any similar regulations that may be adopted to significantly curtail our existing business operations in China. However, if such other adverse regulations or policies are adopted in China, our existing operations in China will be materially and adversely affected, and we may have to relocate our offices and certain assets to international markets outside China, which may significantly disrupt our international operations and adversely affect our business, financial condition and results of operations.

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

Almost all our present officers and directors reside outside of the United States; accordingly, it may be difficult to serve them with process in case of a legal action against them. In addition, our operating subsidiaries are in the PRC and substantially all their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us or our officers and directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or most of our directors and officers of criminal penalties, under the United States Federal securities laws or otherwise. In addition, enforcement of a foreign judgment in the PRC may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

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

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is rented from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2018 at monthly rent of RMB24,480 (approximately $3,790) for 612 square meters (approximately 6,588 square feet) of office space.

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

Tianjuyuan rents approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing. Under the rental agreement dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan rents the land at an annual rent of RMB 35,500 (approximately $5,495). The rental term is from February 1, 2004 to January 31, 2054. While the rental agreement was recognized previously by our PRC counsel as invalid and unenforceable due to its permitted use, we have since obtained the proper land use right certificate from the relevant government entity.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Rent from February 2004 to January 2054

* (1) As of June 30, 2021, the encumbrances over our land use right and building ownership are summarized as below:

					Interest
			Contract	Type of	Rate	Property under
No.	Loan Amount	Lending Institution	Period	Guarantee	(Per Annum)	Mortgage
1	RMB 17 million	Postal Saving Bank of China-	May 27, 2021-	Mortgage	5.66%	Tianjuyuan’s land
	($2,631,600)	Pinggu Branch	May 26, 2022
2	RMB 10 million	Beijing Bank-	May 25, 2021-	Mortgage	5.22%	Tianjuyuan’s land
	($1,548,000)	Pinggu Branch	May 21, 2022

Item 3. Legal Proceedings

From time to time, the Company is a party to various legal actions or disputes that arise in the ordinary course of our business.

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On September 30, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021.

Item 4. Mine Safety Disclosures.

This item is not applicable to us.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 8,487,629 shares of which were outstanding as of October 13, 2021, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of October 13, 2021. Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA.”

Holders

As of October 13, 2021, there were approximately 369 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

As of June 30, 2021, there was no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2021.

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

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2016 and ending on June 30, 2021.

$250
$200
$150
$100
$50
$0
6/30/2016
6/30/2017
6/30/2018
6/30/2019
6/30/2020
6/30/2021
CGA
NYSE
Agricultural Chemicals Sector

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company’s equity securities during the fiscal year ended June 30, 2021, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2021, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 6. [Reserved]

The Company has elected to early adopt the amendment to Item 301 of Regulation S-K and is no longer required to provide five years of selected financial data.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), a VIE controlled by Jinong through contractual agreements; (v) Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), a VIE in the PRC controlled by Jinong through contractual agreements; (vi) Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE controlled by Jinong through contractual agreements; (vii) Anhui Fengnong Seed Co., Ltd. (“Fengnong”), a VIE controlled by Jinong through contractual agreements; (viii) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”); and (ix) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”). Yuxing, Lishijie, Jinyangguang, Wangtian, and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Wangtian, and Fengnong may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 71.0% and 70.9% of our total revenues for the years ended June 30, 2021 and 2020, respectively. The sales VIEs generated 24.4% and 25.4% of our revenues for the years ended June 30, 2021 and 2020, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of June 30, 2021, we had developed, produced, and sold a total of 690 different fertilizer products in use, of which 103 were developed and produced by Jinong, 336 by Gufeng, and 251 by the VIE companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2020 to 2021
	2021	2020	Amount	%
	(metric tons)
Jinong	74,382	71,655	2,727	3.8%
Gufeng	308,523	356,973	(48,450)	-13.6%
	382,905	428,629	(45,724)	-10.7%

	Year Ended June 30,
	2021	2020
	(revenue per tons)
Jinong	$803	814
Gufeng	358	338

For the fiscal year ended June 30, 2021, we sold approximately 382,905 metric tons of fertilizer products, as compared to 428,629 metric tons for the fiscal year ended June 30, 2020. For the fiscal year ended June 30, 2021, Jinong sold approximately 74,382 metric tons of fertilizer products, as compared to 71,655 metric tons for the fiscal year ended June 30, 2020. For the fiscal year ended June 30, 2021, Gufeng sold approximately 308,523 metric tons of fertilizer products, as compared to 356,973 metric tons for the fiscal year ended June 30, 2020.

Our sales of fertilizer products to five provinces accounted for approximately 70.6% of our manufactured fertilizer revenue for year ended June 30, 2021. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Hebei (32.6%), Heilongjiang (11.9%), Liaoning (11.2%), Inner Mongolia (11.1%) and Shaanxi (3.9%).

As of June 30, 2021, we had a total of 1,756 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 917 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 3.1% of its fertilizer revenues for the fiscal year ended June 30, 2021. Gufeng had 341 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 79.5% of its revenues for the fiscal year ended June 30, 2021.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 93.9% of our agricultural products revenue for the fiscal year ended June 30, 2021 were Shaanxi (86.0%), Shanghai (5.5%) and Beijing (2.3%).

Recent Developments

Preliminary work for business expansion

On August 30, 2021, at the Company’s annual shareholder meeting for fiscal year 2020, a majority of the Company’s shareholders approved a proposal for the issuance of the Company’s common stock to ten non-US investors in a private placement. The purpose of the stock issuance was to raise funds for expanding the Company’s business into that of blockchain applications including cryptocurrency mining. At the meeting, the Company’s majority shareholder also approved the nomination of Mr. Jian Huang and Mr. Xiaolai Li, who have extensive knowledge and experience within the blockchain and cryptocurrency industries, to the Company’s Board of Directors.

New products and distributors

During the three months ended June 30, 2021, Jinong launched 3 new fertilizer products. Jinong also eliminated 236 unqualified distributors for the three months ended June 30, 2021. During the three months ended June 30, 2021, Gufeng launched 2 new fertilizer products and added 7 new distributors.

Strategic Acquisitions

On June 30, 2016 and January 1, 2017, through Jinong, we entered (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.(2)	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.(3)	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (3)	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 is RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest has been forfeited.

(3)	On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong. In return, the shareholders of Xindeguo, Xinyulei and Xiangrong agreed to pay cash with amount of RMB26,280,000 (approximately $4,068,144) to the Company.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.(2)	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 is RMB1=US$0.144, according to the exchange rate published by Bank of China.

(2)	On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong. In return, the shareholders of Xindeguo, Xinyulei and Xiangrong agreed to pay cash with amount of RMB26,280,000 (approximately $4,068,144) to the Company.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,966,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,752,400) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Fiscal Year ended June 30, 2021 Compared to the Year ended June 30, 2020.

FOR THE YEARS ENDED JUNE 30

	2021	2020	Change $	Change %
Sales
Jinong	$59,409,169	$57,001,659	2,407,510	4.2%
Gufeng	110,834,918	119,623,964	(8,789,046)	-7.3%
Yuxing	11,038,666	9,227,113	1,811,553	19.6%
Sales VIEs	50,125,904	43,575,376	6,550,528	15.0%
Net sales	231,408,657	229,428,112	1,980,545	0.9%
Cost of goods sold
Jinong	43,566,629	37,730,361	5,836,268	15.5%
Gufeng	96,860,527	105,203,118	(8,342,591)	-7.9%
Yuxing	8,991,518	7,935,849	1,055,669	13.3%
Sales VIEs	42,414,469	36,504,218	5,910,251	16.2%
Cost of goods sold	191,833,143	187,373,546	4,459,597	2.4%
Gross profit	39,575,514	42,054,566	(2,479,052)	-5.9%
Operating expenses
Selling expenses	14,467,065	13,556,131	910,934	6.7%
General and administrative expenses	138,855,912	166,420,515	(27,564,603)	-16.6%
Total operating expenses	153,322,977	179,976,646	(26,653,669)	-14.8%
Income from operations	(113,747,463)	(137,922,080)	24,174,617	-17.5%
Other income (expense)
Other income (expense)	442,545	(107,316)	549,861	-512.4%
Interest income	107,400	176,464	(69,065)	-39.1%
Interest expense	(266,506)	(303,966)	37,460	-12.3%
Total other income (expense)	283,439	(234,818)	518,256	-220.7%
Income from continuing operations before income taxes	(113,464,024)	(138,156,897)	24,692,873	-17.9%
Provision for income taxes	5,107,095	2,103,987	3,003,108	142.7%
(Loss) from continuing operations	(118,571,119)	(140,260,884)	21,689,765	-15.5%
Net (loss) income from discontinued operations, net of taxes	(1,176,498)	3,508,748	(4,685,246)	-133.5%
Net (Loss)	(119,747,617)	(136,752,136)	17,004,519	-12.4%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	29,682,548	(14,442,878)	4,125,426	-305.5%
Comprehensive income (loss)	$(90,065,069)	$(151,195,014)	61,129,945	-40.4%
Basic weighted average shares outstanding	6,847,732	5,619,788	1,227,944	21.9%
Basic net (loss) per share – from continuing operations	(17.32)	(24.96)	7.64	-30.6%
Basic net (loss) per share – from discontinued operations	(0.17)	(0.62)	(0.80)	-127.5%
Basic net (loss) per share	$(17.49)	$(24.33)	6.85	-28.1%
Diluted weighted average shares outstanding	6,847,732	5,619,788	1,227,944	21.9%
Diluted net (loss) per share-from continuing operations	(17.32)	(24.96)	7.64	-30.6%
Diluted net (loss) earnings per share-from discontinued operations	(0.17)	0.62	(0.80)	-127.5%
Diluted net (loss) per share	$(17.49)	$(24.33)	6.85	-28.1%

Net Sales

Total net sales for the fiscal year ended June 30, 2021 were $231,408,657, an increase of $1,980,545 or 0.9%, from $229,428,112 for the fiscal year ended June 30, 2020. This increase was principally due to Yuxing’s higher sales.

For the fiscal year ended June 30, 2021, Jinong’s net sales increased $2,407,510, or 4.2%, to $59,409,169 from $57,001,659 for the fiscal year ended June 30, 2020. This increase was mainly attributable to the increase in Jinong’s sales volume during the last fiscal year. Jinong sold 74,382 tons of product during the fiscal year 2021, an increase of 2,727 tons or 3.8% comparing with 71,655 tons for fiscal year 2020.

For the fiscal year ended June 30, 2021, Gufeng’s net sales were $110,834,918, a decrease of $8,789,046, or 7.3% from $119,623,964, for the fiscal year ended June 30, 2020. The decrease was mainly attributable to the decrease in Gufeng’s sales volume during the last fiscal year due to the negative impacts of COVID-19. Gufeng sold 308,523 tons of product during the fiscal year 2021, a decrease of 48,450 tons or 13.6% comparing with 356,973 tons for fiscal year 2020.

For the fiscal year ended June 30, 2021, Yuxing’s net sales were $11,038,666, an increase of $1,811,553, or 19.6%, from $9,227,113 for the fiscal year ended June 30, 2020. The increase was mainly attributable to the increase in market demand and the improvements in logistics that enlarges the reach of Yuxing’s products during the fiscal year 2021.

For the fiscal year ended June 30, 2021, VIEs’ net sales were $50,125,904, an increase of $6,550,528 or 15.0%, from $43,575,376 for the fiscal year ended June 30, 2020. The increase was due primarily to higher Lishijie and Wangtian’s net sales.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2021 was $191,833,143, an increase of $4,459,597, or 2.4%, from $187,373,546 for the fiscal year ended June 30, 2020. This increase was due primarily to higher net sales.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2021 was $43,566,629, an increase of $5,836,268, or 15.5%, from $37,730,361, for the fiscal year ended June 30, 2020. The increase in cost of goods was mainly due to the increase in Jinong’s net sales during the fiscal year 2021.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2021 was $96,860,527, a decrease of $8,342,591, or 7.9%, from $105,203,118, for the fiscal year ended June 30, 2020. This decrease was primarily due to a decrease in its sales volume during the fiscal year 2021.

For year ended June 30, 2021, cost of goods sold by Yuxing was $8,991,518, an increase of $1,055,669, or 13.3%, from $7,935,849 for the fiscal year ended June 30, 2020. This increase was mainly due to the increase in Yuxing’s net sales during the fiscal year 2021.

Cost of goods sold by the sales VIEs for the fiscal year ended June 30, 2021 was $42,414,469, an increase of $5,910,251, or 16.2%, from $36,504,218, for the fiscal year ended June 30, 2020. This increase was primarily due to the higher net sales during the fiscal year 2021.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2021 decreased by $2,479,052 to $39,575,514, as compared to $42,054,566 for the fiscal year ended June 30, 2020. Gross profit margin was 17.8% and 18.0% for the fiscal years ended June 30, 2021 and 2020, respectively.

Gross profit generated by Jinong decreased by $3,428,758, or 17.8%, to $15,842,540 for the fiscal year ended June 30, 2021 from $19,271,298 for the fiscal year ended June 30, 2020. Gross profit margin from Jinong’s sales was approximately 26.7% and 33.8% for the fiscal years ended June 30, 2021 and 2020, respectively. The decrease in gross profit margin was mainly due to higher product costs.

For the fiscal year ended June 30, 2021, gross profit generated by Gufeng was $13,974,391, a decrease of $446,455, or 3.1%, from $14,420,846 for the fiscal year ended June 30, 2020. Gross profit margin from Gufeng’s sales was approximately 12.6% and 12.1% for the fiscal years ended June 30, 2021 and 2020, respectively.

For the fiscal year ended June 30, 2021, gross profit generated by Yuxing was $2,047,148, an increase of $755,884, or 58.5% from $1,291,264 for the fiscal year ended June 30, 2020. The gross profit margin was approximately 18.5% and 14.0% for the fiscal years ended June 30, 2021 and 2020, respectively. The increase in gross profit percentage was mainly due to lower product costs and higher unit sales.

Gross profit generated by VIEs increased by $640,277, or 9.1%, to $7,711,435 for the fiscal year ended June 30, 2021 from $7,071,158 for the fiscal year ended June 30, 2020. Gross profit margin from VIE’s sales was approximately 15.4% and 16.2% for the fiscal year ended June 30, 2021 and 2020, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $14,467,065, or 6.3%, of net sales for the fiscal year ended June 30, 2021, as compared to $13,556,131, or 5.9% of net sales, for the fiscal year ended June 30, 2020, an increase of $910,934, or 6.7%. The selling expenses of Jinong for the fiscal year ended June 30, 2021 were $12,594,150, or 21.2% of Jinong’s net sales, as compared to selling expenses of $12,405,107, or 21.8% of Jinong’s net sales for the fiscal year ended June 30, 2020, an increase of $189,043, or 1.5%. The selling expenses of Yuxing were $67,253, or 0.6% of Yuxing’s net sales for the fiscal year ended June 30, 2021, as compared to $48,147, or 0.5%, of Yuxing’s net sales for the fiscal year ended June 30, 2020. The selling expenses of Gufeng were $307,325, or 0.3% of Gufeng’s net sales for the fiscal year ended June 30, 2021, as compared to $293,841, or 0.2% of Gufeng’s net sales for the fiscal year ended June 30, 2020. The selling expenses of VIEs were $1,498,337, or 3.0%, of VIEs’ net sales for the fiscal year ended June 30, 2021, as compared to $809,036, or 1.8%, of VIEs’ net sales for the fiscal year ended June 30, 2020.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the fiscal year ended June 30, 2021 and 2020. All the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the fiscal year ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $138,855,912, or 60.0% of net sales for the fiscal year ended June 30, 2021, as compared to $166,420,515, or 72.5%, of net sales for the fiscal year ended June 30, 2020, a decrease of $27,564,603, or 16.6%. The decrease in general and administrative expenses was mainly due to lower bad debts expense.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income (expense) for the fiscal year ended June 30, 2021 was $283,439, as compared to $(234,818) for the fiscal year ended June 30, 2020, an increase of $518,256, or 220.7%. The increase in total other income (expense) mainly resulted from investment gain on discontinuing sales VIEs Xindeguo, Xinyulei and Xiangrong.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong has income tax expense of $279,982 for the fiscal year ended June 30, 2021, as compared to $(2,721,559) for the fiscal year ended June 30, 2020, an increase of $3,001,541 or 110.3%.

Gufeng is subject to a tax rate of 25%, and has income tax expense of 0 for the fiscal year ended June 30, 2021 due to net loss, as compared to $(29,485,768) for the fiscal year ended June 30, 2020, an increase of $29,485,768, or 100.0%.

Yuxing has no income tax for the years ended June 30, 2021 and 2020 because it is exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Net Income (Loss)

Net loss for the fiscal year ended June 30, 2021 was $(119,747,617), a decrease of loss with amount of $17,004,519, or 12.4%, compared to $(136,752,136) for the fiscal year ended June 30, 2020. The decrease was mainly due to lower General and administrative expenses. Net loss as a percentage of total net sales was approximately -49.9% and -54.9 % for the fiscal years ended June 30, 2021 and 2020, respectively.

Net loss from continuing operations for fiscal year ended June 30, 2021 was $(118,571,119), a decrease of loss with amount of $21,689,765, or 15.5%, compared to $(140,260,884) for the fiscal year ended June 30, 2020. The decrease was mainly due to lower General and administrative expenses.

Net income (loss) from discontinued operations for fiscal year ended June 30, 2021 was $(1,176,498), a decrease of with amount of $4,685,246, or 133.5%, compared to net income with amount of $3,508,748 for the fiscal year ended June 30, 2020. The decrease was mainly due to lower sales.

Discussion of Segment Profitability Measures

As of June 30, 2021, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, net loss increased 32.8%, by $5,060,604 to $(20,482,770) for the year ended June 30, 2021, from $(15,422,166) for the fiscal year ended June 30, 2020. The difference was due to the increase in general and administrative expenses.

For Gufeng, net loss increased by $10,628,251 or 12.0% to $(99,310,549) for the year ended June 30, 2021 from $(88,682,298) for year ended June 30, 2020. The difference was primarily due to the decrease in net sales.

For Yuxing, net income increased 50.1%, by $213,356, to $639,313 for the year ended June 30, 2021 from $425,957 for year ended June 30, 2020. The increase of net income was mainly due to higher net sales.

For the sales VIEs, the net income (loss) was $4,629,663 for year ended June 30, 2021, increased by $5,984,907 or 441.6%, from $(1,355,244) for year ended June 30, 2020. The increase was mainly due to higher net sales.

For discontinued operations, the net income (loss) was $(1,176,498) for year ended June 30, 2021, decreased by $4,685,246 or 133.5%, from $3,508,748 for year ended June 30, 2020.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of June 30, 2021, cash and cash equivalents were $18,593,944, an increase of $6,755,351, or 57.1%, from $11,838,593 as of June 30, 2020.

We intend to use the net proceeds from our securities offerings, as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2021	2020
Net cash used in operating activities	$(12,879,517)	$(66,196,484)
Net cash used in investing activities	(476,180)	(97,483)
Net cash provided by financing activities	14,302,100	9,751,265
Effect of exchange rate change on cash and cash equivalents	5,712,763	(3,782,324)
Net increase (decrease) in cash and cash equivalents	6,659,166	(60,325,026)
Cash and cash equivalents, beginning balance	11,934,778	72,259,804
Cash and cash equivalents, ending balance	$18,593,944	$11,934,778

Operating Activities

Net cash used in operating activities was $12,879,517 for the fiscal year ended June 30, 2021, a decrease of $53,316,967, or 80.5% from cash provided by operating activities of $66,196,484 for the fiscal year ended June 30, 2020. The decrease was mainly attributable to lower inventories and lower advances to suppliers as of June 30, 2021, comparing to June 30, 2020.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2021 was $476,180, an increase of $378,697, or 388.5%, from cash used in investing activities of $97,483 for the fiscal year ended June 30, 2020. This increase was mainly attribute to more fixed assets purchase in 2021.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2021 was $14,302,100, an increase of $4,550,835, or 46.7% from cash used in financing activities of $9,751,265 for the fiscal year ended June 30, 2020.  The increase was mainly due to the proceeds from the sale of common stock with total amount of $14,000,000. During the year ended June 30, 2021, we received $4,078,350 from the proceeds from loans compared to $3,537,500 of proceeds from loans for the fiscal year ended June 30, 2020. During the year ended June 30, 2021, we repaid $3,776,250 loans compared to $3,537,500 of loans repayment for the fiscal year ended June 30, 2020. During the year ended June 30, 2021, we didn’t pay any convertible notes by cash compared to repayments of $1,110,735 for the fiscal year ended June 30, 2020.

As of June 30, our loans payable was as follows:

	2021	2020
Short term loans payable:	$4,179,600	$3,537,500
Total	$4,179,600	$3,537,500

Accounts Receivable

We had accounts receivable of $126,521,991 as of June 30, 2021, as compared to $132,393,115 as of June 30, 2020, a decrease of $5,871,124 or 4.4%. As of June 30, 2021, Gufeng had accounts receivable of $38,055,011, a decrease of $11,512,949, or 23.2%, compared to $49,567,960 as of June 30, 2020. As of June 30, 2021,

Allowance for doubtful accounts in accounts receivable for the fiscal year ended June 30, 2021 was $23,738,987, a decrease of $7,204,888 or 23.3% from $30,943,875 as of June 30, 2020. And the allowance for doubtful accounts as a percentage of accounts receivable was 18.8% as of June 30, 2021 and 23.4% as of June 30, 2020. The impact of COVID-19 caused the difficulty of accounts receivable collection, resulting in higher allowance for doubtful accounts of the company,

Deferred Assets

We had no deferred assets as of June 30, 2021 and 2020. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of June 30, 2021.

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

Inventories

We had inventories of $64,315,903 as of June 30, 2021, compared to $98,408,639 as of June 30, 2020, a decrease of $34,092,736, or 34.6%. The principal reason for the decrease is due to the decrease of Gufeng’s inventory. As of June 30, 2021, Gufeng’s inventory was $36,617,573, compared to $75,129,594 as of June 30, 2020, a decrease of $38,512,021, or 51.3%.

Advances to Suppliers

We had advances to suppliers of $23,884,772 as of June 30, 2021, comparing to $65,002,723 as of June 30, 2020, representing a decrease of $41,117,951, or 63.3%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $16,868,942 as of June 30, 2021 as compared to $17,274,034 as of June 30, 2020, representing a decrease of $405,092, or 2.3%. The decrease was primarily due to lower accounts payable for VIEs. It has account payable of $14,736,412 as of June 30, 2021, comparing to $15,870,778 as of June 30, 2020, representing a decrease of $1,134,366, or 7.1%.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $6,257,215 as of June 30, 2021, comparing to $7,326,889 as of June 30, 2020, representing a decrease of $1,069,674, or 14.6%. The decrease was mainly attributable to Gufeng’s $4,948,793 unearned revenue as of June 30, 2021, comparing to $5,611,017 unearned revenue as of June 30, 2020, representing a decrease of $662,224, or 11.8%, caused by the advancement of deposits made by client. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2021.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of June 30, 2021.

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

As of June 30, 2021, we were organized into seven main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales) and Fengnong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2021, our accumulated other comprehensive income was $2 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2020 and June 30, 2021, China’s currency increased by a cumulative 9.5% against the U.S. dollar. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2021 and June 30, 2020 was $4.2 million and $3.5 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2021. The original loan term on average is one year, and the remaining average life of the short term-loans is eleven months.

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

Item 8. Financial Statements and Supplementary Data

Balance sheets, as of June 30, 2021 and 2020, and statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2021 and 2020, together with the related notes and the reports of our independent registered public accounting firms, are set forth on the “F” pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the fiscal year ended June 30, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled “Internal Control-Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2021 audited by our auditors because we are a smaller reporting company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

			Term as
			Director of
Name	Position with the Company	Age	Company

Zhuoyu Li	Chairman of the Board of Directors, Chief Executive Officer, President	29	2017 - Present

Yongcheng Yang	Chief Financial Officer	56	2017 - Present

Jian Huang	Director	32	2021 - Present

Xiaolai Li	Director	49	2021 - Present

Shiyu Zhang	Director	27	April 2021 - Present
	Compensation Committee Member
	Audit Committee Member
	Nominating Committee Member

Daqing Zhu	Director	56	2017 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	82	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jinjun Lu	Director	48	2017 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Zhuoyu Li	Chairman of the Board of Directors and Chief Executive Officer since 2017. Mr. Li was President of the Company until the death of his father, Tao Li, in December 2017, at which time he was appointed to serve as Chairman of the Board of Directors and Chief Executive Officer. Mr. Li has six years of experience in agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Mr. Li served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li’s practical experience from serving as President of the Company and with 900LH.com qualify him to serve as Chairman of the Board of Directors of the Company.

Yongcheng Yang	Chief Financial Officer. Mr. Yang has served as the Chief Financial Officer of our company since 2017. He served as Senior Vice President of Finance since January 2016. Before that, Mr. Yang served as the chief financial officer of the Company’s wholly-owned subsidiary, Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) since July 2010. Earlier, Mr. Yang had served various senior, and executive level positions in finance for the Company and the Company’s affiliate, Xi’an Techteam Investment Holding (Group) Co., Ltd, since 2002. Mr. Yang started his career in accounting and finance at Shaanxi Weidong Chemistry Co., Ltd from 1989 to 2002. Mr. Yang graduated from Xi’an Jiaotong University in 1989 with his bachelor’s degree in accounting.

Jian Huang	Director. Mr. Huang has served as a director of our company since August 30, 2021. Mr. Huang is an experienced investor in blockchains and crypto currencies. He was the founder of ChainVC, a digital asset fund focusing on the blockchain industry, and invested in a series of blockchain companies and digital asset funds including BitFund. Mr. Huang received an EMBA degree from Guanghua School of Management of Peking University.

Xiaolai Li	Director. Mr. Li has served as a director of our company since August 30, 2021. Mr. Li is the founding partner of INBlockchain Inc., a venture capital company based in Beijing, China with a focus on blockchain assets. He has invested in numerous early-stage blockchain projects, including Invictus Capital, Sia, ZCash, Steemit, EOS.io, and MoibileCoin. Mr. Li has managed multiple digital assets funds, including BitFund from 2013 to 2015. Mr. Li holds a Bachelor of Arts degree in accounting from Changchun University.

Shiyu Zhang	Director, Audit Committee Member, Compensation Committee Member and Nominating Committee Member. Mr. Zhang has served as a director of our company since April 8, 2021. Mr. Zhang is a seasoned developer and entrepreneur in the blockchain industry. He had worked at Lino, a startup company that created dlive.tv, a blockchain-powered live streaming platform with 9.6 million monthly active users. In Lino, Mr. Zhang led a team in designing and developing state-of-art blockchain systems. Lino raised over $20 million early investments from established investors including ZhenFund and first-tier crypto venture funds. dlive.tv was acquired by BitTorrent in December 2019. Mr. Zhang holds a Bachelor of Arts degree in mathematics with minor in computer science from New York University.

Daqing Zhu	Director, Chairman of the Audit Committee, Compensation Committee Member and Nominating Committee Member. Mr. Zhu has served as the president of Shaanxi Aisuo Consulting Co. Ltd., a company specializing in providing professional management and finance services, since 2014. In 2004, Mr. Zhu founded Shaanxi Xintianyou Auto Dealership Co. Ltd, a dealership of auto sales and services for various brands, including BYD Auto, and had served as its CEO and Chairman of the Board until 2014. In addition to founding and developing commercial businesses, Mr. Zhu had also worked in the public sector since the 1990s. His public administration experience includes working at various agencies and offices of the Shaanxi provincial government from 1990 to 2004. Earlier in his career, in the 1980’s, Mr. Zhu was a corporate banking officer at Industrial and Commercial Bank of China in Xi’an. As the corporate leader with responsibility for all aspects of business management, Mr. Zhu has executive level experience in financial management, internal control, marketing to individuals and small businesses, sales, customer care, operations, product management, electronic commerce, financial services, executive compensation, strategic planning, technology, and mergers and acquisitions.

Lianfu Liu	Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as a director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu’s experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Jinjun Lu	Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Lu is the co-founder of Shaanxi Jinfenghui Technology Co. Ltd (“Jinfenghui”) since he started in 2014. Drawing on years of entrepreneurial experience, Mr. Lu plans to grow Jinfenghui into one of the largest mobile terminal device manufacturers in northwestern China. At Jinfenghui, Mr. Lu oversees corporate growth plans, budgets capital expenditures, seeks investment funds, and designs marketing strategies for Jinfenghui products to penetrate target markets. Before founding Jinfenghui, in 1998 he founded Xinjiang Yongan Engineering Co. Ltd in Xinjiang Uyghur Autonomous Region, a provincial-level autonomous region of China in the northwest of the country. Earlier in the 1990s, Mr. Lu began his entrepreneurship career as a distributor for Lining-branded garment products in Henan Province, which he grew into the largest wholesale venture for Lining in the region. As a founder of several enterprises and a seasoned entrepreneur, Mr. Lu not only has executive experience in strategic management, marketing and sales, and technology, but also brings his experience as a founder from different industries.

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are Messrs. Daqing Zhu, Lianfu Liu, Jinjun Lu, and Shiyu Zhang, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Mr. Zhu qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Zhu. The Audit Committee held four meetings during the fiscal year ended June 30, 2021. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees, and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Jinjun Lu, Lianfu Liu, Daqing Zhu, and Shiyu Zhang. The Chairman of the Compensation Committee is Mr. Lu. The Compensation Committee held one meeting during the fiscal year ended June 30, 2021. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Jinjun Lu, Lianfu Liu, Daqing Zhu, and Shiyu Zhang. The Chairman of the Nominating Committee is Mr. Liu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2021. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2021. Accordingly, our “Named Executive Officers” are Mr. Zhuoyu Li, our Chairman, and Chief Executive Officer and Mr. Yongcheng Yang, our Chief Financial Officer.

Our Board established the Compensation Committee to assist with the analysis and determination of the compensation structure for our executive officers. Our Compensation Committee, consisting of four independent directors, reviews and approves, or in some cases recommends for the approval of the full Board, the annual compensation for our executive officers. Typically, management recommends to the Compensation Committee compensation package proposals based on prevailing compensation standards in our industry, which in turn reviews and approves such proposals. Our Compensation Committee may consult with the executive officers to form consensus on such packages. Our executive officers may discuss any disagreements and needed amendment to such proposals with our Compensation Committee before such proposals are finalized and approved by the Compensation Committee.

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

Summary Compensation Table— Fiscal Years Ended June 30, 2021, 2020 and 2019

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation more than $100,000 during each of the three fiscal years ended June 30, 2021, 2020 and 2019.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year Ended	($)	($)	(1)($)	($)	($)	($)	($)	($)

Zhuoyu Li	June 30, 2021	$300,000	$—	—	—	—	—	—	$300,000
Chief Executive	June 30, 2020	$300,000	$120,000	—	—	—	—	—	$420,000
Officer, and Chairman	June 30, 2019	$300,000	$120,000	$—	—	—	—	—	$420,000
of the Board

Yongcheng Yang	June 30, 2021	$180,000	$—	—	—	—	—	—	$180,000
Chief Financial Officer	June 30, 2020	180,000	$63,000	—	—	—	—	—	$243,000
	June 30, 2019	180,000	$63,000	—	—	—	—	—	243,000

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our Named Executive Officers.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation, but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

During the year ended June 30, 2021, the Company granted no plan-based equity awards to Named Executive Officers. The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2021:

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2021.

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

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2021.

	Fees				Non-
	Earned			Non-Equity	Qualified
	or			Deferred	Incentive
	Paid in	Stock	Option	Plan	Compensation	Other	All
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Shiyu Zhang	$						$
Daqing Zhu	$—	—	—	—	—	—	$—
Lianfu Liu	$—	—	—	—	—	—	$—
Jinjun Lu	$—	—	—	—	—	—	$—
Ale Fan	$—	—	—	—	—	—	—

The directors will also be reimbursed for all their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2021 were Messrs. Jinjun Lu, Daqing Zhu, Lianfu Liu, and Shiyu Zhang. During the fiscal year ended June 30, 2021:

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

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2021, and (2) assuming a change in control on June 30, 2021.

	Termination
	Without	Change in
Name	Cause(1)	Control(2)

Zhuoyu Li	$25,000	—

(1)	Represents the payment to be made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2021, i.e., $9.93 per share, multiplied by the number of unvested shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information as of October 13, 2021, the latest applicable date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of October 13, 2021, an aggregate of 8,487,629 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

	Greater Than 5% Shareholders
Common Stock	Zhuoyu Li	971,891	(3)	11.5%

Common Stock	Shaanxi Baoyu Science and Technology Investment Company	971,000		11.4%

	Directors and Executive Officers

Common Stock	Zhuoyu Li Chief Executive Officer and Chairman of the Board	971,891		11.5%

Common Stock	Jian Huang
	Director	—		—	*

Common Stock	Xiaolai Li
	Director	—		—	*

Common Stock	Shiyu Zhang
	Director	—		—	*

Common Stock	Daqing Zhu Director	—		—	*

Common Stock	Jinjun Lu Director	—		—	*

Common Stock	Lianfu Liu Director	10,083		0.1%

	All executive officers and directors as a group	981,974		11.6%

*	Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The address of Shaanxi Baoyu Science and Technology Investment Company is 86 Gaoxin Road B-1-6F, Xi’an, Shaanxi Province 710075, People’s Republic of China.

(2)

In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 8,487,629 shares of common stock outstanding as of October 13, 2021, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

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

As of June 30, 2021, there were no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2021.

Number of
Securities
Remaining
available for
	Number of		Future
	securities to		Issuance
	be issued	Weighted-	Under
	upon	average	Equity
	exercise	exercise	compensation
	of	price of	Plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	234,011
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	234,011

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2021, and June 30, 2020, the amount due to related parties was $4,976,689 and $4,212,407, respectively. As of June 30, 2021, and June 30, 2020, $1,083,600 and $990,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2021, and June 30, 2020, $3,861,449 and $3,192,986, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

On July 1, 2020, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,790).

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

If we become aware of a Related Party Transaction that has not been previously approved under the Policy, such transaction will be presented to the Audit Committee. A Related Party Transaction entered without pre-approval of the Audit Committee shall not be deemed to violate the Policy, or be invalid or unenforceable, so long as the transaction is brought to the Audit Committee as promptly as reasonably practical after it is entered and is subsequently ratified by the Audit Committee.

Communications with the Board

Interested parties may communicate with any of our directors, our Board as a group, our independent directors as a group or any committees of the Board by sending an e-mail to the Secretary to the Board of Directors, at nonmgtdirectors@cgagri.com and indicating the intended recipient in the subject line, or by writing to the Board at the Board of Directors, China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The Board has given Secretary to the Board of Directors the discretion to distribute communications to the director or directors, after ascertaining whether the communications are appropriate to duties and responsibilities of the Board. Communications that relate to ordinary business matters that are not within the scope of the Board’s responsibilities will be forwarded to the appropriate employee within our company. Solicitations, junk email and obviously frivolous or inappropriate communications will not be forwarded. You will receive a written acknowledgement from the Secretary to the Board upon receipt of your communication.

Independence of the Board

Our Board is currently composed of seven (7) members. Daqing Zhu, Jinjun Lu, Lianfu Liu, and Shiyu Zhang qualify as independent directors in accordance with the published listing requirements of the New York Stock Exchange (“NYSE”). The NYSE independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE rules, our Board has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation, or removal.

Board Meetings

The Board held nine meetings, by telephone, in the fiscal year ended June 30, 2021. In addition, the Board unanimously approved nine written consents on matters between meetings. During the fiscal year ended June 30, 2021, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

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

Item 14. Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2021 and 2020:

	Years Ended
	June 30,	June 30,
	2021	2020
Audit Fees	$260,000	$273,000
Audit related fees	—	—
Tax fees	—	—
All Other Fees	—	—
Total	$260,000	$273,000

Audit Fees

On February 6, 2020, the Company dismissed KSP Group, Inc. as the independent registered public accounting firm of the Company. On February 6, 2020, the Company engaged Raul Carrega, CPA as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2021. The aggregate fees billed by Raul Carrega, CPA for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $43,000 for the fiscal years ended June 30, 2021.

On August 28, 2020, the Company dismissed Raul Carrega, CPA as the independent registered public accounting firm of the Company. On August 28, 2020, the Company engaged SS Accounting and Auditing Inc. as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2020 and 2021. The aggregate fees billed by SS Accounting and Auditing Inc. for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $260,000 for the fiscal year ended June 30, 2021.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $0 for the fiscal years ended June 30, 2021, and 2020, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by SS Accounting and Auditing Inc. for our consolidated financial statements as of and for the year ended June 30, 2021.

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

China Green Agriculture, Inc.

Date: October 13, 2021	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 13, 2021	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and CEO (principal executive officer)

October 13, 2021	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

October 13, 2021	/s/ Shiyu Zhang
Shiyu Zhang, Director

October 13, 2021	/s/ Jian Huang
Jian Huang, Director

October 13, 2021	/s/ Xiaolai Li
Xiaolai Li, Director

October 13, 2021	/s/ Lianfu Liu
Lianfu Liu, Director

October 13, 2021	/s/ Daqing Zhu
Daqing Zhu, Director

October 13, 2021	/s/ Jinjun Lu
Jinjun Lu, Director

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2021

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

3.6	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011, Exhibit 3.1).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Form Convertible Note issued by Shaanxi Techteam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8- K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18	Form Entrust Management Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.19	Form Exclusive Option Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.20	Form Exclusive Product Supply Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.21	Form Non-Competition Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.22	Form Pledge of Equity Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.23	Form Shareholder’s Voting Proxy Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.24	Form Strategic Acquisition Contract (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Green Agriculture, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Green Agriculture, Inc. (the Company) as of June 30, 2021, and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 21 to the financial statements, the Company’s financial statements have been presented with its former 3 VIEs Xindeguo, Xinyulei and Xiangrong as a discontinued operation.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 3 to the financial statements, The Company has incurred operating losses and has negative operating cash flows in the fiscal year 2021. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Land Use Rights and Trademarks Subject to Amortization - Impairment Assessment

Critical Audit Matter Description

The Company has intangible assets subject to amortization including Land Use Rights, Customer Relationships, Non- Compete Agreement and Trademarks. As of June 30, 2021, the carrying value of Land Use Rights and Trademarks is $15,734,437. The Company performed the impairment assessment of these Intangible assets subject to amortization on its elected assessment date of June 30, 2021, by assessing the recoverability and whether the asset’s carrying amount exceeds its fair value. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, market multiples, the discount rate, operating income before depreciation and amortization, cashflows and capital expenditures forecasts.

We identified the impairment testing of these intangible assets subject to amortization as a critical audit matter because of significant estimates and assumptions made by the management for the assessment.

How the Critical Audit Matter was Addressed in the Audit

●	We tested management’s process for developing the fair value of the intangible assets subject to amortization.

●	We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s forecast.

●	We evaluated the reasonableness of the qualitative adjustments for factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

●	We tested the mathematical accuracy of the model used by management.

●	We evaluated the reasonableness and consistency of the selected valuation methodology and assumptions utilized by the Company

●	We tested the completeness and accuracy of underlying data used in the fair value estimate.

●	We evaluated the significant assumptions provided by management including discount rate by considering (i) current and past performance of the entity; (ii) their consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ SS Accounting & Auditing, Inc

We have served as the Company’s auditor since 2020.

Plano, Texas

October 13, 2021

CHINA GREEN AGRICULTURE, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021, AND 2020

	2021	2020

ASSETS

Current Assets
Cash and cash equivalents	$18,593,944	$11,838,593
Accounts receivable, net	102,783,004	99,052,071
Inventories, net	64,315,903	98,408,639
Prepaid expenses and other current assets	8,093,808	3,408,747
Amount due from related parties	42,757	66
Advances to suppliers, net	23,884,772	65,002,723
Current Assets of discontinued VIEs	-	7,488,142
Total Current Assets	217,714,188	285,198,981

Plant, property and equipment, net	22,221,016	22,913,555
Other assets	497,365	260,362
Other non-current assets	9,888,518	10,791,055
Intangible assets, net	16,407,651	15,639,051
Goodwill	-	5,606,254
Noncurrent assets of discontinued VIEs		1,718,926
Total Assets	$266,728,738	$342,128,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$16,868,942	$17,274,034
Customer deposits	6,257,215	7,326,889
Accrued expenses and other payables	13,598,821	11,155,419
Amount due to related parties	4,976,689	4,212,407
Taxes payable	32,542,494	30,238,882
Short term loans	4,179,600	3,537,500
Interest payable	794,124	725,895
Current liabilities of discontinued VIEs	-	4,851,235
Total Current Liabilities	79,217,885	79,322,261

Total Liabilities	$79,217,885	$79,322,261

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 8,487,629 and 6,350,129 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	8,488	6,350
Additional paid-in capital	170,223,195	155,455,332
Statutory reserve	27,673,245	29,743,991
Retained earnings	(5,812,533)	111,864,338
Accumulated other comprehensive income (loss)	(4,581,541)	(34,264,089)
Total Stockholders’ Equity	187,510,853	262,805,922

Total Liabilities and Stockholders’ Equity	$266,728,738	$342,128,183

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	2021	2020
Sales
Jinong	$59,409,169	$57,001,659
Gufeng	110,834,918	119,623,964
Yuxing	11,038,666	9,227,113
VIEs - others	50,125,904	43,575,376
Net sales	231,408,657	229,428,112
Cost of goods sold
Jinong	43,566,629	37,730,361
Gufeng	96,860,527	105,203,118
Yuxing	8,991,518	7,935,849
VIEs - others	42,414,469	36,504,218
Cost of goods sold	191,833,143	187,373,546
Gross profit	39,575,514	42,054,566
Operating expenses
Selling expenses	14,467,065	13,556,131
General and administrative expenses	138,855,912	166,420,515
Total operating expenses	153,322,977	179,976,646
Loss from operations	(113,747,463)	(137,922,080)
Other income (expense)
Other income (expense)	442,545	(107,316)
Interest income	107,400	176,464
Interest expense	(266,506)	(303,966)
Total other income (expense)	283,439	(234,818)
Loss from continuing operations before income taxes	(113,464,024)	(138,156,897)
Provision for income taxes	5,107,095	2,103,987
Loss from continuing operations	(118,571,119)	(140,260,884)
Net income (loss) from discontinued operations, net of taxes	(1,176,498)	3,508,748
Net loss	$(119,747,617)	$(136,752,136)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	29,682,548	(14,442,878)
Comprehensive loss	$(90,065,069)	$(151,195,014)

Basic weighted average shares outstanding	6,847,732	5,619,788
Basic net (loss) per share – from continuing operations	(17.32)	(24.96)
Basic net (loss) earnings per share – from discontinued operations	(0.17)	0.62
Basic net (loss) per share	$(17.49)	$(24.33)

Diluted weighted average shares outstanding	6,847,732	5,619,788
Diluted net (loss) per share– from continuing operations	(17.32)	(24.96)
Diluted net (loss) earnings per share – from discontinued operations	(0.17)	0.62
Diluted net (loss) per share	$(17.49)	$(24.33)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	29,743,991	111,864,338	(34,264,089)	262,805,922

Net loss					(119,747,617)		(119,747,617)

Issuance of stock	2,000,000	2,000	13,998,000				14,000,000

Issuance of stock for consulting services	137,500	138	769,863				770,000

Transfer to statutory reserve				(2,070,746)	2,070,746		(6,880,284)

Other comprehensive income (Loss)						29,682,548	29,682,548

BALANCE, JUNE 30, 2021	8,487,629	$8,488	$170,223,195	$27,673,245	$(5,812,533)	$(4,581,541)	$187,510,853

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2019	3,986,912	$3,987	$138,012,445	31,237,891	247,122,574	(19,821,211)	396,555,686

Net loss					(136,752,136)		(136,752,136)

Issuance of stock	931,000	931	10,251,069				10,252,000

Issuance of stock for convertible notes	1,372,650	1,373	6,861,877				6,863,250

Issuance of stock for consulting services	59,567	60	329,940				330,000

Transfer to statutory reserve				(1,493,900)	1,493,900		-

Other comprehensive (loss)						(14,442,878)	(14,442,878)

BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	$29,743,991	$111,864,338	$(34,264,089)	$262,805,922

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,747,617)	$(136,752,136)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,814,131	4,698,482
Provision for losses on accounts receivable	80,998,759	118,362,520
Gain (Loss) on disposal of property, plant and equipment	1,597	38,223
Amortization of debt discount	-	41,707
Goodwill impairment	5,984,611	607,677
Inventories impairment	31,154,089	39,643,198
Change in fair value of derivative liability	-	(17,736)
Changes in operating assets
Accounts receivable	(73,251,435)	(82,782,877)
Amount due from related parties	(41,651)	(66)
Other current assets	(765,594)	(873,111)
Inventories	8,859,281	19,170,514
Advances to suppliers	45,786,780	(33,450,217)
Other assets	2,060,702	1,889,043
Changes in operating liabilities
Accounts payable	(1,229,630)	(759,998)
Customer deposits	(1,151,411)	1,016,311
Amount due to related parties	668,463	-
Tax payables	2,142,145	355,567
Accrued expenses and other payables	1,837,263	2,590,822
Interest payable	-	25,593
Net cash used in operating activities	(12,879,517)	(66,196,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant, property, and equipment	(268,800)	(97,483)
Change in construction in process	(207,380)	-
Net cash used in investing activities	(476,180)	(97,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	14,000,000	10,252,000
Proceeds from loans	4,078,350	3,537,500
Repayment of loans	(3,776,250)	(3,537,500)
Repayment of convertible notes	-	(1,100,735)
Advance from related party	-	600,000
Net cash provided by financing activities	14,302,100	9,751,265

Effect of exchange rate change on cash and cash equivalents	5,712,763	(3,782,324)
Net increase (decrease) in cash and cash equivalents	6,659,166	(60,325,026)

Cash and cash equivalents, beginning balance	11,934,778	72,259,804
Cash and cash equivalents, ending balance	$18,593,944	$11,934,778

Supplement disclosure of cash flow information
Interest paid	$266,506	$303,966
Income taxes paid	386,482	2,889,673

SUPPLEMENT NON-CASH ACTIVITIES
Common stock issued to repay accrued expense	$770,000	$330,000
Convertible notes payments	-	6,863,250
Nonmonetary sales and purchases	43,763,144	43,537,582

The consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong.

Yuxing, Lishijie, Jinyangguang, Wangtian and Fengnong may also collectively be referred to as the “the VIE Companies”; Lishijie, Jinyangguang, Wangtian and Fengnong may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company’s current corporate structure as of is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, and the VIE Companies. All significant inter-company accounts and transactions have been eliminated in consolidation.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements have been presented with its former VIEs Xindeguo, Xinyulei and Xiangrong as a discontinued operation. See Note 21, “Discontinued Operations,” for more information.

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

JUNE 30, 2021

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2021, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2021 and 2020 was $18,515,829 and $11,770,123, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $78,115 and $68,470 in cash in two banks in the United States as of June 30, 2021 and 2020, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable at each year-end. Accounts considered uncollectible are provisioned for written off based upon management’s assessment. As of June 30, 2021, and 2020, the Company had accounts receivable of $102,783,004 and $99,052,071, net of allowance for doubtful accounts of $23,738,987 and $30,943,875, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection in the fiscal year 2020 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company recorded bad debt expense in the amount of $ 81 million and $118 million for the fiscal year ended June 30, 2021 and the fiscal year ended June 30, 2020, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of June 30, 2021, and 2020 the Company had no reserve for obsolete goods.

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of June 30, 2021, and 2020 the Company determined that there were no impairments of its long-lived assets.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2021 and 2020, respectively.

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

Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner comparable to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2021, and 2020, the Company performed the required impairment review which resulted in impairment adjustment with amount of $5,984,611 in 2021 and impairment adjustment with amount of $607,677 in 2020. The impairment is reported in General and administrative expenses.

The COVID-19 pandemic events will continue to evolve and the effects on our businesses may differ from what we currently estimate. If the effects prove to be worse than is reflected in our current estimates, additional goodwill or indefinite-lived intangible asset impairment charges could be required.

Summary of changes in goodwill by reporting segments is as follows:

	Balance at		Balance at
	June 30,		June 30,
Segment	2020	Impairment	2021

Gufeng	$4,534,261	(4,534,261)	-
Acquisition of VIE Companies	1,071,993	(1,071,993)	-
	$5,606,254	$(5,606,254)	$-

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

JUNE 30, 2021

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

As of June 30, 2021, there is no derivative financial instruments.

As of June 30, 2020, the only derivative financial instrument is the variable conversion feature embedded in the convertible notes payable (See Note 11). As of June 30, 2020, all convertible notes are matured and paid. Therefore, the fair value of derivative liability is 0 as of June 30, 2020.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2021, and 2020, the Company had customer deposits of $6,257,215 and $7,326,889, respectively.

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

Income taxes

We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740, “Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 12, “Taxes Payable,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of the Company and Green New Jersey is the US dollar. The functional currency of the Chinese subsidiaries is the Chinese Yuan or Renminbi (“RMB”). For the subsidiaries whose functional currencies are other than the US dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the income statement and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency is included in the results of operations as incurred.

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

As of June 30, 2021, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the four sales VIEs that the Company acquired on June 30, 2016 and January 1, 2017. As of June 30, 2021, the Company maintained four main business segments.

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

JUNE 30, 2021

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2021	2020
(Loss) from continuing operations for Basic Earnings Per Share	$(118,571,119)	$(140,260,884)
(Loss) Income from discontinued operations for Basic Earnings Per Share	(1,176,498)	3,508,748
(Loss) for Basic Earnings Per Share	(119,747,617)	(136,752,136)
Basic Weighted Average Number of Shares	6,847,732	5,619,788
(Loss) from continuing operations Per Share – Basic	$(17.32)	$(24.96)
(Loss) Income from discontinued operations Per Share – Basic	$(0.17)	$0.62
Net (Loss) Per Share – Basic	$(17.49)	$(24.33)
(Loss) from continuing operations for Diluted Earnings Per Share	$(118,571,119)	$(140,260,884)
(Loss) Income from discontinued operations for Diluted Earnings Per Share	$(1,176,498)	$3,508,748
(Loss) for Diluted Earnings Per Share	$(119,747,617)	$(136,752,136)
Diluted Weighted Average Number of Shares	6,847,732	5,619,788
(Loss) from continuing operations Per Share – Diluted	$(17.32)	$(24. 96)
(Loss) Income from discontinued operations Per Share – Diluted	$(0.17)	$0.62
Net (Loss) Per Share – Diluted	$(17.49)	$(24.33)

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2021 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), ASU 2019-12, “Simplifying the Accounting for Income Taxes.” ASU 2019-12 eliminates certain exceptions within ASC 740, “Income Taxes,” and clarifies certain aspects of ASC 740 to promote consistency among reporting entities. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company evaluated the impact that with the adoption of ASU 2019-12, and it did not have any impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows in the fiscal year 2021 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2021	2020
Raw materials	$18,023,063	$43,177,071
Supplies and packing materials	$431,076	$465,746
Work in progress	$252,873	$374,756
Finished goods	$45,608,891	$54,391,066
Total	$64,315,903	$98,408,639

During the year ended June 30, 2021, the Company sold compound fertilizers (finished goods) to certain parties at market price, and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times, and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $43,763,144 during the year ended June 30, 2021. No gain or loss incurred as the result of the nonmonetary transactions.

For the fiscal year ended June 30, 2021, total inventories decreased $34,092,736, or 34.6%, to $64,315,903 from $98,408,639 for the fiscal year ended June 30, 2020.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	June 30,
	2021	2020
Building and improvements	$41,429,653	$37,799,650
Auto	3,472,838	3,126,905
Machinery and equipment	19,369,913	17,601,852
Total property, plant and equipment	64,272,403	58,528,407
Less: accumulated depreciation	(42,051,387)	(35,614,852)
Total	$22,221,016	$22,913,555

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2021	2020
Land use rights, net	$9,330,109	$8,755,869
Technology patent, net	-	-
Customer relationships, net	656,625	875,904
Non-compete agreement	16,589	153,190
Trademarks	6,404,328	5,854,087
Total	$16,407,651	$15,639,051

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,329,022). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $161,913). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,127,733). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30, 2020	Foreign Currency Adjustment	Amortization/ Subtraction	June 30, 2021
Land use rights	$11,386,504	1,070,249		12,456,753
Less: accumulated amortization	(2,630,635)		(496,009)	(3,126,644)
Total land use rights, net	$8,755,869	1,070,249	(496,009)	9,330,109

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $909,461) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,424,160) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2021, this technology patent is fully amortized.

The technology know-how consisted of the following:

	June 30,	Foreign Currency	June 30,
	2020	Adjustment	2021
Technology know-how	$2,133,122	200,498	$2,333,621
Less: accumulated amortization	(2,133,122)	(200,498)	(2,333,621)
Total technology know-how, net	$-	-	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $10,062,000) and is amortized over the remaining useful life of ten years. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB12,701,403 (or $1,966,177) and is amortized over the remaining useful life of seven to ten years.

	June 30,	Foreign Currency	Amortization/	June 30,
	2020	Adjustment	Subtraction	2021
Customer relationships	$10,994,749	1,033,429	-	$12,028,177
Less: accumulated amortization	(10,118,844)		(1,252,708)	(11,371,552)
Total customer relationships, net	$875,904	1,033,429	(1,252,708)	$656,625

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $204,336) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016, and January 1, 2017 the Company acquired the VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB4,877,316 (or $755,009) and is amortized over the remaining useful life of five years using the straight-line method.

	June 30,	Foreign Currency	Amortization/	June 30,
	2020	Adjustment	Subtraction	2021
Non-compete agreement	$876,920	82,425		$959,345
Less: accumulated amortization	(723,730)		(219,026)	(942,756)
Total non-compete agreement, net	$153,190	82,425	(219,026)	$16,589

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks and brand names was estimated to be RMB41,371,630 (or $6,404,328) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Years Ending June 30,	Expense ($)
2022	526,688
2023	510,099
2024	345,780
2025	279,227
2026	279,227

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to rent the land use for the Company. As of June 30, 2021, the balance of other non-current assets was $9,888,518, which was the rental fee advances for agriculture lands that the Company engaged in Shiquan County from 2020 to 2027.

In March 2017, Jinong entered into the rental agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The rental agreement was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate rental fee was approximately RMB 13 million per annum, The Company had made 10-year advances of rental fee per rental terms. The Company has amortized $2.1 million as expenses for the year ended June 30, 2021 and $1.9 million as expenses for the year ended June 30, 2020.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Estimated amortization expenses of the rental advance payments herein for the next four twelve-month periods ended June 30 and thereafter are as follows:

Years ending June 30,
2022	$2,078,190
2023	$2,078,190
2024	$2,078,190
2025	$2,078,190
2026 and thereafter	$3,653,948

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2021	2020
Payroll and welfare payable	184,910	168,705
Accrued expenses	7,957,290	7,640,130
Other payables	5,326,796	3,227,913
Other levy payable	129,825	118,671
Total	$13,598,821	$11,155,419

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,947,400). During the year ended June 30, 2021 and 2020 Yuxing has sold approximately $178,484 and $1,200,090 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $92,800 and 0 as of June 30, 2021 and 2020, respectively.

As of June 30, 2021, and June 30, 2020, the amount due to related parties was $4,976,689 and $4,212,407, respectively. As of June 30, 2021, and June 30, 2020, $1,083,600 and $990,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2021, and June 30, 2020, $3,861,449 and $3,192,986, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of June 30, 2021, the Company’s subsidiary, Jinong, owed 900LH.com. $12,870. As of June 30, 2020, the Company’s subsidiary, Jinong, owed 900LH.com. $11,819.

On July 1, 2020, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,790).

NOTE 10 – LOAN PAYABLES

As of June 30, 2021, the short-term loan payables consisted of three loans which mature on dates ranging from May 25, 2021 through May 27, 2021 with interest rates ranging from 5.22% to 5.66%. No. 1, 2 and 3 below are collateralized by Tianjuyuan’s land use right and building ownership right. Loan No. 3 is also guaranteed by the cash deposit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2021
1	Postal Saving Bank of China - Pinggu Branch	May 27, 2021-May 26, 2022	5.66%	2,322,000
2	Postal Saving Bank of China - Pinggu Branch	May 27, 2021-May 26, 2022	5.66%	309,600
3	Beijing Bank -Pinggu Branch	May 25, 2021-May 21, 2022	5.22%	1,548,000
	Total			$4,179,600

The interest expense from short-term loans was $266,304 and $278,328 for the year ended June 30, 2021 and 2020, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,894,800) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,857,600) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

On November 15, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2020.

On February 14, 2020, the Company issued 377,650 shares of common stock at the price of $5.00 per share for the total amount of $1,888,250 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on January 1, 2017 and matured on January 1, 2020.

The Company determined that the fair value of the convertible notes payable was 0 as of June 30, 2021 and June 30, 2020, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of June 30, 2021, the accumulated amortization of this discount into accretion expenses was 0.  As of June 30, 2020, the accumulated amortization of this discount into accretion expense was $1,375,499.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2021 and 2020 of $5,107,095 and $2,103,987, respectively, which is mainly due to the operating income from VIEs. VIEs is subject to 25% EIT rate and thus it made provision for income taxes of $2,217,543 and $651,778 for the years ended June 30, 2021 and 2020, respectively.

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

JUNE 30, 2021

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2021	2020
VAT provision	$(284,940)	$(257,068)
Income tax payable	1,136,929	297,973
Other levies	2,679,970	1,187,442
Repatriation tax	29,010,535	29,010,535
Total	$32,542,494	$30,238,882

The provision for income taxes consists of the following:

	Years Ended June 30,
	2021	2020
Current tax – foreign	$5,107,095	$2,103,987
Total	$5,107,095	$2,103,987

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2021	2020
Deferred tax assets
Deferred Tax Benefit	36,359,106	33,743,546
Valuation allowance	(36,359,106)	(33,743,546)
Total deferred tax assets	$-	-

The change in valuation allowance for the year ended June 30, 2021 was an increase of $2,615,560 which was resulted from foreign exchange rates.

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

As of June 30, 2021, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and the total deferred tax assets is 0.

U.S. Tax Cuts and Jobs Act and Provisional Estimates

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 27.5%. This is the result of using the tax rate of 34% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. For fiscal year 2019, 2020 and 2021, our U.S. federal statutory tax rate is 21%.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Tax Rate Reconciliation

Our effective tax rates were approximately -4.5% and -1.5% for years ended June 30, 2021 and 2020, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21.0% and 21.0% to income before income taxes for the years ended June 30, 2021 and 2020 for the following reasons:

June 30, 2021

	China 15% - 25%		United States 21%		Total

Pretax (loss)	$(111,633,655)		(1,830,369)		$(113,464,024)

Expected income tax expense (benefit)	(27,908,414)	25.0%	(384,377)	21.0%	(28,292,791)
High-tech income benefits on Jinong	5,330,679	-4.8%	-	-	5,330,679
Loss from subsidiaries in which no benefit is recognized	24,985,260	-22.4%	-	-	24,985,260
Change in valuation allowance on deferred tax asset from US tax benefit	2,699,570	-2.4%	384,377	(21.0)%	3,083,947
Actual tax expense	$5,107,095	-4.6%	$-	%	$5,107,095	-4.5%

June 30, 2020

	China 15% - 25%		United States 21%		Total

Pretax (loss)	$(136,601,646)		(1,555,249)		$(138,156,897)

Expected income tax expense (benefit)	(34,150,412)	25.0%	(326,602)	21.0%	(34,477,014)
High-tech income benefits on Jinong	1,814,372	-1.3%	-	-	1,814,372
Losses from subsidiaries in which no benefit is recognized	34,440,026	-25.2%	-	-	34,440,026
Change in valuation allowance on deferred tax asset from US tax benefit	-		326,602	(21.0)%	326,602
Actual tax expense	$2,103,987	-1.5%	$-	%	$2,103,987	-1.5%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 13 – STOCKHOLDERS’ EQUITY

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

On November 15, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2020.

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

On August 30, 2021, the Company held its annual shareholder meeting for fiscal year 2020 and a proposal for issuance of shares of the Company’s Common Stock was approved during the meeting. The proposal includes offerings up to 13,142,857 shares of Common Stock, par value $0.001 per share, to a group of ten non-US investors in a private placement. The proposed purchase price per share of the offering was $15.00 for the total proceeds up to $197,142,855.

As of June 30, 2021, and June 30, 2020, there were 8,487,629 and 6,350,129 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2021, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 14 – STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2021 and 2020.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Vendor and Customer Concentration

There was no vendor that the Company purchased over 10% of its raw materials for fertilizer manufacturing during the year ended June 30, 2021.

There was no vendor that the Company purchased over 10% of its raw materials for fertilizer manufacturing during the year ended June 30, 2020.

There was no customer that the Company sold over 10% of its sales for manufactured fertilizer during the year ended June 30, 2021.

Two customers accounted for an aggregate amount of $42,091,565, or 10.5% and 10.4%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2020.

Litigation

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On September 30, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021.

NOTE 16 – SEGMENT REPORTING

As of June 30, 2021, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and the sales VIEs. Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
	2021	2020
Revenues from unaffiliated customers:
Jinong	$59,409,169	$57,001,659
Gufeng	110,834,918	119,623,964
Yuxing	11,038,666	9,227,113
Sales VIEs	50,125,904	43,575,376
Consolidated	$231,408,657	$229,428,112

Operating income (expense):
Jinong	$(20,314,442)	$(18,249,504)
Gufeng	(98,976,802)	(117,826,339)
Yuxing	622,636	413,226
Sales VIEs	6,751,528	(704,194)
Reconciling item (1)	-	-
Reconciling item (2)	(1,830,382)	(1,555,269)
Consolidated	$(113,747,462)	$(137,922,080)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Net income (loss):
Jinong	$(20,482,770)	(15,422,166)
Gufeng	(99,310,549)	(88,682,298)
Yuxing	639,313	425,957)
Sales VIEs	4,629,663	(1,355,244)
Reconciling item (1)	13	19
Reconciling item (2)	(4,529,952)	(1,555,269)
Reconciling item (3)	$483,164	$(33,671,884)
Consolidated	$(118,571,119)	$(140,260,884)

Depreciation and Amortization:
Jinong	$809,559	$760,535
Gufeng	1,202,230	2,070,861
Yuxing	1,249,414	1,179,144
Sales VIEs	552,927	687.942
Consolidated	$3,814,131	$4,698.482
Interest expense:
Jinong	-	25,593
Gufeng	266,304	278,373
Yuxing	-	-
Sales VIEs	202	105
Consolidated	$266,506	$304,071

Capital Expenditure:
Jinong	$59,916	$50,625
Gufeng	75,983	4,448
Yuxing	108,732	27,794
Sales VIEs	24,168	14,617
Consolidated	$268,800	$97,483

	As of
	June 30,	June 30,
	2021	2020
Identifiable assets:
Jinong	$85,585,344	$83,055,679
Gufeng	130,346,782	213,038,203
Yuxing	38,516,348	34,310,053
Sales VIEs	43,862,592	35,508,422
Reconciling item (1)	(31,748,448)	(23,950,294)
Reconciling item (2)	166,121	166,121
Consolidated	$266,728,738	$342,128,183

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	Reconciling amounts refer to the loss on discontinuing sales VIE of Shenqiu Zhenbai.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2021 and 2020, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 17 – COMMITMENTS AND CONTINGENCIES

On July 1, 2020, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as its Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,790).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB2,958 ($458).

On August 1, 2020, Jinyangguang signed a one-year lease for 1,236.88 square meters (approximately 13,315 square feet) commercial space with monthly rent of RMB12,500 (approximately $1,935) effective August 1, 2020.

On January 1, 2020, Fengnong signed a two-year lease for warehouse space with monthly rent of RMB35,000 (approximately $5,418) effective January 1, 2020.

Accordingly, the Company recorded an aggregate of $104,762 and $$46,815 as rent expenses for the years ended June 30, 2021 and 2020, respectively. The contingent rent expenses herein for the next five years ended June 30, are as follows:

Years ending June 30,
2022	139,205
2023	139,205
2024	139,205
2025	139,205
2026	139,205

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

JUNE 30, 2021

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

On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, exited the VIE agreements with the shareholders of Xinjiang and Xiangrong.

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2021 and June 30, 2020:

	June 30,	June 30,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$253,566	$310,448
Accounts receivable, net	35,360,138	26,708,511
Inventories	6,681,758	5,457,860
Other current assets	477,693	409,754
Related party receivable	-	-
Advances to suppliers	277,563	392,282
Total Current Assets	43,050,718	33,278,855

Plant, Property and Equipment, Net	138,662	143,278
Other assets
Intangible Assets, Net	673,213	1,014,295
Goodwill	-	1,071,994
Total Assets	$43,862,593	$35,508,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,736,412	$15,870,778
Customer deposits	167,059	70,729
Accrued expenses and other payables	9,162,742	6,416,032
Amount due to related parties	-	-
Total Current Liabilities	24,066,213	22,357,539
Total Liabilities	$24,066,213	22,357,539

Stockholders’ equity	19,796,380	13,150,883

Total Liabilities and Stockholders’ Equity	$43,862,593	$35,508,422

	Years Ended June 30,
	2021	2020
Revenue	$50,125,905	$43,575,375
Expenses	45,496,242	44,930,619
Net income	$4,629,663	$(1,355,244)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 20 – DISCONTINUED OPERATIONS

On June 10, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo and Xinyulei. In return, the shareholders of Xindeguo and Xinyulei agreed to pay cash with amount of RMB1,850,000 (approximately $286,380) to the Company.

For the discontinuation of Xindeguo and Xinyulei made on June 10, 2021, the Company gave up the control of the following assets in Xindeguo and Xinyulei:

Working Capital	$(1,135,366)
Intangible Assets	28,050
Long-term equity investment	139,320
Goodwill	1,257,784
Total Asset	288,898

In return, the purchase consideration returned to the Company from Xindeguo and Xinyulei’s shareholders is summarized below:

Cash	$286,380
Total Payback	$286,380
Net Gain (Loss)	(2,518)

On June 10, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xiangrong. In return, the shareholders of Xiangrong agreed to pay cash with amount of RMB24,430,000 (approximately $3,781,764) to the Company.

For the discontinuation of Xiangrong made on June 10, 2021, the Company gave up the control of the following assets in Xiangrong:

Working Capital	$2,930,551
Intangible assets	23,890
Goodwill	316,200
Total Asset	$3,270,641

In return, the purchase consideration returned to the Company from Xiangrong’s shareholders is summarized below:

Cash	$3,781,764
Total Payback	$3,781,764
Net Gain (Loss)	511,123

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table summarizes the results of discontinued operations for the periods presented:

	June 30,	June 30,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$26,426	$96,185
Accounts receivable, net	4,905,066	6,641,255
Inventories	2,896,198	512,441
Other current assets	1,392,245	159,165
Related party receivable	0	0
Advances to suppliers	390,656	79,095
Total Current Assets	9,610,591	7,488,141

Plant, Property and Equipment, Net	0	14,780
Other assets	139,320	152,820
Intangible Assets, Net	51,940	112,575
Goodwill	1,573,984	1,438,751
Total Assets	$11,375,835	$9,207,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,235,297	$445,059
Customer deposits	595,528	15,701
Accrued expenses and other payables	5,985,470	4,390,475
Amount due to related parties	0	0
Total Current Liabilities	7,816,295	4,851,235
Total Liabilities	$7,816,295	4,851,235

Stockholders’ equity	3,559,540	4,355,832

Total Liabilities and Stockholders’ Equity	$11,375,835	$9,207,067

	Years Ended June 30,
	2021	2020
Revenue	$8,519,069	$19,815,384
Cost of goods sold	7,053,703	17,119,372
Selling expenses	297,449	344,185
General and administrative expenses	2,260,980	(1,397,894)
Other income (expense)	125	(34)
Income before provision (benefit) from income taxes	(1,092,938)	3,749,687
Provision (benefit) for income taxes	83,560	240,941
(Loss) income from discontinued operations, net of taxes	$(1,176,498)	$3,508,746

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 21 – RESTRICTED NET ASSETS

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

The Company’s PRC subsidiaries net assets as of June 30, 2021 and 2020 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets

	As of June 30,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$75,165	$65,520
Other current assets	169,071	169,071
Total Current Assets	244,236	234,590

Long-term equity investment	199,250,069	273,573,440
Total long-term assets	199,250,069	273,573,440
Total Assets	$199,494,305	$273,808,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	3,861,449	3,192,986
Other payables and accrued expenses	7,907,483	7,594,602
Total Current Liabilities	11,983,452	11,002,108

Stockholders’ Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 8,487,629 and 6,350,129 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	8,488	6,350
Additional paid in capital	170,223,195	155,455,332
Accumulated other comprehensive income (loss)	(4,581,541)	(34,264,089)
Retained earnings	14,980,428	141,608,329
Total Stockholders’ Equity	187,510,853	262,805,922
Total Liabilities and Stockholders’ Equity	$199,494,305	$273,808,030

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Condensed Statements of Operations

	Year ended June 30,
	2021	2020
Revenue	$-	$-
General and administrative expenses	1,830,382	1,555,269
Interest income	13	19
Provision for tax	2,699,570	-
Equity investment in subsidiaries	(115,217,678)	(135,196,887)
Net income	$(119,747,617)	$(136,752,136)

Condensed Statements of Cash Flows	Year Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(13,990,355)	$(10,864,886)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	14,000,000	10,852,000
Cash and cash equivalents, beginning balance	65,520	78,405
Cash and cash equivalents, ending balance	$75,165	$65,520

Notes to Condensed Parent Company Financial Information

As of June 30, 2021, and 2020, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 22 – OTHER EVENTS

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

JUNE 30, 2021

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2021 had been adversely affected.

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

NOTE 23 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these consolidated financial statements were available to be issued and has determined that there were below significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.

On August 30, 2021, at the Company’s annual shareholder meeting for fiscal year 2020, a majority of the Company’s shareholders approved a proposal for the issuance of the Company’s common stock to ten non-US investors in a private placement. The proposal includes offerings up to 13,142,857 shares of Common Stock with par value $0.001 per share. The proposed purchase price per share of the offering was $15.00 for total proceeds up to $197,142,855. The purpose of the stock issuance was to raise fund for expanding the Company’s business into that of blockchain applications including cryptocurrency mining.

At the meeting, the Company’s majority shareholder also approved the nomination of Mr. Jian Huang and Mr. Xiaolai Li, who have extensive knowledge and experience within the blockchain and cryptocurrency industries, to the Company’s Board of Directors. Messrs. Zhuoyu Li, Jian Huang, Xiaolai Li, Shiyu Zhang, Daqing Zhu, Lianfu Liu, and Jinjun Lu were elected to serve as directors until the next annual shareholders meeting or until their successors are duly elected or appointed.