Form 10-Q
period 2021-09-30
China Green Agriculture, Inc.
filed 2021-11-15
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,487,629 shares of common stock, $0.001 par value, as of November 15, 2021.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$22,022,563	$18,593,944
Accounts receivable, net	99,143,737	102,783,004
Inventories, net	52,463,033	64,315,903
Prepaid expenses and other current assets	6,109,382	8,093,808
Amount due from related parties	93,983	42,757
Advances to suppliers, net	23,271,394	23,884,772
Total Current Assets	203,104,092	217,714,188

Plant, property and equipment, net	21,654,369	22,221,016
Other assets	465,924	497,365
Other non-current assets	9,385,712	9,888,518
Intangible assets, net	16,303,367	16,407,651
Total Assets	$250,913,464	$266,728,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,580,483	$16,868,942
Customer deposits	7,841,368	6,257,215
Accrued expenses and other payables	13,838,593	13,598,821
Amount due to related parties	5,222,850	4,976,689
Taxes payable	32,556,587	32,542,494
Short term loans	4,187,700	4,179,600
Interest payable	795,663	794,124
Total Current Liabilities	78,023,244	79,217,885

Total Liabilities	$78,023,244	79,217,885

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 8,487,629 and 8,487,629 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	8,488	8,488
Additional paid-in capital	170,223,195	170,223,195
Statutory reserve	27,307,547	27,673,245
Retained earnings	(20,524,043)	(5,812,533)
Accumulated other comprehensive loss	(4,124,967)	(4,581,541)
Total Stockholders’ Equity	172,890,220	187,510,853

Total Liabilities and Stockholders’ Equity	$250,913,464	$266,728,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2021	2020
Sales
Jinong	$15,161,742	$14,529,312
Gufeng	14,788,252	15,828,203
Yuxing	2,888,894	2,423,488
VIEs - others	4,542,142	9,359,707
Net sales	37,381,030	42,140,710
Cost of goods sold
Jinong	11,092,311	10,685,464
Gufeng	12,857,262	13,977,817
Yuxing	2,389,467	2,042,072
VIEs - others	3,788,945	7,561,164
Cost of goods sold	30,127,985	34,266,517
Gross profit	7,253,045	7,874,193
Operating expenses
Selling expenses	3,714,213	4,687,423
General and administrative expenses	18,474,399	31,274,517
Total operating expenses	22,188,612	35,961,940
(Loss) from operations	(14,935,567)	(28,087,747)
Other income (expense)
Other (expense)	(2,908)	(5,133)
Interest income	45,389	22,359
Interest expense	(72,099)	(56,768)
Total other (expense)	(29,618)	(39,542)
(Loss) from continuing operations before income taxes	(14,965,185)	(28,127,289)
Provision for income taxes	112,023	1,569,003
(Loss) from continuing operations	$(15,077,208)	(29,696,292)
Net (loss) from discontinued operations, net of taxes	-	(1,256,622)
Net (loss)	$(15,077,208)	$(30,952,914)

Other comprehensive income (loss)
Foreign currency translation gain	456,574	13,467,844
Comprehensive (loss)	$(14,620,634)	$(17,485,070)

Basic weighted average shares outstanding	8,487,629	6,350,129
Basic net (loss) per share – from continuing operations	(1.78)	(4.68)
Basic net (loss) earnings per share – from discontinued operations	-	(0.20)
Basic net (loss) per share	$(1.78)	$(4.87)

Diluted weighted average shares outstanding	8,487,629	6,350,129
Diluted net (loss) per share– from continuing operations	(1.78)	(4.68)
Diluted net (loss) earnings per share – from discontinued operations	-	(0.20)
Diluted net (loss) per share	$(1.78)	$(4.87)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2021	8,487,629	$8,488	$170,223,195	$27,673,245	$(5,812,533)	$(4,581,541)	$187,510,853

Net (loss)					(15,077,208)		(15,077,208)

Transfer to statutory reserve				(365,698)	365,698		-

Other comprehensive income (loss)						456,574	456,574

BALANCE, SEPTEMBER 30, 2021	8,487,629	$8,488	$170,223,195	$27,307,547	$(20,524,043)	$(4,124,967)	$172,890,220

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	29,743,991	111,864,338	(34,264,089)	262,805,922

Net (loss)					(30,952,914)		(30,952,914)

Transfer to statutory reserve				165,495	(165,495)		-

Other comprehensive income (loss)						13,467,844	13,467,844

BALANCE, SEPTEMBER 30, 2020	6,350,129	$6,350	$155,455,332	$29,909,486	$80,745,930	$(20,796,245)	$245,320,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss)	$(15,077,208)	$(30,952,914)
Adjustments to reconcile Net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	812,559	920,432
Provision for losses on accounts receivable	5,831,528	17,562,141
Gain (Loss) on disposal of property, plant and equipment	84	1,528
Inventories impairment	10,845,543	12,910,479
Changes in operating assets
Accounts receivable	(2,008,214)	(16,826,575)
Amount due from related parties	(50,941)	(157,905)
Other current assets	161,210	(328,204)
Inventories	1,084,711	(17,809,274)
Advances to suppliers	657,064	29,023,657
Other assets	519,911	486,453
Changes in operating liabilities
Accounts payable	(3,307,633)	1,090,518
Customer deposits	1,565,825	1,556,349
Amount due to related parties	244,000	-
Tax payables	7,219	428,007
Accrued expenses and other payables	229,298	441,796
Net cash provided by (used in) operating activities	1,514,956	(1,653,512)

Cash flows from investing activities
Purchase of plant, property, and equipment	(69,792)	(21,112)
Change in construction in process	32,277	(8,855)
Sales of discontinued operations	1,830,683	-
Net cash provided by (used in) investing activities	1,793,168	(29,967)

Cash flows from financing activities
Proceeds from loans	-	294,400
Net cash provided by financing activities	-	294,400

Effect of exchange rate change on cash and cash equivalents	120,495	2,286,224
Net increase in cash and cash equivalents	3,428,619	897,144

Cash and cash equivalents, beginning balance	18,593,944	11,934,778
Cash and cash equivalents, ending balance	$22,022,563	$12,831,922

Supplement disclosure of cash flow information
Interest expense paid	$72,099	$56,768
Income taxes paid	$96,089	$78,562

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

The Company’s corporate structure as of September 30, 2021 is set forth in the diagram below:

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

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2021 and June 30, 2021 were $21,841,857  and   $18,515,829, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $180,706 and $78,115 in cash in two banks in the United States as of September 30, 2021 and June 30, 2021, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of September 30, 2021, and June 30, 2021, the Company had accounts receivable of $99,143,737 and $102,783,004, net of allowance for doubtful accounts of $28,893,232 and $23,738,987, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection in 2020 and 2021 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company recorded bad debt expense in the amount of $6 million and $18 million for the three months ended September 30, 2021 and 2020, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of September 30, 2021, and 2020, the Company had no reserve for obsolete goods. The company confirmed the loss of $11 million and $13 million of inventories for the three months ended September 30, 2021 and 2020, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2021 and 2020, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2021, and June 30, 2021, the Company had customer deposits of $7,841,368 and $6,257,215, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30
	2021	2020
(Loss) from continuing operations for Basic Earnings Per Share	$(15,077,208)	$(29,696,292)
(Loss) from discontinued operations for Basic Earnings Per Share	-	(1,256,622)
(Loss) for Basic Earnings Per Share	(15,077,208)	(30,952,914)
Basic Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Basic	$(1.78)	$(4.68)
(Loss) Income from discontinued operations Per Share – Basic	$-	$(0.20)
Net (Loss) Per Share – Basic	$(1.78)	$(4.87)
(Loss) from continuing operations for Diluted Earnings Per Share	$(15,077,208)	$(29,696,292)
(Loss) Income from discontinued operations for Diluted Earnings Per Share	$-	$(1,256,622)
(Loss) for Diluted Earnings Per Share	$(15,077,208)	$(30,952,914)
Diluted Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Diluted	$(1.78)	(4.68)
(Loss) Income from discontinued operations Per Share – Diluted	$-	$(0.20)
Net (Loss) Per Share – Diluted	$(1.78)	$(4.87)

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2021 through September 30, 2021. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2021	2021
Raw materials	$11,341,591	$18,023,063
Supplies and packing materials	$514,957	$431,076
Work in progress	$238,377	$252,873
Finished goods	$40,368,108	$45,608,891
Total	$52,463,033	$64,315,903

The company confirmed the loss of $11 million and $13 million of inventories for the three months ended September 30, 2021 and 2020, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2021	2021
Building and improvements	$41,542,347	$41,429,653
Auto	3,465,900	3,472,838
Machinery and equipment	19,432,054	19,369,913
Total property, plant and equipment	64,440,302	64,272,403
Less: accumulated depreciation	(42,785,933)	(42,051,387)
Total	$21,654,369	$22,221,016

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2021	2021
Land use rights, net	$9,285,886	$9,330,109
Technology patent, net	-	-
Customer relationships, net	592,432	656,625
Non-compete agreement	8,310	16,589
Trademarks	6,416,740	6,404,328
Total	$16,303,367	$16,407,651

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

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2021	2021
Land use rights	$12,480,897	12,456,753
Less: accumulated amortization	(3,195,011)	(3,126,644)
Total land use rights, net	$9,285,886	9,330,109

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $911,223) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,426,920) and is amortized over the remaining useful life of six years using the straight-line method. As of September 30, 2021, this technology patent is fully amortized.

The technology know-how consisted of the following:

	September 30,	June 30,
	2021	2021
Technology know-how	$2,338,143	$2,333,621
Less: accumulated amortization	(2,338,143)	(2,333,621)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $10,081,500) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB12,701,403 (or $1,969,988) and is amortized over the remaining useful life of seven to ten years.

	September 30,	June 30,
	2021	2021
Customer relationships	$12,051,488	$12,028,177
Less: accumulated amortization	(11,459,056)	(11,371,552)
Total customer relationships, net	$592,432	$656,625

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $204,732) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB4,877,316 (or $756,472) and is amortized over the remaining useful life of five years using the straight-line method.

	September 30,	June 30,
	2021	2021
Non-compete agreement	$961,204	$959,345
Less: accumulated amortization	(952,894)	(942,756)
Total non-compete agreement, net	$8,310	$16,589

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41, 371,630 (or $6,416,740 and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2022	519,399
2023	464,229
2024	324,452
2025	279,768
2026	196,738

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of September 30, 2021, the balance of other non-current assets was $9,385,712, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2023 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $0.5 million and $0.5 million as expenses for the three months ended September 30, 2021 and 2020, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended September 30 and thereafter are as follows:

Twelve months ending September 30,
2023	$2,082,218
2024	$2,082,218
2025	$2,082,218
2026 and thereafter	$3,139,059

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2021	2021
Payroll and welfare payable	$185,269	$184,910
Accrued expenses	8,273,360	7,957,290
Other payables	5,249,887	5,326,796
Other levy payable	130,077	129,825
Total	$13,838,593	$13,598,821

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,955,050). For the three months ended September 30, 2021 and 2020, Yuxing has sold approximately $55,092 and $169,722 products to 900LH.com.

The amount due from 900LH.com to Yuxing was 0 and $92,800 as of September 30, 2021 and June 30, 2021, respectively.

As of September 30, 2021, and June 30, 2021, the amount due to related parties was $5,222,850 and $4,976,689, respectively.  As of September 30, 2021, and June 30, 2021, $1,085,700 and $1,083,600, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of September 30, 2021, and June 30, 2021, $4,105,449 and $3,861,449, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of September 30, 2021, and June 30, 2021, the Company’s subsidiary, Jinong, owed 900LH.com $12,895 and $12,870, respectively.

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,797).

NOTE 10 – LOAN PAYABLES

As of September 30, 2021, the short-term loan payables consisted of three loans which mature on dates ranging from May 21, 2022 through May 26, 2022 with interest rates ranging from 5.22% to 5.66%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2021
1	Postal Saving Bank of China - Pinggu Branch	May 27, 2021-May 26, 2022	5.66%	2,326,500
2	Beijing Bank - Pinggu Branch	May 27, 2021-May 26, 2022	5.66%	310,200
3	Postal Saving Bank of China - Pinggu Branch	May 25, 2021-May 21, 2022	5.22%	1,551,000
	Total			$4,187,700

The interest expense from short-term loans was $72,011 and $56,768 for the period ended September 30, 2021 and 2020, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,910,100) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,861,200) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

On November 15, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2019.

On February 14, 2020, the Company issued 377,650 shares of common stock at the price of $5.00 per share for the total amount of $1,888,250 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on January 1, 2017 and matured on December 31, 2019.

The Company determined that the fair value of the convertible notes payable was 0 as of September 30, 2021 and June 30, 2021, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of September 30, 2021, the accumulated amortization of this discount into accretion expenses was $1,375,499. As of September 30, 2020, the accumulated amortization of this discount into accretion expenses was $1,375,499.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three-month period ended September 30, 2021 and 2020 of $112,023 and $1,569,003, respectively.

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

Income Taxes and Related Payables

	September 30,	June 30,
	2021	2021
VAT provision	$(330,509)	$(284,940)
Income tax payable	1,179,680	1,136,929
Other levies	2,696,881	2,679,970
Repatriation tax	29,010,535	29,010,535
Total	$32,556,587	$32,542,494

The provision for income taxes consists of the following:

	September 30,	September 30,
	2021	2020
Current tax - foreign	$112,023	$1,569,003
Deferred tax	-	-
Total	$112,023	$1,569,003

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2021	2021
Deferred tax assets
Deferred Tax Benefit	36,429,570	36,359,106
Valuation allowance	(36,429,570)	(36,359,106)
Total deferred tax assets	$-	-

Tax Rate Reconciliation

Our effective tax rates were approximately -0.7% and-5.6% for the three months ended September 30, 2021 and 2020, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the Three months Ended September 30, 2021 and 2020 for the following reasons:

September 30, 2021

	China		United States
	15% - 25%		21%		Total
Pretax loss	$(14,510,752)		(454,433)		$(14,965,185)

Expected income tax expense (benefit)	(3,627,688)	25.0%	(95,431)	21.0%	(3,723,119)
High-tech income benefits on Jinong	954,729	(6.6)%	-	-	954,729
Losses from subsidiaries in which no benefit is recognized	2,714,518	(18.7)%	-	-	2,714,518
Change in valuation allowance on deferred tax asset from US tax benefit	70,464	(0.5)%	95,431	(21.0)%	165,895
Actual tax expense	$112,023	(0.8)%	$-	-%	$112,023	(0.7)%

September 30, 2020

	China		United States
	15% - 25%		21%		Total
Pretax loss	$(27,671,412)		(455,876)		$(28,127,288)	(1)

Expected income tax expense (benefit)	(6,917,853)	25.0%	(95,734)	21.0%	(7,013,587)
High-tech income benefits on Jinong	(178,593)	0.6%	-	-	(178,593)
Losses from subsidiaries in which no benefit is recognized	7,750,951	(28.0)%	-	-	7,750,951
Change in valuation allowance on deferred tax asset from US tax benefit	914,498	(3.3)%	95,734	(21.0)%	1,010,232
Actual tax expense	$1,596,003	(5.7)%	$-	-%	$1,569,003	(5.6)%

(1)	The numbers are excluding discontinued entities.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the quarter ended September 30, 2021 and September 30, 2020.

As of September 30, 2021, and June 30, 2021, there were 8,487,629 and 8,487,629 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2021, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

None of the vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the three months ended September 30, 2021

.

There were five vendors from which the Company purchased more than 10% of its raw materials, with the total of 65.8% of its raw materials for the three months ended September 30, 2020. Total purchases from these vendors are $38,276,289 for the three-month period ended September 30, 2020.

No customer accounted for over 10% of the Company’s sales for the three months ended September 30, 2021 and 2020.

Litigation

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On September 30, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors. The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days. The plaintiff amended the complaint on Oct 29, 2021.

 The Company intends to move to dismiss it.

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

	Three Months Ended September 30,
Revenues from unaffiliated customers:	2021	2020
Jinong	$15,161,742	$14,529,312
Gufeng	14,788,252	15,828,203
Yuxing	2,888,894	2,423,488
Sales VIEs	4,542,143	9,359,707
Consolidated	$37,381,031	$42,140,710

Operating income (expense):
Jinong	$(3,862,612)	$1,758,677
Gufeng	(9,090,997)	(31,136,234)
Yuxing	162,601	137,213
Sales VIEs	(1,690,124)	1,608,473
Reconciling item (1)	-	-
Reconciling item (2)	(454,436)	(455,876)
Consolidated	$(14,935,568)	$(28,087,747)

Net income (loss):
Jinong	$(3,818,917)	$1,518,043
Gufeng	(9,163,571)	(31,193,670)
Yuxing	161,939	136,909
Sales VIEs	(1,731,762)	1,225,349
Reconciling item (1)	3	-
Reconciling item (2)	(524,901)	(1,370,373)
Reconciling item (3)	-	(12,550)
Consolidated	$(15,077,208)	$(29,696,292)

Depreciation and Amortization:
Jinong	$207,393	$192,578
Gufeng	204,574	305,111
Yuxing	320,305	298,796
Sales VIEs	80,287	123,949
Consolidated	$812,559	$920,432

Interest expense:
Jinong	-	-
Gufeng	72,011	56,768
Yuxing	-	-
Sales VIEs	88	-
Consolidated	$72,099	$56,768

Capital Expenditure:
Jinong	$15,964	$3,667
Gufeng	21,551	17,445
Yuxing	32,277	-
Sales VIEs	-	-
Consolidated	$69,792	$21,112

	As of
	September 30,	June 30,
	2021	2021
Identifiable assets:
Jinong	$82,809,024	$85,585,344
Gufeng	121,469,973	130,346,782
Yuxing	38,915,065	38,516,348
Sales VIEs	39,257,865	43,862,592
Reconciling item (1)	(31,704,583)	(31,748,448)
Reconciling item (2)	166,121	166,121
Consolidated	$250,913,464	$266,728,738

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	The comparative numbers are excluding discontinued entities

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,797).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $459).

On August 1, 2021, Jinyangguang signed a one-year lease for 1,236.88 square meters (approximately 13,315 square feet) commercial space with monthly rent of RMB12,500 (approximately $1,939) effective August 1, 2021.

On January 1, 2020, Fengnong signed a two-year lease for warehouse space with monthly rent of RMB35,000 (approximately $5,429) effective January 1, 2020.

Accordingly, the Company recorded an aggregate of $34,869 and $11,897 as rent expenses from these committed property leases for the three-month periods ended September 30, 2021 and 2020, respectively. The contingent rent expenses herein for the next five twelve-month periods ended September 30, are as follows:

Years ending September 30,
2022	$139,475
2023	139,475
2024	139,475
2025	139,475
2026	139,475

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and June 30, 2021:

	September 30,	June 30,
	2021	2021

ASSETS
Current Assets
Cash and cash equivalents	$211,664	$253,566
Accounts receivable, net	30,182,643	35,360,138
Inventories	6,903,981	6,681,758
Other current assets	382,806	477,693
Advances to suppliers	843,928	277,563
Total Current Assets	38,525,022	43,050,718

Plant, Property and Equipment, Net	132,101	138,662
Other assets
Intangible Assets, Net	600,742	673,213
Total Assets	$39,257,865	$43,862,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	11,385,469	14,736,412
Customer deposits	558,649	167,059
Accrued expenses and other payables	9,216,447	9,162,742
Total Current Liabilities	$21,160,565	$24,066,213
Total Liabilities	$21,160,565	$24,066,213

Stockholders’ equity	18,097,300	19,796,380

Total Liabilities and Stockholders’ Equity	$39,257,865	$43,862,593

	Three Months Ended September 30,
	2021	2020
Revenue	$4,542,143	$9,359,707
Expenses	6,273,905	8,134,358
Net income (loss)	$(1,731,762)	$1,225,349

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

For the discontinuation of Zhenbai made on November 30, 2017, the Company gave up the control of the following assets in Zhenbai:

Working Capital	$1,179,352
Intangible assets	896,559
Customer Relationship	684,727
Non-compete Agreement	211,833
Goodwill	538,488
Total Asset	$2,614,401

In return, the purchase consideration returned to the Company from Zhenbai’s shareholders is summarized below:

Cash	$461,330
Interest Payable	83,039
Convertible notes	1,724,683
Derivative liability	13,353
Total Payback	$2,282,406
Net (Loss)	$(331,995)

On June 10, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo and Xinyulei. In return, the shareholders of Xindeguo and Xinyulei agreed to pay cash with amount of RMB1,850,000 (approximately $286,935) to the Company.

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

On June 10, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xiangrong. In return, the shareholders of Xiangrong agreed to pay cash with amount of RMB24,430,000 (approximately $3,789,093) to the Company.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2020 and 2021 had been adversely affected.

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

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after September 30, 2021 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 80.1% and 72.0% of our total revenues for the three months ended September 30, 2021 and 2020, respectively. The sales VIEs generated 12.2% and 22.2% of our revenues for the three months ended September 30, 2021 and 2020, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of September 30, 2021, we had developed and produced a total of 656 different fertilizer products in use, of which 69 were developed and produced by Jinong, 336 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2020 to 2021
	2021	2020	Amount	%
	(metric tons)
Jinong	15,224	15,871	(647)	-4.1%
Gufeng	38,771	44,824	(6,053)	-13.5%
	53,995	60,695	(6,700)	-11.0%

	Three Months Ended September 30,
	2021	2020
	(revenue per tons)
Jinong	$997	$930
Gufeng	378	345

For the three months ended September 30, 2021, we sold approximately 53,995 tons of fertilizer products, as compared to 60,695 metric tons for the three months ended September 30, 2020. For the three months ended September 30, 2021, Jinong sold approximately 15,224 metric tons of fertilizer products, as compared to 15,871 metric tons for the three months ended September 30, 2020. For the three months ended September 30, 2021, Gufeng sold approximately 38,771 metric tons of fertilizer products, as compared to 44,824 metric tons for the three months ended September 30, 2020.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 57.7% of our fertilizer revenue for the three months ended September 30, 2021. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (23.8%), Heilongjiang (10.1%), Inner Mongolia (8.7%), Liaoning (8.6%), and Shaanxi (6.6%).

As of September 30, 2021, we had a total of 1,803 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 961 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 2.8% of its fertilizer revenues for the three months ended September 30, 2021. Gufeng had 344 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 82.3% of its revenues for the three months ended September 30, 2021.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 91.5% of our agricultural products revenue for the three months ended September 30, 2021 were Shaanxi (82.2%), Shanghai (5.7%), and Sichan (3.7%).

Recent Developments

New Products

During the three months ended September 30, 2021, Jinong launched no new fertilizer product and added 44 new distributors. During the three months ended September 30, 2021, Gufeng did not launch any new fertilizer product but added 3 new distributors.

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

(3)	On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong. In return, the shareholders of Xindeguo, Xinyulei and Xiangrong agreed to pay cash with amount of RMB26,280,000 (approximately $4,076,028) to the Company.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 is RMB1=US$0.144, according to the exchange rate published by Bank of China.

(2)

On June 2, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong. In return, the shareholders of Xindeguo, Xinyulei and Xiangrong agreed to pay cash with amount of RMB26,280,000 (approximately $4,076,028) to the Company.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof (but excluding any claims or encumbrances), and the operations and management of its business to Jinong, in exchange for an aggregate amount of RMB45,000,000 (approximately $6,979,500) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,771,300) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended September 30, 2021 Compared to the Three Months ended September 30, 2020.

	2021	2020	Change $	Change %
Sales
Jinong	$15,161,742	$14,529,312	632,430	4.4%
Gufeng	14,788,252	15,828,203	(1,039,951)	-6.6%
Yuxing	2,888,894	2,423,488	465,406	19.2%
Sales VIEs	4,542,142	9,359,707	(4,817,565)	-51.5%
Net sales	37,381,030	42,140,710	(4,759,680)	-11.3%
Cost of goods sold
Jinong	11,092,311	10,685,464	406,847	3.8%
Gufeng	12,857,262	13,977,817	(1,120,555)	-8.0%
Yuxing	2,389,467	2,042,072	347,395	17.0%
Sales VIEs	3,788,945	7,561,164	(3,772,219)	-49.9%
Cost of goods sold	30,127,985	34,266,517	(4,138,532)	-12.1%
Gross profit	7,253,045	7,874,193	(621,148)	-7.9%
Operating expenses
Selling expenses	3,714,213	4,687,423	(973,210)	-20.8%
General and administrative expenses	18,474,399	31,274,517	(12,800,118)	-40.9%
Total operating expenses	22,188,612	35,961,940	(13,773,328)	-38.3%
Income (loss) from operations	(14,935,567)	(28,087,747)	13,152,180	-46.8%
Other income (expense)
Other income (expense)	(2,908)	(5,133)	2,225	-43.3%
Interest income	45,389	22,359	23,030	103.0%
Interest expense	(72,099)	(56,768)	(15,331)	27.0%
Total other income (expense)	(29,618)	(39,542)	9,924	-25.1%
(Loss) before income taxes	(14,965,185)	(28,127,289)	13,162,104	-46.8%
Provision for income taxes	112,023	1,569,003	(1,456,980)	-92.9%
Net (loss) from continuing operations	$(15,077,208)	$(29,696,292)	14,619,084	-49.2%
Net (loss) from discontinued operations	-	(1,256,622)	1,256,622	-100.0%
Net (Loss)	(15,077,208)	(30,952,914)	15,875,706	-51.3%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	456,574	13,467,844	(13,011,270)	-96.6%
Comprehensive (loss)	$(14,620,634)	$(17,485,070)	2,864,436	-16.4%

Net Sales

Total net sales for the three months ended September 30, 2021 were $37,381,030, a decrease of $4,759,680 or 11.3%, from $42,140,710 for the three months ended September 30, 2020. This decrease was mainly due to the decrease for VIEs’ net sales.

For the three months ended September 30, 2021, Jinong’s net sales increased $632,430, or 4.4%, to $15,161,742 from $14,529,312 for the three months ended September 30, 2020. This increase was mainly due to Jinong’s higher unit sales price in the last three months. Jinong’s revenue per ton was $997 for the three months ended September 30, 2021, comparing to $930 for the same period last year.

For the three months ended September 30, 2021, Gufeng’s net sales were $14,788,252, a decrease of $1,039,951 or 6.6%, from $15,828,203 for the three months ended September 30, 2020. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 38,771 metric tons of fertilizer products for the three months ended September 30, 2021, decreased 6,053 tons or 13.5%, as compared to 44,824 metric tons for the three months ended September 30, 2020.

For the three months ended September 30, 2021, Yuxing’s net sales were $2,888,894, an increase of $465,406 or 19.2%, from $2,423,488 for the three months ended September 30, 2020. The increase was mainly due to the increase in market demand during the three months ended September 30, 2021.

For the three months ended September 30, 2021, VIEs’ net sales were $4,542,142, a decrease of $4,817,656 or 51.5%, from $9,359,707 for the three months ended September 30, 2020. The decrease was mainly due to the decrease in market demand during the three months ended September 30, 2021.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2021 was $30,127,985, a decrease of $4,138,532, or 12.1%, from $34,266,517 for the three months ended September 30, 2020. The decrease was mainly due to 49.9% decrease in VIEs’ cost of goods sold.

Cost of goods sold by Jinong for the three months ended September 30, 2021 was $11,092,311, an increase of $406,847, or 3.8%, from $10,685,464 for the three months ended September 30, 2020. The increase in cost of goods was primarily due to higher net sales in the fiscal year 2021.

Cost of goods sold by Gufeng for the three months ended September 30, 2021 was $12,857,262, a decrease of $1,120,555, or 8.0%, from $13,977,817 for the three months ended September 30, 2020. This decrease was primarily due to the 6.6% decrease in net sale in the fiscal year 2021.

For three months ended September 30, 2021, cost of goods sold by Yuxing was $2,389,467, an increase of $347,395, or 17.0%, from $2,042,072 for the three months ended September 30, 2020. This increase was mainly due to Yuxing’s higher net sales in the fiscal year 2021.

For three months ended September 30, 2021, cost of goods sold by VIEs was $3,788,945, a decrease of $3,772,219, or 49.9%, from $7,561,164 for the three months ended September 30, 2020. This decrease was mainly due to VIEs’ lower net sales in the fiscal year 2021.

Gross Profit

Total gross profit for the three months ended September 30, 2021 decreased by $621,148, or 7.9%, to $7,253,045, as compared to $7,874,193 for the three months ended September 30, 2020. Gross profit margin percentage was 19.4% and 18.7% for the three months Ended September 30, 2021 and 2020, respectively.

Gross profit generated by Jinong increased by $225,583, or 5.9%, to $4,069,431 for the three months ended September 30, 2021 from $3,843,848 for the three months ended September 30, 2020. Gross profit margin percentage from Jinong’s sales was approximately 26.8% and 26.5% for the three months Ended September 30, 2021 and 2020, respectively. The increase in gross profit margin percentage was mainly due to the higher unit sales price for Jinong in the fiscal year 2021.

For the three months ended September 30, 2021, gross profit generated by Gufeng was $1,930,990, an increase of $80,604, or 4.4%, from $1,850,386 for the three months ended September 30, 2020. Gross profit margin percentage from Gufeng’s sales was approximately 13.1% and 11.7% for the Three months Ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, gross profit generated by Yuxing was $499,427, an increase of $118,011, or 30.9% from $381,416 for the three months ended September 30, 2020. The gross profit margin percentage was approximately 17.3% and 15.7% for the three months Ended September 30, 2021 and 2020, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

Gross profit generated by VIEs decreased by $1,045,346, or 58.1%, to $753,197 for the three months ended September 30, 2021 from $1,798,543 for the three months ended September 30, 2020. Gross profit margin percentage from VIE’s sales was approximately 16.6% and 19.2% for the three months Ended September 30, 2021 and 2020, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,714,213, or 9.9%, of net sales for the three months ended September 30, 2021, as compared to $4,687,423, or 11.1%, of net sales for the three months ended September 30, 2020, a decrease of $973,210, or 20.8%. The decrease in selling expense was caused by the decrease in marketing activities.

The selling expenses of Jinong for the three months ended September 30, 2021 were $3,329,991 or 22% of Jinong’s net sales, as compared to selling expenses of $4,256,637 or 29.3% of Jinong’s net sales for the three months ended September 30, 2020.The selling expenses of Yuxing were $13,780 or 0.5% of Yuxing’s net sales for the three months ended September 30, 2021, as compared to $11,817 or 0.5% of Yuxing’s net sales for the three months ended September 30, 2020. The selling expenses of Gufeng were $85,671 or 0.6% of Gufeng’s net sales for the three months ended September 30, 2021, as compared to $67,481 or 0.4% of Gufeng’s net sales for the three months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $18,474,399, or 49.4% of net sales for the three months ended September 30, 2021, as compared to $31,274,517, or 74.2% of net sales for the three months ended September 30, 2020, a decrease of $12,800,118, or 40.9%. The decrease in general and administrative expenses was mainly due to lower general and administrative expenses for Gufeng. Gufeng’s general and administrative expenses were $10,936,316 for the three months ended September 30, 2021, a decreased $21,982,823, or 66.8%, as compared to $32,919,139 for the three months ended September 30, 2020.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2021 was $29,618, as compared to $39,542 for the three months ended September 30, 2020, a decrease in expense of $9,924 or 25.1%. The decrease in total other expense resulted from higher interest income.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the three months ended September 30, 2021, as compared to $267,890 for the three months ended September 30, 2020, a decrease of $267,890, or 100.0%.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the three months ended September 30, 2021 and 2020.

Yuxing has no income tax for the Three months Ended September 30, 2021 and 2020 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net (loss) for the three months ended September 30, 2021 was $(15,077,208), a decrease in loss of $15,875,706, or 51.3%, compared to net (loss) of $(30,952,914) for the three months ended September 30, 2020. Net (loss) as a percentage of total net sales was approximately -40.3% and -73.5% for the three months Ended September 30, 2021 and 2020, respectively.

Net (loss) from continuing operations for the three months ended September 30, 2021 was $(15,077,208), a decrease of loss with amount of $14,619,084, or 49.2%, compared to net (loss) of $(29,696,292) for the three months ended September 30, 2020. The decrease was mainly due to lower General and administrative expenses.

Net (loss) from discontinued operations was 0 and $(1,256,622) for the three months ended September 30, 2021 and 2020.

Discussion of Segment Profitability Measures

As of September 30, 2021, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income decreased by $5,336,960, or 351.6%, to net (loss) of $(3,818,917) for the three months ended September 30, 2021, from net income of $1,518,043 for the three months ended September 30, 2020. The decrease in net income (loss) was principally due to higher general and administrative expense.

For Gufeng, the net (loss) decreased by $22,030,099, or 70.6%, to net (loss) of $(9,163,571) for the three months ended September 30, 2021 from net (loss) of $(31,193,670) for the three months ended September 30, 2020. The decrease was principally due to the decrease in general and administrative expense.

For Yuxing, the net income increased $25,030 or 18.3%, to $161,939 for the three months ended September 30, 2021 from $136,909 for the three months ended September 30, 2020. The increase was mainly due to higher sales.

For the sales VIEs, the net (loss) was $(1,731,762) for period ended September 30, 2021, decreased by $2,957,111, or 243.1%, from net income of $1,225,349 for the three months ended September 30, 2020. The decrease was mainly due to the increase in general and administrative expenses for the sales VIEs.

For discontinued operations, the net (loss) was 0 and $(1,256,622) for the three months ended September 30, 2021 and 2020.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of September 30, 2021, cash and cash equivalents were $22,022,563, an increase of $3,428,618, or 18.4%, from $18,593,944 as of June 30, 2021.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2021	2020
Net cash provided by (used in) operating activities	$1,514,956	$(1,653,512)
Net cash provided by (used in) investing activities	1,793,168	(29,967)
Net cash provided by financing activities	-	294,400
Effect of exchange rate change on cash and cash equivalents	120,495	2,286,224
Net increase in cash and cash equivalents	3,428,619	897,145
Cash and cash equivalents, beginning balance	18,593,944	11,934,778
Cash and cash equivalents, ending balance	$22,022,563	$12,831,923

Operating Activities

Net cash provided by operating activities was $1,514,956 for the three months ended September 30, 2021, an increase of $3,168,468, or 191.6%, from cash used in operating activities of $1,653,512 for the three months ended September 30, 2020. The increase was mainly due to a decrease in account receivable during the three months ended September 30, 2021 as compared to the same period in 2020.

Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2021 was $1,793,168, an increase of $1,823,135, or 6083.8%, compared to cash used in investing activities of $29,967 for the three months ended September 30, 2020. The increase was mainly due to the sales of discontinued operations and the Company received the fund during the three months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2021 was 0, compared to $294,400 net cash provided by financing activities for the three months ended September 30, 2020.

As of September 30, 2021, and June 30, 2021, our loans payable was as follows:

	September 30,	June 30,
	2021	2021
Short term loans payable:	$4,187,700	$4,179,600
Total	$4,187,700	$4,179,600

Accounts Receivable

We had accounts receivable of $99,143,737 as of September 30, 2021, as compared to $102,783,004 as of June 30, 2021, a decrease of $3,639,267, or 3.5%. The decrease was primarily attributable to VIEs’ accounts receivable. As of September 30, 2021, VIEs’ accounts receivable was $35,506,316, a decrease of $3,872,522, or 9.8%, compared to $39,378,838 as of June 30, 2021.

Allowance for doubtful accounts in accounts receivable as of September 30, 2021 was $28,893,232, an increase of $5,154,245, or 21.7%, from $23,738,987 as of June 30, 2021. And the allowance for doubtful accounts as a percentage of accounts receivable was 22.6% as of September 30, 2021 and 18.8% as of June 30, 2021.

Deferred assets

We had no deferred assets as of September 30, 2021 and June 30, 2021. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of September 30, 2021.

Inventories

We had inventories of $52,463,033 as of September 30, 2021, as compared to $64,315,903 as of June 30, 2021, a decrease of $11,852,870, or 18.4%. The decrease was primarily attributable to Gufeng’s inventory. As of September 30, 2021, Gufeng’s inventory was $23,627,155, compared to $36,617,573 as of June 30, 2021, a decrease of $12,990,418, or 35.5%. The company confirmed the loss of $11 million and $13 million of inventories for the three months ended September 30, 2021 and 2020, respectively.

Advances to Suppliers

We had advances to suppliers of $23,271,394 as of September 30, 2021 as compared to $23,884,772 as of June 30, 2021, representing a decrease of $613,378, or 2.6%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $13,580,483 as of September 30, 2021 as compared to $16,868,942 as of June 30, 2021, representing a decrease of $3,288,459, or 19.5%. The decrease was primarily due to the decrease of accounts payable for VIEs. They have accounts payable of $11,385,469 as of September 30, 2021 as compared to $14,736,412 as of June 30, 2021, representing a decrease of $3,350,943, or 22.7%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $7,841,368 as of September 30, 2021 as compared to $6,257,215 as of June 30, 2021, representing an increase of $1,584,153, or 25.3%. The increase was mainly attributable to Jinong’ $2,156,471 unearned revenue as of September 30, 2021, compared to $1,135,988 unearned revenue as of June 30, 2021, increased $1,020,483, or 89.8%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of September 30, 2021.

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

As of September 30, 2021, we were organized into seven main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Lishijie (agriculture sales), Jinyangguang (agriculture sales), Wangtian (agriculture sales) and Fengnong (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2021, our accumulated other comprehensive loss was $4 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2021 and September 30, 2021, China’s currency increased by a cumulative 0.4% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2021 and June 30, 2021 was $4.2 million and $4.2 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2021. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately eight months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended September 30, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: November 15, 2021	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 15, 2021	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.