Form 10-Q
period 2021-12-31
China Green Agriculture, Inc.
filed 2022-02-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,487,629 shares of common stock, $0.001 par value, as of February 14, 2022.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$23,607,170	$18,593,944
Accounts receivable, net	74,786,136	102,783,004
Inventories, net	38,766,953	64,315,903
Prepaid expenses and other current assets	6,917,487	8,093,808
Amount due from related parties	86,208	42,757
Advances to suppliers, net	26,999,738	23,884,772
Total Current Assets	171,163,692	217,714,188

Plant, property and equipment, net	21,196,299	22,221,016
Other assets	472,533	497,365
Other non-current assets	8,989,477	9,888,518
Intangible assets, net	16,184,054	16,407,651
Total Assets	$218,006,055	$266,728,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,402,013	$16,868,942
Customer deposits	6,434,068	6,257,215
Accrued expenses and other payables	19,627,408	13,598,821
Amount due to related parties	5,238,700	4,976,689
Taxes payable	31,079,921	32,542,494
Short term loans	4,247,100	4,179,600
Interest payable	806,949	794,124
Total Current Liabilities	73,836,159	79,217,885

Total Liabilities	$73,836,159	79,217,885

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 8,487,629 and 8,487,629 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	8,488	8,488
Additional paid-in capital	170,223,195	170,223,195
Statutory reserve	26,925,274	27,673,245
Retained earnings	(52,124,706)	(5,812,533)
Accumulated other comprehensive loss	(862,354)	(4,581,541)
Total Stockholders’ Equity	144,169,896	187,510,853

Total Liabilities and Stockholders’ Equity	$218,006,055	$266,728,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Sales
Jinong	$14,966,519	$14,901,875	30,128,261	$29,431,187
Gufeng	21,573,414	22,436,394	36,361,666	38,264,597
Yuxing	2,819,203	2,682,195	5,708,097	5,105,683
VIEs - others	3,467,453	3,718,507	5,068,013	8,202,581
Net sales	42,826,589	43,738,971	77,266,037	81,004,048
Cost of goods sold
Jinong	10,990,616	10,921,417	22,082,927	21,606,881
Gufeng	19,144,888	19,846,423	32,002,150	33,824,240
Yuxing	2,374,221	2,140,856	4,763,688	4,182,928
VIEs - others	3,040,779	3,277,876	4,349,477	6,800,222
Cost of goods sold	35,550,504	36,186,572	63,198,242	66,414,271
Gross profit	7,276,085	7,552,399	14,067,795	14,589,777
Operating expenses
Selling expenses	3,185,204	2,944,641	6,681,075	7,361,235
General and administrative expenses	32,418,068	43,149,969	48,813,393	74,098,894
Total operating expenses	35,603,272	46,094,610	55,494,468	81,460,129
(Loss) from operations	(28,327,187)	(38,542,211)	(41,426,673)	(66,870,352)
Other income (expense)
Other (expense)	462,076	(48,987)	459,231	(57,467)
Interest income	31,219	20,836	76,600	43,219
Interest expense	(66,419)	(67,185)	(138,518)	(123,953)
Total other (expense)	426,876	(95,336)	397,313	(138,201)
(Loss) from continuing operations before income taxes	(27,900,310)	(38,637,547)	(41,029,361)	(67,008,554)
Provision for income taxes	516,981	1,435,825	629,004	2,951,140
(Loss) from continuing operations	(28,417,291)	(40,073,372)	(41,658,365)	(69,959,694)
Net income (loss) from discontinued operations, net of taxes	(3,565,645)	36,708	(5,401,779)	(1,029,883)
Net (loss)	(31,982,936)	(40,036,664)	(47,060,144)	(70,989,577)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,262,613	11,927,692	3,719,187	25,395,536
comprehensive income (loss)	$(28,720,323)	$(28,108,971)	(43,340,957)	$(45,594,041)

Basic weighted average shares outstanding	8,487,629	6,350,129	8,487,629	6,350,129
Basic net earnings per share – from continuing operations	$(3.35)	$(6.31)	(4.91)	$(11.02)
Basic net earnings per share – from discontinued operations	(0.42)	0.01	(0.64)	(0.16)
Basic net earnings per share	$(3.77)	$(6.30)	(5.54)	$(11.18)
	-	-
Diluted weighted average shares outstanding	8,487,629	6,350,129	8,487,629	6,350,129
Diluted net earnings per share– from continuing operations	(3.35)	(6.31)	(4.91)	(11.02)
Diluted net earnings per share – from discontinued operations	(0.42)	0.01	(0.64)	(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2021	8,487,629	$8,488	$170,223,195	$27,673,245	$(5,812,533)	$(4,581,541)	$187,510,853

Net income (loss)					(47,060,144)		(47,060,144)

Transfer to statutory reserve				(747,971)	747,971		-

Other comprehensive income (loss)						3,719,187	3,719,187

BALANCE, DECEMBER 31, 2021	8,487,629	$8,488	$170,223,195	$26,925,274	$(52,124,706)	$(862,354)	$144,169,896

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	29,743,991	111,864,338	(34,264,089)	262,805,922

Net income (loss)					(70,989,577)		(70,989,577)

Transfer to statutory reserve				(498,625)	498,625		-

Other comprehensive income (loss)						25,395,536	25,395,536

BALANCE, DECEMBER 31, 2020	6,350,129	$6,350	$155,455,332	$29,245,366	$41,373,386	$(8,868,553)	$217,211,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net (loss)	$(47,060,144)	$(70,989,577)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,631,019	1,867,471
Provision for losses on accounts receivable	25,279,928	38,475,657
Gain (Loss) on disposal of property, plant and equipment	34	1,562
Inventories impairment	10,999,380	30,791,832
Changes in operating assets
Accounts receivable	(588,426)	(27,015,611)
Amount due from related parties	(42,248)	(172,434)
Other current assets	1,199,981	(251,484)
Inventories	11,209,817	(15,219,180)
Advances to suppliers	(2,947,592)	34,718,741
Other assets	1,046,057	994,332
Changes in operating liabilities
Accounts payable	(6,343,299)	(1,558,575)
Customer deposits	543,423	909,131
Tax payables	244,000	580,112
Accrued expenses and other payables	(58,685)	630,812
Interest payable	6,527,291	-
Net cash used in operating activities	(1,640,536)	(6,237,210)

Cash flows from investing activities
Purchase of plant, property, and equipment	(83,816)	(92,801)
Change in construction in process	32,471
Sales of discontinued operations	1,841,677	(119,489)
Net cash provided by (used in) investing activities	1,790,332	(212,290)

Cash flows from financing activities
Proceeds from loans	-	306,000
Net cash provided by financing activities	-	306,000

Effect of exchange rate change on cash and cash equivalents	1,582,358	4,035,108
Net increase in cash and cash equivalents	5,013,226	(2,108,392)

Cash and cash equivalents, beginning balance	18,593,944	11,934,778
Cash and cash equivalents, ending balance	$23,607,170	$9,826,386

Supplement disclosure of cash flow information
Interest expense paid	$138,518	$123,953
Income taxes paid	$240,265	$239,711

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

On December 1, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie.

On December 31, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong.

Yuxing, Jinyangguang and Wangtian may also collectively be referred to as the “the VIE Companies”; Jinyangguang, and Wangtian may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

”.

The Company’s corporate structure as of December 31, 2021 is set forth in the diagram below:

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements have been presented with its former VIEs Xindeguo, Xinyulei, Xiangrong, Lishijie and Fengnong as a discontinued operation. See Note 21, “Discontinued Operations,” for more information.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of December 31, 2021, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31, 2021 and June 30, 2021 were $23,538,947 and $18,515,829, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $68,223 and $78,115 in cash in two banks in the United States as of December 31, 2021 and June 30, 2021, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of December 31, 2021, and June 30, 2021, the Company had accounts receivable of $74,786,136 and $102,783,004, net of allowance for doubtful accounts of $35,171,602 and $23,738,987, respectively. The company recorded bad debt expense in the amount of $ 25 million and $ 38 million for six months ended December 31, 2021 and 2020, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of December 31, 2021, and 2020, the Company had no reserve for obsolete goods. The company confirmed the loss of $11 million and $31 million of inventories for six months ended December 31, 2021 and 2020, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2021 and 2020, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2021, and June 30, 2021, the Company had customer deposits of $6,434,068 and $6,257,215, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	December 31,
	2021	2020
(Loss) from continuing operations for Basic Earnings Per Share	$(28,417,291)	$(40,073,372)
(Loss) from discontinued operations for Basic Earnings Per Share	(3,565,645)	36,708
(Loss) for Basic Earnings Per Share	(31,982,936)	(40,036,664)
Basic Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Basic	$(3.35)	$(6.31)
(Loss) Income from discontinued operations Per Share – Basic	$(0.42)	$0.01
Net (Loss) Per Share – Basic	$(3.77)	$(6.30)
(Loss) from continuing operations for Diluted Earnings Per Share	$(28,417,291)	$(40,073,372)
(Loss) Income from discontinued operations for Diluted Earnings Per Share	$(3,565,645)	36,708
(Loss) for Diluted Earnings Per Share	$(31,982,936)	(40,036,664)
Diluted Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Diluted	$(3.35)	$(6.31)
(Loss) Income from discontinued operations Per Share – Diluted	$(0.42)	$0.01
Net (Loss) Per Share – Diluted	$(3.77)	$(6.30)

	Six Months Ended
	December 31,
	2021	2020
(Loss) from continuing operations for Basic Earnings Per Share	$(41,658,365)	$(69,959,694)
(Loss) from discontinued operations for Basic Earnings Per Share	(5,401,779)	(1,029,883)
(Loss) for Basic Earnings Per Share	(47,060,144)	(70,989,577)
Basic Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Basic	$(4.91)	$(11.02)
(Loss) Income from discontinued operations Per Share – Basic	$(0.64)	$(0.16)
Net (Loss) Per Share – Basic	$(5.54)	$(11.18)
(Loss) from continuing operations for Diluted Earnings Per Share	$(41,658,365)	$(69,959,694)
(Loss) Income from discontinued operations for Diluted Earnings Per Share	$(5,401,779)	(1,029,883)
(Loss) for Diluted Earnings Per Share	$(47,060,144)	(70,989,577)
Diluted Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Diluted	$(4.91)	$(11.02)
(Loss) Income from discontinued operations Per Share – Diluted	$(0.64)	$(0.16)
Net (Loss) Per Share – Diluted	$(5.54)	$(11.18)

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2021 through December 31, 2021. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2021	2021
Raw materials	$5,532,720	$18,023,063
Supplies and packing materials	$514,466	$431,076
Work in progress	$226,377	$252,873
Finished goods	$32,493,390	$45,608,891
Total	$38,766,953	$64,315,903

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2021	2021
Building and improvements	$42,131,601	$41,429,653
Auto	3,302,295	3,472,838
Machinery and equipment	19,711,345	19,369,913
Total property, plant and equipment	65,145,241	64,272,403
Less: accumulated depreciation	(43,948,942)	(42,051,387)
Total	$21,196,299	$22,221,016

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2021	2021
Land use rights, net	$9,354,408	$9,330,109
Technology patent, net	-	-
Customer relationships, net	321,889	656,625
Non-compete agreement	-	16,589
Trademarks	6,507,757	6,404,328
Total	$16,184,054	$16,407,651

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $11,511,984). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

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

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2021	2021
Land use rights	$12,657,930	12,456,753
Less: accumulated amortization	(3,303,522)	(3,126,644)
Total land use rights, net	$9,354,408	9,330,109

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $924,148) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,447,160) and is amortized over the remaining useful life of six years using the straight-line method. As of December 31, 2021, this technology patent is fully amortized.

The technology know-how consisted of the following:

	December 31,	June 30,
	2021	2021
Technology know-how	$2,371,308	$2,333,621
Less: accumulated amortization	(2,371,308)	(2,333,621)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $10,224,500) and is amortized over the remaining useful life of ten years. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired customer relationships was estimated to be RMB8,808,783 (or $1,385,622) and is amortized over the remaining useful life of seven to ten years.

	December 31,	June 30,
	2021	2021
Customer relationships	$11,610,122	$12,028,177
Less: accumulated amortization	(11,288,233)	(11,371,552)
Total customer relationships, net	$321,889	$656,625

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $207,636) and is amortized over the remaining useful life of five years using the straight-line method. On June 30, 2016 and January 1, 2017, the Company acquired the sales VIE Companies. The fair value of the acquired non-compete agreements was estimated to be RMB3,099,908 (or $487,616) and is amortized over the remaining useful life of five years using the straight-line method.

	December 31,	June 30,
	2021	2021
Non-compete agreement	$695,251	$959,345
Less: accumulated amortization	(695,251)	(942,756)
Total non-compete agreement, net	$-	$16,589

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $6,402,110) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, are as follows:

Twelve Months Ended on December 31,	Expense ($)
2022	518,338
2023	434,474
2024	306,744
2025	283,737
2026	128,595

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of December 31, 2021, the balance of other non-current assets was $8,989,477, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2022 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1 million and $1 million as expenses for the six months ended December 31, 2021 and 2020, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended December 31 and thereafter are as follows:

Twelve months ending December 31,
2023	$2,111,753
2024	$2,111,753
2025	$2,111,753
2026 and thereafter	$2,654,219

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2021	2021
Payroll and welfare payable	$187,897	$184,910
Accrued expenses	8,205,123	7,957,290
Other payables	11,102,466	5,326,796
Other levy payable	131,922	129,825
Total	$19,627,408	$13,598,821

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $4,011,150). For the six months Ended December 31, 2021 and 2020, Yuxing has sold approximately 0 and $176,409 products to 900LH.com.

As of December 31, 2021, and June 30, 2021, the amount due to related parties was $5,238,700 and $4,976,689, respectively.  As of December 31, 2021, and June 30, 2021, $1,101,100 and $1,083,600, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements.

As of December 31, 2021, and June 30, 2021, the Company’s subsidiary, Jinong, owed 900LH.com $4,529 and $12,870, respectively.

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,851).

NOTE 10 – LOAN PAYABLES

As of December 31, 2021, the short-term loan payables consisted of three loans which mature on dates ranging from June 17, 2020 through August 5, 2021 with interest rates ranging from 5.22% to 5.66%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2021
1	Postal Saving Bank of China - Pinggu Branch	May 27, 2021-May 26, 2022	5.66%	2,359,500
2	Beijing Bank - Pinggu Branch	May 27, 2021-May 26, 2022	5.66%	314,600
3	Postal Saving Bank of China - Pinggu Branch	May 25, 2021-May 21, 2022	5.22%	1,573,000
	Total			$4,247,100

The interest expense from short-term loans was $138,518 and $123,953 for the period ended December 31, 2021 and 2020, respectively.

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

The Company determined that the fair value of the convertible notes payable was 0 as of December 31, 2021 and June 30, 2021. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. The accumulated amortization of this discount into accretion expenses was $1,375,499 as of December 31, 2021 and 2020.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six-month period ended December 31, 2021 and 2020 of 0 and $273,796, respectively.

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

Income Taxes and Related Payables

	December 31,	June 30,
	2021	2021
VAT provision	$(393,304)	$(284,940)
Income tax payable	(263,804)	1,136,929
Other levies	2,726,494	2,679,970
Repatriation tax	29,010,535	29,010,535
Total	$31,079,921	$32,542,494

The provision for income taxes consists of the following

	December 31,	December 31,
	2021	2020
Current tax - foreign	$629,004	$3,047,841
Deferred tax	-	-
Total	$629,004	$3,047,841

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2021	2021
Deferred tax assets
Deferred Tax Benefit	36,946,301	36,359,106
Valuation allowance	(36,946,301)	(36,359,106)
Total deferred tax assets	$-	-

Tax Rate Reconciliation

Our effective tax rates were approximately -1.4% and-4.6% for the six months ended December 31, 2021 and 2020, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the six months ended December 31, 2021 and 2020 for the following reasons:

December 31, 2021

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(45,930,217)		(500,923)		$(46,431,140)

Expected income tax expense (benefit)	(11,482,554)	25.0%	(105,194)	21.0%	(11,587,748)
High-tech income benefits on Jinong	1,551,499	(3.4)%	-	-	1,551,499
Losses from subsidiaries in which no benefit is recognized	9,972,865	(21.7)%	-	-	9,972,865
Change in valuation allowance on deferred tax asset from US tax benefit	587,195	(1.3)%	105,194	(21.0)%	692,389
Actual tax expense	$629,004	(1.4)%	$-	-%	$629,004	(1.4)%

December 31, 2020

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(65,557,592)		(970,067)		$(66,527,659)

Expected income tax expense (benefit)	(16,389,398)	25.0%	(203,714)	21.0%	(16,593,112)
High-tech income benefits on Jinong	1,528,049	(2.3)%	-	-	1,528,049
Losses from subsidiaries in which no benefit is recognized	15,632,400	(23.8)%	-	-	15,632,400
Change in valuation allowance on deferred tax asset from US tax benefit	2,276,790	(3.5)%	203,714	(21.0)%	2,480,504
Actual tax expense	$3,047,841	(4.6)%	$-	-%	$3,047,841	(4.6)%

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

On November 23, 2021, the Company entered into a Share Purchase Agreement with certain non-US investors, giving them the right to purchase up to 13,142,857 shares of the Company’s common stock, par value $0.001 per share, at the price of $15 per share in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Rule 903 of Regulation S and/or Section 4(a)(2) of the Securities Act. The aggregate purchase price for the issuable shares is up to $197,142,855.

 There were no shares of common stock issued during the six months ended December 31, 2021 and 2020.

As of December 31, 2021, and June 30, 2021, there were 8,487,629 and 8,487,629 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2021, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

No vendor accounted for over 10% of the Company’s sales for the six months Ended December 31, 2021.

There were two vendors from which the Company purchased more than 10% of its raw materials, with the total of 22.2% of its raw materials for the six months ended December 31, 2020. Total purchases from these vendors are $20,257,292 for the six-month period ended December 31, 2020.

No customer accounted for over 10% of the Company’s sales for the six months Ended December 31, 2021 and 2020.

Litigation

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On September 30, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors. The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days. The plaintiff amended the complaint on Oct 30, 2021. The Company intends to move to dismiss it.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Revenues from unaffiliated customers:
Jinong	$14,966,519	$14,901,875	$30,128,261	$29,431,187
Gufeng	21,573,414	22,436,394	36,361,666	38,264,597
Yuxing	2,819,203	2,682,195	5,708,097	5,105,683
Sales VIEs	3,467,453	3,718,506	5,068,013	8,202,580
Consolidated	$42,826,589	$43,738,970	$77,266,037	$81,004,047

Operating income (loss):
Jinong	$(2,424,698)	$(6,822,917)	$(6,287,310)	$(5,064,240)
Gufeng	(20,807,616)	(29,684,059)	(29,898,613)	(60,820,293)
Yuxing	154,758	151,213	317,359	288,426
Sales VIEs	(5,203,138)	(1,672,256)	(5,057,180)	(304,179)
Reconciling item (1)	-	-	-	-
Reconciling item (2)	(46,494)	(514,193)	(500,929)	(970,068)
Consolidated	$(28,327,188)	$(37,525,972)	$(41,426,673)	$(66,870,354)

Net income (loss):
Jinong	$(2,387,078)	$(6,808,850)	$(6,205,995)	$(5,290,807)
Gufeng	(20,950,605)	(29,815,966)	(30,114,176)	(61,009,636)
Yuxing	235,065	167,650	397,004	304,559
Sales VIEs	(5,203,014)	(1,739,445)	(5,098,642)	(704,126)
Reconciling item (1)	2	2	6	2
Reconciling item (2)	(563,225)	(1,876,485)	(1,088,125)	(3,246,858)
Reconciling item (3)	451,563	(277)	451,563	(12,827)
Consolidated	$(28,417,290)	$(40,073,371)	$(41,658,365)	$(69,959,694)

Depreciation and Amortization:
Jinong	$210,294	$202,293	$417,687	$394,871
Gufeng	205,818	303,556	410,392	608,667
Yuxing	323,648	311,775	643,953	610,571
Sales VIEs	49,163	70,840	97,743	138,688
Consolidated	$788,923	$888,465	$1,569,775	$1,752,797

Interest expense:
Jinong	-	-	-	-
Gufeng	66,419	67,185	138,429	123,953
Yuxing	-	-	-	-
Sales VIEs	-	-	89	-
Consolidated	$66,419	$67,185	$138,518	$123,953

Capital Expenditure:
Jinong	$5,308	$53,381	$21,272	$57,048
Gufeng	7,869	18,308	29,420	35,753
Yuxing	847	-	33,123	-
Sales VIEs	-	-	-	-
Consolidated	$14,024	$71,689	$83,816	$92,801

	As of
	December 31,	June 30,
	2021	2021
Identifiable assets:
Jinong	$86,697,581	$85,585,344
Gufeng	101,171,350	130,346,782
Yuxing	41,858,592	38,516,348
Sales VIEs	18,457,820	43,862,592
Reconciling item (1)	(30,345,409)	(31,748,448)
Reconciling item (2)	166,121	166,121
Consolidated	$218,006,055	$266,728,738

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	The comparative numbers are excluding discontinued entities

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On July 1, 2020, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,851).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $465).

On August 1, 2021, Jinyangguang signed a one-year lease for 1,236.88 square meters (approximately 13,315 square feet) commercial space with monthly rent of RMB12,500 (approximately $1,966) effective August 1, 2021.

Accordingly, the Company recorded an aggregate of $70,727 and $24,318 as rent expenses from these committed property leases for the six-month periods ended December 31, 2021 and 2020, respectively. The contingent rent expenses herein for the next five twelve-month periods ended December 31, are as follows:

Years ending December 31,
2022	$75,387
2023	75,387
2024	75,387
2025	75,387
2026	75,387

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

On December 1, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie.

On December 31, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong.

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying unaudited condensed consolidated financial statements as of December 31, 2021 and June 30, 2021:

	December 31,	June 30,
	2021	2021

ASSETS
Current Assets
Cash and cash equivalents	$517,040	$253,566
Accounts receivable, net	13,135,956	35,360,138
Inventories	4,241,273	6,681,758
Other current assets	58,459	477,693
Advances to suppliers	147,188	277,563
Total Current Assets	18,099,916	43,050,718

Plant, Property and Equipment, Net	36,015	138,662
Other assets
Intangible Assets, Net	321,889	673,213
Total Assets	$18,457,820	$43,862,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	4,419,182	14,736,412
Customer deposits	-	167,059
Accrued expenses and other payables	6,018,966	9,162,742
Total Current Liabilities	$10,438,148	$24,066,213
Total Liabilities	$10,438,148	$24,066,213

Stockholders’ equity	8,019,672	19,796,380

Total Liabilities and Stockholders’ Equity	$18,457,820	$43,862,593

	Three Months Ended December 31,
	2021	2020
Revenue	$3,467,454	$11,003,073
Expenses	8,670,467	12,538,159
Net income (loss)	$(5,203,013)	$(1,535,086)

	Six Months Ended December 31,
	2021	2020
Revenue	$5,068,014	$24,803,790
Expenses	10,166,655	26,233,239
Net income	$(5,098,641)	$(1,429,449)

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

On December 1, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie.

On December 31, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong.

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

On December 1, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie. In return, the shareholders of Lishijie agreed to pay cash with amount of RMB3,500,000 (approximately $550,550) to the Company before December 31, 2021.

For the discontinuation of Lishijie made on November 1, 2021, the Company gave up the control of the following assets in Lishijie:

Working Capital	$358,715
Intangible assets	128,677

Total Asset	$487,392

In return, the purchase consideration returned to the Company from Lishijie’s shareholders is summarized below:

Cash	$550,550
Total Payback	$487,392
Net Gain (Loss)	63,158

On December 31, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong. In return, the shareholders of Fengnong agreed to pay cash with amount of RMB8,750,000 (approximately $1,376,375) to the Company.

For the discontinuation of Fengnong made on December 31, 2021, the Company gave up the control of the following assets in Fengnong:

Working Capital	$805,005
Fixed Assets	91,033
Intangible Assets	86,456

Total Asset	982,494

In return, the purchase consideration returned to the Company from Fengnong’s shareholders is summarized below:

Cash	$1,376,375
Total Payback	$982,494
Net Gain (Loss)	393,881

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2020, 2021 and first half of fiscal year of 2022 had been adversely affected.

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

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after December 31, 2021 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), a VIE in the PRC controlled by Jinong through contractual agreements; (v) Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), a VIE controlled by Jinong through contractual agreements; (vi) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”); and (vii) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”). Yuxing, Jinyangguang and Wangtian may also collectively be referred to as the “the VIE Companies”; Jinyangguang and Wangtian, may also collectively be referred to as “the sales VIEs” or “the sales VIE companies”.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 85.3% and 85.4% of our total revenues for the six months Ended December 31, 2021 and 2020, respectively. The sales VIEs generated 8.1% and 8.5% of our revenues for the six months Ended December 31, 2021 and 2020, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of December 31, 2021, we had developed and produced a total of 659 different fertilizer products in use, of which 72 were developed and produced by Jinong, 336 by Gufeng, and 251 by the VIE Companies.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	December 31,		Change 2020 to 2021
	2021	2020	Amount	%
	(metric tons)
Jinong	15,271	21,228	(5,957)	-28.1%
Gufeng	59,007	66,865	(7,858)	-11.8%
	74,278	88,093	(13,815)	-15.7%

	Three Months Ended December 31,
	2021	2020
	(revenue per tons)
Jinong	$997	$690
Gufeng	378	330

	Six Months Ended
	December 31,		Change 2020 to 2021
	2021	2020	Amount	%
	(metric tons)
Jinong	30,498	37,099	(6,601)	-17.8%
Gufeng	97,778	111,689	(13,911)	-12.5%
	128,276	148,788	(20,512)	-13.8%

	Six Months Ended December 31,
	2021	2020
	(revenue per tons)
Jinong	$989	$830
Gufeng	367	352

For the three months ended December 31, 2021, we sold approximately 74,278 tons of fertilizer products, as compared to 88,093 metric tons for the three months ended December 31, 2020. For the three months ended December 31, 2021, Jinong sold approximately 15,271 metric tons of fertilizer products, as compared to 21,228 metric tons for the three months ended December 31, 2020. For the three months ended December 31, 2021, Gufeng sold approximately 59,007 metric tons of fertilizer products, as compared to 66,865 metric tons for the three months ended December 31, 2020.

For the six months ended December 31, 2021, we sold approximately 128,276 metric tons of fertilizer products, as compared to 148,788 metric tons for the six months ended December 31, 2020. For the six months ended December 31, 2021, Jinong sold approximately 30,498 metric tons of fertilizer products, a decrease of 6,601 metric tons, or 17.8%, as compared to 37,099 metric tons for the six months ended December 31, 2020. For the six months ended December 31, 2021, Gufeng sold approximately 97,778 metric tons of fertilizer products, a decrease of 13,911 metric tons, or 12.5% as compared to 111,689 metric tons for the six months ended December 31, 2020.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 69.3% of our fertilizer revenue for the three months ended December 31, 2021. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (44.1%), Heilongjiang (13.9%), Inner Mongolia (12.5%), Shaanxi (7.9%) and Yunnan (4.9%).

As of December 31, 2021, we had a total of 1,918 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,076 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 8.0% of its fertilizer revenues for the three months ended December 31, 2021. Gufeng had 334 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 79.9% of its revenues for the three months ended December 31, 2021.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 93.5% of our agricultural products revenue for the three months ended December 31, 2021 were Shaanxi (83.5%), Shanghai (6.3%), and Beijing (3.7%).

Recent Developments

New Products

During the three months ended December 31, 2021, Jinong launched 3 new fertilizer products and added 115 new distributors. During the three months ended December 31, 2021, Gufeng did not launch any new fertilizer products and did not add any new distributors.

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

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $7,078,500) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,909,900) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended December 31, 2021 Compared to the Three Months ended December 31, 2020.

	2021	2020	Change $	Change %
Sales
Jinong	$14,966,519	$14,901,875	64,644	0.4%
Gufeng	21,573,414	22,436,394	(862,980)	-3.8%
Yuxing	2,819,203	2,682,195	137,008	5.1%
Sales VIEs	3,467,453	3,718,507	(251,054)	-6.8%
Net sales	42,826,589	43,738,971	(912,382)	-2.1%
Cost of goods sold
Jinong	10,990,616	10,921,417	69,199	0.6%
Gufeng	19,144,888	19,846,423	(701,535)	-3.5%
Yuxing	2,374,221	2,140,856	233,365	10.9%
Sales VIEs	3,040,779	3,277,876	(237,097)	-7.2%
Cost of goods sold	35,550,504	36,186,572	(636,068)	-1.8%
Gross profit	7,276,085	7,552,399	(276,314)	-3.7%
Operating expenses
Selling expenses	3,185,204	2,944,641	240,563	8.2%
General and administrative expenses	32,418,068	43,149,969	(10,731,901)	-24.9%
Total operating expenses	35,603,272	46,094,610	(10,491,338)	-22.8%
Income (loss) from operations	(28,327,187)	(38,542,211)	10,215,024	-26.5%
Other income (expense)
Other income (expense)	462,076	(48,987)	511,063	-1043.3%
Interest income	31,219	20,836	10,384	49.8%
Interest expense	(66,419)	(67,185)	766	-1.1%
Total other income (expense)	426,876	(95,336)	522,213	-547.8%
(Loss) before income taxes	(27,900,310)	(38,637,547)	10,737,237	-27.8%
Provision for income taxes	516,981	1,435,825	(918,844)	-64.0%
Net (loss) from continuing operations	$(28,417,291)	$(40,073,372)	11,656,081	-29.1%
Net (loss) from discontinued operations	(3,565,645)	36,708	(3,602,353)	-9813.5%
Net (Loss)	(31,982,936)	(40,036,664)	8,053,728	-20.1%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,262,613	11,927,692	(8,665,079)	-72.6%
Comprehensive (loss)	$(28,720,323)	$(28,108,972)	(611,351)	2.2%

Net Sales

Total net sales for the three months ended December 31, 2021 were $42,826,589 a decrease of $912,382 or 2.1%, from $43,738,971 for the three months ended December 31, 2020. This decrease was principally a result of the negative impact on sales volumes due to the COVID-19 pandemic, especially for Gufeng’ net sales.

For the three months ended December 31, 2021, Jinong’s net sales increased $64,644, or 0.4%, to $14,966,519 from $14,901,875 for the three months ended December 31, 2020. This increase was mainly due to Jinong’s higher sales price in the last three months. Jinong’s revenue per ton is $997 for the three months ended December 31, 2021, increased $307 or 44.6%, as compared to $690 for the three months ended December 31, 2020.

For the three months ended December 31, 2021, Gufeng’s net sales were $21,573,414, a decrease of $862,980 or 3.8%, from $22,436,394 for the three months ended December 31, 2020. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 59,007 metric tons of fertilizer products for the three months ended December 31, 2021, decreased 7,858 tons or 11.8%, as compared to 66,865 metric tons for the three months ended December 31, 2020.

For the three months ended December 31, 2021, Yuxing’s net sales were $2,819,203, an increase of $137,008 or 5.1%, from $2,682,195 for the three months ended December 31, 2020. The increase was mainly due to the increase in market demand during the three months ended December 31, 2021.

For the three months ended December 31, 2021, VIEs’ net sales were $3,467,453, a decrease of $251,054 or 6.8%, from $3,718,507 for the three months ended December 31, 2020. The decrease was mainly due to the decrease in market demand during the three months ended December 31, 2021.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2021 was $35,550,504, a decrease of $636,068, or 1.8%, from $36,186,572 for the three months ended December 31, 2020. The decrease was mainly due to 10.9% decrease in Yuxing’ cost of goods sold.

Cost of goods sold by Jinong for the three months ended December 31, 2021 was $10,990,616, an increase of $69,199, or 0.6%, from $10,921,417 for the three months ended December 31, 2020. The increase in cost of goods was primarily due to higher net sales in the fiscal year 2021.

Cost of goods sold by Gufeng for the three months ended December 31, 2021 was $19,144,888, a decrease of $701,535, or 3.5%, from $19,846,423 for the three months ended December 31, 2020. This decrease was primarily due to the 3.8% decrease in net sale in the fiscal year 2021.

For three months ended December 31, 2021, cost of goods sold by Yuxing was $2,374,221, an increase of $233,365, or 10.9%, from $2,140,856 for the three months ended December 31, 2020. This increase was mainly due to Yuxing’s higher net sales in the fiscal year 2021.

For three months ended December 31, 2021, cost of goods sold by VIEs was $3,040,779, a decrease of $237,097, or 7.2%, from $3,277,876 for the three months ended December 31, 2020. This decrease was mainly due to VIEs’ lower net sales in the fiscal year 2021.

Gross Profit

Total gross profit for the three months ended December 31, 2021 decreased by $276,314, or 3.7%, to $7,276,085, as compared to $7,552,399 for the three months ended December 31, 2020. Gross profit margin was 17.0% and 17.3% for the three months Ended December 31, 2021 and 2020, respectively.

Gross profit generated by Jinong slightly decreased by $4,555, or 0.1%, to $3,975,903 for the three months ended December 31, 2021 from $3,980,458 for the three months ended December 31, 2020. Gross profit margin from Jinong’s sales was approximately 26.6% and 26.7% for the three months Ended December 31, 2021 and 2020, respectively. The decrease in gross profit margin was mainly due to the higher product cost for Jinong in the fiscal year 2021.

For the three months ended December 31, 2021, gross profit generated by Gufeng was $2,428,526, a decrease of $161,445, or 6.2%, from $2,589,971 for the three months ended December 31, 2020. Gross profit margin from Gufeng’s sales was approximately 11.3% and 11.5% for the three months ended December 31, 2021 and 2020, respectively.

For the three months ended December 31, 2021, gross profit generated by Yuxing was $444,982, a decrease of $96,357, or 17.8% from $541,339 for the three months ended December 31, 2020. The gross profit margin was approximately 15.8% and 20.2% for the three months ended December 31, 2021 and 2020, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Gross profit generated by VIEs decreased by $13,957, or 3.2%, to $426,674 for the three months ended December 31, 2021 from $440,631 for the three months ended December 31, 2020. Gross profit margin from VIE’s sales was approximately 12.3% and 11.8% for the three months ended December 31, 2021 and 2020, respectively, which was slightly increased.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,185,204, or 7.4%, of net sales for the three months ended December 31, 2021, as compared to $2,944,641, or 6.7%, of net sales for the three months ended December 31, 2020, an increase of $240,563, or 8.2%. The increase in selling expense was caused by the increase in marketing activities.

The selling expenses of Jinong for the three months ended December 31, 2021 were $2,873,376 or 19.2% of Jinong’s net sales, as compared to selling expenses of $2,777,239 or 18.6% of Jinong’s net sales for the three months ended December 31, 2020.The selling expenses of Yuxing were $15,596 or 0.6% of Yuxing’s net sales for the three months ended December 31, 2021, as compared to $9,871 or 0.4% of Yuxing’s net sales for the three months ended December 31, 2020. The selling expenses of Gufeng were $77,980 or 0.4% of Gufeng’s net sales for the three months ended December 31, 2021, as compared to $73,249 or 0.3% of Gufeng’s net sales for the three months ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $32,418,068, or 75.7% of net sales for the three months ended December 31, 2021, as compared to $43,149,969, or 98.7% of net sales for the three months ended December 31, 2020, a decrease of $10,731,901, or 24.9%. The decrease in general and administrative expenses was mainly due to lower bad debts expense.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended December 31, 2021 was $426,876, as compared to $95,336 total other expenses for the three months ended December 31, 2020, an increase in income of $522,213 or 547.8%. The increase in total other income resulted from higher subsidy income and investment gain for three months ended December 31, 2021.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the three months ended December 31, 2021 and 2020 due to net loss.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the three months ended December 31, 2021 and 2020 due to net loss.

Yuxing has no income tax for the three months ended December 31, 2021 and 2020 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net income (loss)

Net (loss) for the three months ended December 31, 2021 was $(31,982,936), a decrease in loss of $8,053,728, or 20.1%, compared to net (loss) of $(40,036,664) for the three months ended December 31, 2020. Net loss as a percentage of total net sales was approximately -74.7% and -91.5% for the three months ended December 31, 2021 and 2020, respectively.

Net (loss) from continuing operations for the three months ended December 31, 2021 was $(28,417,291), a decrease of loss with amount of $11,656,081, or 29.1%, compared to net (loss) of $(40,073,372) for the three months ended December 31, 2020. The decrease in net loss was mainly due to lower general and administrative expenses.

Net income (loss) from discontinued operations for the three months ended December 31, 2021 was $(3,565,645), a decrease of with amount of $3,602,353, or 9,813.5%, compared to net income with amount of $36,708 for the three months ended December 31, 2020. The decrease in net income was mainly due to lower sales.

Six months ended December 31, 2021 Compared to the Six months ended December 31, 2020.

	2021	2020	Change $	Change %
Sales
Jinong	$30,128,261	$29,431,187	697,074	2.4%
Gufeng	36,361,666	38,264,597	(1,902,931)	-5.0%
Yuxing	5,708,097	5,105,683	602,414	11.8%
Sales VIEs	5,068,013	8,202,581	(3,134,568)	-38.2%
Net sales	77,266,037	81,004,048	(3,738,011)	-4.6%
Cost of goods sold
Jinong	22,082,927	21,606,881	476,046	2.2%
Gufeng	32,002,150	33,824,240	(1,822,090)	-5.4%
Yuxing	4,763,688	4,182,928	580,760	13.9%
Sales VIEs	4,349,477	6,800,222	(2,450,745)	-36.0%
Cost of goods sold	63,198,242	66,414,271	(3,216,029)	-4.8%
Gross profit	14,067,795	14,589,777	(521,982)	-3.6%
Operating expenses
Selling expenses	6,681,075	7,361,235	(680,160)	-9.2%
General and administrative expenses	48,813,393	74,098,894	(25,285,501)	-34.1%
Total operating expenses	55,494,468	81,460,129	(25,965,661)	-31.9%
Income (loss) from operations	(41,426,673)	(66,870,352)	25,443,679	-38.0%
Other income (expense)
Other income (expense)	459,231	(57,467)	516,698	-899.1%
Interest income	76,600	43,219	33,381	77.2%
Interest expense	(138,518)	(123,953)	(14,565)	11.8%
Total other income (expense)	397,313	(138,201)	535,514	-387.5%
(Loss) before income taxes	(41,029,361)	(67,008,554)	25,979,193	-38.8%
Provision for income taxes	629,004	2,951,140	(2,322,136)	-78.7%
Net (loss) from continuing operations	$(41,658,365)	$(69,959,694)	28,301,329	-40.5%
Net (loss) from discontinued operations	(5,401,779)	(1,029,883)	(4,371,896)	424.5%
Net (Loss)	(47,060,144)	(70,989,577)	23,929,433	-33.7%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,719,187	25,395,536	(21,676,349)	-85.4%
Comprehensive (loss)	$(43,340,957)	$(45,594,041)	2,253,084	-4.9%

Net Sales

Total net sales for the six months ended December 31, 2021 were $77,266,037 a decrease of $3,738,011 or 4.6%, from $81,004,048 for the six months ended December 31, 2020. This decrease was primarily due to a decrease in VIEs’ net sales.

For the six months ended December 31, 2021, Jinong’s net sales decreased $697,074, or 2.4%, to $30,128,261 from $29,431,187 for the six months ended December 31, 2020. This increase was mainly due to Jinong’s higher sales price in the last six months. Jinong’s revenue per ton is $989 for the six months ended December 31, 2021, increased $159 or 19.2%, as compared to $830 for the three months ended December 31, 2020.

For the six months ended December 31, 2021, Gufeng’s net sales were $36,361,666, a decrease of $1,902,931, or 5.0%, from $38,264,597 for the six months ended December 31, 2020. This decrease was mainly attributable to the decrease in Gufeng’s sales volume in the last six months.

For the six months ended December 31, 2021, Yuxing’s net sales were $5,708,097, an increase of $602,414 or 11.8%, from $5,105,683 for the six months ended December 31, 2020.

For the six months ended December 31, 2021, VIEs’ net sales were $5,068,013, a decrease of $3,134,568, or 38.2%, from $8,202,581 for the six months ended December 31, 2020. This decrease was mainly attributable to the decrease in market demands in the last six months.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2021 was $63,198,242, a decrease of $3,216,029, or 4.8%, from $66,414,271 for the six months ended December 31, 2020. The decrease was mainly due to the decrease in Gufeng’s and VIEs’ cost of goods sold which decreased 5.4% and 36.0% respectively.

Cost of goods sold by Jinong for the six months ended December 31, 2021 was $22,082,927, an increase of $476,046, or 2.2%, from $21,606,881 for the six months ended December 31, 2020. The increase in cost of goods was primarily due to the increase in net sales during the last six months.

Cost of goods sold by Gufeng for the six months ended December 31, 2021 was $32,002,150, a decrease of $1,822,090, or 5.4%, from $33,824,240 for the six months ended December 31, 2020. This decrease was primarily due to the 5.0% decrease in net sale during the last six months.

For six months ended December 31, 2021, cost of goods sold by Yuxing was $4,763,688, an increase of $580,760, or 13.9%, from $4,182,928 for the six months ended December 31, 2020. This increase was mainly due to the 11.8% increase in Yuxing’s net sales during the last six months.

For six months ended December 31, 2021, cost of goods sold by VIEs was $4,349,477, a decrease of $2,450,745, or 36.0%, from $6,800,222 for the six months ended December 31, 2020. This decrease was mainly due to the 38.2% decrease in VIEs’ net sales during the last six months.

Gross Profit

Total gross profit for the six months ended December 31, 2021 decreased by $521,982, or 3.6%, to $14,067,795, as compared to $14,589,777 for the six months ended December 31, 2020. Gross profit margin was 18.2% and 18.0% for the six months ended December 31, 2021 and 2020, respectively.

Gross profit generated by Jinong increased by $221,028 or 2.8%, to $8,045,334 for the six months ended December 31, 2021 from $7,824,306 for the six months ended December 31, 2020. Gross profit margin from Jinong’s sales was approximately 26.7% and 26.6% for the six months ended December 31, 2021 and 2020, respectively.

For the six months ended December 31, 2021, gross profit generated by Gufeng was $4,359,516, a decrease of $80,841, or 1.8%, from $4,440,357 for the six months ended December 31, 2020. Gross profit margin from Gufeng’s sales was approximately 12.0% and 11.6% for the six months ended December 31, 2021 and 2020, respectively. The slightly increase in gross profit margin was mainly due to the increase in unit sales price.

For the six months ended December 31, 2021, gross profit generated by Yuxing was $944,409, an increase of $21,654, or 2.3% from $922,755 for the six months ended December 31, 2020. The gross profit margin was approximately 16.5% and 18.1% for the six months ended December 31, 2021 and 2020, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Gross profit generated by VIEs decreased by $683,823, or 48.8%, to $718,536 for the six months ended December 31, 2021 from $1,402,359 for the six months ended December 31, 2020. Gross profit margin from VIE’s sales was approximately 14.2% and 17.1% for the six months ended December 31, 2021 and 2020, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $6,681,075, or 8.6%, of net sales for the six months ended December 31, 2021, as compared to $7,361,235, or 9.1% of net sales for the six months ended December 31, 2020, a decrease of $680,160 or 9.2%.

The selling expenses of Jinong for the six months ended December 31, 2021 were $6,203,367 or 20.6% of Jinong’s net sales, as compared to selling expenses of $7,033,876 or 23.9% of Jinong’s net sales for the six months ended December 31, 2020. The selling expenses of Yuxing were $29,376 or 0.5% of Yuxing’s net sales for the six months ended December 31, 2021, as compared to $21,688 or 0.4% of Yuxing’s net sales for the six months ended December 31, 2020. The selling expenses of Gufeng were $163,561 or 0.4% of Gufeng’s net sales for the six months ended December 31, 2021, as compared to $140,730 or 0.4% of Gufeng’s net sales for the six months ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $48,813,393, or 63.2% of net sales for the six months ended December 31, 2021, as compared to $74,098,894, or 91.5% of net sales for the six months ended December 31, 2020, a decrease of $25,285,501, or 34.1%.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the six months ended December 31, 2021 was $397,313, as compared to $138,201 total other expenses for the six months ended December 31, 2020, an increase in income of $535,514 or 387.5%. The increase in total other income resulted from higher subsidy income and investment gain for six months ended December 31, 2021.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the six months ended December 31, 2021, as compared to $$273,796 for the six months ended December 31, 2020, a decrease of $$273,796, or 100.0%.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the six months ended December 31, 2021 and 2020.

Yuxing has no income tax for the six months ended December 31, 2021 and 2020 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net (loss) for the six months ended December 31, 2021 was $(47,060,144), a decrease of loss with amount of $23,929,433, or 33.7%, compared to $(70,989,577) for the six months ended December 31, 2020. The decrease was mainly due to lower general and administrative expenses. Net loss as a percentage of total net sales was approximately -60.9% and -87.6% for the six months ended December 31, 2021 and 2020, respectively.

Net (loss) from continuing operations for the six months ended December 31, 2021 was $(41,658,365), a decrease of loss with amount of $28,301,329, or 40.5%, compared to $(69,959,694) for the six months ended December 31, 2020. The decrease was mainly due to lower General and administrative expenses.

Net (loss) from discontinued operations for the six months ended December 31, 2021 was $(5,401,779), a increase of loss with amount of $4,371,896, or 424.5%, compared to net (loss) with amount of $(1,029,883) for the six months ended December 31, 2020. The increase of net loss was mainly due to lower sales.

Discussion of Segment Profitability Measures

As of December 31, 2021, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net (loss) increased by $915,188, or 17.3%, to $(6,205,995) for six months ended December 31, 2021, from $(5,290,807) for the six months ended December 31, 2020. The increase in net loss was principally due to higher general and administrative expense.

For Gufeng, the net (loss) decreased by $30,895,460 or 50.6%, to $(30,114,176) for six months ended December 31, 2021 from $(61,009,636) for six months ended December 31, 2020. The decrease of net loss was principally due to the decrease in general and administrative expense.

For Yuxing, the net income increased $92,445 or 30.4%, to $397,004 for six months ended December 31, 2021 from $304,559 for six months ended December 31, 2020. The increase was mainly due to higher sales.

For the sales VIEs, the net (loss) was $(5,098,641) for period ended December 31, 2021, increased by $4,394,515, or 624.1%, from $(704,126) for six months ended December 31, 2020. The increase was mainly due to the increase in general and administrative expenses for the sales VIEs.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of December 31, 2021, cash and cash equivalents were $23,607,170, an increase of $5,013,226, or 27.0%, from $18,593,944 as of June 30, 2021.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,640,536	$(6,237,210)
Net cash provided by (used in) investing activities	1,790,332	(212,290)
Net cash provided by (used in) financing activities	-	306,000
Effect of exchange rate change on cash and cash equivalents	1,582,358	4,035,108
Net increase in cash and cash equivalents	5,013,226	(2,108,392)
Cash and cash equivalents, beginning balance	18,593,944	11,934,778
Cash and cash equivalents, ending balance	$23,607,170	$9,826,386

Operating Activities

Net cash provided by operating activities was $1,640,536 for the six months ended December 31, 2021, an increase of $7,877,746, or 126.3%, from cash used in operating activities of $6,237,210 for the six months ended December 31, 2020. The increase was mainly due to the decrease in net loss and the decrease in account receivable during the six months ended December 31, 2021 as compared to the same period in 2020.

Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2021 was $1,790,332, compared to cash used in investing activities of $212,290 for the six months ended December 31, 2020. The increase was mainly due to the sales of discontinued operations and the Company received the fund during the six months ended December 31, 2021.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2021 was 0, compared to $306,000 net cash provided by financing activities for the six months ended December 31, 2020 from short-loan.

As of December 31, 2021 and June 30, 2021, our loans payable was as follows:

	December 31,	June 30,
	2021	2021
Short term loans payable:	$4,247,100	$4,179,600
Total	$4,247,100	$4,179,600

Accounts Receivable

We had accounts receivable of $74,786,136 as of December 31, 2021, as compared to $102,783,004 as of June 30, 2021, a decrease of $27,996,868, or 27.2%. The decrease was primarily attributable to Gufeng’s accounts receivable and the discontinued of Lishijie and Fengnong. As of December 31, 2021, Gufeng’s accounts receivable was $35,645,623, a decrease of $2,409,388, or 6.3%, compared to $38,055,011 as of June 30, 2021.

Allowance for doubtful accounts in accounts receivable for the six months ended December 31, 2021 was $35,171,602, an increase of $11,432,615 or 48.2%, from $23,738,987 as of June 30, 2021. And the allowance for doubtful accounts as a percentage of accounts receivable was 32.0% as of December 31, 2021 and 18.8% as of June 30, 2021.

Deferred assets

We had no deferred assets as of December 31, 2021 and June 30, 2021. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of December 31, 2021.

Inventories

We had inventories of $38,766,953 as of December 31, 2021, as compared to $64,315,903 as of June 30, 2021, a decrease of $25,548,950, or 39.7%. The decrease was primarily attributable to Gufeng’s inventory. As of December 31, 2021, Gufeng’s inventory was $11,364,711, compared to $36,617,573 as of June 30, 2021, a decrease of $25,252,862, or 69.0%.

Advances to Suppliers

We had advances to suppliers of $26,999,738 as of December 31, 2021 as compared to $23,884,772 as of June 30, 2021, representing an increase of $3,114,966, or 13.0%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $6,402,013 as of December 31, 2021 as compared to $16,868,942 as of June 30, 2021, representing a decrease of $10,466,929, or 62.0%. The decrease was primarily due to the decrease of accounts payable for VIEs due to the discontinued of Lishijie and Fengnong.

Unearned Revenue (Customer Deposits)

We had customer deposits of $6,434,068 as of December 31, 2021 as compared to $6,257,215 as of June 30, 2021, representing an increase of $176,853, or 2.8%. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of December 31, 2021.

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

As of December 31, 2021, we were organized into five main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Jinyangguang (agriculture sales) and Wangtian (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2021, our accumulated other comprehensive loss was $1 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2020 and December 31, 2021, China’s currency increased by a cumulative 1.8% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of December 31, 2021 and June 30, 2021 was $4.2 million and $4.2 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the six months ended December 31, 2021. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately six months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended December 31, 2021 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: February 14, 2022	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: February 14, 2022	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.