Form 10-Q
period 2022-03-31
China Green Agriculture, Inc.
filed 2022-07-01
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,141,467 shares of common stock, $0.001 par value, as of July 1, 2022.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021

ASSETS
Current Assets
Cash and cash equivalents	$51,436,395	$18,593,944
Accounts receivable, net	40,158,928	102,783,004
Inventories, net	51,565,520	64,315,903
Prepaid expenses and other current assets	19,184,756	8,093,808
Amount due from related parties	3,126	42,757
Advances to suppliers, net	37,877,927	23,884,772
Total Current Assets	200,226,652	217,714,188

Plant, property and equipment, net	20,488,830	22,221,016
Other assets	472,533	497,365
Other non-current assets	8,460,119	9,888,518
Intangible assets, net	15,798,974	16,407,651
Total Assets	$245,447,108	$266,728,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,858,302	$16,868,942
Customer deposits	5,803,179	6,257,215
Accrued expenses and other payables	94,715,138	13,598,821
Amount due to related parties	5,238,700	4,976,689
Taxes payable	26,875,545	32,542,494
Short term loans	4,247,100	4,179,600
Interest payable	806,949	794,124
Total Current Liabilities	139,544,914	79,217,885

Total Liabilities	$139,544,914	79,217,885

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 8,487,629 and 8,487,629 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	8,488	8,488
Additional paid-in capital	170,223,195	170,223,195
Statutory reserve	26,010,243	27,673,245
Retained earnings	(89,288,503)	(5,812,533)
Accumulated other comprehensive income (loss)	(1,051,228)	(4,581,541)
Total Stockholders’ Equity	105,902,195	187,510,853

Total Liabilities and Stockholders’ Equity	$245,447,108	$266,728,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Sales
Jinong	$13,385,022	$15,818,610	43,513,283	$45,249,797
Gufeng	45,205,467	48,438,434	81,567,133	86,703,031
Yuxing	2,548,383	3,055,588	8,256,480	8,161,271
Net sales	61,138,872	67,312,632	133,336,896	140,114,099
Cost of goods sold
Jinong	9,729,576	11,543,109	31,812,503	33,149,990
Gufeng	39,522,883	41,979,484	71,525,033	75,803,724
Yuxing	2,148,522	2,441,868	6,912,210	6,624,796
Cost of goods sold	51,400,981	55,964,461	110,249,746	115,578,510
Gross profit	9,737,891	11,348,171	23,087,150	24,535,589
Operating expenses
Selling expenses	2,348,169	2,728,022	8,744,473	9,924,316
General and administrative expenses	39,363,132	24,509,953	82,685,580	97,067,252
Total operating expenses	41,711,301	27,237,975	91,430,053	106,991,568
(Loss) from operations	(31,973,410)	(15,889,804)	(68,342,903)	(82,455,979)
Other income (expense)
Other (expense)	1,389,374	342	1,848,889	(56,984)
Interest income	53,634	18,671	129,512	61,144
Interest expense	(65,278)	(57,316)	(203,707)	(181,269)
Total other (expense)	1,377,730	(38,303)	1,774,694	(177,109)
(Loss) from continuing operations before income taxes	(30,595,680)	(15,928,107)	(66,568,209)	(82,633,088)
Provision for income taxes	-	(90,064)	587,195	2,460,523
(Loss) from continuing operations	(30,595,680)	(15,838,043)	(67,155,404)	(85,093,611)
Net income (loss) from discontinued operations, net of taxes	(7,483,147)	1,023,254	(17,983,567)	(710,755)
Net (loss)	(38,078,827)	(14,814,789)	(85,138,971)	(85,804,366)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(188,874)	(59,215)	3,530,313	25,336,321
comprehensive income (loss)	$(38,267,701)	$(14,874,004)	(81,608,658)	$(60,468,044)

Basic weighted average shares outstanding	8,487,629	6,350,129	8,487,629	6,350,129
Basic net earnings per share – from continuing operations	$(3.60)	$(2.49)	(7.91)	$(13.40)
Basic net earnings per share – from discontinued operations	(0.88)	0.16	(2.12)	(0.11)
Basic net earnings per share	$(4.49)	$(2.33)	(10.03)	$(13.51)

Diluted weighted average shares outstanding	8,487,629	6,350,129	8,487,629	6,350,129
Diluted net earnings per share – from continuing operations	$(3.60)	$(2.49)	(7.91)	$(13.40)
Diluted net earnings per share – from discontinued operations	(0.88)	0.16	(2.12)	(0.11)
Diluted net earnings per share	$(4.49)	$(2.33)	(10.03)	$(13.51)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, DECEMBER 31, 2021	8,487,629	$8,488	$170,223,195	$26,925,274	$(52,124,706)	$(862,354)	$144,169,896

Net income (loss)					(38,078,827)		(38,078,827)

Transfer to statutory reserve				(915,031)	915,031		-

Other comprehensive income (loss)						(188,874)	(188,874)

BALANCE, MARCH 31, 2022	8,487,629	$8,488	$170,223,195	$26,010,243	$(89,288,503)	$(1,051,228)	$105,902,195

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, DECEMBER 31, 2020	6,350,129	$6,350	$155,455,332	29,245,366	41,373,386	(8,868,553)	217,211,881

Net income (loss)					(14,814,789)		(14,814,789)

Transfer to statutory reserve				(437,122)	437,122		-

Other comprehensive income (loss)						(59,125)	(59,125)

BALANCE, MARCH 31, 2021	6,350,129	$6,350	$155,455,332	$28,808,244	$26,995,719	$(8,927,768)	$202,337,877

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2021	8,487,629	$8,488	$170,223,195	$27,673,245	$(5,812,533)	$(4,581,541)	$187,510,853

Net income (loss)					(85,138,971)		(85,138,971)

Transfer to statutory reserve				(1,663,002)	1,663,002		-

Other comprehensive income (loss)						3,530,313	3,530,313

BALANCE, MARCH 31, 2022	8,487,629	$8,488	$170,223,195	$26,010,243	$(89,288,503)	$(1,051,228)	$105,902,195

	Number		Additional			Accumulated Other	Total
	Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Income (loss)	Equity
BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	29,743,991	111,864,338	(34,264,089)	262,805,922

Net income (loss)					(85,804,365)		(85,804,365)

Transfer to statutory reserve				(936,746)	935,746		-

Other comprehensive income (loss)						25,336,321	25,336,321

BALANCE, MARCH 31, 2021	6,350,129	$6,350	$155,455,332	$28,808,244	$26,995,719	$(8,927,768)	$202,337,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss)	$(85,138,971)	$(85,804,365)
Adjustments to reconcile Net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,424,425	2,850,502
Provision for losses on accounts receivable	40,069,195	61,056,089
Gain (Loss) on disposal of property, plant and equipment	34	1,584
Inventories impairment	10,999,380	30,711,331
Gain (Loss) on sales of discontinued operations	(1,762,864)
Changes in operating assets
Accounts receivable	14,059,798	(72,590,519)
Amount due from related parties	40,003	(162,868)
Other current assets	(12,496,618)	(714,599)
Inventories	(4,101,489)	11,171,731
Advances to suppliers	(13,895,949)	36,166,189
Other assets	1,575,544	1,512,648
Changes in operating liabilities
Accounts payable	(8,515,619)	3,084,590
Customer deposits	(80,238)	(539,919)
Amount due to related parties	94,000	-
Tax payables	(41,894)	952,179
Accrued expenses and other payables	11,001,661	1,720,890
Net cash used in operating activities	(45,769,602)	(10,584,537)

Cash flows from investing activities
Purchase of plant, property, and equipment	(92,931)	(263,711)
Change in construction in process	32,605	(205,679)
Sales of discontinued operations	5,115,534	-
Net cash provided by (used in) investing activities	5,055,208	(469,390)

Cash flows from financing activities
Proceeds from loans	-	305,200
Other payables-investors	70,774,275
Advance from related party	150,000	50,000
Net cash provided by financing activities	70,924,275	355,200

Effect of exchange rate change on cash and cash equivalents	2,632,571	3,839,537
Net increase in cash and cash equivalents	32,842,451	(6,859,191)

Cash and cash equivalents, beginning balance	18,593,944	11,934,778
Cash and cash equivalents, ending balance	$51,436,395	$5,075,587

Supplement disclosure of cash flow information
Interest expense paid	$203,796	$181,269
Income taxes paid	$308,157	$283,618

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

On March 31, 2022, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang.

On March 31, 2022, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Wangtian.

Yuxing may also collectively be referred to as the “the VIE Company”.

The Company’s corporate structure as of March 31, 2022 is set forth in the diagram below:

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, and the VIE Companies. All significant inter-company accounts and transactions have been eliminated in consolidation.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements have been presented with its former VIEs Xindeguo, Xinyulei, Xiangrong, Lishijie, Fengnong, Jinyangguang and Wangtian as a discontinued operation. See Note 21, “Discontinued Operations,” for more information.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of March 31, 2022, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2022 and June 30, 2021 were $44,645,026 and $18,515,829, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $6,791,369 and $78,115 in cash in two banks in the United States as of March 31, 2022 and June 30, 2021, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of March 31, 2022, and June 30, 2021, the Company had accounts receivable of $40,158,928 and $102,783,004, net of allowance for doubtful accounts of $32,797,394 and $23,738,987, respectively. The company recorded bad debt expense in the amount of $ 40 million and $ 61 million for nine months ended March 31, 2022 and 2021, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of March 31, 2022, and 2021, the Company had no reserve for obsolete goods. The company confirmed the loss of $4 million and $11 million of inventories for nine months ended March 31, 2022 and 2021, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2022 and 2021, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of March 31, 2022, and June 30, 2021, the Company had customer deposits of $5,803,179 and $6,257,215, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	March 31,
	2022	2021
(Loss) from continuing operations for Basic Earnings Per Share	$(30,595,680)	$(15,838,043)
(Loss) from discontinued operations for Basic Earnings Per Share	(7,483,147)	1,023,254
(Loss) for Basic Earnings Per Share	(38,078,827)	(14,814,789)
Basic Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Basic	$(3.60)	$(2.49)
(Loss) Income from discontinued operations Per Share – Basic	$(0.88)	$0.16
Net (Loss) Per Share – Basic	$(4.49)	$(2.33)
(Loss) from continuing operations for Diluted Earnings Per Share	$(30,595,680)	$(15,838,043)
(Loss) Income from discontinued operations for Diluted Earnings Per Share	$(7,483,147)	1,023,254
(Loss) for Diluted Earnings Per Share	$(38,078,827)	(14,814,789)
Diluted Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Diluted	$(3.60)	$(2.49)
(Loss) Income from discontinued operations Per Share – Diluted	$(0.88)	$0.16
Net (Loss) Per Share – Diluted	$(4.49)	$(2.33)

	Nine Months Ended
	March 31,
	2022	2021
(Loss) from continuing operations for Basic Earnings Per Share	$(67,155,404)	(85,093,611)
(Loss) from discontinued operations for Basic Earnings Per Share	(17,983,567)	(710,755)
(Loss) for Basic Earnings Per Share	(85,138,971)	(85,804,366)
Basic Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Basic	$(7.91)	$(13.40)
(Loss) Income from discontinued operations Per Share – Basic	$(2.12)	$(0.11)
Net (Loss) Per Share – Basic	$(10.03)	$(13.51)
(Loss) from continuing operations for Diluted Earnings Per Share	$(67,155,404)	$(85,093,611)
(Loss) Income from discontinued operations for Diluted Earnings Per Share	$(17,983,567)	(710,755)
(Loss) for Diluted Earnings Per Share	$(85,138,971)	(85,804,366)
Diluted Weighted Average Number of Shares	8,487,629	6,350,129
(Loss) from continuing operations Per Share – Diluted	$(7.91)	$(13.40)
(Loss) Income from discontinued operations Per Share – Diluted	$(2.12)	$(0.11)
Net (Loss) Per Share – Diluted	$(10.03)	$(13.51)

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2021 through March 31, 2022. These factors raise doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2022	2021
Raw materials	$18,092,714	$18,023,063
Supplies and packing materials	$535,420	$431,076
Work in progress	$224,145	$252,873
Finished goods	$32,713,241	$45,608,891
Total	$51,565,520	$64,315,903

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2022	2021
Building and improvements	$42,131,601	$41,429,653
Auto	3,069,686	3,472,838
Machinery and equipment	19,853,802	19,369,913
Total property, plant and equipment	65,055,089	64,272,403
Less: accumulated depreciation	(44,566,259)	(42,051,387)
Total	$20,488,830	$22,221,016

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2022	2021
Land use rights, net	$9,291,217	$9,330,109
Technology patent, net	-	-
Customer relationships, net	-	656,625
Non-compete agreement	-	16,589
Trademarks	6,507,757	6,404,328
Total	$15,798,974	$16,407,651

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

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2022	2021
Land use rights	$12,657,930	12,456,753
Less: accumulated amortization	(3,366,713)	(3,126,644)
Total land use rights, net	$9,291,217	9,330,109

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

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,447,160) and is amortized over the remaining useful life of six years using the straight-line method. As of March 31, 2022, this technology patent is fully amortized.

The technology know-how consisted of the following:

	March 31,	June 30,
	2022	2021
Technology know-how	$2,371,308	$2,333,621
Less: accumulated amortization	(2,371,308)	(2,333,621)
Total technology know-how, net	$-	$-

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

	March 31,	June 30,
	2022	2021
Customer relationships	$10,224,500	$12,028,177
Less: accumulated amortization	(10,224,500)	(11,371,552)
Total customer relationships, net	$-	$656,625

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

	March 31,	June 30,
	2022	2021
Non-compete agreement	$207,636	$959,345
Less: accumulated amortization	(207,636)	(942,756)
Total non-compete agreement, net	$-	$16,589

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB40,700,000 (or $6,402,110) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended March 31, are as follows:

Twelve Months Ended on March 31,	Expense ($)
2023	518,338
2024	387,328
2025	295,240
2026	278,206
2027	63,191

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of March 31, 2022, the balance of other non-current assets was $8,460,119, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2023 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1.6 million and $1.5 million as expenses for the nine months ended March 31, 2022 and 2021, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended March 31 and thereafter are as follows:

Twelve months ending March 31,
2024	$2,111,753
2025	$2,111,753
2026	$2,111,753
2027	$2,124,861

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2022	2021
Payroll and welfare payable	$187,897	$184,910
Accrued expenses	8,248,651	7,957,290
Other payables	86,146,668	5,326,796
Other levy payable	131,922	129,825
Total	$94,715,138	$13,598,821

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $4,011,150). For the nine months ended March 31, 2022 and 2021, Yuxing has sold approximately $56,615 and $175,948 products to 900LH.com.

As of March 31, 2022, and June 30, 2021, the amount due to related parties was $5,238,700 and $4,976,689, respectively.  As of March 31, 2022, and June 30, 2021, $1,101,100 and $1,083,600, respectively, were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. For the nine months ended March 31, 2022, Mr. Zhuoyu Li made unsecured non-interest-bearing advances with an amount of $150,000 to the Company which is due on demand without maturity and paid professional expenses incurred by the Company on the Company’s behalf with amount of $94,000.

As of March 31, 2022, and June 30, 2021, the Company’s subsidiary, Jinong, owed 900LH.com $7,951 and $12,688, respectively.

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

NOTE 10 – LOAN PAYABLES

As of March 31, 2022, the short-term loan payables consisted of three loans which mature on dates ranging from May 27, 2021 through May 26, 2022 with interest rates ranging from 5.22% to 5.66%. All loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2022
1	Postal Saving Bank of China - Pinggu Branch	May 27, 2021-May 26, 2022	5.66%	2,359,500
2	Beijing Bank - Pinggu Branch	May 27, 2021-May 26, 2022	5.66%	314,600
3	Postal Saving Bank of China - Pinggu Branch	May 25, 2021-May 21, 2022	5.22%	1,573,000
	Total			$4,247,100

The interest expense from short-term loans was $203,796 and $181,269 for the period ended March 31, 2022 and 2021, respectively.

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

The Company determined that the fair value of the convertible notes payable was 0 as of March 31, 2022 and June 30, 2021. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. The accumulated amortization of this discount into accretion expenses was $1,375,499 and $1,375,499 as of March 31, 2022 and 2021.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the nine-month period ended March 31, 2022 and 2021 of 0 and $277,685, respectively.

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

Income Taxes and Related Payables

	March 31,	June 30,
	2022	2021
VAT provision	$(392,037)	$(284,940)
Income tax payable	(2,434,156)	1,136,929
Other levies	691,203	2,679,970
Repatriation tax	29,010,535	29,010,535
Total	$26,875,545	$32,542,494

The provision for income taxes consists of the following

	March 31,	March 31,
	2022	2021
Current tax - foreign	$629,176	$3,283,395
Deferred tax	-	-
Total	$629,176	$3,283,395

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2022	2021
Deferred tax assets
Deferred Tax Benefit	36,946,301	36,359,106
Valuation allowance	(36,946,301)	(36,359,106)
Total deferred tax assets	$-	-

Tax Rate Reconciliation

Our effective tax rates were approximately -0.7% and-4.0% for the nine months ended March 31, 2022 and 2021, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the nine months ended March 31, 2022 and 2021 for the following reasons:

March 31, 2022

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(83,931,363)		(578,432)		$(84,509,795)

Expected income tax expense (benefit)	(20,982,841)	25.0%	(121,471)	21.0%	(21,104,312)
High-tech income benefits on Jinong	2,862,403	(3.4)%	-	-	2,862,403
Losses from subsidiaries in which no benefit is recognized	18,162,419	(21.6)%	-	-	18,162,419
Change in valuation allowance on deferred tax asset from US tax benefit	587,195	(0.7)%	121,471	(21.0)%	708,066
Actual tax expense	$629,176	(0.7)%	$-	-%	$629,176	(0.7)%

March 31, 2021

	China		United States
	15% - 25%		21%		Total
Pretax income (loss)	$(81,169,349)		(1,351,622)		$(82,520,971)

Expected income tax expense (benefit)	(20,292,337)	25.0%	(283,841)	21.0%	(20,576,178)
High-tech income benefits on Jinong	2,667,471	(3.3)%	-	-	2,667,471
Losses from subsidiaries in which no benefit is recognized	18,725,422	(23.1)%	-	-	18,725,422
Change in valuation allowance on deferred tax asset from US tax benefit	2,182,839	(2.7)%	283,841	(21.0)%	2,466,680
Actual tax expense	$3,283,395	(4.0)%	$-	-%	$3,283,395	(4.0)%

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

On April 4, 2022, the Company completed the issuance of 1,314,286 shares of its Common Stock to Ran Caihua for $19,714,290 and 2,286,857 shares of its Common Stock to Xu Xiuzhen for $34,302,855.  Both sales were made pursuant to a Share Purchase Agreement dated November 23, 2021 in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Rule 903 of Regulation S and/or Section 4(a)(2) of the Securities Act.

On April 8, 2022, the Company issued 52,695 shares of common stock to settle the payable of consulting services under the 2009 Plan. The value of the stock was $440,000 and was based on the fair value of the Company’s common stock on the grant date of March 15, 2022 when the Company authorized the grant.

There were no shares of common stock issued during the nine months ended March 31, 2022 and 2021.

As of March 31, 2022, the Company received $70,774,275   stock purchase fund and booked it as other payables.

As of March 31, 2022, and June 30, 2021, there were 8,487,629 and 8,487,629 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2022, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There were six vendors from which the Company purchased more than 10% of its raw materials, with the total of 66.4% of its raw materials for the nine months ended March 31, 2022. Total purchase from these vendors were $75,165,338 for the nine-month period ended March 31, 2021.

There was only one vendor from which the Company purchased more than 10% of its raw materials, with the total of 11.2% of its raw materials for the nine months ended March 31, 2021. Total purchase from this vendor was $13,506,092 for the nine-month period ended March 31, 2021.

There was only one customer counted over 10% of the Company’s sales, with the total of 10.1% of the Company’s sales for the nine months ended March 31, 2022. Total sale to this customer was $13,345,924 for the nine-month period ended March 31, 2021.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Revenues from unaffiliated customers:
Jinong	$13,385,022	$15,818,610	$43,513,283	$45,249,797
Gufeng	45,205,467	48,438,434	81,567,133	86,703,031
Yuxing	2,548,383	3,055,588	8,256,480	8,161,271
Sales VIEs	-	-	-	-
Consolidated	$61,138,872	$67,312,632	$133,336,896	$140,114,099

Operating income (loss):
Jinong	$(5,300,141)	$(4,562,066)	$(11,587,451)	$(9,626,306)
Gufeng	(26,737,974)	(11,120,630)	(56,636,587)	(71,940,923)
Yuxing	143,158	174,453	460,517	462,879
Reconciling item (1)	-	-	-	-
Reconciling item (2)	(78,453)	(381,561)	(579,382)	(1,351,629)
Consolidated	$(31,973,410)	$(15,889,804)	$(68,342,903)	$(82,455,979)

Net income (loss):
Jinong	$(5,243,617)	$(4,546,023)	$(11,449,612)	$(9,836,830)
Gufeng	(26,790,346)	(11,179,039)	(56,904,522)	(72,188,675)
Yuxing	204,488	174,804	601,492	479,363
Reconciling item (1)	946	5	951	7
Reconciling item (2)	(78,454)	(287,609)	(1,166,578)	(3,534,468)
Reconciling item (3)	1,311,304	(181)	1,762,866	(13,008)
Consolidated	$(30,595,680)	$(15,838,043)	$(67,155,404)	$(85,093,611)

Depreciation and Amortization:
Jinong	$211,645	$206,810	$629,332	$601,680
Gufeng	207,187	326,677	617,578	935,344
Yuxing	324,846	318,190	968,799	928,761
Consolidated	$743,677	$851,677	$2,215,708	$2,465,785

Interest expense:
Jinong	-	-	-	-
Gufeng	65,278	57,316	203,707	181,269
Yuxing	-	-	-	-
Consolidated	$65,278	$57,316	$203,707	$181,269

Capital Expenditure:
Jinong	$8,139	$2,020	$29,411	$59,068
Gufeng	121	38,380	29,542	74,133
Yuxing	854	106,540	33,978	106,540
Consolidated	$9,115	$146,941	$92,931	$239,742

	As of
	March 31,	June 30,
	2022	2021
Identifiable assets:
Jinong	$107,536,195	$85,585,344
Gufeng	107,380,389	130,346,782
Yuxing	42,146,255	38,516,348
Sales VIEs	-	43,862,592
Reconciling item (1)	(11,781,851)	(31,748,448)
Reconciling item (2)	166,121	166,121
Consolidated	$245,447,108	$266,728,738

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

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

Accordingly, the Company recorded an aggregate of $89,573 and $36,994 as rent expenses from these committed property leases for the nine-month periods ended March 31, 2022 and 2021, respectively. The contingent rent expenses herein for the next five twelve-month periods ended March 31, are as follows:

Years ending March 31,
2023	$51,792
2024	51,792
2025	51,792
2026	51,792
2027	51,792

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

On March 31, 2022, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang.

On March 31, 2022, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Wangtian.

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and June 30, 2021:

	March 31,	June 30,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$-	$253,566
Accounts receivable, net		35,360,138
Inventories		6,681,758
Other current assets		477,693
Advances to suppliers		277,563
Total Current Assets		43,050,718

Plant, Property and Equipment, Net		138,662
Other assets
Intangible Assets, Net		673,213
Total Assets	$	$43,862,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable		14,736,412
Customer deposits		167,059
Accrued expenses and other payables		9,162,742
Total Current Liabilities	$	$24,066,213
Total Liabilities	$	$24,066,213

Stockholders’ equity		19,796,380

Total Liabilities and Stockholders’ Equity	$	$43,862,593

	Three Months Ended March 31,
	2022		2021
Revenue		$-	$21,811,360
Expenses			20,613,304
Net income (loss)	$		$1,198,056

	Nine Months Ended March 31,
	2022		2021
Revenue		$-	$46,615,150
Expenses			46,846,543
Net income	$		$(231,393)

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

On March 31, 2022, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang.

On March 31, 2022, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Wangtian.

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

For the discontinuation of Xindeguo and Xinyulei made on June 10, 2021, the Company gave up the control of the following assets in Xindeguo and Xinyulei:

Working Capital	$(1,135,366)
Intangible Assets	28,050
Long-term equity investment	139,320
Goodwill	1,257,784
Total Asset	288,898

In return, the purchase consideration returned to the Company from Xindeguo and Xinyulei’s shareholders is summarized below:

Cash	$286,380
Total Payback	$288,898
Net Gain (Loss)	(2,518)

On June 10, 2021, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xiangrong. In return, the shareholders of Xiangrong agreed to pay cash with amount of RMB24,430,000 (approximately $3,789,093) to the Company.

For the discontinuation of Xiangrong made on June 10, 2021, the Company gave up the control of the following assets in Xiangrong:

Working Capital	$2,930,551
Intangible assets	23,890
Goodwill	316,200
Total Asset	$3,270,641

In return, the purchase consideration returned to the Company from Xiangrong’s shareholders is summarized below:

Cash	$3,781,764
Total Payback	$3,270,641
Net Gain (Loss)	511,123

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

On March 31, 2022, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang. In return, the shareholders of Jinyangguang agreed to pay cash with amount of RMB3,200,000 (approximately $503,360) to the Company before April 30, 2022.

For the discontinuation of Jinyangguang made on March 31, 2022, the Company gave up the control of the following assets in Jinyangguang:

Working Capital	$(621,154)
Intangible assets	$103,532

Total Asset	$(517,622)

In return, the purchase consideration returned to the Company from Jinyangguang’s shareholders is summarized below:

Cash	$503,360
Total Payback	$(517,622)
Net Gain (Loss)	$1,020,982

On March 31, 2022, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Wangtian. In return, the shareholders of Wangtian agreed to pay cash with amount of RMB8,500,000 (approximately $1,337,050) to the Company.

For the discontinuation of Wangtian made on March 31, 2022, the Company gave up the control of the following assets in Wangtian:

Working Capital	$833,252
Fixed Assets	34,394
Intangible Assets	170,514

Total Asset	1,038,160

In return, the purchase consideration returned to the Company from Wangtian’s shareholders is summarized below:

Cash	$1,337,050
Total Payback	$1,038,160
Net Gain (Loss)	298,890

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

After the initial outbreak of the COVID-19, some instances of COVID-19 infections have emerged in various regions of China from time to time, including the infections caused by the Omicron variants since early 2022. Our headquarters office in Xian was closed again from December 2021 to January 2022 and our employees worked remotely for two months. In connection with the intensifying efforts to contain the spread of COVID-19, the local government took a number of actions, which included quarantining individuals infected with or suspected of having COVID-19, prohibiting residents from free travel, encouraging employees of enterprises to work remotely from home and cancelling public activities, among others.

In the year of 2022, more pandemic restrictions had been tightened throughout China to control the spread of COVID-19 in the community, and varying levels of temporary restrictions and other measures are reinstated to contain the infections, such as those in Shanghai since March 2022 and those in Beijing since May 2022.

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2020, 2021 and first three quarters of fiscal year of 2022 had been adversely affected.

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

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after March 31, 2022 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were below significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

On April 4, 2022, the Company completed the issuance of 1,314,286 shares of its Common Stock to Ran Caihua for $19,714,290 and 2,286,857 shares of its Common Stock to Xu Xiuzhen for $34,302,855. Both sales were made pursuant to a Share Purchase Agreement dated November 23, 2021 in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Rule 903 of Regulation S and/or Section 4(a)(2) of the Securities Act.

On April 8, 2022, the Company issued 52,695 shares of common stock to settle the payable of consulting services under the 2009 Plan. The value of the stock was $440,000 and was based on the fair value of the Company’s common stock on the grant date of March 15, 2022 when the Company authorized the grant.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”); and (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”). Yuxing may also collectively be referred to as the “the VIE Company”.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 95.8% and 95.5% of our total revenues for the nine months ended March 31, 2022 and 2021, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of March 31, 2022, we had developed and produced a total of 410 different fertilizer products in use, of which 74 were developed and produced by Jinong and 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	March 31,		Change 2021 to 2022
	2022	2021	Amount	%
	(metric tons)
Jinong	18,989	23,066	(4,077)	-17.7%
Gufeng	90,228	131,807	(41,579)	-31.5%
	109,218	154,874	(45,656)	-29.5%

	Three Months Ended March 31,
	2022	2021
	(revenue per tons)
Jinong	$701	$670
Gufeng	499	363

	Nine Months Ended
	March 31,		Change 2021 to 2022
	2022	2021	Amount	%
	(metric tons)
Jinong	49,487	60,165	(10,678)	-17.7%
Gufeng	188,006	243,496	(55,490)	-22.8%
	237,493	303,662	(66,168)	-21.8%

	Nine Months Ended March 31,
	2022	2021
	(revenue per tons)
Jinong	$877	$774
Gufeng	430	362

For the three months ended March 31, 2022, we sold approximately 109,218 tons of fertilizer products, as compared to 154,874 metric tons for the three months ended March 31, 2021. For the three months ended March 31, 2022, Jinong sold approximately 18,989 metric tons of fertilizer products, as compared to 23,066 metric tons for the three months ended March 31, 2021. For the three months ended March 31, 2022, Gufeng sold approximately 90,228 metric tons of fertilizer products, as compared to 131,807 metric tons for the three months ended March 31, 2021.

For the nine months ended March 31, 2022, we sold approximately 237,493 metric tons of fertilizer products, as compared to 303,662 metric tons for the nine months ended March 31, 2021. For the nine months ended March 31, 2022, Jinong sold approximately 49,487 metric tons of fertilizer products, a decrease of 10,678 metric tons, or 17.7%, as compared to 60,165 metric tons for the nine months ended March 31, 2021. For the nine months ended March 31, 2022, Gufeng sold approximately 188,006 metric tons of fertilizer products, a decrease of 55,490 metric tons, or 22.8% as compared to 243,496 metric tons for the nine months ended March 31, 2021.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 81.8% of our fertilizer revenue for the three months ended March 31, 2022. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (38.6%), Heilongjiang (14.4%), Inner Mongolia (13.4%), Liaoning (13.0%), and Shaanxi (2.4%).

As of March 31, 2022, we had a total of 1,432 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,098 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 6.8% of its fertilizer revenues for the three months ended March 31, 2022. Gufeng had 334 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 77.6% of its revenues for the three months ended March 31, 2022.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 97.4% of our agricultural products revenue for the three months ended March 31, 2022 were Shaanxi (91.3%), Shanghai (3.6%), and Beijing (2.5%).

Recent Developments

New Products

During the three months ended March 31, 2022, Jinong launched 2 new fertilizer products and added 22 new distributors. During the three months ended March 31, 2022, Gufeng did not launch any new fertilizer products and did not add any new distributors.

Strategic Acquisitions

On June 30, 2016 and January 1, 2017, through Jinong, we entered (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal
		Payment for	of Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 is RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly-owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders and the accrued interest has been forfeited.

January 1, 2017:

		Cash	Principal
		Payment for	of Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 is RMB1=US$0.144, according to the exchange rate published by Bank of China.

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

Results of Operations

Three Months ended March 31, 2022 Compared to the three months ended March 31, 2021.

	2022	2021	Change $	Change %
Sales
Jinong	$13,385,022	$15,818,610	(2,433,588)	-15.4%
Gufeng	45,205,467	48,438,434	(3,232,967)	-6.7%
Yuxing	2,548,383	3,055,588	(507,205)	-16.6%
Sales VIEs	-	-	-	%
Net sales	61,138,872	67,312,632	(6,173,760)	-9.2%
Cost of goods sold
Jinong	9,729,576	11,543,109	(1,813,533)	-15.7%
Gufeng	39,522,883	41,979,484	(2,456,601)	-5.9%
Yuxing	2,148,522	2,441,868	(293,346)	-12.0%
Sales VIEs	-	-	-	%
Cost of goods sold	51,400,981	55,964,461	(4,563,480)	-8.2%
Gross profit	9,737,891	11,348,171	(1,610,280)	-14.2%
Operating expenses
Selling expenses	2,348,169	2,728,022	(379,853)	-13.9%
General and administrative expenses	39,363,132	24,509,953	14,853,179	60.6%
Total operating expenses	41,711,301	27,237,975	14,473,326	53.1%
Income (loss) from operations	(31,973,410)	(15,889,804)	(16,083,606)	101.2%
Other income (expense)
Other income (expense)	1,389,374	342	1,389,032	406149.7%
Interest income	53,634	18,671	34,963	187.3%
Interest expense	(65,278)	(57,316)	(7,962)	13.9%
Total other income (expense)	1,377,730	(38,303)	1,416,033	-3696.9%
(Loss) before income taxes	(30,595,680)	(15,928,107)	(14,667,573)	92.1%
Provision for income taxes	-	(90,064)	90,064	-100.0%
Net (loss) from continuing operations	$(30,595,680)	$(15,838,043)	(14,757,637)	93.2%
Net (loss) from discontinued operations	(7,483,147)	1,023,254	(8,506,401)	-831.3%
Net (Loss)	(38,078,827)	(14,814,789)	(23,264,038)	157.0%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(188,874)	(59,215)	(129,659)	219.0%
Comprehensive (loss)	$(38,267,701)	$(14,874,004)	(23,393,697)	157.3%

Net Sales

Total net sales for the three months ended March 31, 2022 were $61,138,872 a decrease of $6,173,760 or 9.2%, from $67,312,632 for the three months ended March 31, 2021. This decrease was principally a result of the negative impact on sales volumes due to the COVID-19 pandemic, especially for Gufeng’ net sales.

For the three months ended March 31, 2022, Jinong’s net sales decreased $2,433,588, or 15.4%, to $13,385,022 from $15,818,610 for the three months ended March 31, 2021. This decrease was mainly due to Jinong’s lower sales volume in the last three months. For the three months ended March 31, 2022, Jinong sold approximately 18,989 metric tons of fertilizer products, decreased 4,077 or 17.7% as compared to 23,066 metric tons for the three months ended March 31, 2021.

For the three months ended March 31, 2022, Gufeng’s net sales were $45,205,467, a decrease of $3,232,967 or 6.7%, from $48,438,434 for the three months ended March 31, 2021. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 90,228 metric tons of fertilizer products for the three months ended March 31, 2022, decreased 41,579 tons or 31.5%, as compared to 131,807 metric tons for the three months ended March 31, 2021.

For the three months ended March 31, 2022, Yuxing’s net sales were $2,548,383, a decrease of $507,205 or 16.6%, from $3,055,588 for the three months ended March 31, 2021. The decrease was mainly due to the decrease in market demand during the three months ended March 31, 2022.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2022 was $51,400,981, a decrease of $4,563,480, or 8.2%, from $55,964,461 for the three months ended March 31, 2021. The decrease was mainly due to 5.9% decrease in Gufeng’ cost of goods sold.

Cost of goods sold by Jinong for the three months ended March 31, 2022 was $9,729,576, a decrease of $1,813,533, or 15.7%, from $11,543,109 for the three months ended March 31, 2021. The decrease in cost of goods was primarily due to lower net sales in the fiscal year 2022.

Cost of goods sold by Gufeng for the three months ended March 31, 2022 was $39,522,883, a decrease of $2,456,601, or 5.9%, from $41,979,484 for the three months ended March 31, 2021. This decrease was primarily due to the 6.7% decrease in net sale in the fiscal year 2022.

For three months ended March 31, 2022, cost of goods sold by Yuxing was $2,148,522, a decrease of $293,346, or 12.0%, from $2,441,868 for the three months ended March 31, 2021. This decrease was mainly due to Yuxing’s lower net sales in the fiscal year 2022.

Gross Profit

Total gross profit for the three months ended March 31, 2022 decreased by $1,610,280, or 14.2%, to $9,737,891, as compared to $11,348,171 for the three months ended March 31, 2021. Gross profit margin was 15.9% and 16.9% for the three Months Ended March 31, 2022 and 2021, respectively.

Gross profit generated by Jinong decreased by $620,055, or 14.5%, to $3,655,446 for the three months ended March 31, 2022 from $4,275,501 for the three months ended March 31, 2021. Gross profit margin from Jinong’s sales was approximately 27.3% and 27.0% for the three Months Ended March 31, 2022 and 2021, respectively. The increase in gross profit margin was mainly due to the higher unit sale price for Jinong in the fiscal year 2022.

For the three months ended March 31, 2022, gross profit generated by Gufeng was $5,682,584, a decrease of $776,366, or 12.0%, from $6,458,950 for the three months ended March 31, 2021. Gross profit margin from Gufeng’s sales was approximately 12.6% and 13.3% for the three Months Ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, gross profit generated by Yuxing was $399,861, a decrease of $213,859, or 34.8% from $613,720 for the three months ended March 31, 2021. The gross profit margin was approximately 15.7% and 20.1% for the three months ended March 31, 2022 and 2021, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $2,348,169, or 3.8%, of net sales for the three months ended March 31, 2022, as compared to $2,728,022, or 4.1%, of net sales for the three months ended March 31, 2021, a decrease of $379,853, or 13.9%. The decrease in selling expense was caused by the decrease in marketing activities.

The selling expenses of Jinong for the three months ended March 31, 2022 were $2,246,491 or 16.8% of Jinong’s net sales, as compared to selling expenses of $2,625,425 or 16.6% of Jinong’s net sales for the three months ended March 31, 2021.The selling expenses of Yuxing were $21,171 or 0.8% of Yuxing’s net sales for the three months ended March 31, 2022, as compared to $18,953 or 0.6% of Yuxing’s net sales for the three months ended March 31, 2021. The selling expenses of Gufeng were $80,507 or 0.2% of Gufeng’s net sales for the three months ended March 31, 2022, as compared to $83,644 or 0.2% of Gufeng’s net sales for the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $39,363,132, or 64.4% of net sales for the three months ended March 31, 2022, as compared to $24,509,953, or 36.4% of net sales for the three months ended March 31, 2021, a decrease of $14,853,179, or 60.6%. The increase in general and administrative expenses was mainly due to higher bad debts expense.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended March 31, 2022 was $1,377,730, as compared to $38,303 total other expenses for the three months ended March 31, 2021, an increase in income of $1,416,033 or 3696.9%. The increase in total other income was mainly resulted from investment gain due to sales of discontinued operations for three months ended March 31, 2022.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the three Months Ended March 31, 2022 and 2021 due to net loss.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the three Months Ended March 31, 2022 and 2021 due to net loss.

Yuxing has no income tax for the three Months Ended March 31, 2022 and 2021 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net income (loss)

Net (loss) for the three months ended March 31, 2022 was $(38,078,827), an increase in loss of $23,264,038, or 157.0%, compared to net (loss) of $(14,814,789) for the three months ended March 31, 2021. Net loss as a percentage of total net sales was approximately -62.3% and -22.0% for the three months ended March 31, 2022 and 2021, respectively.

Net (loss) from continuing operations for the three months ended March 31, 2022 was $(30,595,680), an increase in loss of $14,757,637, or 93.2%, compared to net (loss) of $(15,838,043) for the three months ended March 31, 2021. Net loss as a percentage of total net sales was approximately -50.0% and -23.5% for the three months ended March 31, 2022 and 2021, respectively. The increase in net loss was mainly due to higher general and administrative expenses.

Net income (loss) from discontinued operations for the three months ended March 31, 2022 was $(7,483,147), a decrease of with amount of $8,506,401, or 831.3%, compared to net income with amount of $1,023,254 for the three months ended March 31, 2021. The decrease in net income was mainly due to lower sales.

Nine months ended March 31, 2022 Compared to the nine months ended March 31, 2021.

	2022	2021	Change $	Change %
Sales
Jinong	$43,513,283	$45,249,797	(1,736,514)	-3.8%
Gufeng	81,567,133	86,703,031	(5,135,898)	-5.9%
Yuxing	8,256,480	8,161,271	95,209	1.2%
Sales VIEs	-	-	-	%
Net sales	133,336,896	140,114,099	(6,777,203)	-4.8%
Cost of goods sold
Jinong	31,812,503	33,149,990	(1,337,487)	-4.0%
Gufeng	71,525,033	75,803,724	(4,278,691)	-5.6%
Yuxing	6,912,210	6,624,796	287,414	4.3%
Sales VIEs	-	-	-	%
Cost of goods sold	110,249,746	115,578,510	(5,328,764)	-4.6%
Gross profit	23,087,150	24,535,589	(1,448,439)	-5.9%
Operating expenses
Selling expenses	8,744,473	9,924,316	(1,179,843)	-11.9%
General and administrative expenses	82,685,580	97,067,252	(14,381,671)	-14.8%
Total operating expenses	91,430,053	106,991,568	(15,561,514)	-14.5%
Income (loss) from operations	(68,342,903)	(82,455,979)	14,113,075	-17.1%
Other income (expense)
Other income (expense)	1,848,889	(56,984)	1,905,873	-3344.6%
Interest income	129,512	61,144	68,369	111.8%
Interest expense	(203,707)	(181,269)	(22,438)	12.4%
Total other income (expense)	1,774,694	(177,109)	1,951,804	-1102.0%
(Loss) before income taxes	(66,568,209)	(82,633,088)	16,064,879	-19.4%
Provision for income taxes	587,195	2,460,523	(1,873,328)	-76.1%
Net (loss) from continuing operations	$(67,155,404)	$(85,093,611)	17,938,207	-21.1%
Net (loss) from discontinued operations	(17,983,567)	(710,755)	(17,272,812)	2430.2%
Net (Loss)	(85,138,971)	(85,804,366)	665,395	-0.8%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,530,313	25,336,321	(21,806,008)	-86.1%
Comprehensive (loss)	$(81,608,658)	$(60,468,045)	(21,140,613)	35.0%

Net Sales

Total net sales for the nine months ended March 31, 2022 were $133,336,896 a decrease of $6,777,203 or 4.8%, from $140,114,099 for the nine months ended March 31, 2021. This decrease was primarily due to a decrease in Gufeng’ net sales.

For the nine months ended March 31, 2022, Jinong’s net sales decreased $1,736,514, or 3.8%, to $43,513,283 from $45,249,797 for the nine months ended March 31, 2021. This decrease was mainly due to Jinong’s lower sales volume in the last nine months. For the nine months ended March 31, 2022, Jinong sold approximately 49,487 metric tons of fertilizer products, a decrease of 10,678 metric tons, or 17.7%, as compared to 60,165 metric tons for the nine months ended March 31, 2021.

For the nine months ended March 31, 2022, Gufeng’s net sales were $81,567,133, a decrease of $5,135,898, or 5.9%, from $86,703,031 for the nine months ended March 31, 2021. This decrease was mainly attributable to the decrease in Gufeng’s sales volume in the last nine months. For the nine months ended March 31, 2022, Gufeng sold approximately 188,006 metric tons of fertilizer products, a decrease of 55,490 metric tons, or 22.8% as compared to 243,496 metric tons for the nine months ended March 31, 2021.

For the nine months ended March 31, 2022, Yuxing’s net sales were $8,256,480, an increase of $95,209 or 1.2%, from $8,161,271 for the nine months ended March 31, 2021.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2022 was $110,249,746, a decrease of $5,328,764, or 4.6%, from $115,578,510 for the nine months ended March 31, 2021. The decrease was mainly due to the decrease in Gufeng’s cost of goods sold which decreased 5.6%.

Cost of goods sold by Jinong for the nine months ended March 31, 2022 was $31,812,503, a decrease of $1,337,487, or 4.0%, from $33,149,990 for the nine months ended March 31, 2021. The decrease in cost of goods was primarily due to the decrease in net sales during the last nine months.

Cost of goods sold by Gufeng for the nine months ended March 31, 2022 was $71,525,033, a decrease of $ 4,278,691, or 5.6%, from $75,803,724 for the nine months ended March 31, 2021. This decrease was primarily due to the 5.9% decrease in net sale during the last nine months.

For nine months ended March 31, 2022, cost of goods sold by Yuxing was $6,912,210, an increase of $ 287,414, or 4.3%, from $6,624,796 for the nine months ended March 31, 2021. This increase was mainly due to the 1.2% increase in Yuxing’s net sales during the last nine months.

Gross Profit

Total gross profit for the nine months ended March 31, 2022 decreased by $1,448,439, or 5.9%, to $23,087,150, as compared to $24,535,589 for the nine months ended March 31, 2021. Gross profit margin was 17.3% and 17.5% for the nine months ended March 31, 2022 and 2021, respectively.

Gross profit generated by Jinong decreased by $399,027 or 3.3%, to $11,700,780 for the nine months ended March 31, 2022 from $12,099,807 for the nine months ended March 31, 2021. Gross profit margin from Jinong’s sales was approximately 26.9% and 26.7% for the nine months ended March 31, 2022 and 2021, respectively.

For the nine months ended March 31, 2022, gross profit generated by Gufeng was $10,042,100, a decrease of $857,207, or 7.9%, from $10,899,307 for the nine months ended March 31, 2021. Gross profit margin from Gufeng’s sales was approximately 12.3% and 12.6% for the nine months ended March 31, 2022 and 2021, respectively.

For the nine months ended March 31, 2022, gross profit generated by Yuxing was $1,344,270, a decrease of $192,205, or 12.5% from $1,536,475 for the nine months ended March 31, 2021. The gross profit margin was approximately 16.3% and 18.8% for the nine months ended March 31, 2022 and 2021, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $8,744,473, or 6.6%, of net sales for the nine months ended March 31, 2022, as compared to $9,924,316, or 7.1% of net sales for the nine months ended March 31, 2021, a decrease of $1,179,843 or 11.9%.

The selling expenses of Jinong for the nine months ended March 31, 2022 were $8,449,858 or 19.4% of Jinong’s net sales, as compared to selling expenses of $9,659,301 or 21.3% of Jinong’s net sales for the nine months ended March 31, 2021. The selling expenses of Yuxing were $50,547 or 0.6% of Yuxing’s net sales for the nine months ended March 31, 2022, as compared to $40,641 or 0.5% of Yuxing’s net sales for the nine months ended March 31, 2021. The selling expenses of Gufeng were $244,068 or 0.3% of Gufeng’s net sales for the nine months ended March 31, 2022, as compared to $224,374 or 0.3% of Gufeng’s net sales for the nine months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $82,685,580, or 62.0% of net sales for the nine months ended March 31, 2022, as compared to $97,067,252, or 69.3% of net sales for the nine months ended March 31, 2021, a decrease of $14,381,671, or 14.8%.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the nine months ended March 31, 2022 was $1,774,694, as compared to $177,109 total other expenses for the nine months ended March 31, 2021, an increase in income of $1,951,804 or 1102.0%. The increase in total other income resulted from investment gain due to sales of discontinued operations for nine months ended March 31, 2022.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the nine months ended March 31, 2022, as compared to $$277,685 for the nine months ended March 31, 2021, a decrease of $277,685, or 100.0%.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the nine months ended March 31, 2022 and 2021.

Yuxing has no income tax for the nine months ended March 31, 2022 and 2021 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net (loss) for the nine months ended March 31, 2022 was $(85,138,971), a slightly decrease of loss with amount of $665,395, or 0.8%, compared to $(85,138,971) for the nine months ended March 31, 2021. Net loss as a percentage of total net sales was approximately -63.9% and -61.2% for the nine months ended March 31, 2022 and 2021, respectively.

Net (loss) from continuing operations for the nine months ended March 31, 2022 was $(67,155,404), a decrease of loss with amount of $17,938,207, or 21.1%, compared to $(85,093,611) for the nine months ended March 31, 2021. The decrease was mainly due to lower General and administrative expenses.

Net (loss) from discontinued operations for the nine months ended March 31, 2022 was $(17,983,567), an increase of loss with amount of $17,272,812, or 2430.2%, compared to net (loss) with amount of $(710,755) for the nine months ended March 31, 2021. The increase of loss was mainly due to lower sales.

Discussion of Segment Profitability Measures

As of March 31, 2022, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing, and the sales of agriculture materials by the sales VIEs. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net (loss) increased by $1,612,782, or 16.4%, to $(11,449,612) for nine months ended March 31, 2022, from $(9,836,830) for the nine months ended March 31, 2021. The increase in net loss was principally due to higher general and administrative expense.

For Gufeng, the net (loss) decreased by $15,284,153 or 21.2%, to $(56,904,522) for nine months ended March 31, 2022 from $(72,188,675) for nine months ended March 31, 2021. The decrease of net loss was principally due to the decrease in general and administrative expense.

For Yuxing, the net income increased $122,129 or 25.5%, to $601,492 for nine months ended March 31, 2022 from $479,363 for nine months ended March 31, 2021. The increase was mainly due to higher sales.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of March 31, 2022, cash and cash equivalents were $51,436,395, an increase of $32,842,451, or 176.6%, from $18,593,944 as of June 30, 2021.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(45,769,602)	$(10,584,537)
Net cash provided by (used in) investing activities	5,055,208	(469,390)
Net cash provided by (used in) financing activities	70,924,275	355,200
Effect of exchange rate change on cash and cash equivalents	2,632,571	3,839,537
Net increase in cash and cash equivalents	32,842,451	(6,859,191)
Cash and cash equivalents, beginning balance	18,593,944	11,934,778
Cash and cash equivalents, ending balance	$51,436,395	$5,075,587

Operating Activities

Net cash used in operating activities was $45,769,602 for the nine months ended March 31, 2022, an increase of $35,185,065, or 332.4%, from cash used in operating activities of $10,584,537 for the nine months ended March 31, 2021. The increase was mainly due to the increase in advance to suppliers and decrease for account payables during the nine months ended March 31, 2022 as compared to the same period in 2021.

Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2022 was $5,055,208, compared to cash used in investing activities of $469,390 for the nine months ended March 31, 2021. The increase was mainly due to the sales of discontinued operations and the Company received partial fund during the nine months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2022 was $70,924,275, compared to $355,200 net cash provided by financing activities for the nine months ended March 31, 2021 from short-loan. The increase was mainly due to the Company received fund from investors for purchase of stock.

As of March 31, 2022 and June 30, 2021, our loans payable was as follows:

	March 31,	June 30,
	2022	2021
Short term loans payable:	$4,247,100	$4,179,600
Total	$4,247,100	$4,179,600

Accounts Receivable

We had accounts receivable of $40,158,928 as of March 31, 2022, as compared to $102,783,004 as of June 30, 2021, a decrease of $62,624,076, or 60.9%. The decrease was primarily attributable to Gufeng’s accounts receivable and the discontinued of Lishijie, Fengnong, Jinyangguang and Wangtian. As of March 31, 2022, Gufeng’s accounts receivable was $13,645,859, a decrease of $24,409,152, or 64.1%, compared to $38,055,011 as of June 30, 2021.

Allowance for doubtful accounts in accounts receivable for the nine months ended March 31, 2022 was $32,797,394, an increase of $9,058,407 or 38.2%, from $23,738,987 as of June 30, 2021. And the allowance for doubtful accounts as a percentage of accounts receivable was 45.0% as of March 31, 2022 and 18.8% as of June 30, 2021.

Deferred assets

We had no deferred assets as of March 31, 2022 and June 30, 2021. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of March 31, 2022.

Inventories

We had inventories of $51,565,520 as of March 31, 2022, as compared to $64,315,903 as of June 30, 2021, a decrease of $12,750,383, or 19.8%. The decrease was primarily attributable to Gufeng’s inventory. As of March 31, 2022, Gufeng’s inventory was $28,305,184, compared to $36,617,573 as of June 30, 2021, a decrease of $8,312,389, or 22.7%.

Advances to Suppliers

We had advances to suppliers of $37,877,927 as of March 31, 2022 as compared to $23,884,772 as of June 30, 2021, representing an increase of $13,993,155, or 58.6%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,858,302 as of March 31, 2022 as compared to $16,868,942 as of June 30, 2021, representing a decrease of $ 15,010,640, or 89.0%. The decrease was primarily due to the decrease of accounts payable for VIEs due to the discontinued of Lishijie, Fengnong, Jinyangguang and Wangtian.

Unearned Revenue (Customer Deposits)

We had customer deposits of $5,803,179 as of March 31, 2022 as compared to $6,257,215 as of June 30, 2021, representing an decrease of $454,036, or 7.3%. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of March 31, 2022.

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

As of March 31, 2022, we were organized into five main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), Jinyangguang (agriculture sales) and Wangtian (agriculture sales). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production) and the sales VIEs. Each of the segments has its own annual budget regarding development, production and sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosures About Market Risk

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur because of movements in interest rates and equity prices. We currently do not, in the normal course of business, use financial instruments that are subject to changes in financial market conditions. If we use such financial instruments in the Company’s management, our financial conditions will be subject to the market risk of price movements in interest risk and equity prices.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2022, our accumulated other comprehensive income (loss) was $(1) million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2021 and March 31, 2022, China’s currency increased by a cumulative 1.8% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese and American banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of March 31, 2022 and June 30, 2021 was $4.2 million and $4.2 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the nine months ended March 31, 2022. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately three months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered any hedging transactions to reduce our exposure to interest rate risk.

Credit Risk

We have experienced higher credit risk than usual since 2020. With the impact of COVID-19 pandemic, the overdue outstanding accounts receivable increased significantly compared with the years prior to the pandemic. Our accounts receivables are typically unsecured and are mainly derived from revenues earned from customers in the PRC. Most of our customers are individuals and small and medium-sized enterprises (“SMEs”), which may not have strong cash flows or be well capitalized. They may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. Many of the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak. Numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. Even through our receivables are monitored regularly by our credit managers, the bad debts expenses are higher in recent 2 years comparing with the years before 2020.

Inflation Risk

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Notwithstanding the measures taken by the PRC government to control inflation, China still experienced an increase in inflation and our operating cost became higher than anticipated.  The high rate of inflation had an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended March 31, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: July 1, 2022	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: July 1, 2022	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.