Form 10-K
period 2022-06-30
China Green Agriculture, Inc.
filed 2022-11-10
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $60,826,828 as of December 31, 2021, based on the closing price $9.50 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on November 10, 2022, was 13,258,609.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission are incorporated by reference in Part III of this Form 10-K to the extent described herein.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED June 30, 2022

i

PART I

Item 1. Business

China Green Agriculture, Inc. (‘we” or “the Company”) is primarily engaged in the research, development, production, and sale of various types of fertilizers and agricultural products in the People’s Republic of China (“PRC”) through its wholly owned Chinese subsidiaries, Jinong Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), and Beijing Gufeng Chemical Products Co., Ltd., (“Gufeng”), both of which are engaged in fertilizer production. In addition, we operate through variable interest entities (the “VIEs”), including Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), engaged in agricultural products production, and Tianjuyuan Fertilizer Co. Ltd. Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong; and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers, and mixed organic-inorganic compound fertilizer produced through Gufeng. In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings.

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

As of June 30, 2022, the Company, through its wholly-owned subsidiary Jinong, has discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Shaanxi Lishijie Agrochemical Co., Ltd., Songyuan Jinyangguang Sannong Service Co., Ltd., Shenqiu County Zhenbai Agriculture Co., Ltd., Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd., Aksu Xindeguo Agricultural Materials Co., Ltd., and Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd., Sunwu County Xiangrong Agricultural Materials Co., Ltd., and Anhui Fengnong Seed Co., Ltd., decreasing the number of VIE companies from eight to zero.

Fertilizer production is our core business and we generated approximately $160,657,513, $200,245,680, and $200,185,739, or 88.4%, 83.5%, and 80.3% of our total revenues for the years ended June 30, 2022, 2021 and 2020, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2022.

As of June 30, 2022, we sold our products through a network of 1,398 regional distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 49.9% of our fertilizer revenues for the fiscal year ended June 30, 2022.

As of June 30, 2022, we have developed 416 different fertilizer products. We conduct our research and development activities through Yuxing, one of Jinong’s VIEs, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

During the fiscal years ended June 30, 2022, 2021 and 2020, our revenues from continuing and discontinued operations were $181,806,425, $239,927,726, and $249,243,496, respectively; our net income (loss) for these periods was $(98,364,332), $(119,747,617), and $(134,689,311), respectively.

Recent Developments

Strategic Acquisitions:

On June 30, 2016 and January 1, 2017, through Jinong, we entered (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.(2)	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.(3)	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machinery, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (3)	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 was RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders, and the accrued interest had been forfeited.

(3)	On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo and Xinyulei. In return, the shareholders of Xindeguo and Xinyulei and agreed to pay cash with amount of RMB1,850,000 (approximately $276,205) to the Company.

(4)	On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie. In return, the shareholders of Lishijie agreed to pay cash with amount of RMB3,500,000 (approximately $522,550) to the Company.

(5)	On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang and Wangtian. In return, the shareholders of Jinyangguang and Wangtian agreed to pay cash with amount off RMB11,700,000 (approximately $1,746,810) to the Company.

January 1, 2017:

		Cash Payment for	Principal of Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.(3)	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 was RMB1=US$0.144, according to the exchange rate published by Bank of China.

(2)	On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xiangrong. In return, the shareholders of Xiangrong agreed to pay cash with amount of RMB24,430,000 (approximately $3,647,399) to the Company.

(3)	On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong. In return, the shareholders of Fengnong agreed to pay cash with amount of RMB8,750,000(approximately $1,306,375) to the Company.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof (but excluding any claims or encumbrances), and the operations and management of its business to Jinong, in exchange for an aggregate amount of RMB45,000,000 (approximately $6,718,500), to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB63,000,000 (approximately $9,405,900), with an annual fixed compound interest rate of 3% and a term of three years.

The SAA contains representations and warranties by both Jinong and the shareholders of the Targets, including:

Should the shareholders of the Targets fail to satisfy the conditions listed in the exhibit to the SAA, i.e., the entry into the VIE Agreements, or breach of any the representations or warranties in the SAA, other than the direct and consequential damages that may cause to Jinong, they are to pay RMB100,000 (approximately $14,930) as liquidated damages.

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

For both e-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in e-commerce and agriculture industries. VIE arrangements, however, provide feasibility for obtaining administrative approval process and avoiding industry restrictions that may be imposed on an entity that is a wholly owned subsidiary of a foreign entity. The VIE agreements reduce uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. We believe that this legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership company can be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Targets to ensure the complete control of the interests in the Targets. The shareholders of the Targets are not entitled to transfer any shares to the third party under the exclusive option agreements. If necessary, they may transfer shares to us without consideration.

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

After the acquisition of Green New Jersey, the Company changed its name to China Green Agriculture, Inc., effective on February 5, 2008.

On July 23, 2009, Yuxing became a direct, wholly owned subsidiary of Jinong to facilitate the research and development of agricultural products and fertilizers. Effective June 16, 2013, Yuxing was converted into a PRC domestic enterprise wholly owned by an individual who entered into a series of contractual agreements with Jinong pursuant to which Yuxing became Jinong’s variable interest entity or VIE.

On March 9, 2009, the Company’s common stock was listed on the NYSE MKT, formerly known as NYSE Amex Equities under the trading symbol “CGA”. On December 4, 2009, the Company voluntarily ceased trading its common stock on the NYSE Amex Equities and transferred its listing to the New York Stock Exchange on December 7, 2009. The Company’s ticker symbol remains “CGA”.

On July 2, 2010, the Company, through Jinong, consummated a transaction to acquire all equity interests of Gufeng and its subsidiary Tianjuyuan. As a result, Gufeng and Tianjuyuan became wholly owned subsidiaries of Jinong and indirect subsidiaries of the Company.

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

On January 1, 2017, the Company, through its wholly owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following two companies that are organized under the laws of the PRC and would be deemed as our VIEs: Sunwu County Xiangrong Agricultural Materials Co., Ltd. and Anhui Fengnong Seed Co., Ltd.

On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai.

On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Aksu Xindeguo Agricultural Materials Co., Ltd., Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd., and Sunwu County Xiangrong Agricultural Materials Co., Ltd.

On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie.

On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong.

On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang and Wangtian.

 Our principal executive offices are located at 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China 710065 and our telephone number is +86-29-88266368. Our website address is www.cgagri.com. The Company routinely posts important information on its website.

Our current corporate structure is set forth in the following diagram:

Yuxing may also collectively be referred to as “the VIE Company”.

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

Growth Strategy

We believe that our increased production capacity and our research and development capability, along with the new sales segment, positions us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 416 products. In the future, we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

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

☐ Develop new advanced highly efficient fertilizers. The new fertilizer products represented by slow controlled-release fertilizer, microbial fertilizer and others, are developed rapidly with high market expansion. Gufeng develops the “Tianjuyuan” controlled-release fertilizer. The objective is to provide Gufeng with fertilizer agent to improve the control release effectiveness when producing controlled-release compound fertilizers. We expect that Gufeng’s controlled-release compound fertilizer will have an advantageous position in the market.

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 416 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale. In our sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by us or by other manufacturers.

Fertilizer Products

Fertilizer manufacturing is our core business, which accounts for approximately 88.4% of total revenues. The self-manufactured fertilizers are produced and sold through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredients essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilizing soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

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

Gufeng and Tianjuyuan produce compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers, and mixed organic-inorganic compound fertilizer. Gufeng sells its products under four brands: “KEBA”, “Mei Er An”, “Huang Cheng Gen” and “SPR HOP,” which are all registered trademarks in the PRC. Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” which are both PRC registered trademarks.

We have a multi-tiered product line of 416 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2022, 2021 and 2020, we recorded $160,657,513, $200,245,680, and $200,185,739, respectively, in gross revenues from sales of our fertilizer products, representing 88.4%, 83.5%, and 80.3% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 336 fertilizer products. 47.7% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 52.3% from compound fertilizer for the fiscal year ended June 30, 2022.

Agricultural Products

Our subsidiary, Yuxing, one of Jinong’s VIEs, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2022, 2021 and 2020, were $11,356,390, $11,038,666, and $9,227,113, respectively, representing 6.2%, 4.6%, and 3.7% of our total revenues, respectively.

Yuxing was originally established to be the research and development base for humic acid fertilizers produced by Jinong. By simulating the growing conditions and cycles of various plants, such as flowers, vegetables and seedlings, Yuxing regularly conducts experimental testing to enhance the efficacy of our new fertilizers.

Fertilizer Manufacturing Process

Our production lines employ scientifically designed production procedures and strict quality control systems to ensure high quality in our products. These production lines are fully automated and operated by a central control system with minimal manual input by technicians. The machinery and vats for the line are supplied by a local medical machinery manufacturer and the automatic control systems were developed by us. Our access management system always protects the proprietary ingredient mixes from any unauthorized use. Our computer server is connected to the electronic scales on each of the material input bins to ensure that the exact quantity of each element or ingredient is delivered correctly, thus maintaining product quality and reduce waste. Our production line producing liquid fertilizer and powered fertilizer is centrally controlled by a wireless panoramic audio and video monitoring system that allows connectivity with mobile terminals such as cell phones.

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

We produced and sold a total of approximately 287,160 metric tons of fertilizer products during the fiscal year ended June 30, 2022.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials utilized to produce humic acid (weathered coal, lignite and peat), we have chosen weathered coal as a key raw material because it is abundant and economical for production. We have been sourcing the humic acid from different regions including Shaanxi and Shanxi provinces, and Inner Mongolia Autonomous Region.

In addition to weathered coal, we use approximately 50 different components in our production process, including elements such as sodium, calcium, zinc, iron and potassium, all of which can be readily obtained from local markets. We utilize spectral analysis technology to select raw materials with the best quality, and we have specially trained buyers to ensure the consistency of raw materials procured.

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

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2022, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 44.8% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2022, Gufeng experienced seasonal variation. 65.0% of Gufeng’s annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring).

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

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2022, the following five PRC provinces collectively accounted for 70.2% of our fertilizer manufacturing revenue: Hebei (34.4%), Heilongjiang (12.6%), Inner Mongolia (9.4%), Liaoning (9.1%), and Shaanxi (4.7%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.3% of our total fertilizer revenues in fiscal 2022.

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

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2022, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Organic/Inorganic Compound Fertilizer (humic acid) NPK46%	102,528	48,749,704	29.5%
2	Gufeng Compound Fertilizer NPK40%	108,463	48,130,731	29.1%
3	Gufeng Compound Fertilizer Other	8,270	1,867,499	1.1%
4	Gufeng Compound Fertilizer NPK51%	2,748	1,243,049	0.8%
5	Jinong Chongshifei Fertilizer (humic acid)	676	1,182,603	0.7%

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

As of June 30, 2022, we sold our products through a nationwide constructed network of about 1,398 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2022, sales of our self-manufactured products to our top five distributors accounted for approximately 49.9% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

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

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu and Guangzhou provinces. These marketing programs consist of: (i) establishment of Company directly owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company’s distributor base to be designated as authorized retailers. With the Pilot Program, we have worked closely with our distributors, with each distributor’s outlet having an assigned territory in order not to compete with other existing distributors. We had entered into agreements with these retailers on their exhibits, and we had well-positioned standardized shelves and product displays in their retail stores. In addition, we provide the retailers with educational materials on proper product use and billboard ads with our product logo to attract target farmers.

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

The capital expenditure and other payments on Yuxing’s construction, net of accumulated depreciation, were approximately $6,988,882, $8,295,772 and $8,414,911 during the fiscal years ending of June 30, 2022, 2021 and 2020, respectively. The research and development center helps expand our output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products. The facility at Yuxing enhances our capability to produce more products while shortening the development cycle, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2022, we sold approximately $11,356,390 of these agricultural products.

	FY 2022	FY 2021	FY 2020
Machines, Buildings and Equipment	$6,926,023	$8,198,256	$8,355,336
Construction in Progress	$10,600	$97,516	$59,575
Total	$6,988,882	$8,295,772	$8,414,911

New Products

With our research and development capabilities, we have developed 416 products and continue to develop new products. During the fiscal year ended June 30, 2022, we developed 11 new products of liquid fertilizers.

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

A registered trademark is protected in China for a term of 10 years, and it is renewable for another 10-year term under the PRC trademark law if the renewal application is submitted to the PRC Trademark Offices within 6 months prior to the expiration of the previous term.

Listed below are Jinong’s four patents for a fertilizer formulation and a proprietary production line and manufacturing processes.

			Inventor’s		Date of
Patent/Pending		Patent No./	Name and	Date of	Publication and
Patent Application	Type of Patent	Application No.	Patent Holder	Application	Term
Patent:	Utility Model	Application No.:	Applicant:	February 1, 2007	November 24,

Method and recipe of the water-soluble humic acid fertilizers	Patent	ZL200710017334.x	Jinong		2010; 20 years

Patent:	Utility Model	Application No.:	Applicant:	September 22, 2011	December 4, 2013;

Production method of Organic Fertilizer	Patent	ZL201110282544.8	Jinong		20 years

Patent:	Utility Model	Application No.:	Applicant:	August 15, 2013	February 11, 2015;

Method and recipe of the water-soluble high concentration humic acid fertilizers	Patent	ZL201310357167.9	Jinong		20 years

Patent:	Utility Model	Application No.:	Applicant:	January 17, 2014	April 08, 2015;

Production method of Multifunctional liquid calcium fertilizer	Patent	NL 201410020442.2	Jinong		20 Years

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 1,398 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development are managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2022, we generated approximately $11,356,390 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses on an 88-acre parcel of land relating to Yuxing’s pending research and development center, which expands output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products.

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

Multi-colored Seedlings: In the market of Multi-colored seedlings, our competitors are from nationwide. Some of our products, such as red photiniaserrulata, are also imported from other countries with high survival rates.

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

Many of our fertilizer products are characterized by short product development cycles as they target the unique climate and soil conditions where our customers are located. Accordingly, we devote a substantial number of resources to product development. To compete successfully, we must develop new and/or improved fertilizer products that cater to customer needs. New fertilizers may not be easily developed. As a result, we may experience performance difficulties, which may result in delays, setbacks and cost overruns. Our inability to develop and offer new and/or improved fertilizer products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at a desired rate.

Our proprietary fertilizer formula may become obsolete or be unintentionally disclosed to competitors, which could materially adversely affect the competitiveness of our future fertilizer products.

Our proprietary fertilizer formula is the base for producing our fertilizer. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supplying existing humic acid fertilizer products and by developing new products on a timely basis that keep pace with the evolving industry standards and changing customer requests. If our proprietary formula becomes obsolete because our competitors develop better products, our future business and financial results could be adversely affected. In addition, although we have entered into confidentiality agreements with key employees, we cannot assure that if there were a breach of such agreement by an employee, we would not lose any competitive advantage that we currently have with respect to our proprietary fertilizer formula. If we are forced to take legal action to protect our proprietary formula, we will incur significant expense, and a favorable outcome cannot be guaranteed.

If our warehouse selling and credit sales of certain fertilizer products continue to increase and we fail to collect the accounts receivables that are due in a timely manner, our financial condition and results of operation may be materially adversely affected.

We had accounts receivable of $28,792,891 as of June 30, 2022, as compared to $102,783,004 and $99,052,071 as of June 30, 2021 and 2020, respectively, decreases of $73,990,113 and increases of $3,730,933, or 72.0% and 3.8% year over year. The decreases were primarily due to discontinuing sales VIEs.

We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts, when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter difficulties in their businesses. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 80.9% of its revenues, with its largest distributor accounting for 16.4% of total revenues for the 2022 fiscal year. Jinong’s top five distributors accounted for 4.6% of its fertilizer revenues for the fiscal year ended June 30, 2022. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it will adversely affect our results of operations.

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

Jinong is supplied with approximately fifty different types of raw materials, of which weathered coal is the primary one as it is the raw material from which humic acid is extracted and applied to the manufacturing of our products. Although there are numerous weathered coal suppliers available in the market, we have been using major suppliers of weathered coal in northern China. If suppliers do not intend to supply us the raw material for any reason, or if there are any business interruptions at the suppliers and we are unable to source alternative supplies in a timely manner or on the same terms, we may not be able to meet customer demand for humic acid-based fertilizers in a timely manner or maintain our standards of quality for humic acid-based fertilizers during the transitional period, which may result in the loss of customers and net sales or we may not be able to keep our profit margin as before for our humic acid-based fertilizers.

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

We may not possess all the licenses required to operate our business or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

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

We depend, to a large extent, on the abilities and participation of our current management team, with a reliance upon Mr. Zhuoyu Li, our Chief Executive Officer and Chairman of the Board of Directors, and Mr. Zhibiao Pan, the Company’s Co-Chief Executive Officer. The loss of the services of Mr. Li and/or Mr. Pan, for any reason, may have a material adverse effect on our business and prospects. We do not carry key man life insurance for our key personnel.

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

Mr. Zhibiao Pan, our co-CEO may not devote all his time to our business.

Our newly appointed co-CEO, Mr. Zhibiao Pan, also serves as the CEO of Poolin Group, a company engaged in blockchain and cryptocurrency business globally. This may give rise to further allocation of Mr. Pan’s time to the business of Poolin Group. While Mr. Pan anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

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

While Gufeng had sales revenues of $102,755,286, for its fiscal year ended June 30, 2022, Gufeng’s net income for such period was $(80,547,966). This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals.

Although we have continued making progress in terms of integrating Gufeng’s employees, products and distribution network into our business, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition and results of operations.

We have not obtained the land use right over the premises on which certain facilities of Gufeng, our indirect, wholly owned subsidiary, is located. As a result, the lack of a proper title certificate may jeopardize our right to use the premises and our possession of the buildings we built on such premises.

Through Tianjuyuan, we rent approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”). Under the rental agreement dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “rental agreement”), Tianjuyuan rents the land at an annual rent of RMB 35,500 (approximately $5,300). The term of the rental agreement is from February 1, 2004 to January 31, 2054. We were informed by our PRC counsel that the rental agreement is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations. Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities to legitimize our right over the Premises. As of the date of this report, we were informed by the local government that our application materials for the land use right in issue has been moved up from the department in charge of general matters to the land administrative department of the local government and is under their review. However, there can be no assurance that such land use right certificate will be granted to us. Until we obtain the land use right certificate, there is a risk that the PRC government may declare the rental agreement invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises. As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

A severe or prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2022 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2019, 2020 and 2021 were increases of 4.5%, 0.2% and 1.5%, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Restrictions on investigations by overseas securities regulators.

Under Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC and no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators without Chinese government approval. As a result, our shareholders may not benefit from a regulatory environment that fosters effective enforcement of U.S. and other securities laws. This could adversely affect investor and shareholder protection, and it could cause securities exchanges and overseas regulators to impose additional requirements on us.

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

The recent regulatory developments in China, with respect to restrictions on China-based companies raising capital offshore, and the government-led cybersecurity reviews of certain companies with VIE structures, may lead to additional regulatory review in China over our financing and capital raising activities in the United States.

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

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong, Gufeng, and the VIE company. Because of our holding company structure, we rely entirely on dividends payments from our subsidiaries in the PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in with PRC accounting standards and regulations. Under PRC accounting standards and regulations, our subsidiaries are also required to set aside a portion of their after-tax profits to fund certain reserves. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and administrative formalities in completing the procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends to our common stockholders.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars to be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In the fiscal year 2022, China’s currency decreased by a cumulative 3.4% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports more expensive and imports into China cheaper by that amount. The effect on trade can be substantial. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of Jinong. Additionally, the PRC regulatory authorities may take the view that the Jinong Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of Jinong’s business operations through a series of contractual arrangements rather than an outright purchase of Jinong. We cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of Jinong’s business than if the Company had direct ownership of Jinong. In addition, we cannot assure you that such contractual arrangements can be successfully affected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Jinong, our corporate structure could be materially adversely affected.

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

Effective June 16, 2013, we conduct substantially all our operations on agriculture products, and generate substantially all our revenues from agriculture products, through contractual arrangements with our VIE, Yuxing, that provide us, through our ownership of Green New Jersey and its ownership of Jinong, with effective control over Yuxing. We have no direct ownership interest in Yuxing. We depend on Yuxing to hold and maintain agriculture products contracts with our customers. Yuxing also owns substantially all our property, facilities and other assets relating to the operation of our agriculture products business and employs the personnel for substantially all our agriculture products business. Neither we nor Jinong has any direct ownership interest in Yuxing. Although we believe that that each contract under Jinong’s contractual arrangements with Yuxing is valid, binding and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over Yuxing as direct ownership of Yuxing would be. In addition, Yuxing may breach the contractual arrangements. For example, Yuxing may decide not to make contractual payments to Jinong, and consequently to us, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly considering uncertainties in the PRC legal system.

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

We are a holding company in the United States conducting our operations in China through our PRC subsidiaries. In utilizing the proceeds, we may receive from any offerings, we may make loans to our PRC subsidiaries, whether currently in existence or to be formed in the future, or we may make additional capital contributions to our PRC subsidiaries.

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

The PRC government has significant influence over China-based operations of any company by allocating resources, providing preferential treatment to industries or companies, or imposing industry-wide policies on certain industries. The PRC government may also amend or enforce existing rules and regulation, or adopt ones, which could materially increase our compliance cost, change the relevant industry landscape, or cause significant changes to our business operations in China. In addition, the PRC regulatory system is based in part on government policies and internal guidance, some of which are not published on a timely basis or at all, and some of which may even have a retroactive effect. We may not be always aware of all non-compliance incidents, and may face regulatory investigation, fines, and other penalties as a result. As a result of the changes in the industrial policies of the PRC government, including the amendment to and/or enforcement of the related laws and regulations, companies with China-based operations face significant compliance and operational risks and uncertainties. For example, on July 24, 2021, Chinese state media, including Xinhua News Agency and China Central Television, announced a broad set of reforms targeting private education companies providing after-school tutoring services and prohibiting foreign investments in institutions providing such after-school tutoring services. As a result, the market value of certain U.S. listed companies with China-based operations in the affected sectors declined substantially. On August 30, 2021, the PRC government-imposed restrictions over the provision of online gaming services to minors, aiming at curbing excessive indulgence in online gaming and protecting minors’ mental and physical health, which could adversely affect the development of the online gaming industry in China. The PRC government has also imposed severe restrictions over the operations of cryptocurrency business, which changed the entire industry landscape in China. In addition, the National Development and Reform Commission of China may classify cryptocurrency mining operations as an industry to be eliminated. We have adopted a development strategy to focus on the development and expansion of our blockchain and cryptocurrency mining operations into international markets. As of the date of this report, we are not aware of any similar regulations that may be adopted to significantly curtail our existing business operations in China. However, if such other adverse regulations or policies are adopted in China, our existing operations in China will be materially and adversely affected, and we may have to relocate our offices and certain assets to international markets outside China, which may significantly disrupt our international operations and adversely affect our business, financial condition and results of operations.

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

If the PRC tax authorities determine that we are a “resident enterprise,” we may be subject to enterprise income tax at a rate of 25% on our worldwide income and dividends paid by us to our non-PRC stockholders as well as capital gains recognized by them with respect to the sale of our stock may be subject to a PRC withholding tax. This will have an impact on our effective tax rate, a material adverse effect on our net income and results of operations, and it may require us to withhold tax on our non-PRC stockholders.

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

In addition, the securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our stock, regardless of our actual operating performance.

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

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is rented from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2018 at monthly rent of RMB24,480 (approximately $3,655) for 612 square meters (approximately 6,588 square feet) of office space.

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

Yuxing, Jinong’s wholly owned subsidiary, has land use rights to over 353,000 square meters (3,799,660 square feet) of land located in Hu County, Xi’an, Shaanxi Province on which we have built 98 sunlight greenhouses and 6 intelligent greenhouses as part of a research and development center currently under construction. Yuxing owns the land use rights to the property for a term of 50 years from 2009.

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

Tianjuyuan rents approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing. Under the rental agreement dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, Tianjuyuan rents the land at an annual rent of RMB 35,500 (approximately $5,300). The rental term is from February 1, 2004 to January 31, 2054. While the rental agreement was recognized previously by our PRC counsel as invalid and unenforceable due to its permitted use, we have since obtained the proper land use right certificate from the relevant government entity.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Rent from February 2004 to January 2054

* (1) As of June 30, 2022, the encumbrances over our land use right and building ownership are summarized as below:

					Interest
			Contract	Type of	Rate	Property under
No.	Loan Amount	Lending Institution	Period	Guarantee	(Per Annum)	Mortgage
1	RMB 17 million	Postal Saving Bank of China-	June 23, 2022-	Mortgage	5.66%	Tianjuyuan’s land
	($2,538,100)	Pinggu Branch	June 22, 2023
2	RMB 10 million	Beijing Bank-	June 24, 2022-	Mortgage	5.22%	Tianjuyuan’s land
	($1,493,000)	Pinggu Branch	June 23, 2023

Item 3. Legal Proceedings

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

From time to time, the Company is a party to various legal actions or disputes that arise in the ordinary course of our business that we believe will not have a material effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Note 17, “Commitments and Contingencies” to the Consolidated Financial Statements.

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On September 30, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021. The plaintiff amended the complaint on Oct 30, 2021. On August 30, 2022, the Southern District of New York federal court presiding over the case issued an order granting motions to dismiss all claims in the amended complaint against the Company, its executives, and its independent directors. On September 6, 2022, the plaintiff filed a notice of civil appeal to the U.S. Court of Appeals, Second Circuit. The company intends to defend the appeal.

Item 4. Mine Safety Disclosures.

This item is not applicable to us.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 13,258,609 shares of which were outstanding as of November 10, 2022, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of November 10, 2022. Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA.”

Holders

As of November 10, 2022, there were approximately 352 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase the shares covered by the Incentive Plan by three million shares. On April 23, 2019, our Board approved the fourth amendment to increase the shares covered by the Incentive Plan by 3.9 million shares and an extension of the Plan for an additional ten years. All four amendments were approved by our stockholders on the annual meetings held on December 15, 2012, December 22, 2013, June 30, 2015, and June 22, 2019, respectively. As a result, a total of 3.9 million shares of Common Stock have been reserved under the Incentive Plan.

As of June 30, 2022, there was no outstanding options to purchase shares of common stock granted under the Plan. Options granted in the future under the Incentive Plan are within the discretion of our Board or our compensation committee, as delegated by the Board. The following table summarizes the number of shares of our Common Stock authorized for issuance under our Incentive Plan as of June 30, 2022.

Equity Compensation Plan Information

Number of securities remaining
available for
	Number of		future
	securities to		issuance
	be issued	Weighted-	under
	upon	average	equity
	exercise	exercise	compensation
	of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and rights	and rights	column
Plan category	(a)	(b)	(a)) (c)
Equity compensation plans approved by security holders	—	$—	318,816
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	318,816

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2016 and ending on June 30, 2022.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company’s equity securities during the fiscal year ended June 30, 2022, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2022, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview

We are engaged in the research, development, production, and sale of various types of fertilizers and agricultural products in the PRC through our wholly owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), and our VIE, Yuxing. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly concentrated water-soluble fertilizer, and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. For financial reporting purposes, our operations are organized into three business segments: fertilizer products (Jinong), fertilizer products (Gufeng) and agricultural products (Yuxing).

The fertilizer business conducted by Jinong and Gufeng generated approximately 86.4% and 71.0% of our total revenues for the years ended June 30, 2022 and 2021, respectively. The sales VIEs generated 7.3% and 24.4% of our revenues for the years ended June 30, 2022 and 2021, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of June 30, 2022, we had developed, produced, and sold a total of 416 different fertilizer products in use, of which 80 were developed and produced by Jinong and 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2021 to 2022
	2022	2021	Amount	%
	(metric tons)
Jinong	59,807	74,382	(14,575)	-19.6%
Gufeng	227,353	308,523	(81,170)	-26.3%
	287,160	382,905	(95,745)	-25.0%

	Year Ended June 30,
	2022	2021
	(revenue per tons)
Jinong	$913	803
Gufeng	452	358

For the fiscal year ended June 30, 2022, we sold approximately 287,160 metric tons of fertilizer products, as compared to 382,905 metric tons for the fiscal year ended June 30, 2021. For the fiscal year ended June 30, 2022, Jinong sold approximately 59,807 metric tons of fertilizer products, as compared to 74,382 metric tons for the fiscal year ended June 30, 2021. For the fiscal year ended June 30, 2022, Gufeng sold approximately 227,353 metric tons of fertilizer products, as compared to 308,523 metric tons for the fiscal year ended June 30, 2021.

Our sales of fertilizer products to five provinces accounted for approximately 70.2% of our manufactured fertilizer revenue for year ended June 30, 2022. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Hebei (34.4%), Heilongjiang (12.6%), Inner Mongolia (9.4%), Liaoning (9.1%), and Shaanxi (4.7%).

As of June 30, 2022, we had a total of 1,398 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 1,054 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 4.6% of its fertilizer revenues for the fiscal year ended June 30, 2022. Gufeng had 344 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 80.9% of its revenues for the fiscal year ended June 30, 2022.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 92.1% of our agricultural products revenue for the fiscal year ended June 30, 2022 were Shaanxi (83.7%), Shanghai (4.8%) and Beijing (3.6%).

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

On November 23, 2021, the Company entered into a Share Purchase Agreement with certain ten non-US investors, giving them the right to purchase up to 13,142,857 shares of the Company’s common stock, par value $0.001 per share, at the price of $15 per share in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Rule 903 of Regulation S and/or Section 4(a)(2) of the Securities Act. The aggregate purchase price for the issuable shares was up to $197,142,855.

On April 4, 2022, the Company completed the issuance of 1,314,286 shares of its Common Stock to Ran Caihua for $19,714,290 and 2,286,857 shares of its Common Stock to Xu Xiuzhen for $34,302,855. On August 2, 2022, the Company completed the issuance of 1,117,142 shares of its Common Stock for $16,757,130 to P Kevin HODL Ltd, an entity owned and controlled by Mr. Zhibiao Pan, who was subsequently appointed as the Company’s co-Chief Executive Officer on August 25, 2022. All three sales were made pursuant to the Share Purchase Agreement dated November 23, 2021.

New products and distributors

During the three months ended June 30, 2022, Jinong launched 6 new fertilizer products. Jinong also eliminated 44 unqualified distributors for the three months ended June 30, 2022. During the three months ended June 30, 2022, Gufeng launched 0 new fertilizer products and added 0 new distributors.

Strategic Acquisitions and Discontinuations of Sales VIE Companies

On June 30, 2016 and January 1, 2017, through Jinong, we entered (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.(2)	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.(3)	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (3)	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 was RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders, and the accrued interest had been forfeited.

(3)	On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo and Xinyulei. In return, the shareholders of Xindeguo and Xinyulei and agreed to pay cash with amount of RMB1,850,000 (approximately $276,205) to the Company.

(4)	On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie. In return, the shareholders of Lishijie agreed to pay cash with amount of RMB3,500,000 (approximately $522,550) to the Company.

(5)	On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang and Wangtian. In return, the shareholders of Jinyangguang and Wangtian agreed to pay cash with amount off RMB11,700,000 (approximately $1,746,810) to the Company.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.(2)	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 was RMB1=US$0.144, according to the exchange rate published by Bank of China.

(2)	On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xiangrong. In return, the shareholders of Xiangrong agreed to pay cash with amount of RMB24,430,000 (approximately $3,647,399) to the Company.

(3)	On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong. In return, the shareholders of Fengnong agreed to pay cash with amount of RMB8,750,000 (approximately $1,306,375) to the Company.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof but excluding any claims or encumbrances, and the operations and management of its business to Jinong, in exchange of an aggregate amount of RMB45,000,000 (approximately $6,718,500) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,405,900) with an annual fixed compound interest rate of 3% and term of three years.

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

For both e-commerce and agriculture industries, PRC regulators limit the investment from foreign entities and set particularly rules for foreign-owned entities to conduct business. We expect these limitations on foreign-owned entities will continue to exist in e-commerce and agriculture industries. The VIE arrangement, however, provides feasibility for obtaining administrative approval process and avoiding industry restrictions that can be imposed on an entity that is a wholly owned subsidiary of a foreign entity. The VIE agreements reduce uncertainty and the current limitation risk. It is our understanding that the VIE agreements, as well as the control we obtained through VIE arrangement, are valid and enforceable. Such legal structure does not violate the known, published, and current PRC laws. While there are substantial uncertainties regarding the interpretation and application of PRC Laws and future PRC laws and regulations, and there can be no assurance that the PRC authorities will take a view that is not contrary to or otherwise different from our belief and understanding stated above, we believe the substantial difficulty that we experienced previously to conduct business in agriculture as a foreign ownership can be greatly reduced by the VIE arrangement. Further, as an integral part of the VIE arrangement, the underlying equity pledge agreements provide legal protection for the control we obtained. Pursuant to the equity pledge agreements, we have completed the equity pledge processes with the Targets to ensure the complete control of the interests in the Targets. The shareholders of the Targets are not entitled to transfer any shares to a third party under the exclusive option agreements. If necessary, they may transfer shares to our company without consideration.

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

Results of Operations

Fiscal Year ended June 30, 2022 Compared to the Year ended June 30, 2021.

FOR THE YEARS ENDED JUNE 30

	2022	2021	Change $	Change %
Sales
Jinong	$54,339,228	$59,409,169	(5,069,941)	-8.5%
Gufeng	102,755,286	110,834,918	(8,079,632)	-7.3%
Yuxing	11,356,390	11,038,666	317,724	2.9%

Net sales	168,450,904	181,282,753	(12,831,849)	-7.1%
Cost of goods sold
Jinong	39,651,439	43,566,629	(3,915,190)	-9.0%
Gufeng	90,065,842	96,860,527	(6,794,685)	-7.0%
Yuxing	9,527,341	8,991,518	535,823	6.0%

Cost of goods sold	139,244,622	149,418,674	(10,174,052)	-6.8%
Gross profit	29,206,282	31,864,079	(2,657,797)	-8.3%
Operating expenses
Selling expenses	11,195,153	12,968,729	(1,773,576)	-13.7%
General and administrative expenses	101,809,233	141,187,368	(39,378,135)	-27.9%
Total operating expenses	113,004,386	154,156,097	(41,151,711)	-26.7%
Income from operations	(83,798,104)	(122,292,018)	38,493,914	-31.5%
Other income (expense)
Other income (expense)	2,046,137	438,121	1,608,016	367.0%
Interest income	194,228	105,944	88,284	83.3%
Interest expense	(256,785)	(266,304)	9,519	-3.6%
Total other income (expense)	1,983,580	277,761	1,705,819	614.1%
Income from continuing operations before income taxes	(81,814,524)	(122,014,257)	40,199,733	-32.9%
Provision for income taxes	(1,291,828)	2,979,552	(4,271,380)	-143.4%
(Loss) from continuing operations	(80,522,696)	(124,993,809)	44,471,113	-35.6%
Net (loss) income from discontinued operations, net of taxes	(17,841,636)	5,246,192	(23,087,828)	-440.1%
Net (Loss)	(98,364,332)	(119,747,617)	21,383,285	-17.9%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(8,832,901)	29,682,548)	(38,515,449)	-129.8%
Comprehensive income (loss)	$(107,197,233)	$(90,065,069)	(17,132,164)	19.0%
Basic weighted average shares outstanding	9,348,100	6,847,732	2,500,368	36.5%
Basic net (loss) per share – from continuing operations	(8.61)	(18.25)	9.64	-52.8%
Basic net (loss) per share – from discontinued operations	(1.91)	0.77	(2.67)	-349.1%
Basic net (loss) per share	$(10.52)	$(17.49)	6.96	39.8%
Diluted weighted average shares outstanding	9,348,100	6,847,732	2,500,368	36.5%
Diluted net (loss) per share-from continuing operations	(8.61)	(18.25)	9.64	-52.8%
Diluted net (loss) earnings per share-from discontinued operations	(1.91)	0.77	(2.67)	-349.1%
Diluted net (loss) per share	$(10.52)	$(17.49)	6.96	-39.8%

Net Sales

Total net sales for the fiscal year ended June 30, 2022 were $168,450,904, a decrease of $12,831,849 or 7.1%, from $181,282,753 for the fiscal year ended June 30, 2021. This decrease was principally due to Jinong’s lower sales.

For the fiscal year ended June 30, 2022, Jinong’s net sales decreased $5,069,941, or 8.5%, to $54,339,228 from $59,409,169 for the fiscal year ended June 30, 2021. This decrease was mainly attributable to the decrease in Jinong’s sales volume during the last fiscal year. Jinong sold 59,807 tons of product during the fiscal year 2022, a decrease of 14,575 tons or 19.6% comparing with 74,382 tons for fiscal year 2021.

For the fiscal year ended June 30, 2022, Gufeng’s net sales were $102,755,286, a decrease of $8,079,632, or 7.3% from $110,834,918, for the fiscal year ended June 30, 2021. The decrease was mainly attributable to the decrease in Gufeng’s sales volume during the last fiscal year due to the negative impacts of COVID-19. Gufeng sold 227,353 tons of product during the fiscal year 2022, a decrease of 81,170 tons or 26.3% comparing with 308,523 tons for fiscal year 2021.

For the fiscal year ended June 30, 2022, Yuxing’s net sales were $11,356,390, an increase of $317,724, or 2.9%, from $11,038,666 for the fiscal year ended June 30, 2021. The increase was mainly attributable to the increase in market demand and the improvements in logistics that enlarges the reach of Yuxing’s products during the fiscal year 2022.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2022 was $139,244,622, a decrease of $10,174,052, or 6.8%, from $149,418,674 for the fiscal year ended June 30, 2021. This decrease was due primarily to lower net sales.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2022 was $39,651,439, a decrease of $3,915,190, or 9.0%, from $43,566,629, for the fiscal year ended June 30, 2021. The decrease in cost of goods was mainly due to the decrease in Jinong’s net sales during the fiscal year 2022.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2022 was $90,065,842, a decrease of $6,794,685, or 7.0%, from $96,860,527, for the fiscal year ended June 30, 2021. This decrease was primarily due to a decrease in its sales volume during the fiscal year 2022.

For year ended June 30, 2022, cost of goods sold by Yuxing was $9,527,341, an increase of $535,823, or 6.0%, from $8,991,518 for the fiscal year ended June 30, 2021. This increase was mainly due to the increase in Yuxing’s net sales during the fiscal year 2022.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2022 decreased by $2,657,797 to $29,206,282, as compared to $31,864,079 for the fiscal year ended June 30, 2021. Gross profit margin was 17.3% and 17.6% for the fiscal years ended June 30, 2022 and 2021, respectively.

Gross profit generated by Jinong decreased by $1,154,751, or 7.3%, to $14,687,789 for the fiscal year ended June 30, 2022 from $15,842,540 for the fiscal year ended June 30, 2021. Gross profit margin from Jinong’s sales was approximately 27.0% and 26.7% for the fiscal years ended June 30, 2022 and 2021, respectively.

For the fiscal year ended June 30, 2022, gross profit generated by Gufeng was $12,689,444, a decrease of $1,284,947, or 9.2%, from $13,974,391 for the fiscal year ended June 30, 2021. Gross profit margin from Gufeng’s sales was approximately 12.3% and 12.6% for the fiscal years ended June 30, 2022 and 2021, respectively.

For the fiscal year ended June 30, 2022, gross profit generated by Yuxing was $1,829,049, a decrease of $218,099, or 10.7% from $2,047,148 for the fiscal year ended June 30, 2021. The gross profit margin was approximately 16.1% and 18.5% for the fiscal years ended June 30, 2022 and 2021, respectively. The decrease in gross profit percentage was mainly due to higher product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $11,195,153, or 6.6%, of net sales for the fiscal year ended June 30, 2022, as compared to $12,968,729, or 7.2%, of net sales, for the fiscal year ended June 30, 2021, a decrease of $1,773,576, or 13.7%. The selling expenses of Jinong for the fiscal year ended June 30, 2022 were $10,788,274 or 19.9% of Jinong’s net sales, as compared to selling expenses of $12,594,150, or 21.2% of Jinong’s net sales for the fiscal year ended June 30, 2021, a decrease of $1,805,876, or 7.5%. The selling expenses of Yuxing were $74,885, or 0.7% of Yuxing’s net sales for the fiscal year ended June 30, 2022, as compared to $67,253, or 0.6%, of Yuxing’s net sales for the fiscal year ended June 30, 2021. The selling expenses of Gufeng were $331,993, or 0.3% of Gufeng’s net sales for the fiscal year ended June 30, 2022, as compared to $307,325, or 0.3%% of Gufeng’s net sales for the fiscal year ended June 30, 2021.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the fiscal year ended June 30, 2022 and 2021. All the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the fiscal year ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $101,809,233, or 60.4% of net sales for the fiscal year ended June 30, 2022, as compared to $141,187,368, or 77.9%, of net sales for the fiscal year ended June 30, 2021, a decrease of $39,378,135, or 27.9%. The decrease in general and administrative expenses was mainly due to lower bad debts expense.

Total Other Income (Expenses)

Total other income consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the fiscal year ended June 30, 2022 was $1,983,580, as compared to $277,761 for the fiscal year ended June 30, 2021, an increase of $1,705,819, or 614.1%. The increase in total other income mainly resulted from investment gain on discontinuing sales VIEs Lishijie, Jinyangguang, Wangtian and Fengnong.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong has 0 income tax expense for the fiscal year ended June 30, 2022, as compared to $279,982 for the fiscal year ended June 30, 2021, a decrease of $279,982 or 100.0%.

Gufeng is subject to a tax rate of 25% and has income tax expense of 0 for the fiscal year ended June 30, 2022 and 2021.

Yuxing has no income tax for the years ended June 30, 2022 and 2021 because it is exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Net Income (Loss)

Net loss for the fiscal year ended June 30, 2022 was $(98,364,332), a decrease of loss with amount of $21,383,285, or 17.9%, compared to $(119,747,617), for the fiscal year ended June 30, 2021. The decrease was mainly due to lower General and administrative expenses. Net loss as a percentage of total net sales was approximately -58.4% and -49.9% for the fiscal years ended June 30, 2022 and 2021, respectively.

Net loss from continuing operations for fiscal year ended June 30, 2022 was $(80,522,696), a decrease of loss with amount of $44,471,113, or 35.6%, compared to $(124,993,809) for the fiscal year ended June 30, 2021. The decrease was mainly due to lower General and administrative expenses.

Net income (loss) from discontinued operations for fiscal year ended June 30, 2022 was $(17,841,636), an increase of loss with amount of $23,087,828, or 440.1%, compared to net income with amount of $5,246,192 for the fiscal year ended June 30, 2021. The increase of net loss was mainly due to lower sales.

Discussion of Segment Profitability Measures

As of June 30, 2022, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, net loss decreased 85.0%, by $17,419,136 to $(3,063,634) for the year ended June 30, 2022, from $(20,482,770) for the fiscal year ended June 30, 2021. The difference was due to the decrease in general and administrative expenses.

For Gufeng, net loss decreased by $18,762,583 or 18.9% to $(80,547,966) for the year ended June 30, 2022 from $(99,310,549) for year ended June 30, 2021. The difference was primarily due to the decrease in general and administrative expenses.

For Yuxing, net income increased 21.6%, by $83,623, to $722,936 for the year ended June 30, 2022 from $639,313 for year ended June 30, 2021. The increase of net income was mainly due to higher net sales.

For discontinued operations, the net income (loss) was $(17,841,636) for year ended June 30, 2022, decreased by $23,087,828 or 440.1%, from $5,246,192 for year ended June 30, 2021.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of June 30, 2022, cash and cash equivalents were $57,770,303, an increase of $39,429,925, or 215.0%, from $18,340,378 as of June 30, 2021.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2022	2021
Net cash used in operating activities	$(19,948,216)	$(12,879,517)
Net cash provided by (used in) investing activities	7,131,374	(476,180)
Net cash provided by financing activities	54,454,275	14,302,100
Effect of exchange rate change on cash and cash equivalents	(2,461,073)	5,712,763
Net increase (decrease) in cash and cash equivalents	39,176,360	6,659,166
Cash and cash equivalents, beginning balance	18,593,944	11,934,778
Cash and cash equivalents, ending balance	$57,770,303	$18,593,944

Operating Activities

Net cash used in operating activities was $19,948,216 for the fiscal year ended June 30, 2022, an increase of $7,068,699, or 54.9% from cash provided by operating activities of $12,879,517 for the fiscal year ended June 30, 2021. The increase was mainly due to lower account payable and the loss on sales of discontinued operations as of June 30, 2022, comparing to June 30, 2021.

Investing Activities

Net cash provided by investing activities for the fiscal year ended June 30, 2022 was $7,131,374, an increase of $7,607,554, or 1,597.6%, from cash used in investing activities of $476,180 for the fiscal year ended June 30, 2021. This increase was mainly attribute to sales of discontinued operations in 2022.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2022 was $54,454,275, an increase of $40,152,175, or 280.7% from cash provided by financing activities of $14,302,100 for the fiscal year ended June 30, 2021.  The increase was mainly due to the proceeds from the sale of common stock with total amount of $54,017,145, compared to $14,000,000 of proceeds from the sale of common stock for the fiscal year ended June 30, 2021.

As of June 30, our loans payable was as follows:

	2022	2021
Short term loans payable:	$4,031,100	$4,179,600
Total	$4,031,100	$4,179,600

Accounts Receivable

We had accounts receivable of $28,792,891 as of June 30, 2022, as compared to $67,422,866 as of June 30, 2021, a decrease of $38,629,975 or 57.3%. As of June 30, 2022, Gufeng had accounts receivable of $7,388,220, a decrease of $30,060,186, or 80.3%, compared to $37,448,306 as of June 30, 2021. As of June 30, 2022, Allowance for doubtful accounts in accounts receivable for the fiscal year ended June 30, 2022 was $58,000,266, an increase of $38,279,979 or 194.1% from $19,720,287 as of June 30, 2021. And the allowance for doubtful accounts as a percentage of accounts receivable was 66.8% as of June 30, 2022 and 29.2% as of June 30, 2021. The impact of COVID-19 caused the difficulty of accounts receivable collection, resulting in higher allowance for doubtful accounts of the company.

Deferred Assets

We had no deferred assets as of June 30, 2022 and 2021. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of June 30, 2022.

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

Inventories

We had inventories of $42,198,186 as of June 30, 2022, compared to $57,634,145 as of June 30, 2021, a decrease of $15,435,959, or 26.8%. The principal reason for the decrease is due to the decrease of Gufeng’s inventory. As of June 30, 2022, Gufeng’s inventory was $19,463,691, compared to $36,617,573 as of June 30, 2021, a decrease of $17,153,882, or 46.8%.

Advances to Suppliers

We had advances to suppliers of $20,711,891 as of June 30, 2022, comparing to $23,607,209 as of June 30, 2021, representing a decrease of $2,895,318, or 12.3%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,670,655 as of June 30, 2022 as compared to $2,132,530 as of June 30, 2021, representing a decrease of $461,875, or 21.7%. The decrease was primarily due to lower accounts payable for Gufeng. It has account payable of $448,167 as of June 30, 2022, comparing to $783,119 as of June 30, 2021, representing a decrease of $334,952, or 42.8%.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $7,994,669 as of June 30, 2022, comparing to $6,090,156 as of June 30, 2021, representing an increase of $1,904,513, or 31.3%. The increase was mainly attributable to Jinong’s $3,539,323 unearned revenue as of June 30, 2022, comparing to $1,135,988 unearned revenue as of June 30, 2021, representing an increase of $2,403,335, or 211.6%, caused by the advancement of deposits made by client. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Assets held for sale

Assets held for sale represent certain equipment from our Jintai facility that has been relocated. The carrying amount of the assets held for sale equals the fair value of the assets less disposal costs. These assets were sold prior to June 30, 2022.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of June 30, 2022.

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

As of June 30, 2022, we were organized into three main business units: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2022, our accumulated other comprehensive loss was $13.4 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2021 and June 30, 2022, China’s currency decreased by a cumulative 3.4% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2022 and June 30, 2021 was $4.0 million and $4.2 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2022. The original loan term on average is one year, and the remaining average life of the short term-loans is one year.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered any hedging transactions to reduce our exposure to interest rate risk.

Credit Risk

We have experienced higher credit risk than usual since 2020. With the impact of COVID-19 pandemic, the overdue outstanding accounts receivable increased significantly compared with the years prior to the pandemic. Our accounts receivables are typically unsecured and are mainly derived from revenues earned from customers in the PRC. Most of our customers are individuals and small and medium-sized enterprises (“SMEs”), which may not have strong cash flows or be well capitalized. They may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. Many of the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or they cannot resume business as usual after a prolonged outbreak. Numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. Even through our receivables are monitored regularly by our credit managers, the bad debts expenses are higher in recent 2 years comparing with the years before 2020.

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

Item 8. Financial Statements and Supplementary Data

Balance sheets, as of June 30, 2022 and 2021, and statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022 and 2021, together with the related notes and the reports of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled “Internal Control-Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2022 audited by our auditors because we are a smaller reporting company.

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2022 Proxy Statement.

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

China Green Agriculture, Inc.

Date: November 10, 2022	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Date: November 10, 2022	By:	/s/ Zhibiao Pan
Zhibiao Pan, Co-CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 10, 2022	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and CEO (principal executive officer)

November 10, 2022	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

November 10, 2022	/s/ Shiyu Zhang
Shiyu Zhang, Director

November 10, 2022	/s/ Jian Huang
Jian Huang, Director

November 10, 2022	/s/ Xiaolai Li
Xiaolai Li, Director

November 10, 2022	/s/ Lianfu Liu
Lianfu Liu, Director

November 10, 2022	/s/ Daqing Zhu
Daqing Zhu, Director

November 10, 2022	/s/ Jinjun Lu
Jinjun Lu, Director

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2022

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

3.6	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011, Exhibit 3.1).

3.7	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022, Exhibit 3.1).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Form Convertible Note issued by Shaanxi Techteam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8- K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18	Form Entrust Management Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.19	Form Exclusive Option Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.20	Form Exclusive Product Supply Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.21	Form Non-Competition Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.22	Form Pledge of Equity Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.23	Form Shareholder’s Voting Proxy Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.24	Form Strategic Acquisition Contract (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.25	Employment Agreement between the Company and Mr. Zhibiao Pan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022, Exhibit 10.1).

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*

Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Green Agriculture, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Green Agriculture, Inc. (the Company) as of June 30, 2022, and 2021, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 20 to the financial statements, the Company’s financial statements have been presented with its former 4 VIEs Lishijie, Fengnong, Jinyangguang and Wangtian as a discontinued operation.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 3 to the financial statements, The Company has incurred operating losses and has negative operating cash flows in the fiscal year 2022. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Land Use Rights and Trademarks Subject to Amortization - Impairment Assessment

Critical Audit Matter Description

The Company has intangible assets subject to amortization including Land Use Rights and Trademarks. As of June 30, 2022, the carrying value of Land Use Rights and Trademarks is $14,935,488. The Company performed the impairment assessment of these Intangible assets subject to amortization on its elected assessment date of June 30, 2022, by assessing the recoverability and whether the asset’s carrying amount exceeds its fair value. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, market multiples, the discount rate, operating income before depreciation and amortization, cashflows and capital expenditures forecasts.

We identified the impairment testing of these intangible assets subject to amortization as a critical audit matter because of significant estimates and assumptions made by the management for the assessment.

How the Critical Audit Matter was Addressed in the Audit

●	We tested management’s process for developing the fair value of the intangible assets subject to amortization.

●	We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s forecast.

●	We evaluated the reasonableness of the qualitative adjustments for factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

●	We tested the mathematical accuracy of the model used by management.

●	We evaluated the reasonableness and consistency of the selected valuation methodology and assumptions utilized by the Company.

●	We tested the completeness and accuracy of underlying data used in the fair value estimate.

●	We evaluated the significant assumptions provided by management including discount rate by considering (i) current and past performance of the entity; (ii) their consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ SS Accounting & Auditing, Inc.

We have served as the Company’s auditor since 2020

Plano, Texas

November 10, 2022

PCAOB Firm ID: 6717

CHINA GREEN AGRICULTURE, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2022, and 2021

	2022	2021

ASSETS

Current Assets
Cash and cash equivalents	$57,770,303	$18,340,378
Accounts receivable, net	28,792,891	67,422,866
Inventories, net	42,198,186	57,634,145
Prepaid expenses and other current assets	4,285,198	7,616,115
Amount due from related parties	13,064	42,757
Advances to suppliers, net	20,711,891	23,607,209
Current Assets of discontinued VIEs	-	43,050,718
Total Current Assets	153,771,533	217,714,188

Plant, property and equipment, net	18,870,152	22,082,354
Other assets	10,600	497,365
Other non-current assets	7,527,422	9,888,518
Intangible assets, net	14,935,488	15,734,438
Goodwill	-	-
Noncurrent assets of discontinued VIEs	-	811,875
Total Assets	$195,115,195	$266,728,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,670,655	$2,132,530
Customer deposits	7,994,669	6,090,156
Accrued expenses and other payables	13,734,764	12,855,251
Amount due to related parties	5,192,496	4,976,689
Taxes payable	26,954,838	26,991,503
Short term loans	4,031,100	4,179,600
Interest payable	765,909	794,124
Current liabilities of discontinued VIEs	-	21,198,032
Total Current Liabilities	60,344,431	79,217,885

Total Liabilities	$60,344,431	$79,217,885

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 12,141,467 and 8,487,629 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	12,141	8,488
Additional paid-in capital	224,676,686	170,223,195
Statutory reserve	26,870,968	27,673,245
Retained earnings	(103,374,589)	(5,812,533)
Accumulated other comprehensive income (loss)	(13,414,442)	(4,581,541)
Total Stockholders’ Equity	134,770,764	187,510,853

Total Liabilities and Stockholders’ Equity	$195,115,195	$266,728,738

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED June 30, 2022 and 2021

	2022	2021
Sales
Jinong	$54,339,228	$59,409,169
Gufeng	102,755,286	110,834,918
Yuxing	11,356,390	11,038,666
	-	-
Net sales	168,450,904	181,282,753
Cost of goods sold
Jinong	39,651,439	43,566,629
Gufeng	90,065,842	96,860,527
Yuxing	9,527,341	8,991,518

Cost of goods sold	139,244,622	149,418,674
Gross profit	29,206,282	31,864,079
Operating expenses
Selling expenses	11,195,153	12,968,729
General and administrative expenses	101,809,233	141,187,368
Total operating expenses	113,004,386	154,156,097
Loss from operations	(83,798,104)	(122,292,018)
Other income (expense)
Other income (expense)	2,046,137	438,121
Interest income	194,228	105,944
Interest expense	(256,785)	(266,304)
Total other income (expense)	1,983,580	277,761
Loss from continuing operations before income taxes	(81,814,524)	(122,014,257)
Provision for income taxes	(1,291,828)	2,979,552
Loss from continuing operations	(80,522,696)	(124,993,809)
Net income (loss) from discontinued operations, net of taxes	(17,841,636)	5,246,192
Net loss	$(98,364,332)	$(119,747,617)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(8,832,901)	29,682,548
Comprehensive loss	$(107,197,233)	$(90,065,069)

Basic weighted average shares outstanding	9,348,100	6,847,732
Basic net (loss) per share – from continuing operations	(8.61)	(18.25)
Basic net (loss) earnings per share – from discontinued operations	(1.91)	0.77
Basic net (loss) per share	$(10.52)	$(17.49)

Diluted weighted average shares outstanding	9,348,100	6,847,732
Diluted net (loss) per share– from continuing operations	(8.61)	(18.25)
Diluted net (loss) earnings per share – from discontinued operations	(1.91)	0.77
Diluted net (loss) per share	$(10.52)	$(17.49)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, June 30, 2021	8,487,629	$8,488	$170,223,195	27,673,245	(5,812,533)	(4,581,541)	187,510,853

Net loss					(98,364,332)		(98,364,332)

Issuance of stock	3,601,143	3,601	54,013,544				54,017,145

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	52,695	53	439,947				440,000

Transfer to statutory reserve				(802,277)	802,277		-

Other comprehensive income (Loss)						(8,832,901)	(8,832,901)

BALANCE, June 30, 2022	12,141,467	$12,141	$224,676,686	$26,870,968	$(103,374,589)	$(13,414,442)	$134,770,764

			Additional			Accumulated Other	Total
	Number	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2020	6,350,129	$6,350	$155,455,332	29,743,991	111,864,338	(34,264,089)	262,805,922

Net loss					(119,747,617)		(119,747,617)

Issuance of stock	2,000,000	2,000	13,998,000				14,000,000

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	137,500	138	769,863				770,000

Transfer to statutory reserve				(2,070,746)	2,070,746		-

Other comprehensive (loss)						29,682,548	29,682,548

BALANCE, June 30, 2021	8,487,629	$8,488	$170,223,195	$27,673,245	$(5,812,533)	$(4,581,541)	$187,510,853

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED June 30, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,364,332)	$(119,747,617)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,137,560	3,814,131
Provision for losses on accounts receivable	39,215,231	80,998,759
Gain (Loss) on disposal of property, plant and equipment	34	1,597
Goodwill impairment	-	5,984,611
Inventories impairment	32,280,954	31,154,089
Gain (Loss) on sales of discontinued operations	(1,748,951)	-
Changes in operating assets
Accounts receivable	24,155,212	(73,251,435)
Amount due from related parties	29,217	(41,651)
Other current assets	394,426	(765,594)
Inventories	(18,443,105)	8,859,281
Advances to suppliers	2,017,306	45,786,780
Other assets	2,084,133	2,060,702
Changes in operating liabilities
Accounts payable	(8,556,310)	(1,229,630)
Customer deposits	2,499,043	(1,151,411)
Amount due to related parties	105,854	668,462.90
Tax payables	(71,935)	2,142,145
Accrued expenses and other payables	1,317,447	1,837,263
Net cash used in operating activities	(19,948,216)	(12,879,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant, property, and equipment	(164,278)	(268,800)
Change in construction in process	486,452	(207,380)
Sales of discontinued operations	6,809,200	-
Net cash provided by (used) in investing activities	7,131,374	(476,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	54,017,145	14,000,000
Proceeds from loans	4,031,100	4,078,350
Repayment of loans	(4,031,100)	(3,776,250)
Other payables-investors	287,130	-
Advance from related party	150,000	-
Net cash provided by financing activities	54,454,275	14,302,100

Effect of exchange rate change on cash and cash equivalents	(2,461,073)	5,712,763
Net increase (decrease) in cash and cash equivalents	39,176,360	6,659,167

Cash and cash equivalents, beginning balance	18,593,944	11,934,778
Cash and cash equivalents, ending balance	$57,770,303	$18,593,944

Supplement disclosure of cash flow information
Interest expense paid	$256,873	$266,506
Income taxes paid	362,163	386,482

SUPPLEMENT NON-CASH ACTIVITIES
Common stock issued to repay accrued expense	$440,000	$770,000
Nonmonetary sales and purchases	99,317,794	43,763,144

The consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc. (the “Company”, “Parent Company” or “Green Nevada”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer and the development, production, and distribution of agricultural products.

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

On June 30, 2016 the Company, through its wholly-owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following six companies that are organized under the laws of the PRC and would be deemed VIEs: Shaanxi Lishijie Agrochemical Co., Ltd. (“Lishijie”), Songyuan Jinyangguang Sannong Service Co., Ltd. (“Jinyangguang”), Shenqiu County Zhenbai Agriculture Co., Ltd. (“Zhenbai”), Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd. (“Wangtian”), Aksu Xindeguo Agricultural Materials Co., Ltd. (“Xindeguo”), and Xinjiang Xinyulei Eco-agriculture Science and Technology co., Ltd. (“Xinyulei”). On January 1, 2017, the Company, through its wholly owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following two companies that are organized under the laws of the PRC and would be deemed VIEs, Sunwu County Xiangrong Agricultural Materials Co., Ltd. (“Xiangrong”), and Anhui Fengnong Seed Co., Ltd. (“Fengnong”).

On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai.

On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong.

On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie.

On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong.

On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang and Wangtian.

Yuxing may also collectively be referred to as the “the VIE Company”.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

The Company’s current corporate structure as of is set forth in the diagram below:

China Green Agriculture, Inc.
("Green Nevada")
100%
Green Agriculture Holding Corporation Co., Ltd.
("Green New Jersey")
100%
Shaanxi Tech Team Jinong Humic Acid
Product Co., Ltd. ("Jinong")
100%
VIE
Beijing Gufeng Chemical
Product Co., Ltd.
("Gufeng")
the VIE Company
100%
Tianjuyan Fertilizer Co., Ltd.
("Tianjuyuan")

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, and the VIE Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements have been presented with its former VIEs, Lishijie, Jinyangguang, Wangtian and Fengnong as a discontinued operation. See Note 21, “Discontinued Operations,” for more information.

Effective June 16, 2013, Yuxing was converted from being a wholly owned foreign enterprise 100% owned by Jinong to a domestic enterprise 100% owned one natural person, who is not affiliated to the Company (“Yuxing’s Owner”). Effective the same day, Yuxing’s Owner entered into a series of contractual agreements with Jinong pursuant to which Yuxing became the VIE of Jinong.

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

June 30, 2022

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2022, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2022 and 2021 was $57,714,868 and $18,262,263, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $55,435 and $78,115 in cash in two banks in the United States as of June 30, 2022 and 2021, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable at each year-end. Accounts considered uncollectible are provisioned for written off based upon management’s assessment. As of June 30, 2022, and 2021, the Company had accounts receivable of $28,792,891 and $67,422,866, net of allowance for doubtful accounts of $58,000,266 and $19,720,287, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection in the fiscal year 2022 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company recorded bad debt expense in the amount of $ 39 million and $81 million (included bad debt expense from discontinuing operations) for the fiscal year ended June 30, 2022 and the fiscal year ended June 30, 2021, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of June 30, 2022, and 2021 the Company had no reserve for obsolete goods.

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of June 30, 2022, and 2021 the Company determined that there were no impairments of its long-lived assets.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2022 and 2021, respectively.

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

Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner comparable to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2022, and 2021, the Company performed the required impairment review which resulted in impairment adjustment with amount of 0 in 2022 and impairment adjustment with amount of $5,984,611 in 2021. The impairment is reported in General and administrative expenses.

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

June 30, 2022

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

As of June 30, 2022 and 2021, there is no derivative financial instruments.

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

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2022, and 2021, the Company had customer deposits of $7,994,669 and $6,090,156, respectively.

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

June 30, 2022

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

As of June 30, 2022, the Company, through its subsidiaries is engaged into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). As of June 30, 2022, the Company maintained three main business segments.

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

June 30, 2022

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2022	2021
(Loss) from continuing operations for Basic Earnings Per Share	$(80,522,696)	$(124,993,809)
(Loss) Income from discontinued operations for Basic Earnings Per Share	(17,841,636)	5,246,192
(Loss) for Basic Earnings Per Share	(98,364,332)	(119,747,617)
Basic Weighted Average Number of Shares	9,348,100	6,847,732
(Loss) from continuing operations Per Share – Basic	$(8.61)	$(18.25)
(Loss) Income from discontinued operations Per Share – Basic	$(1.91)	$0.77
Net (Loss) Per Share – Basic	$(10.52)	$(17.49)
(Loss) from continuing operations for Diluted Earnings Per Share	$(80,522,696)	$(124,993,809)
(Loss) Income from discontinued operations for Diluted Earnings Per Share	$(17,841,636)	$5,246,192
(Loss) for Diluted Earnings Per Share	$(98,364,332)	$(119,747,617)
Diluted Weighted Average Number of Shares	9,348,100	6,847,732
(Loss) from continuing operations Per Share – Diluted	$(8.61)	(18.25)
(Loss) Income from discontinued operations Per Share – Diluted	$(1.91)	$0.77
Net (Loss) Per Share – Diluted	$(10.52)	$(17.49)

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2022 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows in the fiscal year 2022 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2022	2021
Raw materials	$7,986,436	$18,023,063
Supplies and packing materials	$469,524	$431,076
Work in progress	$198,591	$252,873
Finished goods	$33,543,635	$38,927,133
Total	$42,198,186	$57,634,145

During the year ended June 30, 2022, the Company sold compound fertilizers (finished goods) to certain parties at market price and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $99,317,794 during the year ended June 30, 2022. No gain or loss incurred as the result of the nonmonetary transactions.

For the fiscal year ended June 30, 2022, total inventories decreased $15,435,959, or 26.8%, to $42,198,186 from $57,634,145 for the fiscal year ended June 30, 2021.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the continuing entities:

	June 30,	June 30,
	2022	2021
Building and improvements	$39,988,862	$39,624,213
Auto	2,892,073	3,168,248
Machinery and equipment	18,913,581	19,368,574
Total property, plant and equipment	61,794,515	62,161,034
Less: accumulated depreciation	(42,924,364)	(40,078,680)
Total	$18,870,152	$22,082,354

For the fiscal year ended June 30, 2022, total depreciation expense for the continuing entities was $2,621,937, decreased $350,402, or 11.8%, from $2,972,339 for the fiscal year ended June 30, 2021.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2022	2021
Land use rights, net	$8,758,704	$9,330,109
Technology patent, net	-	-
Customer relationships, net	-	-
Non-compete agreement	-	-
Trademarks	6,176,784	6,404,329
Total	$14,935,488	$15,734,438

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,926,505). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $156,160). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,087,665). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30, 2021	Foreign Currency Adjustment	Amortization/ Subtraction	June 30, 2022
Land use rights	$12,456,753	(442,583)		12,014,170
Less: accumulated amortization	(3,126,644)		(128,822)	(3,255,466)
Total land use rights, net	$9,330,109	(442,583)	(128,822)	8,758,704

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB5,875,068 (or $877,148) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,373,560) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2022, this technology patent is fully amortized.

The technology know-how consisted of the following:

	June 30,	Foreign Currency	June 30,
	2021	Adjustment	2022
Technology know-how	$2,333,621	(82,913)	$2,250,708
Less: accumulated amortization	(2,333,621)	82,913	(2,250,708)
Total technology know-how, net	$-	-	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $9,704,500) and is amortized over the remaining useful life of ten years. As of June 30, 2022, this customer relationship is fully amortized.

	June 30,	Foreign Currency	June 30,
	2021	Adjustment	2022
Customer relationships	$10,062,000	(357,500)	$9,704,500
Less: accumulated amortization	(10,062,000)	357,500	(9,704,500)
Total customer relationships, net	$-		$-

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $197,076) and is amortized over the remaining useful life of five years using the straight-line method. As of June 30, 2022, this non-compete agreement is fully amortized.

	June 30,	Foreign Currency	June 30,
	2021	Adjustment	2022
Non-compete agreement	$204,336	(7,260)	$197,076
Less: accumulated amortization	(204,336)	7,260	(197,076)
Total non-compete agreement, net	$-		$-

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks and brand names was estimated to be RMB41,371,630 (or $6,176,784) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Years Ending June 30,	Expense ($)
2023	481,361
2024	333,495
2025	269,306
2026	256,708
2027	239,910

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to rent the land use for the Company. As of June 30, 2022, the balance of other non-current assets was $7,527,422, which was the rental fee advances for agriculture lands that the Company engaged in Shiquan County from 2024 to 2027.

In March 2017, Jinong entered into the rental agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The rental agreement was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate rental fee was approximately RMB 13 million per annum, The Company had made 10-year advances of rental fee per rental terms. The Company has amortized $2.0 million as expenses for the year ended June 30, 2022 and $2.1 million as expenses for the year ended June 30, 2021.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Estimated amortization expenses of the rental advance payments herein for the next four twelve-month periods ended June 30 and thereafter are as follows:

Years ending June 30,
2023	$2,004,353
2024	$2,004,353
2025	$2,004,353
2026	$2,004,353
2027 and thereafter	$1,514,364

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2022	2021
Payroll and welfare payable	178,341	184,910
Accrued expenses	7,636,524	7,957,290
Other payables	5,794,686	4,583,226
Other levy payable	125,213	129,825
Total	$13,734,764	$12,855,251

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,807,150). During the year ended June 30, 2022 and 2021 Yuxing has sold approximately $66,071 and $178,484 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $13,064 and $92,800 as of June 30, 2022 and 2021, respectively.

As of June 30, 2022, and June 30, 2021, the amount due to related parties was $5,192,496 and $4,976,689, respectively. As of June 30, 2022, and June 30, 2021, $1,045,100 and $1,083,600, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2022, and June 30, 2021, $4,105,449 and $3,861,449, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of June 30, 2022, the Company’s subsidiary, Jinong, owed 900LH.com. $11,431. As of June 30, 2021, the Company’s subsidiary, Jinong, owed 900LH.com. $12,870.

On July 1, 2020, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,655). The rental agreement was renewed on July 1, 2022 with two-year term.

NOTE 10 – LOAN PAYABLES

As of June 30, 2022, the short-term loan payables consisted of two loans which mature on dates ranging from June 22, 2023 through June 23, 2023 with interest rates ranging from 5.22% to 5.66%. No. 1 and 2 below are collateralized by Tianjuyuan’s land use right and building ownership right. Loan No. 2 is also guaranteed by the cash deposit.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2022
1	Postal Saving Bank of China - Pinggu Branch	June 23, 2022-June 22, 2023	5.66%	2,538,100
2	Beijing Bank -Pinggu Branch	June 24, 2022-June 23, 2023	5.22%	1,493,000
	Total			$4,031,100

The interest expense from short-term loans was $256,784 and $266,304 for the year ended June 30, 2022 and 2021, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,614,300) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,791,600) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

On November 15, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2021.

On February 14, 2020, the Company issued 377,650 shares of common stock at the price of $5.00 per share for the total amount of $1,888,250 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on January 1, 2017 and matured on January 1, 2020.

The Company determined that the fair value of the convertible notes payable was 0 as of June 30, 2022 and June 30, 2021, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of June 30, 2022, the accumulated amortization of this discount into accretion expenses was 0.  As of June 30, 2021, the accumulated amortization of this discount into accretion expense was $1,375,499.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the years ended June 30, 2022 and 2021 of $(1,291,828) and $2,979,552, respectively.

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

June 30, 2022

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

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2022	2021
VAT provision	$(384,574)	$(284,940)
Income tax payable	(2,310,360)	(2,395,469)
Other levies	639,237	661,377
Repatriation tax	29,010,535	29,010,535
Total	$26,954,838	$26,991,503

The provision for income taxes consists of the following:

	Years Ended June 30,
	2022	2021
Current tax – foreign	$(1,291,828)	$2,979,552
Total	$(1,291,828)	$2,979,552

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2022	2021
Deferred tax assets
Deferred Tax Benefit	35,067,278	36,359,106
Valuation allowance	(35,067,278)	(36,359,106)
Total deferred tax assets	$-	-

The change in valuation allowance for the year ended June 30, 2022 was a decrease of $1,291,828 which was resulted from foreign exchange rates.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

As of June 30, 2022, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized, and the total deferred tax assets is 0.

U.S. Tax Cuts and Jobs Act and Provisional Estimates

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 27.5%. This is the result of using the tax rate of 34% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. For fiscal year 2019, 2020, 2021 and 2022, our U.S. federal statutory tax rate is 21%.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Tax Rate Reconciliation

Our effective tax rates were approximately 1.3% and -2.4% for years ended June 30, 2022 and 2021, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21.0% and 21.0% to income before income taxes for the years ended June 30, 2022 and 2021 for the following reasons:

June 30, 2022

	China 15% - 25%		United States 21%		Total

Pretax (loss)	$(98,939,698)		(674,813)		$(99,614,511)

Expected income tax expense (benefit)	(24,734,925)	25.0%	(141,711)	21.0%	(24,876,635)
High-tech income benefits on Jinong	765,909	(0.8)%		-	765,909
Loss from subsidiaries in which no benefit is recognized	24,010,666	(24.3)%		-	24,010,666
Change in valuation allowance on deferred tax asset from US tax benefit	(1,291,828)	1.3%	141,711	(21.0)%	(1,150,117)
Actual tax expense	$(1,250,178)	1.3%	$-	%	$(1,250,178)	1.3%

June 30, 2021

	China 15% - 25%		United States 21%		Total

Pretax (loss)	$(122,014,257)		(1,830,369)		$(123,844,626)

Expected income tax expense (benefit)	(30,503,564)	25.0%	(384,377)	21.0%	(30,887,942)
High-tech income benefits on Jinong	5,330,679	-4.4%	-	-	5,330,679
Loss from subsidiaries in which no benefit is recognized	25,452,867	-20.9%	-	-	25,452,867
Change in valuation allowance on deferred tax asset from US tax benefit	2,699,570	-2.2%	384,377	(21.0)%	3,083,947
Actual tax expense	$2,979,552	-2.4%	$-	%	$2,979,552	-2.4%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

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

On November 23, 2021, the Company entered into a Share Purchase Agreement with certain non-US investors, giving them the right to purchase up to 13,142,857 shares of the Company’s common stock, par value $0.001 per share, at the price of $15 per share in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Rule 903 of Regulation S and/or Section 4(a)(2) of the Securities Act. The aggregate purchase price for the issuable shares was up to $197,142,855.

On April 4, 2022, the Company completed the issuance of 1,314,286 shares of its Common Stock to Ran Caihua for $19,714,290 and 2,286,857 shares of its Common Stock to Xu Xiuzhen for $34,302,855.  Both sales were made pursuant to the Share Purchase Agreement dated November 23, 2021 in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Rule 903 of Regulation S and/or Section 4(a)(2) of the Securities Act.

On April 8, 2022, the Company issued 52,695 shares of common stock to settle the payable of consulting services under the 2009 Plan. The value of the stock was $440,000 and was based on the fair value of the Company’s common stock on the grant date of March 15, 2022 when the Company authorized the grant.

On August 2, 2022, the Company completed the issuance of 1,117,142 shares of its Common Stock for $16,757,130 to P Kevin HODL Ltd, an entity owned and controlled by Mr. Zhibiao Pan, who was subsequently appointed as the Company’s co-Chief Executive Officer on August 25, 2022. This sale was made pursuant to the Share Purchase Agreement dated November 23, 2021 in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Rule 903 of Regulation S and/or Section 4(a)(2) of the Securities Act.

As of June 30, 2022, and June 30, 2021, there were 13,258,609 and 8,487,629 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2022, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 14 – STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2022 and 2021.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Vendor and Customer Concentration

There are six vendors that the Company purchased over 10% of its raw materials with an aggregate amount of $99,101,685, or 11.9%, 11.8%, 11.6%, 11.3%, 11.1% and 10.9%, respectively, for fertilizer manufacturing during the year ended June 30, 2022.

There was no vendor that the Company purchased over 10% of its raw materials for fertilizer manufacturing during the year ended June 30, 2021.

Two customers accounted for an aggregate amount of $33,378,901, or 10.1% and 10.1%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2022.

There was no customer that the Company sold over 10% of its sales for manufactured fertilizer during the year ended June 30, 2021.

Litigation

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

NOTE 16 – SEGMENT REPORTING

As of June 30, 2022, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
	2022	2021
Revenues from unaffiliated customers:
Jinong	$54,339,228	$59,409,169
Gufeng	102,755,286	110,834,918
Yuxing	11,356,390	11,038,666
Consolidated	$168,450,904	$181,282,753

Operating income (expense):
Jinong	$(3,466,631)	$(20,314,442)
Gufeng	(80,233,988)	(98,976,802)
Yuxing	581,840	622,636
Reconciling item (1)	-	-
Reconciling item (2)	(679,326)	(1,830,382)
Consolidated	$(83,798,104)	$(122,292,018)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Net income (loss):
Jinong	$(3,063,634)	(20,482,770)
Gufeng	(80,547,966)	(99,310,549)
Yuxing	722,936	639,313
Reconciling item (1)	4,513	13
Reconciling item (2)	612,503	(4,529,952)
Reconciling item (3)	$1,748,951	$(1,309,864)
Consolidated	$(80,522,696)	$(124,993,809)

Depreciation and Amortization:
Jinong	$833,042	$809,559
Gufeng	816,510	1,202,230
Yuxing	1,280,938	1,249,414
Consolidated	$2,930,490	$3,261,203
Interest expense:
Jinong	-	-
Gufeng	256,784	266,304
Yuxing	-	-
Consolidated	$256,784	$266,304

Capital Expenditure:
Jinong	$97,900	$59,916
Gufeng	29,308	75,983
Yuxing	37,069	108,732
Consolidated	$164,278	$244,632

	As of
	June 30,	June 30,
	2022	2021
Identifiable assets:
Jinong	$100,958,241	$85,585,344
Gufeng	80,823,101	130,346,782
Yuxing	40,132,337	38,516,348
Reconciling item (1)	(27,064,606)	(31,748,449)
Reconciling item (2)	166,121	166,121
Consolidated	$195,115,195	$222,866,145

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	Reconciling amounts refer to the gain on discontinuing sales VIEs and the intercompany transaction clearing.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2022 and 2021, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 17 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2020, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as its Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2020 with monthly rent of RMB24,480 (approximately $3,655). The rental agreement was renewed on July 1, 2022 with two-year term and the monthly rent increases to RMB28,000 (approximately $4,180) from July 1, 2022.

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB2,958 ($442).

On August 1, 2020, Jinyangguang signed a one-year lease for 1,236.88 square meters (approximately 13,315 square feet) commercial space with monthly rent of RMB12,500 (approximately $1,866) effective August 1, 2020.

On January 1, 2020, Fengnong signed a two-year lease for warehouse space with monthly rent of RMB35,000 (approximately $5,226) effective January 1, 2020.

Accordingly, the Company recorded an aggregate of $97,307 and $$104,762 as rent expenses for the years ended June 30, 2022 and 2021, respectively. The contingent rent expenses herein for the next five years ended June 30, are as follows:

Years ending June 30,
2023	55,464
2024	55,464
2025	55,464
2026	55,464
2027	55,464

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

The Company has concluded, based on the contractual arrangements, that Yuxing is a VIE and that the Company’s wholly owned subsidiary, Jinong, absorbs most of the risk of loss from the activities of Yuxing, thereby enabling the Company, through Jinong, to receive a majority of Yuxing expected residual returns.

On June 30, 2016 and January 1, 2017, the Company, through its wholly owned subsidiary Jinong, entered into strategic acquisition agreements and into a series of contractual agreements to qualify as VIEs with the shareholders of the sales VIE Companies.

Jinong, the sales VIE Companies, and the shareholders of the sales VIE Companies also entered into a series of contractual agreements for the sales VIE Companies to qualify as VIEs (the “VIE Agreements”).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, exited the VIE agreements with the shareholders of Zhenbai.

On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong.

On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie.

On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong.

On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang and Wangtian.

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2022 and June 30, 2021:

	June 30,	June 30,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$385,308	$401,278
Accounts receivable, net	710,143	589,544
Inventories	22,062,527	20,396,819
Other current assets	22,932	65,481
Related party receivable	13,064.00	42,757.00
Advances to suppliers	1,879,704	76,877
Total Current Assets	25,073,678	21,572,756

Plant, Property and Equipment, Net	6,926,023	8,198,256
Other assets	10,600	97,516
Intangible Assets, Net	8,122,036	8,647,820

Total Assets	$40,132,337	$38,516,348
	-
LIABILITIES AND STOCKHOLDERS’ EQUITY	-
Current Liabilities	-
Accounts payable	$107,095	$161,461
Customer deposits	10,016	5,374
Accrued expenses and other payables	306,116	223,944
Amount due to related parties	42,105,604	41,333,167
Total Current Liabilities	42,528,831	41,723,946
Total Liabilities	$42,528,831	41,723,946

Stockholders’ equity	(2,396,494)	(3,207,598)

Total Liabilities and Stockholders’ Equity	$40,132,337	$38,516,348

	Years Ended June 30,
	2022	2021
Revenue	$11,356,390	$11,038,666
Expenses	10,633,454	10,399,353
Net income	$722,936	$639,313

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai.

On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo, Xinyulei and Xiangrong.

On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie.

On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong.

On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang and Wangtian.

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

June 30, 2022

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
June 30, 2022

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

On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders, and the accrued interest has been forfeited.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

On June 10, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo and Xinyulei. In return, the shareholders of Xindeguo and Xinyulei agreed to pay cash with amount of RMB1,850,000 (approximately $286,935) to the Company.

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

On June 10, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xiangrong. In return, the shareholders of Xiangrong agreed to pay cash with amount of RMB24,430,000 (approximately $3,789,093) to the Company.

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

On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie. In return, the shareholders of Lishijie agreed to pay cash with amount of RMB3,500,000 (approximately $550,550) to the Company before December 31, 2021.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong. In return, the shareholders of Fengnong agreed to pay cash with amount of RMB8,750,000 (approximately $1,376,375) to the Company.

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

On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang. In return, the shareholders of Jinyangguang agreed to pay cash with amount of RMB3,200,000 (approximately $503,360) to the Company before April 30, 2022.

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

On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Wangtian. In return, the shareholders of Wangtian agreed to pay cash with amount of RMB8,500,000 (approximately $1,337,050) to the Company.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 20 – DISCONTINUED OPERATIONS

On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie. In return, the shareholders of Lishijie agreed to pay cash with amount of RMB3,500,000 (approximately $550,550) to the Company before December 31, 2021.

For the discontinuation of Lishijie made on November 1, 2021, the Company gave up the control of the following assets in Lishijie:

Working Capital	$358,715
Intangible assets	128,677

Total Asset	$487,392

In return, the purchase consideration returned to the Company from Lishijie’s shareholders is summarized below:

Cash	$550,550
Total Payback	$487,392
Net Gain (Loss)	63,158

On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong. In return, the shareholders of Fengnong agreed to pay cash with amount of RMB8,750,000 (approximately $1,376,375) to the Company.

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

On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang. In return, the shareholders of Jinyangguang agreed to pay cash with amount of RMB3,200,000 (approximately $503,360) to the Company before April 30, 2022.

For the discontinuation of Jinyangguang made on March 31, 2022, the Company gave up the control of the following assets in Jinyangguang:

Working Capital	$(621,154)
Intangible assets	$103,532

Total Asset	$(517,622)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

In return, the purchase consideration returned to the Company from Jinyangguang’s shareholders is summarized below:

Cash	$503,360
Total Payback	$(517,622)
Net Gain (Loss)	$1,020,982

On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Wangtian. In return, the shareholders of Wangtian agreed to pay cash with amount of RMB8,500,000 (approximately $1,337,050) to the Company.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

The following table summarizes the results of discontinued operations for the periods presented:

	June 30,	June 30,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$741,178	$253,566
Accounts receivable, net	9,229,194	35,360,138
Inventories	6,488,546	6,681,758
Other current assets	156,215	477,693
Related party receivable	-	-
Advances to suppliers	378,944	277,563
Total Current Assets	16,994,077	43,050,718

Plant, Property and Equipment, Net	119,047	138,662
Other assets	-	-
Intangible Assets, Net	464,301	673,213
Goodwill	-	-
Total Assets	$17,577,425	$43,862,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,355,582	$14,736,412
Customer deposits	450,094	167,059
Accrued expenses and other payables	8,882,555	6,294,561
Amount due to related parties	-	-
Total Current Liabilities	15,688,231	21,198,032
Total Liabilities	$15,688,231	21,198,032

Stockholders’ equity	1,889,194	22,664,561

Total Liabilities and Stockholders’ Equity	$17,577,425	$43,862,593

	Years Ended June 30,
	2022	2021
Revenue	$13,355,521	$58,644,973
Cost of goods sold	18,096,890	49,468,171
Selling expenses	841,934	1,795,785
General and administrative expenses	12,217,098	(70,476)
Other income (expense)	414	5,803
Income before provision (benefit) from income taxes	(17,799,987)	7,457,296
Provision (benefit) for income taxes	41,650	2,211,104
(Loss) income from discontinued operations, net of taxes	$(17,841,637)	$5,246,192

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company’s PRC subsidiaries net assets as of June 30, 2022 and 2021 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and they are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets

	As of June 30,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$52,485	$75,165
Other current assets	169,071	169,071
Total Current Assets	221,555	244,236

Long-term equity investment	146,457,664	199,250,069
Total long-term assets	146,457,664	199,250,069
Total Assets	$146,679,219	$199,494,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	4,105,449	3,861,449
Other payables and accrued expenses	7,588,486	7,907,483
Total Current Liabilities	11,908,455	11,983,452

Stockholders’ Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 12,141,467 and 8,487,629 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	12,141	8,488
Additional paid in capital	224,676,686	170,223,195
Accumulated other comprehensive income (loss)	(13,414,442)	(4,581,541)
Retained earnings	(766,503,621)	14,980,428
Total Stockholders’ Equity	134,770,764	187,510,853
Total Liabilities and Stockholders’ Equity	$146,679,219	$199,494,305

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Condensed Statements of Operations

	Year ended June 30,
	2022	2021
Revenue	$-	$-
General and administrative expenses	679,326	1,830,382
Interest income	4,513	13
Provision for tax	(1,291,828)	2,699,570
Equity investment in subsidiaries	(98,981,348)	(115,217,678)
Net income	$(98,364,332)	$(119,747,617)

Condensed Statements of Cash Flows

	Year Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(54,476,955)	$(13,990,355)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	54,454,275	14,000,000
Cash and cash equivalents, beginning balance	75,165	65,520
Cash and cash equivalents, ending balance	$52,484	$75,165

Notes to Condensed Parent Company Financial Information

As of June 30, 2022, and 2021, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

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

Substantially all our revenues are generated in China. Consequently, our results of operations were adversely and materially affected by COVID-19. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by government authorities and other entities to contain COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

●	temporary closure of offices, travel restrictions or suspension of transportation of our products to our customers and our suppliers have been negatively affected, and could continue to be negatively affected, on their ability to supply our demands;

●	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue;

●	we may have to provide significant sales incentives to our customers in response to the outbreak, which may in turn materially adversely affect our financial condition and operating results;

●	the business operations of our customers and suppliers have been and could continue to be negatively impacted by the outbreak, result in loss of customers or disruption of our services, which may in turn materially adversely affect our financial condition and operating results;

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

●	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive, and business harm to us;

●	many of our customers, distributors, suppliers, and other partners are individuals and small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and they may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted;

●	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak, which could materially adversely affect our stock price;

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2022 had been adversely affected.

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

NOTE 23 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after June 30, 2022 to the date these consolidated financial statements were available to be issued.

On August 2, 2022, the Company completed the issuance of 1,117,142 shares of its Common Stock for $16,757,130 to P Kevin HODL Ltd, an entity owned and controlled by Mr. Zhibiao Pan, who was subsequently appointed as the Company’s co-Chief Executive Officer on August 25, 2022. This sale was made pursuant to the Share Purchase Agreement dated November 23, 2021 in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Rule 903 of Regulation S and/or Section 4(a)(2) of the Securities Act.