Form 10-Q
period 2022-09-30
China Green Agriculture, Inc.
filed 2022-12-05
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,380,914 shares of common stock, $0.001 par value, as of December 5, 2022.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022

ASSETS
Current Assets
Cash and cash equivalents	$69,832,535	$57,770,303
Accounts receivable, net	27,371,337	28,792,891
Inventories, net	45,345,300	42,198,186
Prepaid expenses and other current assets	11,176,901	4,285,198
Amount due from related parties	17,229	13,064
Advances to suppliers, net	7,163,495	20,711,891
Total Current Assets	160,906,796	153,771,533

Plant, property and equipment, net	17,359,874	18,870,152
Other assets	9,954	10,600
Other non-current assets	6,596,814	7,527,422
Intangible assets, net	13,968,832	14,935,488
Total Assets	$198,842,270	$195,115,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,650,548	$1,670,655
Customer deposits	6,056,684	7,994,669
Accrued expenses and other payables	13,793,975	13,734,764
Amount due to related parties	5,215,505	5,192,496
Taxes payable	27,138,936	26,954,838
Short term loans	3,785,400	4,031,100
Interest payable	-	765,909
Total Current Liabilities	57,641,048	60,344,431

Long-term Liabilities
Long-term loans	1,121,600	-
Total Liabilities	$58,762,648	60,344,431

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 13,258,609 and 12,141,467 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	13,259	12,141
Additional paid-in capital	241,432,699	224,676,686
Statutory reserve	26,990,562	26,870,968
Retained earnings	(104,022,298)	(103,374,589)
Accumulated other comprehensive loss	(24,334,600)	(13,414,442)
Total Stockholders’ Equity	140,079,622	134,770,764

Total Liabilities and Stockholders’ Equity	$198,842,270	$195,115,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2022	2021
Sales
Jinong	$12,148,002	$15,161,742
Gufeng	12,578,822	14,788,252
Yuxing	2,870,501	2,888,894

Net sales	27,597,325	32,838,888
Cost of goods sold
Jinong	8,760,170	11,092,311
Gufeng	11,254,877	12,857,262
Yuxing	2,397,469	2,389,467

Cost of goods sold	22,412,516	26,339,040
Gross profit	5,184,809	6,499,848
Operating expenses
Selling expenses	2,437,354	3,429,443
General and administrative expenses	3,285,115	16,315,850
Total operating expenses	5,722,469	19,745,293
(Loss) from operations	(537,660)	(13,245,445)
Other income (expense)
Other (expense)	27,790	(2,773)
Interest income	64,000	45,247
Interest expense	(82,244)	(72,011)
Total other income (expense)	9,546	(29,537)
(Loss) from continuing operations before income taxes	(528,114)	(13,274,982)
Provision for income taxes	-	70,464
(Loss) from continuing operations	$(528,114)	(13,345,446)
Net (loss) from discontinued operations, net of taxes	-	(1,731,762)
Net (loss)	$(528,114)	$(15,077,208)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(10,920,158)	456,574
Comprehensive (loss)	$(11,448,272)	$(14,620,634)

Basic weighted average shares outstanding	12,930,752	8,487,629
Basic net (loss) per share – from continuing operations	(0.04)	(1.57)
Basic net (loss) earnings per share – from discontinued operations	-	(0.20)
Basic net (loss) per share	$(0.04)	$(1.78)

Diluted weighted average shares outstanding	12,930,752	8,487,629
Diluted net (loss) per share– from continuing operations	(0.04)	(1.57)
Diluted net (loss) earnings per share – from discontinued operations	-	(0.20)
Diluted net (loss) per share	$(0.04)	$(1.78)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2022	12,141,467	$12,141	$224,676,686	$26,870,968	$(103,374,589)	$(13,414,442)	$134,770,764

Net (loss)					(528,114)		(528,114)
Issuance of stock	1,117,142	1,117	16,756,013				16,757,130

Transfer to statutory reserve				119.594	(119,594)		-

Other comprehensive income (loss)						(10,920,158)	(10,920,158)

BALANCE, SEPTEMBER 30, 2022	13,258,609	$13,259	$241,432,699	$26,990,562	$(104,022,298)	$(24,334,600)	$140,079,622

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2021	8,487,629	$8,488	$170,223,195	$27,673,245	$(5,812,533)	$(4,581,541)	$187,510,853

Net (loss)					(15,077,208)		(15,077,208)

Transfer to statutory reserve				(365,698)	365,698		-

Other comprehensive income (loss)						456,574	456,574

BALANCE, SEPTEMBER 30, 2021	8,487,629	$8,488	$170,223,195	$27,307,547	$(20,524,043)	$(4,124,967)	$172,890,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss)	$(528,114)	$(15,077,208)
Adjustments to reconcile Net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	662,177	812,559
Provision for losses on accounts receivable	-	5,831,528
Gain (Loss) on disposal of property, plant and equipment	-	84
Inventories impairment	1,735,860	10,845,543
Changes in operating assets
Accounts receivable	(347,169)	(2,008,214)
Amount due from related parties	(5,167)	(50,941)
Other current assets	(8,349,885)	161,210
Inventories	(7,691,110)	1,084,711
Advances to suppliers	12,793,200	657,064
Other assets	491,281	519,911
Changes in operating liabilities
Accounts payable	71,479	(3,307,633)
Customer deposits	(1,510,592)	1,565,825
Amount due to related parties	(11,177)	244,000
Tax payables	61,229	7,219
Accrued expenses and other payables	381,397	229,298
Interest payable	(748,919)	-
Net cash provided by (used in) operating activities	(2,995,510)	1,514,956

Cash flows from investing activities
Purchase of plant, property, and equipment	(228,541)	(69,792)
Change in construction in process	-	32,277
Sales of discontinued operations	912,425	1,830,683
Net cash provided by investing activities	683,884	1,793,168

Cash flows from financing activities
Proceeds from the sale of common stock	16,757,130	-
Proceeds from loans	1,167,904	-
Advance from related party	100,000	-
Net cash provided by financing activities	18,025,034	-

Effect of exchange rate change on cash and cash equivalents	(3,651,176)	120,495
Net increase in cash and cash equivalents	12,062,232	3,428,619

Cash and cash equivalents, beginning balance	57,770,303	18,593,944
Cash and cash equivalents, ending balance	$69,832,535	$22,022,563

Supplement disclosure of cash flow information
Interest expense paid	$82,244	$72,099
Income taxes paid	$84,622	$96,089

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

The Company’s corporate structure as of September 30, 2022 is set forth in the diagram below:

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of September 30, 2022, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2022 and June 30, 2022 were $69,776,302 and $57,714,868, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $56,233 and $55,435 in cash in two banks in the United States as of September 30, 2022 and June 30, 2022, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of September 30, 2022, and June 30, 2022, the Company had accounts receivable of $27,371,337 and $28,792,891, net of allowance for doubtful accounts of $52,712,312 and $58,000,266, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection from 2020 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company recorded bad debt expense in the amount of 0 and $6 million (included bad debt expense from discontinuing operations) for the three months ended September 30, 2022 and 2021, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of September 30, 2022, and 2021, the Company had no reserve for obsolete goods. The company confirmed the loss of $2 million and $11 million of inventories for the three months ended September 30, 2022 and 2021, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2022 and 2021, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2022, and June 30, 2022, the Company had customer deposits of $6,056,684 and $7,994,669, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30
	2022	2021
(Loss) from continuing operations for Basic Earnings Per Share	$(528,114)	$(13,345,446)
(Loss) from discontinued operations for Basic Earnings Per Share	-	(1,731,762)
(Loss) for Basic Earnings Per Share	(528,114)	(15,077,208)
Basic Weighted Average Number of Shares	12,930,752	8,487,629
(Loss) from continuing operations Per Share – Basic	$(0.04)	$(1.57)
(Loss) Income from discontinued operations Per Share – Basic	$-	$(0.20)
Net (Loss) Per Share – Basic	$(0.04)	$(1.78)
(Loss) from continuing operations for Diluted Earnings Per Share	$(528,114)	$(13,345,446)
(Loss) Income from discontinued operations for Diluted Earnings Per Share	$-	$(1,731,762)
(Loss) for Diluted Earnings Per Share	$(528,114)	$(15,077,208)
Diluted Weighted Average Number of Shares	12,930,752	8,487,629
(Loss) from continuing operations Per Share – Diluted	$(0.04)	(1.57)
(Loss) Income from discontinued operations Per Share – Diluted	$-	$(0.20)
Net (Loss) Per Share – Diluted	$(0.04)	$(1.78)

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2022 through September 30, 2022 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2022	2022
Raw materials	$8,371,731	$7,986,436
Supplies and packing materials	$448,959	$469,524
Work in progress	$181,343	$198,591
Finished goods	$36,343,267	$33,543,635
Total	$45,345,300	$42,198,186

The company confirmed the loss of $2 million and $11 million of inventories for the three months ended September 30, 2022 and 2021, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2022	2022
Building and improvements	$37,709,567	$39,988,862
Auto	2,715,798	2,892,073
Machinery and equipment	17,822,186	18,913,581
Total property, plant and equipment	58,247,551	61,794,515
Less: accumulated depreciation	(40,887,677)	(42,924,364)
Total	$17,359,874	$18,870,152

For the three month ended September 30, 2022, total depreciation expense for the continuing entities was $603,530, decreased $4,726, or 0.8%, from $608,256 for the three month ended September 30, 2021.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2022	2022
Land use rights, net	$8,168,530	$8,758,704
Technology patent, net	-	-
Customer relationships, net	-	-
Non-compete agreement	-	-
Trademarks	5,800,302	6,176,784
Total	$13,968,832	$14,935,488

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,260,522). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $146,642). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,021,371). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2022	2022
Land use rights	$11,281,893	12,014,170
Less: accumulated amortization	(3,113,363)	(3,255,466)
Total land use rights, net	$8,168,530	8,758,704

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $823,685) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,289,840) and is amortized over the remaining useful life of six years using the straight-line method. As of September 30, 2022, this technology patent is fully amortized.

The technology know-how consisted of the following:

	September 30,	June 30,
	2022	2022
Technology know-how	$2,113,525	$2,250,708
Less: accumulated amortization	(2,113,525)	(2,250,708)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,113,000) and is amortized over the remaining useful life of ten years.

	September 30,	June 30,
	2022	2022
Customer relationships	$9,113,000	$9,704,500
Less: accumulated amortization	(9,113,000)	(9,704,500)
Total customer relationships, net	$-	$-

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $185,064) and is amortized over the remaining useful life of five years using the straight-line method.

	September 30,	June 30,
	2022	2022
Non-compete agreement	$185,064	$197,076
Less: accumulated amortization	(185,064)	(197,076)
Total non-compete agreement, net	$-	$-

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41, 371,630 (or $5,800,303) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2023	419,632
2024	293,283
2025	252,892
2026	234,160
2027	225,288

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of September 30, 2022, the balance of other non-current assets was $6,596,814, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2024 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $0.5 million and $0.5 million as expenses for the three months ended September 30, 2022 and 2021, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended September 30 and thereafter are as follows:

Twelve months ending September 30,
2024	$1,882,185
2025	$1,882,185
2026	$1,882,185
2027	$950,259

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2022	2022
Payroll and welfare payable	$167,470	$178,341
Accrued expenses	8,511,946	7,636,524
Other payables	4,996,978	5,794,686
Other levy payable	117,581	125,213
Total	$13,793,975	$13,734,764

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,575,100). For the three months ended September 30, 2022 and 2021, Yuxing has sold approximately 0 and $55,092 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $17,229 and $13,064 as of September 30, 2022 and June 30, 2022, respectively.

As of September 30, 2022, and June 30, 2022, the amount due to related parties was $5,215,505 and $5,192,496, respectively.  As of September 30, 2022, and June 30, 2022, $981,400 and $1,045,100, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of September 30, 2022, and June 30, 2022, $4,205,449 and $4,105,449, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of September 30, 2022, and June 30, 2022, the Company’s subsidiary, Jinong, owed 900LH.com 0 and $11,431, respectively.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,926).

NOTE 10 – LOAN PAYABLES

As of September 30, 2022, the loan payables consisted of three loans which mature on dates ranging from June 22, 2023 through August 18, 2024 with interest rates ranging from 3.98% to 5.66%. The first two loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2022
1	Postal Saving Bank of China - Pinggu Branch	June 23, 2022-June 22, 2023	5.66%	2,383,400
2	Beijing Bank - Pinggu Branch	June 24, 2022-June 23, 2023	5.22%	1,402,000
3	Industrial Bank Co. Ltd	Aug.19, 2022-Aug.18,2024	3.98%	1,121,600
	Total			$4,907,000

The interest expense from loans was $82,244 and $72,011 (for continuing operations only) for the period ended September 30, 2022 and 2021, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,150,200) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,682,400) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

On November 21, 2019, the Company issued 995,000 shares of common stock at the price of $5.00 per share for the total amount of $4,975,000 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on June 30, 2016 and matured on June 30, 2019.

On February 14, 2020, the Company issued 377,650 shares of common stock at the price of $5.00 per share for the total amount of $1,888,250 to the holders of the Company’s convertible notes payable in connection with the payment of the convertible notes’ principal and interests. The convertible notes were issued on January 1, 2017 and matured on December 31, 2019.

The Company determined that the fair value of the convertible notes payable was 0 as of September 30, 2022 and June 30, 2022, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of September 30, 2022, the accumulated amortization of this discount into accretion expenses was $1,375,499. As of September 30, 2021, the accumulated amortization of this discount into accretion expenses was $1,375,499.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the three-month period ended September 30, 2022 and 2021 of 0 and $112,023, respectively.

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

Income Taxes and Related Payables

	September 30,	June 30,
	2022	2022
VAT provision	$(302,376)	$(384,574)
Income tax payable	(2,169,540)	(2,310,360)
Other levies	600,317	639,237
Repatriation tax	29,010,535	29,010,535
Total	$27,138,936	$26,954,838

The provision for income taxes consists of the following:

	September 30,	September 30,
	2022	2021
Current tax - foreign	$-	$70,464
Deferred tax	-	-
Total	$-	$70,464

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2022	2022
Deferred tax assets
Deferred Tax Benefit	32,929,888	35,067,278
Valuation allowance	(32,929,888)	(35,067,278)
Total deferred tax assets	$-	-

Tax Rate Reconciliation

Our effective tax rates were approximately 0% and-0.5% for the three months ended September 30, 2022 and 2021, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the Three months Ended September 30, 2022 and 2021 for the following reasons:

September 30, 2022

	China 15% - 25%		United States 21%		Total
Pretax loss	$449,437		(977,551)		$(528,114)

Expected income tax expense (benefit)	112,359	25.0%	(205,286)	21.0%	(92,927)
High-tech income benefits on Jinong	(246,088)	(54.8)%	-	-	(246,088)
Losses from subsidiaries in which no benefit is recognized	133,728	29.8%	-	-	133,728
Change in valuation allowance on deferred tax asset from US tax benefit	-	0%	205,286	(21.0)%	205,286
Actual tax expense	$-	0%	$-	0%	$-	0%

September 30, 2021

	China 15% - 25%		United States 21%		Total
Pretax loss	$(12,820,549)		(454,433)		$(13,274,982)

Expected income tax expense (benefit)	(3,205,137)	25.0%	(95,431)	21.0%	(3,300,568)
High-tech income benefits on Jinong	954,729	(7.4)%	-	-	954,729
Losses from subsidiaries in which no benefit is recognized	2,250,408	(17.6)%	-	-	2,250,408
Change in valuation allowance on deferred tax asset from US tax benefit	70,464	(0.5)%	95,431	(21.0)%	165,895
Actual tax expense	$70,464	(0.5)%	$-	0%	$70,464	(0.5)%

(1)	The numbers are excluding discontinued entities.

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

On November 25, 2022, the Company issued 122,305 shares of common stock to settle the payable of consulting services under the 2009 Plan. The value of the stock was $658,000 and was based on the fair value of the Company’s common stock on the grant date of Novem 12, 2022 when the Company authorized the grant.

There were no shares of common stock issued during the quarter ended September 30, 2021.

As of September 30, 2022, and June 30, 2022, there were 13,258,609 and 12,141,467 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2022, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

None of the vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the three months ended September 30, 2022 and 2021.

No customer accounted for over 10% of the Company’s sales for the three months ended September 30, 2022 and 2021.

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

NOTE 15 – SEGMENT REPORTING

As of September 30, 2022, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended September 30,
Revenues from unaffiliated customers:	2022	2021
Jinong	$12,148,002	$15,161,742
Gufeng	12,578,822	14,788,252
Yuxing	2,870,501	2,888,894

Consolidated	$27,597,325	32,838,888

Operating income (expense):
Jinong	$919,643	$(3,862,612)
Gufeng	(663,730)	(9,090,997)
Yuxing	183,994	162,600
Reconciling item (1)	(977,567)	(454,436)
Consolidated	$(537,660)	$(13,245,445)

Net income (loss):
Jinong	$984,350	$(3,818,917)
Gufeng	(746,500)	(9,163,571)
Yuxing	211,586	161,939

Reconciling item (1)	16	3
Reconciling item (2)	(977,566)	(524,900)
Reconciling item (3)	-	(1,731,762)
Consolidated	$(528,114)	$(15,077,208)

Depreciation and Amortization:
Jinong	$198,245	$207,393
Gufeng	193,653	204,574
Yuxing	270,280	320,305

Consolidated	$662,177	$732,272

Interest expense:
Jinong	-	-
Gufeng	82,244	72,011
Yuxing	-	-

Consolidated	$82,244	$72,011

Capital Expenditure:
Jinong	$3,762	$15,964
Gufeng	219,870	21,551
Yuxing	4,909	32,277

Consolidated	$228,541	$69,792

	As of
	September 30,	June 30,
	2022	2022
Identifiable assets:
Jinong	$103,720,937	$100,958,241
Gufeng	49,467,007	80,923,101
Yuxing	37,969,125	40,132,337

Reconciling item (1)	7,519,080	(27,064,606)
Reconciling item (2)	166,121	166,121
Consolidated	$198,842,270	$195,115,195

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	The comparative numbers are excluding discontinued entities

NOTE 16 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,926).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $415).

On August 1, 2021, Jinyangguang signed a one-year lease for 1,236.88 square meters (approximately 13,315 square feet) commercial space with monthly rent of RMB12,500 (approximately $1,753) effective August 1, 2021.

On January 1, 2020, Fengnong signed a two-year lease for warehouse space with monthly rent of RMB35,000 (approximately $4,907) effective January 1, 2020.

Accordingly, the Company recorded an aggregate of $13,021 and $34,869 as rent expenses from these committed property leases for the three-month periods ended September 30, 2022 and 2021, respectively. The contingent rent expenses herein for the next five twelve-month periods ended September 30, are as follows:

Years ending September 30,
2023	$52,084
2024	52,084
2025	52,084
2026	52,084
2027	52,084

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

As a result of these contractual arrangements, the Company is entitled to substantially all the economic benefits of Yuxing. The following financial statement amounts and balances of the VIE (Yuxing) was included in the accompanying consolidated financial statements as of September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022

ASSETS
Current Assets
Cash and cash equivalents	$158,904	$385,308
Accounts receivable, net	694,598	710,143
Inventories	23,039,494	22,062,527
Other current assets	66,365	22,932
Related party receivable	17,229	13,064.00
Advances to suppliers	106,569	1,879,704
Total Current Assets	24,083,159	25,073,678

Plant, Property and Equipment, Net	6,300,327	6,926,023
Other assets	9,954	10,600
Intangible Assets, Net	7,575,685	8,122,036

Total Assets	$37,969,125	$40,132,337
	-	-
LIABILITIES AND STOCKHOLDERS’ EQUITY	-	-
Current Liabilities	-	-
Accounts payable	$101,409	$107,095
Customer deposits	1,271	10,016
Accrued expenses and other payables	288,928	306,116
Amount due to related parties	39,624,743	42,105,604
Total Current Liabilities	40,016,351	42,528,831
Total Liabilities	$40,016,351	42,528,831

Stockholders’ equity	(2,047,226)	(2,396,494)

Total Liabilities and Stockholders’ Equity	$37,969,125	$40,132,337

	Three Months Ended September 30,
	2022	2021
Revenue	$2,870,501	$2,888,894
Expenses	2,658,915	2,726,955
Net income (loss)	$211,586	$161,939

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2021 and 2022 had been adversely affected.

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

NOTE 20 – SUBSEQUENT EVENTS

On November 25, 2022, the Company issued 122,305 shares of common stock to settle the payable of consulting services under the 2009 Plan. The value of the stock was $658,000 and was based on the fair value of the Company’s common stock on the grant date of Novem 12, 2022 when the Company authorized the grant.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 89.6% and 91.2% of our total revenues for the three months ended September 30, 2022 and 2021, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of September 30, 2022, we had developed and produced a total of 416 different fertilizer products in use, of which 80 were developed and produced by Jinong, 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2021 to 2022
	2022	2021	Amount	%
	(metric tons)
Jinong	9,385	15,224	(5,839)	-38.4%
Gufeng	24,171	38,771	(14,600)	-37.7%
	33,556	53,995	(20,439)	-37.9%

	Three Months Ended September 30,
	2022	2021
	(revenue per tons)
Jinong	$1,294	$997
Gufeng	520	378

For the three months ended September 30, 2022, we sold approximately 33,556 tons of fertilizer products, as compared to 53,995 metric tons for the three months ended September 30, 2021. For the three months ended September 30, 2022, Jinong sold approximately 9,385 metric tons of fertilizer products, as compared to 15,224 metric tons for the three months ended September 30, 2021. For the three months ended September 30, 2022, Gufeng sold approximately 24,171 metric tons of fertilizer products, as compared to 38,771 metric tons for the three months ended September 30, 2021.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 60.7% of our fertilizer revenue for the three months ended September 30, 2022. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (27.3%), Inner Mongolia (9.9%), Heilongjiang (9.6%), Liaoning (7.2%), and Shaanxi (6.7%).

As of September 30, 2022, we had a total of 1318 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 974 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 12.6% of its fertilizer revenues for the three months ended September 30, 2022. Gufeng had 344 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 78.4% of its revenues for the three months ended September 30, 2022.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 93.4% of our agricultural products revenue for the three months ended September 30, 2022 were Shaanxi (83.6%), Shanghai (5.7%), and Beijing (4.0%).

Recent Developments

New Products

During the three months ended September 30, 2022, Jinong launched no new fertilizer product but eliminated 80 unqualified distributors. During the three months ended September 30, 2022, Gufeng launched 0 new fertilizer products and added 0 new distributors.

Strategic Acquisitions and Discontinuations of Sales VIE Companies

On June 30, 2016 and January 1, 2017, through Jinong, we entered (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.(2)	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.(3)	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (3)	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 was RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders, and the accrued interest had been forfeited.

(3)	On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo and Xinyulei. In return, the shareholders of Xindeguo and Xinyulei and agreed to pay cash with amount of RMB1,850,000 (approximately $259,370) to the Company.

(4)	On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie. In return, the shareholders of Lishijie agreed to pay cash with amount of RMB3,500,000 (approximately $490,700) to the Company.

(5)	On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang and Wangtian. In return, the shareholders of Jinyangguang and Wangtian agreed to pay cash with amount off RMB11,700,000 (approximately $1,640,340) to the Company.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.(2)	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 was RMB1=US$0.144, according to the exchange rate published by Bank of China.

(2)	On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xiangrong. In return, the shareholders of Xiangrong agreed to pay cash with amount of RMB24,430,000 (approximately $3,425,086) to the Company.

(3)	On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong. In return, the shareholders of Fengnong agreed to pay cash with amount of RMB8,750,000 (approximately $1,226,750) to the Company.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof (but excluding any claims or encumbrances), and the operations and management of its business to Jinong, in exchange for an aggregate amount of RMB45,000,000 (approximately $6,309,000) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $8,832,600) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended September 30, 2022 Compared to the Three Months ended September 30, 2021.

	2022	2021	Change $	Change %
Sales
Jinong	$12,148,002	$15,161,742	(3,013,740)	-19.9%
Gufeng	12,578,822	14,788,252	(2,209,430)	-14.9%
Yuxing	2,870,501	2,888,894	(18,393)	-0.6%

Net sales	27,597,325	32,838,888	(5,241,563)	-16.0%
Cost of goods sold
Jinong	8,760,170	11,092,311	(2,332,141)	-21.0%
Gufeng	11,254,877	12,857,262	(1,602,385)	-12.5%
Yuxing	2,397,469	2,389,467	8,002	0.3%

Cost of goods sold	22,412,516	26,339,040	(3,926,524)	-14.9%
Gross profit	5,184,809	6,499,848	(1,315,039)	-20.2%
Operating expenses
Selling expenses	2,437,354	3,429,443	(992,089)	-28.9%
General and administrative expenses	3,285,115	16,315,850	(13,030,735)	-79.9%
Total operating expenses	5,722,469	19,745,293	(14,022,824)	-71.0%
Income (loss) from operations	(537,660)	(13,245,445)	12,707,785	-95.9%
Other income (expense)
Other income (expense)	27,790	(2,773)	30,563	-1102.2%
Interest income	64,000	45,247	18,752	41.4%
Interest expense	(82,244)	(72,011)	(10,233)	14.2%
Total other income (expense)	9,546	(29,537)	39,082	-132.3%
(Loss) before income taxes	(528,114)	(13,274,982)	12,746,867	-96.0%
Provision for income taxes	-	70,464	(70,464)	-100.0%
Net (loss) from continuing operations	$(528,114)	$(13,345,446)	12,817,331	-96.0%
Net (loss) from discontinued operations	-	(1,731,762)	1,731,762	-100.0%
Net (Loss)	(528,114)	(15,077,208)	14,549,093	-96.5%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(10,920,158)	456,574	(11,376,732)	-2491.8%
Comprehensive (loss)	$(11,448,272)	$(14,620,634)	3,172,361	-21.7%

Net Sales

Total net sales for the three months ended September 30, 2022 were $27,597,325, a decrease of $5,241,563 or 16.0%, from $32,838,888 for the three months ended September 30, 2021. This decrease was mainly due to the decrease for Jinong’s net sales.

For the three months ended September 30, 2022, Jinong’s net sales increased $3,013,740, or 19.9%, to $12,148,002 from $15,161,742 for the three months ended September 30, 2021. This decrease was mainly due to Jinong’s lower sales volume in the last three months. Jinong sold approximately 9,385 metric tons of fertilizer products for the three months ended September 30, 2022, decreased 5,839 tons or 38.4%, as compared to 15,224 metric tons for the three months ended September 30, 2021.

For the three months ended September 30, 2022, Gufeng’s net sales were $12,578,822, a decrease of $2,209,430 or 14.9%, from $14,788,252 for the three months ended September 30, 2021. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 24,171 metric tons of fertilizer products for the three months ended September 30, 2022, decreased 14,600 tons or 37.7%, as compared to 38,771 metric tons for the three months ended September 30, 2021.

For the three months ended September 30, 2022, Yuxing’s net sales were $2,870,501, a slightly decrease of $18,393 or 0.6%, from $2,888,894 for the three months ended September 30, 2021.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2022 was $22,412,516, a decrease of $3,926,524, or 14.9%, from $26,339,040 for the three months ended September 30, 2021. The decrease was mainly due to 21.0% decrease in Jinong’s cost of goods sold.

Cost of goods sold by Jinong for the three months ended September 30, 2022 was $8,760,170, a decrease of $2,332,141, or 21.0%, from $11,092,311 for the three months ended September 30, 2021. The decrease in cost of goods was primarily due to lower net sales in last three months.

Cost of goods sold by Gufeng for the three months ended September 30, 2022 was $11,254,877, a decrease of $1,602,385, or 12.5%, from $12,857,262 for the three months ended September 30, 2021. This decrease was primarily due to the 14.9% decrease in net sale in last three months.

For three months ended September 30, 2022, cost of goods sold by Yuxing was $2,397,469, a slightly increase of $8,002, or 0.3%, from $2,389,467 for the three months ended September 30, 2021.

Gross Profit

Total gross profit for the three months ended September 30, 2022 decreased by $1,315,039, or 20.2%, to $5,184,809, as compared to $6,499,848 for the three months ended September 30, 2021. Gross profit margin percentage was 18.8% and 19.8% for the three months Ended September 30, 2022 and 2021, respectively.

Gross profit generated by Jinong decreased by $681,599, or 16.7%, to $3,387,832 for the three months ended September 30, 2022 from $4,069,431 for the three months ended September 30, 2021. Gross profit margin percentage from Jinong’s sales was approximately 27.9% and 26.8% for the three months Ended September 30, 2022 and 2021, respectively. The increase in gross profit margin percentage was mainly due to the higher unit sales price for Jinong in the fiscal year 2023.

For the three months ended September 30, 2022, gross profit generated by Gufeng was $1,323,945, a decrease of $607,045, or 31.4%, from $1,930,990 for the three months ended September 30, 2021. Gross profit margin percentage from Gufeng’s sales was approximately 10.5% and 13.1% for the three months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, gross profit generated by Yuxing was $473,032, a decrease of $26,395, or 5.3% from $499,427 for the three months ended September 30, 2021. The gross profit margin percentage was approximately 16.5% and 17.3% for the three months Ended September 30, 2022 and 2021, respectively. The decrease in gross profit margin percentage was mainly due to the increase in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $2,437,354, or 8.8%, of net sales for the three months ended September 30, 2022, as compared to $3,429,443, or 10.4%, of net sales for the three months ended September 30, 2021, a decrease of $992,089, or 28.9%. The decrease in selling expense was caused by the decrease in marketing activities.

The selling expenses of Jinong for the three months ended September 30, 2022 were $2,351,822 or 19.4% of Jinong’s net sales, as compared to selling expenses of $3,329,991 or 22.0% of Jinong’s net sales for the three months ended September 30, 2021.The selling expenses of Yuxing were $19,046 or 0.7% of Yuxing’s net sales for the three months ended September 30, 2022, as compared to $13,780 or 0.5% of Yuxing’s net sales for the three months ended September 30, 2021. The selling expenses of Gufeng were $66,487 or 0.5% of Gufeng’s net sales for the three months ended September 30, 2022, as compared to $85,671 or 0.6% of Gufeng’s net sales for the three months ended September 30, 2021.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $3,285,115, or 11.9% of net sales for the three months ended September 30, 2022, as compared to $16,315,850, or 49.7% of net sales for the three months ended September 30, 2021, a decrease of $13,030,735, or 79.9%. The decrease in general and administrative expenses was mainly due to lower general and administrative expenses for Gufeng. Gufeng’s general and administrative expenses were $1,921,188 for the three months ended September 30, 2022, a decreased $9,015,128, or 82.4%, as compared to $10,936,316 for the three months ended September 30, 2021.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended September 30, 2022 was $9,546, as compared to other expense of $29,537 for the three months ended September 30, 2021, a decrease in expense of $39,082 or 132.3%. The decrease in total other expense resulted from higher interest income in last three months.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the three months ended September 30, 2022 and 2021.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the three months ended September 30, 2022 and 2021.

Yuxing has no income tax for the Three months Ended September 30, 2022 and 2021 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net (loss) for the three months ended September 30, 2022 was $(528,114), a decrease in loss of $14,549,093, or 96.5%, compared to net (loss) of $(15,077,208) for the three months ended September 30, 2021. Net (loss) as a percentage of total net sales was approximately -1.9% and -45.9% for the three months Ended September 30, 2022 and 2021, respectively.

Net (loss) from continuing operations for the three months ended September 30, 2022 was $(528,114), a decrease of loss with amount of $12,817,331, or 96.0%, compared to net (loss) of $(13,345,446) for the three months ended September 30, 2021. The decrease was mainly due to lower General and administrative expenses.

Net (loss) from discontinued operations was 0 and $(1,731,762) for the three months ended September 30, 2022 and 2021.

Discussion of Segment Profitability Measures

As of September 30, 2022, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income increased by $4,803,267, or 125.8%, to $984,350 for the three months ended September 30, 2022, from net loss of $(3,818,917) for the three months ended September 30, 2021. The increase in net income was principally due to lower general and administrative expense.

For Gufeng, the net (loss) decreased by $8,417,071, or 91.9%, to net (loss) of $(746,500) for the three months ended September 30, 2022, from net (loss) of $(9,163,571) for the three months ended September 30, 2021. The decrease was principally due to the decrease in general and administrative expense.

For Yuxing, the net income increased $49,647 or 30.7%, to $211,586 for the three months ended September 30, 2022 from $161,939 for the three months ended September 30, 2021. The increase was mainly due to lower general and administrative expense.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of September 30, 2022, cash and cash equivalents were $69,832,535, an increase of $12,062,232, or 20.9%, from $57,770,303 as of June 30, 2022.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(2,995,510)	$1,514,956
Net cash provided by (used in) investing activities	683,884	1,793,168
Net cash provided by financing activities	18,025,034	-
Effect of exchange rate change on cash and cash equivalents	(3,651,176)	120,495
Net increase in cash and cash equivalents	12,062,232	3,428,619
Cash and cash equivalents, beginning balance	57,770,303	18,593,944
Cash and cash equivalents, ending balance	$69,832,535	$22,022,563

Operating Activities

Net cash used in operating activities was $2,995,510 for the three months ended September 30, 2022, an increase of $4,510,466, or 297.7%, from cash provided by operating activities of $1,514,956 for the three months ended September 30, 2021. The increase in cash used in operating activities was mainly due to a decrease in customer deposits during the three months ended September 30, 2022 as compared to the same period in 2021.

Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2022 was $683,884, a decrease of $1,109,284, or 61.9%, compared to cash used in investing activities of $1,793,168 for the three months ended September 30, 2021. The decrease was mainly due to less fund received for the sales of discontinued operations during the three months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2022 was $18,025,034, an increase of $18,025,034, or 100.0% compared to 0 net cash provided by financing activities for the three months ended September 30, 2021. The increase was mainly due to the proceeds from sales of common stock with amount of $16,757,130 and the proceeds from loans with amount of $1,167,904 for Jinong during the three months ended September 30, 2022.

As of September 30, 2022, and June 30, 2022, our loans payable was as follows:

	September 30,	June 30,
	2022	2022
Short term loans payable:	$3,785,400	$4,031,100
Long term loans payable:	1,121,600
Total	$4,907,000	$4,031,100

Accounts Receivable

We had accounts receivable of $27,371,337 as of September 30, 2022, as compared to $28,792,891 as of June 30, 2022, a decrease of $1,421,554, or 4.9%.

Allowance for doubtful accounts in accounts receivable as of September 30, 2022 was $52,712,312, a decrease of $5,287,954, or 9.1%, from $58,000,266 as of June 30, 2022. And the allowance for doubtful accounts as a percentage of accounts receivable was 65.8% as of September 30, 2022 and 66.8% as of June 30, 2022.

Deferred assets

We had no deferred assets as of September 30, 2022 and June 30, 2022. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of September 30, 2022.

Inventories

We had inventories of $45,345,300 as of September 30, 2022, as compared to $42,198,186 as of June 30, 2022, a increase of $3,147,114, or 7.5%. The increase was primarily attributable to Gufeng’s inventory. As of September 30, 2022, Gufeng’s inventory was $21,725,531, compared to $19,463,691 as of June 30, 2022, an increase of $2,261,840, or 11.6%. The company confirmed the loss of $2 million and $11 million of inventories for the three months ended September 30, 2022 and 2021, respectively.

Advances to Suppliers

We had advances to suppliers of $7,163,495 as of September 30, 2022 as compared to $20,711,891 as of June 30, 2022, representing a decrease of $13,548,396, or 65.4%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,650,548 as of September 30, 2022 as compared to $1,670,655 as of June 30, 2022, representing a decrease of $20,107, or 1.2%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $6,056,684 as of September 30, 2022 as compared to $7,994,669 as of June 30, 2022, representing a decrease of $1,937,985, or 24.2%. The decrease was mainly attributable to Jinong’ $1,783,539 unearned revenue as of September 30, 2022, compared to $3,539,323 unearned revenue as of June 30, 2022, decreased $1,755,784, or 49.6%, caused by the advance deposits made by clients. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of September 30, 2022.

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

As of September 30, 2022, we were organized into three main business units: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2022, our accumulated other comprehensive loss was $24 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2022 and September 30, 2022, China’s currency decreased by a cumulative 6.0% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2022 and June 30, 2022 was $3.8 million and $4.0 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2022. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately nine months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended September 30, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2022, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: December 5, 2022	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: December 5, 2022	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.