Form 10-Q
period 2022-12-31
China Green Agriculture, Inc.
filed 2023-02-21
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,380,914 shares of common stock, $0.001 par value, as of February 21, 2023.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022

ASSETS
Current Assets
Cash and cash equivalents	$74,119,148	$57,770,303
Accounts receivable, net	27,681,097	28,792,891
Inventories, net	45,820,848	42,198,186
Prepaid expenses and other current assets	12,750,835	4,285,198
Amount due from related parties	10,100	13,064
Advances to suppliers, net	7,272,629	20,711,891
Total Current Assets	167,654,657	153,771,533

Plant, property and equipment, net	17,500,631	18,870,152
Other assets	10,288	10,600
Other non-current assets	6,330,346	7,527,422
Intangible assets, net	14,378,907	14,935,488
Total Assets	$205,874,829	$195,115,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,928,691	$1,670,655
Customer deposits	7,518,719	7,994,669
Accrued expenses and other payables	13,925,689	13,734,764
Amount due to related parties	5,399,365	5,192,496
Taxes payable	27,064,100	26,954,838
Short term loans	5,651,100	4,031,100
Interest payable	-	765,909
Total Current Liabilities	61,487,664	60,344,431

Long-term Liabilities
Long-term loans	1,159,200	-
Total Liabilities	$62,646,864	60,344,431

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	-	-
Common stock, $0.001 par value, 115,197,165 shares authorized, 13,380,914 and 12,141,467 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	13,381	12,141
Additional paid-in capital	242,090,576	224,676,686
Statutory reserve	26,863,343	26,870,968
Retained earnings	(107,491,624)	(103,374,589)
Accumulated other comprehensive loss	(18,247,711)	(13,414,442)
Total Stockholders’ Equity	143,227,965	134,770,764

Total Liabilities and Stockholders’ Equity	$205,874,829	$195,115,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Sales
Jinong	$9,842,749	$14,966,519	21,990,751	$30,128,261
Gufeng	11,849,719	21,573,414	24,428,541	36,361,666
Yuxing	2,846,739	2,819,203	5,717,240	5,708,097
Net sales	24,539,207	39,359,136	52,136,532	72,198,024
Cost of goods sold
Jinong	7,152,122	10,990,616	15,912,292	22,082,927
Gufeng	10,477,612	19,144,888	21,732,489	32,002,150
Yuxing	2,395,056	2,374,221	4,792,525	4,763,688
Cost of goods sold	20,024,790	32,509,725	42,437,306	58,848,765
Gross profit	4,514,417	6,849,411	9,699,226	13,349,259
Operating expenses
Selling expenses	1,658,654	2,966,861	4,096,008	6,396,304
General and administrative expenses	6,535,402	27,006,599	9,820,517	43,322,448
Total operating expenses	8,194,056	29,973,460	13,916,525	49,718,752
(Loss) from operations	(3,679,639)	(23,124,049)	(4,217,299)	(36,369,493)
Other income (expense)
Other (expense)	82,071	462,288	109,861	459,515
Interest income	68,761	30,631	132,761	75,879
Interest expense	(67,739)	(66,418)	(149,983)	(138,429)
Total other (expense)	83,093	426,501	92,639	396,965
(Loss) from continuing operations before income taxes	(3,596,545)	(22,697,547)	(4,124,660)	(35,972,529)
Provision for income taxes	-	516,731	-	587,195
(Loss) from continuing operations	(3,596,545)	(23,214,278)	(4,124,660)	(36,559,724)
Net (loss) from discontinued operations, net of taxes	-	(8,768,658)	-	(10,500,420)
Net (loss)	(3,596,545)	(31,982,936)	(4,124,660)	(47,060,144)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	6,086,889	3,262,613	(4,833,269)	3,719,187
comprehensive income (loss)	$2,490,344	$(28,720,323)	(8,957,929)	$(43,340,957)

Basic weighted average shares outstanding	13,306,467	8,487,629	13,118,610	8,487,629
Basic net earnings per share – from continuing operations	$(0.27)	$(2.74)	(0.31)	$(4.31)
Basic net earnings per share – from discontinued operations	-	(1.03)	-	(1.24)
Basic net earnings per share	$(0.27)	$(3.77)	(0.31)	$(5.54)
Diluted weighted average shares outstanding	13,306,467	8,487,629	13,118,610	8,487,629
Diluted net earnings per share – from continuing operations	$(0.27)	$(2.74)	(0.31)	$(4.31)
Diluted net earnings per share – from discontinued operations	-	(1.03)	-	(1.24)
Diluted net earnings per share	$(0.27)	$(3.77)	(0.31)	$(5.54)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, SEPTEMBER 30, 2022	13,258,609	$13,259	$241,432,699	$26,990,562	$(104,022,298)	$(24,334,600)	$140,079,622

Net (loss)					(3,596,545)		(3,596,545)
Issuance of stock
Issuance of stock for consulting services	122,305	122	657,878				658,000
Transfer to statutory reserve				(127,219)	127,219		-

Other comprehensive income (loss)						6,086,889	6,086,889

BALANCE, DECEMBER 31, 2022	13,380,914	$13,381	$242,090,576	$26,863,343	$(107,491,624)	$(18,247,711)	$143,227,965

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, SEPTEMBER 30, 2021	8,487,629	$8,488	$170,223,195	$27,307,547	$(20,524,043)	$(4,124,967)	$172,890,220

Net (loss)					(31,982,936)		(31,982,936)

Transfer to statutory reserve				(382,273)	382,273		-

Other comprehensive income (loss)						3,262,613	3,262,613

BALANCE, DECEMBER 31, 2021	8,487,629	$8,488	$170,223,195	$26,925,274	$(52,124,706)	$(862,354)	$144,169,896

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2022	12,141,467	$12,141	$224,676,686	$26,870,968	$(103,374,589)	$(13,414,442)	$134,770,764

Net (loss)					(4,124,660)		(4,124,660)
Issuance of stock	1,117,142	1,117	16,756,013				16,757,130
Issuance of stock for consulting services	122,305	122	657,878				658,000
Transfer to statutory reserve				(7,625)	7,625		-

Other comprehensive income (loss)						(4,833,269)	(4,833,269)

BALANCE, DECEMBER 31, 2022	13,380,914	$13,381	$242,090,576	$26,863,343	$(107,491,624)	$(18,247,711)	$143,227,965

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2021	8,487,629	$8,488	$170,223,195	$27,673,245	$(5,812,533)	$(4,581,541)	$187,510,853

Net (loss)					(47,060,144)		(47,060,144)

Transfer to statutory reserve				(747,971)	747,971		-

Other comprehensive income (loss)						3,719,187	3,719,187

BALANCE, DECEMBER 31, 2021	8,487,629	$8,488	$170,223,195	$26,925,274	$(52,124,706)	$(862,354)	$144,169,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss)	$(4,124,660)	$(47,060,144)
Adjustments to reconcile Net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,225,024	1,631,019
Provision for losses on accounts receivable	1,694,887	25,279,928
Gain (Loss) on disposal of property, plant and equipment	-	34
Inventories impairment	1,684,703	10,999,380
Changes in operating assets
Accounts receivable	(1,434,613)	(588,426)
Amount due from related parties	2,550	(42,248)
Other current assets	(9,385,507)	1,199,981
Inventories	(6,496,098)	11,209,817
Advances to suppliers	12,684,175	(2,947,592)
Other assets	964,237	1,046,057
Changes in operating liabilities
Accounts payable	297,553	(6,343,299)
Customer deposits	(237,629)	543,423
Amount due to related parties	(10,969)	244,000
Tax payables	48,130	(58,685)
Accrued expenses and other payables	1,019,323	6,527,291
Interest payable	(734,954)	-
Net cash provided by (used in) operating activities	(2,803,848)	1,640,536

Cash flows from investing activities
Purchase of plant, property, and equipment	(305,689)	(83,816)
Change in construction in process	-	32,471
Sales of discontinued operations	895,411	1,841,677
Net cash provided by investing activities	589,722	1,790,332

Cash flows from financing activities
Proceeds from the sale of common stock	16,757,130	-
Proceeds from loans	2,865,315	-
Advance from related party	250,000	-
Net cash provided by financing activities	19,872,445	-

Effect of exchange rate change on cash and cash equivalents	(1,309,475)	1,582,358
Net increase in cash and cash equivalents	16,348,845	5,013,226

Cash and cash equivalents, beginning balance	57,770,303	18,593,944
Cash and cash equivalents, ending balance	$74,119,148	$23,607,170

Supplement disclosure of cash flow information
Interest expense paid	$149,983	$138,518
Income taxes paid	$211,167	$240,265

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

The Company’s corporate structure as of December 31, 2022 is set forth in the diagram below:

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of December 31, 2022, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31, 2022 and June 30, 2022 were $74,060,128 and $57,714,868, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $59,020 and $55,435 in cash in two banks in the United States as of December 31, 2022 and June 30, 2022, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of December 31, 2022, and June 30, 2022, the Company had accounts receivable of $ 27,681,097 and $28,792,891, net of allowance for doubtful accounts of $56,174,302 and $58,000,266, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection from 2020 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company recorded bad debt expense in the amount of $2 and $25 million (included bad debt expense from discontinuing operations) for six months ended December 31, 2022 and 2021, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of December 31, 2022, and 2021, the Company had no reserve for obsolete goods. The company confirmed the loss of $2 million and $11 million of inventories for the six months ended December 31, 2022 and 2021, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2022 and 2021, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2022, and June 30, 2022, the Company had customer deposits of $7,518,719 and $7,994,669, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	December 31
	2022	2021
(Loss) from continuing operations for Basic Earnings Per Share	$(3,596,545)	$(23,214,278)
(Loss) from discontinued operations for Basic Earnings Per Share	-	(8,768,658)
(Loss) for Basic Earnings Per Share	(3,596,545)	(31,982,936)
Basic Weighted Average Number of Shares	13,306,467	8,487,629
(Loss) from continuing operations Per Share – Basic	$(0.27)	$(2.74)
(Loss) from discontinued operations Per Share – Basic	$-	$(1.03)
Net (Loss) Per Share – Basic	$(0.27)	$(3.77)
(Loss) from continuing operations for Diluted Earnings Per Share	$(3,596,545)	$(23,214,278)
(Loss) from discontinued operations for Diluted Earnings Per Share	$-	$(8,768,658)
(Loss) for Diluted Earnings Per Share	$(3,596,545)	$(31,982,936)
Diluted Weighted Average Number of Shares	13,306,467	8,487,629
(Loss) from continuing operations Per Share – Diluted	$(0.27)	(2.74)
(Loss) from discontinued operations Per Share – Diluted	$-	$(1.03)
Net (Loss) Per Share – Diluted	$(0.27)	$(3.77)

	Six Months Ended
	December 31
	2022	2021
(Loss) from continuing operations for Basic Earnings Per Share	$(4,124,660)	$(36,559,724)
(Loss) from discontinued operations for Basic Earnings Per Share	-	(10,500,420)
(Loss) for Basic Earnings Per Share	(4,124,660)	(47,060,144)
Basic Weighted Average Number of Shares	13,118,610	8,487,629
(Loss) from continuing operations Per Share – Basic	$(0.31)	$(4.31)
(Loss) from discontinued operations Per Share – Basic	$-	$(1.24)
Net (Loss) Per Share – Basic	$(0.31)	$(5.54)
(Loss) from continuing operations for Diluted Earnings Per Share	$(4,124,660)	$(36,559,724)
(Loss) from discontinued operations for Diluted Earnings Per Share	$-	$(10,500,420)
(Loss) for Diluted Earnings Per Share	$(4,124,660)	$(47,060,144)
Diluted Weighted Average Number of Shares	13,118,610	8,487,629
(Loss) from continuing operations Per Share – Diluted	$(0.31)	(4.31)
(Loss) from discontinued operations Per Share – Diluted	$-	$(1.24)
Net (Loss) Per Share – Diluted	$(0.31)	$(5.54)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2022 through December 31, 2022 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2022	2022
Raw materials	$7,212,269	$7,986,436
Supplies and packing materials	$443,933	$469,524
Work in progress	$186,862	$198,591
Finished goods	$37,977,784	$33,543,635
Total	$45,820,848	$42,198,186

The company confirmed the loss of $2 million and $11 million of inventories for the six months ended December 31, 2022 and 2021, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2022	2022
Building and improvements	$38,974,366	$39,988,862
Auto	2,856,918	2,892,073
Machinery and equipment	18,451,269	18,913,581
Total property, plant and equipment	60,282,553	61,794,515
Less: accumulated depreciation	(42,781,922)	(42,924,364)
Total	$17,500,631	$18,870,152

For the six month ended December 31, 2022, total depreciation expense for the continuing entities was $1,109,917, decreased $106,435, or 8.8%, from $1,216,352 for the six month ended December 31, 2021.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2022	2022
Land use rights, net	$8,384,158	$8,758,704
Technology patent, net	-	-
Customer relationships, net	-	-
Non-compete agreement	-	-
Trademarks	5,994,749	6,176,784
Total	$14,378,907	$14,935,488

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,604,491). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $151,558). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,055,611). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2022	2022
Land use rights	$11,660,102	12,014,170
Less: accumulated amortization	(3,275,944)	(3,255,466)
Total land use rights, net	$8,384,158	8,758,704

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $851,297) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,333,080) and is amortized over the remaining useful life of six years using the straight-line method. As of December 31, 2022, this technology patent is fully amortized.

The technology know-how consisted of the following:

	December 31,	June 30,
	2022	2022
Technology know-how	$2,184,377	$2,250,708
Less: accumulated amortization	(2,184,377)	(2,250,708)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,418,500) and is amortized over the remaining useful life of ten years.

	December 31,	June 30,
	2022	2022
Customer relationships	$9,418,500	$9,704,500
Less: accumulated amortization	(9,418,500)	(9,704,500)
Total customer relationships, net	$-	$-

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $191,268) and is amortized over the remaining useful life of five years using the straight-line method.

	December 31,	June 30,
	2022	2022
Non-compete agreement	$191,268	$197,076
Less: accumulated amortization	(191,268)	(197,076)
Total non-compete agreement, net	$-	$-

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41,371,630 (or $5,994,749) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, are as follows:

Twelve Months Ended on December 31,	Expense ($)
2023	400,225
2024	282,563
2025	261,370
2026	234,878
2027	232,840

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of December 31, 2022, the balance of other non-current assets was $6,330,346, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2024 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1 million and $1 million as expenses for the six months ended December 31, 2022 and 2021, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended December 31 and thereafter are as follows:

Twelve months ending December 31,
2024	$1,945,283
2025	$1,945,283
2026	$1,945,283
2027	$494,498

 `

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2022	2022
Payroll and welfare payable	$174,584	$178,341
Accrued expenses	8,442,479	7,636,524
Other payables	5,187,104	5,794,686
Other levy payable	121,522	125,213
Total	$13,925,689	$13,734,764

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,694,950). For the six months ended December 31, 2022 and 2021, Yuxing has sold approximately 0 and 0 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $10,100 and $13,064 as of December 31, 2022 and June 30, 2022, respectively.

As of December 31, 2022, and June 30, 2022, the amount due to related parties was $5,399,365 and $5,192,496, respectively.  As of December 31, 2022, and June 30, 2022, $1,014,300 and $1,045,100, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of December 31, 2022, and June 30, 2022, $4,355,449 and $4,105,449, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of December 31, 2022, and June 30, 2022, the Company’s subsidiary, Jinong, owed 900LH.com 0 and $11,431, respectively.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $4,057).

NOTE 10 – LOAN PAYABLES

As of December 31, 2022, the loan payables consisted of four loans which mature on dates ranging from June 22, 2023 through August 18, 2024 with interest rates ranging from 3.9% to 5.66%. The first two loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2022
1	Postal Saving Bank of China - Pinggu Branch	June 23, 2022-June 22, 2023	5.66%	2,463,300
2	Beijing Bank - Pinggu Branch	June 24, 2022-June 23, 2023	5.22%	1,449,000
3	Industrial Bank Co. Ltd	Aug.19, 2022-Aug.18,2024	3.98%	1,159,200
4	Xian Bank	September 30, 2022-September 29, 2023	3.90%	1,738,800
	Total			$6,810,300

The interest expense from loans was $149,983 and $138,429 (for continuing operations only) for the period ended December 31, 2022 and 2021, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Relating to the acquisition of the VIE Companies, the Company subsidiary, Jinong, issued to the VIE Companies shareholders convertible notes payable twice, in the aggregate notional amount of RMB 51,000,000 ($7,389,900) with a term of three years and an annual interest rate of 3%.

No.	Related Acquisitions of Sales VIEs	Issuance Date	Maturity Date	Notional Interest Rate	Conversion Price	Notional Amount (in RMB)
1	Wangtian, Lishijie, Xindeguo, Xinyulei, Jinyangguang	June 30, 2016	June 30, 2019	3%	$5.00	39,000,000
2	Fengnong, Xiangrong	January 1, 2017	December 31, 2019	3%	$5.00	12,000,000

The convertible notes take priority over the preferred stock and common stock of Jinong, and any other class or series of capital stocks Jinong issues in the future in terms of interests and payments in the event of any liquidation, dissolution or winding up of Jinong. On or after the third anniversary of the issuance date of the note, noteholders may request Jinong to process the note conversion to convert the note into shares of the Company’s common stock. The notes cannot be converted prior to the mature date. The per share conversion price of the notes is the higher of the following: (i) $5.00 per share or (ii) 75% of the closing price of the Company’s common stock on the date the noteholder delivers the conversion notice. Due to the discontinuation of VIE agreements with Zhenbai’s shareholders, certain convertible notes issued on June 30, 2016 with a face amount of RMB 12,000,000 ($1,738,800) were tendered back to the Company. All outstanding balance of unpaid principal and accrued interest in the tendered convertible notes were forfeited.

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

The Company determined that the fair value of the convertible notes payable was 0 as of December 31, 2022 and June 30, 2022, respectively. Aside from the forfeiture of the convertible notes previously issued to Zhenbai’s shareholders, the difference between the fair value of the notes and the face amount of the notes is being amortized to accretion implied interest expense over the three-year life of the notes. As of December 31, 2022, the accumulated amortization of this discount into accretion expenses was $1,375,499. As of December 31, 2021, the accumulated amortization of this discount into accretion expenses was $1,375,499.

NOTE 12 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made provision for income taxes for the six-month period ended December 31, 2022 and 2021 of 0 and 0, respectively.

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

Income Taxes and Related Payables

	December 31,	June 30,
	2022	2022
VAT provision	$(324,824)	$(384,574)
Income tax payable	(2,242,271)	(2,310,360)
Other levies	620,660	639,237
Repatriation tax	29,010,535	29,010,535
Total	$27,064,100	$26,954,838

The provision for income taxes consists of the following:

	December 31,	December 31,
	2022	2021
Current tax - foreign	$-	$587,195
Deferred tax	-	-
Total	$-	$587,195

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2022	2022
Deferred tax assets
Deferred Tax Benefit	34,033,815	35,067,278
Valuation allowance	(34,033,815)	(35,067,278)
Total deferred tax assets	$-	-

Tax Rate Reconciliation

Our effective tax rates were approximately 0% and-1.3% for the six months ended December 31, 2022 and 2021, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the six months Ended December 31, 2022 and 2021 for the following reasons:

December 31, 2022

	China 15% - 25%		United States 21%		Total
Pretax loss	$(2,412,874)		(1,711,786)		$(4,124,660)

Expected income tax expense (benefit)	(603,219)	25.0%	(359,475)	21.0%	(962,693)
High-tech income benefits on Jinong	142,607	(5.9)%	-	-	142,607
Losses from subsidiaries in which no benefit is recognized	460,612	(19.1)%	-	-	460,612
Change in valuation allowance on deferred tax asset from US tax benefit	-	0%	359,475	(21.0)%	359,475
Actual tax expense	$-	0%	$-	0%	$-	0%

December 31, 2021

	China		United
	15% - 25%		States 21%		Total
Pretax income (loss)	$(45,972,026)		(500,923)		$(46,472,949)

Expected income tax expense (benefit)	(11,493,007)	25.0%	(105,194)	21.0%	(11,598,200)
High-tech income benefits on Jinong	1,551,499	(3.4)%	-	-	1,551,499
Losses from subsidiaries in which no benefit is recognized	9,941,508	(21.6)%	-	-	9,941,508
Change in valuation allowance on deferred tax asset from US tax benefit	587,195	(1.3)%	105,194	(21.0)%	692,389
Actual tax expense	$587,195	(1.3)%	$-	-%	$587,195	(1.3)%

(1)	The numbers are excluding discontinued entities.

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

On November 25, 2022, the Company issued 122,305 shares of common stock to settle the payable of consulting services under the 2009 Plan. The value of the stock was $658,000 and was based on the fair value of the Company’s common stock on the grant date of November 12, 2022 when the Company authorized the grant.

There were no shares of common stock issued during the six month ended December 31, 2021.

As of December 31, 2022, and June 30, 2022, there were 13,380,914 and 12,141,467 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2022, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $0.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

No vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the six months ended December 31, 2022 and 2021.

No customer accounted for over 10% of the Company’s sales for the six months ended December 31, 2022 and 2021.

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

NOTE 15 – SEGMENT REPORTING

As of December 31, 2022, the Company was organized into three main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the three operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Revenues from unaffiliated customers:
Jinong	$9,842,749	$14,966,519	$21,990,751	$30,128,261
Gufeng	11,849,718	21,573,414	24,428,540	36,361,666
Yuxing	2,846,740	2,819,203	5,717,241	5,708,097
Consolidated	$24,539,207	$39,359,136	$52,136,532	$72,198,024

Operating income (loss):
Jinong	$(1,598,264)	$(2,424,698)	$(678,621)	$(6,287,310)
Gufeng	(1,547,362)	(20,807,616)	(2,211,092)	(29,898,613)
Yuxing	200,253	154,759	384,247	317,359
Reconciling item (1)	(734,266)	(46,494)	(1,711,833)	(500,929)
Consolidated	$(3,679,639)	$(23,124,049)	$(4,217,299)	$(36,369,493)

Net income (loss):
Jinong	$(1,554,778)	$(2,387,078)	$(570,428)	$(6,205,995)
Gufeng	(1,590,123)	(20,950,605)	(2,336,623)	(30,114,176)
Yuxing	282,590	235,065	494,176	397,004
	-	-	-	-
Reconciling item (1)	31	2	47	6
Reconciling item (2)	(734,266)	(563,224)	(1,711,832)	(1,088,123)
Reconciling item (3)	-	(8,317,097)	-	(10,048,859)
Consolidated	$(3,596,545)	$(31,982,936)	$(4,124,660)	$(47,060,144)

Depreciation and Amortization:
Jinong	$191,858	$210,294	$390,103	$417,687
Gufeng	186,394	205,818	380,047	410,392
Yuxing	184,594	323,648	454,874	643,953
Consolidated	$562,846	$739,760	$1,225,024	$1,472,031

Interest expense:
Jinong	25,127	-	25,127	-
Gufeng	42,612	66,418	124,856	138,429
Yuxing	-	-	-	-
Consolidated	$67,739	$66,418	$149,983	$138,429

Capital Expenditure:
Jinong	$30,329	$5,308	$34,091	$21,272
Gufeng	(3,765)	7,869	216,105	29,420
Yuxing	50,584	847	55,493	33,123
Consolidated	$77,148	$14,024	$305,689	$83,816

	As of
	December 31,	June 30,
	2022	2022
Identifiable assets:
Jinong	$106,762,797	$100,958,241
Gufeng	51,468,145	80,923,101
Yuxing	39,705,718	40,132,337
Reconciling item (1)	7,772,048	(27,064,606)
Reconciling item (2)	166,121	166,121
Consolidated	$205,874,829	$195,115,195

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	The comparative numbers are excluding discontinued entities

NOTE 16 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $4,057).

In February 2004, Tianjuyuan signed a fifty-year lease with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District, at a monthly rent of RMB 2,958(approximately $429).

Accordingly, the Company recorded an aggregate of $26,915 and $70,727 as rent expenses from these committed property leases for the six-month periods ended December 31, 2022 and 2021, respectively. The contingent rent expenses herein for the next five twelve-month periods ended December 31, are as follows:

Years ending December 31,
2023	$53,830
2024	53,830
2025	53,830
2026	53,830
2027	53,830

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

As a result of these contractual arrangements, the Company is entitled to substantially all the economic benefits of Yuxing. The following financial statement amounts and balances of the VIE (Yuxing) was included in the accompanying consolidated financial statements as of December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022

ASSETS
Current Assets
Cash and cash equivalents	$207,892	$385,308
Accounts receivable, net	700,588	710,143
Inventories	24,298,292	22,062,527
Other current assets	167,774	22,932
Related party receivable	10,100	13,064.00
Advances to suppliers	110,141	1,879,704
Total Current Assets	25,494,787	25,073,678

Plant, Property and Equipment, Net	6,424,016	6,926,023
Other assets	10,288	10,600
Intangible Assets, Net	7,776,627	8,122,036
	-
Total Assets	$39,705,718	$40,132,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$104,808	$107,095
Customer deposits	2,963	10,016
Accrued expenses and other payables	297,014	306,116
Amount due to related parties	41,126,985	42,105,604
Total Current Liabilities	41,531,770	42,528,831
Total Liabilities	$41,531,770	42,528,831

Stockholders’ equity	(1,826,052)	(2,396,494)

Total Liabilities and Stockholders’ Equity	$39,705,718	$40,132,337

	Three Months Ended December 31,
	2022	2021
Revenue	$2,846,739	$2,819,203
Expenses	2,564,149	2,584,138
Net income	$282,590	$235,065

	Six Months Ended December 31,
	2022	2021
Revenue	$5,717,240	$5,708,097
Expenses	5,223,064	5,311,093
Net income	$494,176	$397,004

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

For the discontinuation of Xindeguo and Xinyulei made on June 2, 2021, the Company gave up the control of the following assets in Xindeguo and Xinyulei:

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

For the discontinuation of Xiangrong made on June 2, 2021, the Company gave up the control of the following assets in Xiangrong:

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

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the COVID-19 cannot be reasonably estimated at this time, but our results for the full fiscal year of 2022 and first half of fiscal year 2023 had been adversely affected.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 89.0% and 92.1% of our total revenues for the six months ended December 31, 2022 and 2021, respectively. Yuxing serves as a research and development base for our fertilizer products.

Fertilizer Products

As of December 31, 2022, we had developed and produced a total of 416 different fertilizer products in use, of which 80 were developed and produced by Jinong, 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	December 31,		Change 2021 to 2022
	2022	2021	Amount	%
	(metric tons)
Jinong	7,400	15,271	(7,871)	-51.5%
Gufeng	23,394	59,007	(35,612)	-60.4%
	30,794	74,278	(43,484)	-58.5%

	Three Months Ended December 31,
	2022	2021
	(revenue per tons)
Jinong	$1,361	$997
Gufeng	517	378

	Six Months Ended
	December 31,		Change 2021 to 2022
	2022	2021	Amount	%
	(metric tons)
Jinong	16,785	30,498	(13,713)	-45.0%
Gufeng	47,565	97,778	(50,212)	-51.4%
	64,350	128,276	(63,926)	-49.8%

	Six Months Ended December 31,
	2022	2021
	(revenue per tons)
Jinong	$1,310	$989
Gufeng	514	367

For the three months ended December 31, 2022, we sold approximately 30,794 tons of fertilizer products, as compared to 74,278 metric tons for the three months ended December 31, 2021. For the three months ended December 31, 2022, Jinong sold approximately 7,400 metric tons of fertilizer products, as compared to 15,271 metric tons for the three months ended December 31 2021. For the three months ended December 31, 2022, Gufeng sold approximately 23,394 metric tons of fertilizer products, as compared to 59,007 metric tons for the three months ended December 31, 2021.

For the six months ended December 31, 2022, we sold approximately 64,350 metric tons of fertilizer products, as compared to 128,276 metric tons for the six months ended December 31, 2021. For the six months ended December 31, 2022, Jinong sold approximately 16,785 metric tons of fertilizer products, a decrease of 13,713 metric tons, or 45%, as compared to 30,498 metric tons for the six months ended December 31, 2021. For the six months ended December 31, 2022, Gufeng sold approximately 47,565 metric tons of fertilizer products, a decrease of 50,212 metric tons, or 51.4% as compared to 97,778 metric tons for the six months ended December 31, 2021.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 66.5% of our fertilizer revenue for the three months ended December 31, 2022. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (25.9%), Heilongjiang (9.7%), Liaoning (9.2%), Inner Mongolia (8.6%), and Shaanxi (7.3%).

As of December 31, 2022, we had a total of 1324 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 980 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 4.7% of its fertilizer revenues for the three months ended December 31, 2022. Gufeng had 344 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 82.9% of its revenues for the three months ended December 31, 2022.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 88.0% of our agricultural products revenue for the three months ended December 31, 2022 were Shaanxi (79.7%), Beijing (5.9%), and Zhejiang (2.4%).

Recent Developments

New Products

During the three months ended December 31, 2022, Jinong launched no new fertilizer product but added 6 distributors. During the three months ended December 31, 2022, Gufeng launched 0 new fertilizer products and added 0 new distributors.

Strategic Acquisitions and Discontinuations of Sales VIE Companies

On June 30, 2016 and January 1, 2017, through Jinong, we entered (i) Strategic Acquisition Agreements (the “SAA”), and (ii) Agreements for Convertible Notes (the “ACN”), with the shareholders of the companies as identified below (the “Targets”).

June 30, 2016:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Shaanxi Lishijie Agrochemical Co., Ltd.	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	10,000,000	3,000,000

Songyuan Jinyangguang Sannong Service Co., Ltd.	Promotion and consulting services regarding agricultural technologies; Retail sales of chemical fertilizers (including compound fertilizers and organic fertilizers); Wholesale and retail sales of pesticides, agricultural machinery and accessories; Collection of agricultural information; Development of saline-alkali soil; Promotion and development of high-efficiency agriculture and related information technology solutions for agriculture, agricultural and biological engineering high technologies; E-commerce; Cultivation of freshwater fish, poultry, fruits, flowers, vegetables, and seeds; Recycling and complex utilization of straw and stalk; Technology transfer and training; Recycling of agricultural materials ; Ecological industry planning.	8,000,000	12,000,000

Shenqiu County Zhenbai Agriculture Co., Ltd.(2)	Cultivation of crops; Storage, sales, preliminary processing and logistics distribution of agricultural by-products; Promotion and application of agricultural technologies; Purchase and sales of agricultural materials; Electronic commerce.	3,000,000	12,000,000

Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd.	Promotion and application of new agricultural technologies; Professional prevention of plant diseases and insect pests; Sales of plant protection products, plastic mulches, material, chemical fertilizers, pesticides, agricultural medicines, micronutrient fertilizers, hormones, agricultural machinery and medicines, and gardening tools.	6,000,000	12,000,000

Aksu Xindeguo Agricultural Materials Co., Ltd.(3)	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers, plant growth regulators, agricultural machineries, and water economizers; Consulting services for agricultural technologies; Purchase and sales of agricultural by- products.	10,000,000	12,000,000

Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd (3)	Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, organic fertilizers, plant growth regulators, agricultural machineries, and water economizers; Purchase and sales of agricultural by-products; Cultivation of fruits and vegetables; Consulting services and training for agricultural technologies; Storage services; Sales of articles of daily use, food and oil; On-line sales of the above-mentioned products.

Total		37,000,000	51,000,000

(1)	The exchange rate between RMB and U.S. dollars on June 30, 2016 was RMB1=US$0.1508, according to the exchange rate published by Bank of China.

(2)	On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Zhenbai. In return, the shareholders of Zhenbai agreed to tender the whole payment consideration in the SAA back to the Company with early termination penalties. The convertible notes paid to Zhenbai’s shareholders, and the accrued interest had been forfeited.

(3)	On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xindeguo and Xinyulei. In return, the shareholders of Xindeguo and Xinyulei and agreed to pay cash with amount of RMB1,850,000 (approximately $286,380) to the Company.

(4)	On December 1, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Lishijie. In return, the shareholders of Lishijie agreed to pay cash with amount of RMB3,500,000 (approximately $550,550) to the Company.

(5)	On March 31, 2022, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Jinyangguang and Wangtian. In return, the shareholders of Jinyangguang and Wangtian agreed to pay cash with amount off RMB11,700,000 (approximately $1,840,410) to the Company.

January 1, 2017:

		Cash	Principal of
		Payment for	Notes for
		Acquisition	Acquisition
Company Name	Business Scope	(RMB[1])	(RMB)
Sunwu County Xiangrong Agricultural Materials Co., Ltd.(2)	Sales of pesticides, agricultural chemicals, chemical fertilizers, agricultural materials; Manufacture and sales of mulches.	4,000,000	6,000,000

Anhui Fengnong Seed Co., Ltd.	Wholesale and retail sales of pesticides; Sales of chemical fertilizers, packaged seeds, agricultural mulches, micronutrient fertilizers, compound fertilizers and plant growth regulators	4,000,000	6,000,000

Total		8,000,000	12,000,000

(1)	The exchange rate between RMB and U.S. dollars on January 1, 2017 was RMB1=US$0.144, according to the exchange rate published by Bank of China.

(2)	On June 2, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Xiangrong. In return, the shareholders of Xiangrong agreed to pay cash with amount of RMB24,430,000 (approximately $3,781,764) to the Company.

(3)	On December 31, 2021, the Company, through its wholly owned subsidiary Jinong, discontinued the strategic acquisition agreements and the series of contractual agreements with the shareholders of Fengnong. In return, the shareholders of Fengnong agreed to pay cash with amount of RMB8,750,000 (approximately $1,376,375) to the Company.

Pursuant to the SAA and the ACN, the shareholders of the Targets, while retaining possession of the equity interests and continuing to be the legal owners of such interests, agreed to pledge and entrust all of their equity interests, including the proceeds thereof (but excluding any claims or encumbrances), and the operations and management of its business to Jinong, in exchange for an aggregate amount of RMB45,000,000 (approximately $6,520,500) to be paid by Jinong within three days following the execution of the SAA, ACN and the VIE Agreements, and convertible notes with an aggregate face value of RMB 63,000,000 (approximately $9,128,700) with an annual fixed compound interest rate of 3% and term of three years.

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

Results of Operations

Three Months ended December 31, 2022 Compared to the Three Months ended December 31, 2021.

	2022	2021	Change $	Change %
Sales
Jinong	$9,842,749	$14,966,519	(5,123,770)	-34.2%
Gufeng	11,849,719	21,573,414	(9,723,695)	-45.1%
Yuxing	2,846,739	2,819,203	27,536	1.0%
Net sales	24,539,207	39,359,136	(14,819,929)	-37.7%
Cost of goods sold
Jinong	7,152,122	10,990,616	(3,838,494)	-34.9%
Gufeng	10,477,612	19,144,888	(8,667,276)	-45.3%
Yuxing	2,395,056	2,374,221	20,835	0.9%
Cost of goods sold	20,024,790	32,509,725	(12,484,935)	-38.4%
Gross profit	4,514,417	6,849,411	(2,334,994)	-34.1%
Operating expenses
Selling expenses	1,658,654	2,966,861	(1,308,207)	-44.1%
General and administrative expenses	6,535,402	27,006,599	(20,471,197)	-75.8%
Total operating expenses	8,194,056	29,973,460	(21,779,404)	-72.7%
Income (loss) from operations	(3,679,639)	(23,124,049)	19,444,410	-84.1%
Other income (expense)
Other income (expense)	82,071	462,288	(380,217)	-82.2%
Interest income	68,761	30,631	38,130	124.5%
Interest expense	(67,739)	(66,418)	(1,321)	2.0%
Total other income (expense)	83,093	426,501	(343,408)	-80.5%
(Loss) before income taxes	(3,596,545)	(22,697,547)	19,101,002	-84.2%
Provision for income taxes	-	516,731	(516,731)	-100.0%
Net (loss) from continuing operations	$(3,596,545)	$(23,214,278)	19,617,733	-84.5%
Net (loss) from discontinued operations	-	(8,768,658)	8,768,658	-100.0%
Net (Loss)	(3,596,545)	(31,982,936)	28,386,391	-88.8%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	6,086,889	3,262,613	2,824,276	86.6%
Comprehensive (loss)	$2,490,344	$(28,720,323)	31,210,667	-108.7%

Net Sales

Total net sales for the three months ended December 31, 2022 were $24,539,207, a decrease of $14,819,929 or 37.7%, from $39,359,136 for the three months ended December 31, 2021. This decrease was mainly due to the decrease for Gufeng’s net sales.

For the three months ended December 31, 2022, Jinong’s net sales decreased $5,123,770, or 34.2%, to $9,842,749 from $14,966,519 for the three months ended December 31, 2021. This decrease was mainly due to Jinong’s lower sales volume in the last three months. Jinong sold approximately 7,400 metric tons of fertilizer products for the three months ended December 31, 2022, decreased 7,871 tons or 51.5%, as compared to 15,271 metric tons for the three months ended December 31, 2021.

For the three months ended December 31, 2022, Gufeng’s net sales were $11,849,719, a decrease of $9,723,695 or 45.1%, from $21,573,414 for the three months ended December 31, 2021. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 23,394 metric tons of fertilizer products for the three months ended December 31, 2022, decreased 35,612 tons or 60.4%, as compared to 59,007 metric tons for the three months ended December 31, 2021.

For the three months ended December 31, 2022, Yuxing’s net sales were $2,846,739, a slightly increase of $27,536 or 1.0%, from $2,819,203 for the three months ended December 31, 2021.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2022 was $20,024,790, a decrease of $12,484,935, or 38.4%, from $32,509,725 for the three months ended December 31, 2021. The decrease was mainly due to 45.3% decrease in Gufeng’s cost of goods sold.

Cost of goods sold by Jinong for the three months ended December 31, 2022 was $7,152,122, a decrease of $3,838,494, or 34.9%, from $10,990,616 for the three months ended December 31, 2021. The decrease in cost of goods was primarily due to lower net sales in last three months.

Cost of goods sold by Gufeng for the three months ended December 31, 2022 was $10,477,612, a decrease of $8,667,276, or 45.3%, from $19,144,888 for the three months ended December 31, 2021. This decrease was primarily due to the 45.1% decrease in net sale in last three months.

For three months ended December 31, 2022, cost of goods sold by Yuxing was $2,395,056, a slightly increase of $20,835, or 0.9%, from $2,374,221 for the three months ended December 31, 2021.

Gross Profit

Total gross profit for the three months ended December 31, 2022 decreased by $2,334,994, or 34.1%, to $4,514,417, as compared to $6,849,411 for the three months ended December 31, 2021. Gross profit margin percentage was 18.4% and 17.4% for the three months Ended December 31, 2022 and 2021, respectively.

Gross profit generated by Jinong decreased by $1,285,276, or 32.3%, to $2,690,627 for the three months ended December 31, 2022 from $3,975,903 for the three months ended December 31, 2021. Gross profit margin percentage from Jinong’s sales was approximately 27.3% and 26.6% for the three months Ended December 31, 2022 and 2021, respectively. The increase in gross profit margin percentage was mainly due to the higher unit sales price for Jinong for the three months ended December 31,2022.

For the three months ended December 31, 2022, gross profit generated by Gufeng was $1,372,107, a decrease of $1,056,419, or 43.5%, from $2,428,526 for the three months ended December 31, 2021. Gross profit margin percentage from Gufeng’s sales was approximately 11.6% and 11.3% for the three months ended December 31, 2022 and 2021, respectively. The increase in gross profit margin percentage was mainly due to the higher unit sales price for Gufeng for the three months ended December 31,2022.

For the three months ended December 31, 2022, gross profit generated by Yuxing was $451,683, an increase of $6,701, or 1.5% from $444,982 for the three months ended December 31, 2021. The gross profit margin percentage was approximately 15.9% and 15.8% for the three months Ended December 31, 2022 and 2021, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,658,654, or 6.8%, of net sales for the three months ended December 31, 2022, as compared to $2,966,861, or 7.5%, of net sales for the three months ended December 31, 2021, a decrease of $1,308,207, or 44.1%. The decrease in selling expense was caused by the decrease in marketing activities.

The selling expenses of Jinong for the three months ended December 31, 2022 were $1,585,196 or 16.1% of Jinong’s net sales, as compared to selling expenses of $2,873,376 or 19.2% of Jinong’s net sales for the three months ended December 31, 2021.The selling expenses of Yuxing were $15,210 or 0.5% of Yuxing’s net sales for the three months ended December 31, 2022, as compared to $15,596 or 0.6% of Yuxing’s net sales for the three months ended December 31, 2021. The selling expenses of Gufeng were $58,247 or 0.5% of Gufeng’s net sales for the three months ended December 31, 2022, as compared to $77,980 or 0.4% of Gufeng’s net sales for the three months ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $6,535,402, or 26.6% of net sales for the three months ended December 31, 2022, as compared to $27,006,599, or 68.6% of net sales for the three months ended December 31, 2021, a decrease of $20,471,197, or 75.8%. The decrease in general and administrative expenses was mainly due to lower bad debts expense.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the three months ended December 31, 2022 was $83,093, as compared to other income of $426,501 for the three months ended December 31, 2021, a decrease of $343,408 or 80.5%. The decrease in total other income resulted from lower investment gain for three months ended December 31, 2022.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the three months ended December 31, 2022 and 2021.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the three months ended December 31, 2022 and 2021.

Yuxing has no income tax for the Three months Ended December 31, 2022 and 2021 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net (loss) for the three months ended December 31, 2022 was $(3,596,545), a decrease in loss of $28,386,391, or 88.8%, compared to net (loss) of $(31,982,936) for the three months ended December 31, 2021. Net (loss) as a percentage of total net sales was approximately -14.7% and -81.3% for the three months Ended December 31, 2022 and 2021, respectively.

Net (loss) from continuing operations for the three months ended December 31, 2022 was $(3,596,545), a decrease of loss with amount of $19,617,733, or 84.5%, compared to net (loss) of $(23,214,278) for the three months ended December 31, 2021. The decrease was mainly due to lower General and administrative expenses.

Net (loss) from discontinued operations was 0 and $(8,768,658) for the three months ended December 31, 2022 and 2021.

Six months ended December 31, 2022 Compared to the Six months ended December 31, 2021.

	2022	2021	Change $	Change %
Sales
Jinong	$21,990,751	$30,128,261	(8,137,510)	-27.0%
Gufeng	24,428,541	36,361,666	(11,933,125)	-32.8%
Yuxing	5,717,240	5,708,097	9,143	0.2%
Net sales	52,136,532	72,198,024	(20,061,492)	-27.8%
Cost of goods sold
Jinong	15,912,292	22,082,927	(6,170,635)	-27.9%
Gufeng	21,732,489	32,002,150	(10,269,661)	-32.1%
Yuxing	4,792,525	4,763,688	28,837	0.6%
Cost of goods sold	42,437,306	58,848,765	(16,411,459)	-27.9%
Gross profit	9,699,226	13,349,259	(3,650,033)	-27.3%
Operating expenses
Selling expenses	4,096,008	6,396,304	(2,300,296)	-36.0%
General and administrative expenses	9,820,517	43,322,448	(33,501,932)	-77.3%
Total operating expenses	13,916,525	49,718,752	(35,802,228)	-72.0%
Income (loss) from operations	(4,217,299)	(36,369,493)	32,152,195	-88.4%
Other income (expense)
Other income (expense)	109,861	459,515	(349,654)	-76.1%
Interest income	132,761	75,879	56,882	75.0%
Interest expense	(149,983)	(138,429)	(11,554)	8.3%
Total other income (expense)	92,639	396,965	(304,326)	-76.7%
(Loss) before income taxes	(4,124,660)	(35,972,529)	31,847,869	-88.5%
Provision for income taxes	-	587,195	(587,195)	-100.0%
Net (loss) from continuing operations	$(4,124,660)	$(36,559,724)	32,435,064	-88.7%
Net (loss) from discontinued operations	-	(10,500,420)	10,500,420	-100.0%
Net (Loss)	(4,124,660)	(47,060,144)	42,935,484	-91.2%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(4,833,269)	3,719,187	(8,552,456)	-230.0%
Comprehensive (loss)	$(8,957,929)	$(43,340,957)	34,535,028	-79.3%

Net Sales

Total net sales for the six months ended December 31, 2022 were $52,136,532 a decrease of $20,061,492 or 27.8%, from $72,198,024 for the six months ended December 31, 2021. This decrease was primarily due to a decrease in Gufeng’ net sales.

For the six months ended December 31, 2022, Jinong’s net sales decreased $8,137,510, or 27.0%, to $21,990,751 from $30,128,261 for the six months ended December 31, 2021. This decrease was mainly due to Jinong’s lower sales volume in the last six months. Jinong sold 16,785 ton of products for the six months ended December 31, 2022, comparing to 30,498 for the six months ended December 31, 2021.

For the six months ended December 31, 2022, Gufeng’s net sales were $24,428,541, a decrease of $11,933,125, or 32.8%, from $36,361,666 for the six months ended December 31, 2021. This decrease was mainly due to the decrease in Gufeng’s sales volume in the last six months. Gufeng sold 47,565 ton of products for the six months ended December 31, 2022, comparing to 97,778 for the six months ended December 31, 2021.

For the six months ended December 31, 2022, Yuxing’s net sales were $5,717,240, an increase of $9,143 or 0.2%, from $5,708,097 for the six months ended December 31, 2021.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2022 was $ 42,437,306, a decrease of $16,411,459, or 27.9%, from $58,848,765 for the six months ended December 31, 2021. The decrease was mainly due to the decrease in Gufeng’s cost of goods sold which decreased 32.1%.

Cost of goods sold by Jinong for the six months ended December 31, 2022 was $15,912,292, a decrease of $6,170,635, or 27.9%, from $22,082,927 for the six months ended December 31, 2021. The decrease in cost of goods was primarily due to the decrease in net sales during the last six months.

Cost of goods sold by Gufeng for the six months ended December 31, 2022 was $21,732,489, a decrease of $10,269,661, or 32.1%, from $32,002,150 for the six months ended December 31, 2021. This decrease was primarily due to the 32.8% decrease in net sale during the last six months.

For six months ended December 31, 2022, cost of goods sold by Yuxing was $4,792,525, an increase of $28,837, or 0.6%, from $4,763,688 for the six months ended December 31, 2021. This increase was mainly due to the 0.2% increase in Yuxing’s net sales during the last six months.

Gross Profit

Total gross profit for the six months ended December 31, 2022 decreased by $3,650,033, or 27.3%, to $9,699,226, as compared to $13,349,259 for the six months ended December 31, 2021. Gross profit margin was 18.6% and 18.5% for the six months ended December 31, 2022 and 2021, respectively.

Gross profit generated by Jinong decreased by $1,966,875 or 24.4%, to $6,078,459 for the six months ended December 31, 2022 from $8,045,334 for the six months ended December 31, 2021. Gross profit margin from Jinong’s sales was approximately 27.6% and 26.7% for the six months ended December 31, 2022 and 2021, respectively.

For the six months ended December 31, 2022, gross profit generated by Gufeng was $2,696,052, a decrease of $1,663,464, or 38.2%, from $4,359,516 for the six months ended December 31, 2021. Gross profit margin from Gufeng’s sales was approximately 11.0% and 12.0% for the six months ended December 31, 2022 and 2021, respectively. The decrease in gross profit margin was mainly due to higher product costs.

For the six months ended December 31, 2022, gross profit generated by Yuxing was $ 924,715, a decrease of $19,694, or 2.1% from $944,409 for the six months ended December 31, 2021. The gross profit margin was approximately 16.2% and 16.5% for the six months ended December 31, 2022 and 2021, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $ 4,096,008, or 7.9%, of net sales for the six months ended December 31, 2022, as compared to $6,396,304, or 8.9% of net sales for the six months ended December 31, 2021, a decrease of $2,300,296 or 36.0%.

The selling expenses of Jinong for the six months ended December 31, 2022 were $3,937,018 or 17.9% of Jinong’s net sales, as compared to selling expenses of $6,203,367 or 20.6% of Jinong’s net sales for the six months ended December 31, 2021. The selling expenses of Yuxing were $34,256 or 0.6% of Yuxing’s net sales for the six months ended December 31, 2022, as compared to $29,376 or 0.5% of Yuxing’s net sales for the six months ended December 31, 2021. The selling expenses of Gufeng were $124,734 or 0.5% of Gufeng’s net sales for the six months ended December 31, 2022, as compared to $163,561 or 0.4% of Gufeng’s net sales for the six months ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $9,820,517, or 18.8% of net sales for the six months ended December 31, 2022, as compared to $43,322,448, or 60.0% of net sales for the six months ended December 31, 2021, a decrease of $33,501,932, or 77.3%.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the six months ended December 31, 2022 was $92,639, as compared to $396,965 for the six months ended December 31, 2021, a decrease in income of $304,326 or 76.7%. The decrease in total other income resulted from lower investment gain for six months ended December 31, 2022.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred income tax expenses of 0 for the six months ended December 31, 2022 and 2021.

Gufeng is subject to a tax rate of 25%, incurred 0 income tax expenses for the six months ended December 31, 2022 and 2021.

Yuxing has no income tax for the six months ended December 31, 2022 and 2021 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Net Income (loss)

Net (loss) for the six months ended December 31, 2022 was $(4,124,660), a decrease of loss with amount of $42,935,484, or 91.2%, compared to $(47,060,144) for the six months ended December 31, 2021. The decrease was mainly due to lower general and administrative expenses. Net (loss) as a percentage of total net sales was approximately -7.9% and -65.2% for the six months ended December 31, 2022 and 2021, respectively.

Net (loss) from continuing operations for the six months ended December 31, 2022 was $(4,124,660), a decrease of loss with amount of $32,435,064, or 88.7%, compared to $(36,559,724) for the six months ended December 31, 2021. The decrease was mainly due to lower General and administrative expenses.

Net (loss) from discontinued operations for the six months ended December 31, 2022 was 0, a decrease of loss with amount of $10,500,420 or 100.0%, compared to net (loss) with amount of $(10,500,420) for the six months ended December 31, 2021.

Discussion of Segment Profitability Measures

As of December 31, 2022, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, and the production and sale of high-quality agricultural products by Yuxing. For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production) and Yuxing (agricultural products production). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net (loss) decreased by $5,635,567, or 90.8%, to $(570,428) for the six months ended December 31, 2022, from net (loss) of $(6,205,995) for the six months ended December 31, 2021. The decrease in net (loss) was principally due to lower general and administrative expense.

For Gufeng, the net (loss) decreased by $27,777,553, or 92.2%, to net (loss) of $(2,336,623) for the six months ended December 31, 2022, from net (loss) of $(30,114,176) for the six months ended December 31, 2021. The decrease was principally due to the decrease in general and administrative expense.

For Yuxing, the net income increased $97,172 or 24.5%, to $494,176 for the six months ended December 31, 2022 from $397,004 for the six months ended December 31, 2021. The increase was mainly due to the decrease in general and administrative expense.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of December 31, 2022, cash and cash equivalents were $74,119,148, an increase of $16,348,846, or 28.3%, from $57,770,303 as of June 30, 2022.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(2,803,848)	$1,640,536
Net cash provided by (used in) investing activities	589,722	1,790,332
Net cash provided by financing activities	19,872,445	-
Effect of exchange rate change on cash and cash equivalents	(1,309,475)	1,582,358
Net increase in cash and cash equivalents	16,348,845	5,013,226
Cash and cash equivalents, beginning balance	57,770,303	18,593,944
Cash and cash equivalents, ending balance	$74,119,148	$23,607,170

Operating Activities

Net cash used in operating activities was $2,803,848 for the six months ended December 31, 2022, an increase of $4,444,383, or 270.9%, from cash provided by operating activities of $1,640,536 for the six months ended December 31, 2021. The increase in cash used in operating activities was mainly due to an increase in inventories during the six months ended December 31, 2022 as compared to the same period in 2021.

Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2022 was $589,722, a decrease of $1,200,610, or 67.1%, compared to cash used in investing activities of $1,790,332 for the six months ended December 31, 2021. The decrease was mainly due to less fund received for the sales of discontinued operations during the six months ended December 31, 2022.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2022 was $19,872,445, an increase of $19,872,445, or 100.0% compared to 0 net cash provided by financing activities for the six months ended December 31, 2021. The increase was mainly due to the proceeds from sales of common stock with amount of $16,757,130 and the proceeds from loans with amount of $2,865,315 for Jinong during the six months ended December 31, 2022.

As of December 31, 2022, and June 30, 2022, our loans payable was as follows:

	December 31,	June 30,
	2022	2022
Short term loans payable:	$5,651,100	$4,031,100
Long term loans payable:	1,159,200
Total	$6,810,300	$4,031,100

Accounts Receivable

We had accounts receivable of $27,681,097 as of December 31, 2022, as compared to $28,792,891 as of June 30, 2022, a decrease of $1,111,794, or 3.9%.

Allowance for doubtful accounts in accounts receivable as of December 31, 2022 was $56,174,302, a decrease of $1,825,964, or 3.1%, from $58,000,266 as of June 30, 2022. And the allowance for doubtful accounts as a percentage of accounts receivable was 67.0% as of December 31, 2022 and 66.8% as of June 30, 2022.

Deferred assets

We had no deferred assets as of December 31, 2022 and June 30, 2022. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of December 31, 2022.

Inventories

We had inventories of $45,820,848 as of December 31, 2022, as compared to $42,198,186 as of June 30, 2022, a increase of $3,622,662, or 8.6%. The increase was primarily attributable to Yuxing’s inventory. As of December 31, 2022, Yuxing’s inventory was $ 24,298,292, compared to $ 22,062,527 as of June 30, 2022, an increase of $ 2,235,765, or 10.1%. The company confirmed the loss of $2 million and $11 million of inventories for the six months ended December 31, 2022 and 2021, respectively.

Advances to Suppliers

We had advances to suppliers of $7,272,629 as of December 31, 2022 as compared to $20,711,891 as of June 30, 2022, representing a decrease of $13,439,262, or 64.9%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,928,691 as of December 31, 2022 as compared to $1,670,655 as of June 30, 2022, representing an increase of $ 258,035, or 15.4%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $7,518,719 as of December 31, 2022 as compared to $7,994,669 as of June 30, 2022, representing a decrease of $475,950, or 6.0%. The decrease was mainly attributable to Jinong’ $ 3,065,726 unearned revenue as of December 31, 2022, compared to $3,539,323 unearned revenue as of June 30, 2022, decreased $473,597, or 13.4%, caused by the advance deposits made by clients. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of December 31, 2022.

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

As of December 31, 2022, we were organized into three main business units: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). For financial reporting purpose, our operations were organized into three main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), and Yuxing (agricultural products production). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2022, our accumulated other comprehensive loss was $18 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2022 and December 31, 2022, China’s currency decreased by a cumulative 2.9% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of December 31, 2022 and June 30, 2022 was $5.7 million and $4.0 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended December 31, 2022. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately seven months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended December 31, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2022, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: February 21, 2023	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: February 21, 2023	By:	/s/ Zhibiao Pan
	Name:	Zhibiao Pan
	Title:	Co-Chief Executive Officer
(principal executive officer)

Date: February 21, 2023	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.