Form 10-K
period 2023-06-30
China Green Agriculture, Inc.
filed 2023-11-03
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $35,543,100 as of December 31, 2022, based on the closing price $4.04 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on November 3, 2023, was 13,380,914.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED June 30, 2023

i

PART I

Item 1. Business

China Green Agriculture, Inc. (‘we” or “the Company”) is primarily engaged in the research, development, production, and sale of various types of fertilizers and agricultural products in the People’s Republic of China (“PRC”) through its wholly owned Chinese subsidiaries, Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), and Beijing Gufeng Chemical Products Co., Ltd., (“Gufeng”), both of which are engaged in fertilizer production. In addition, we operate through variable interest entities (the “VIEs”), including Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), engaged in agricultural products production, and Tianjuyuan Fertilizer Co. Ltd. Since March 2023, we started to purchase digital assets mining machines and established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware and mined digital assets bitcoin in the State of Texas. Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong; and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers, and mixed organic-inorganic compound fertilizer produced through Gufeng. In addition, through Yuxing, we develop and produce agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. Besides, through Antaeus, we produce or “mine” digital assets bitcoin with a focus on the blockchain ecosystem and the generation of digital assets.

Fertilizer production is our core business and we generated approximately $114,275,845, $157,094,514, and $170,244,087, or 92.1%, 93.3%, and 93.9% of our total revenues (excluding discontinued operations) for the years ended June 30, 2023, 2022 and 2021, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2023.

As of June 30, 2023, we sold our products through a network of 1,328 regional distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 52.2% of our fertilizer revenues for the fiscal year ended June 30, 2023.

As of June 30, 2023, we have developed 406 different fertilizer products. We conduct our research and development activities through Yuxing, one of Jinong’s VIEs, which tests new fertilizers and grows high quality flowers, vegetables and seedlings for commercial sales.

During the fiscal years ended June 30, 2023, 2022 and 2021, our revenues from continuing operations were $124,140,355, $168,450,904, and $181,282,753, respectively; our net loss for these periods was $(13,281,985), $(80,522,696), and $(124,993,809), respectively.

Recent Developments

Establishment of Crypto Currency Mining Business

On March 13, 2023, the Company established Antaeus Tech Inc. under the laws of the state of Delaware. From April 10, 2023, Antaeus started to purchase Bitmain Antminer S19 Pro mining machines and began mining crypto currency in West Texas.

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

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine bitcoin in West Texas.

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

Fertilizer Industry Analysis

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

Additionally, government support for the agriculture industry in China can act as an additional boost to the fertilizer industry in China. However, we anticipate organic fertilizers will become an emerging segment in the coming years, given the additional subsidies for farming, elimination of certain land taxes, and land reform initiatives to be implemented by the PRC government to promote the growing of organic produce. We believe the demand for fertilizer will continue to grow because of increase in food demand, decrease in arable land and reduction of crop yields. The demand for fertilizers nationwide is continuously expected to increase by millions of tons of nutrient, with an expected compound annual growth rate of 7.7% from 2016 to 2023.

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

According to the Investment and Forecast Report on China Green Food Industry 2012-2022 by Research in China, a Chinese market research company, the green food industry is a high growth industry with significant investment potential. According to the report, leading green food producers will experience huge growth when they achieve national and provincial agricultural industrialization with the support of favorable government policies and tax incentives.

Fertilizer Growth Strategy

We believe that our increased production capacity and our research and development capability, along with the new sales segment, positions us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 406 products. In the future, we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

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

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 406 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale. In our sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by us or by other manufacturers.

Fertilizer Products

Fertilizer manufacturing is our core business, which accounts for approximately 92.1% of total revenues. The self-manufactured fertilizers are produced and sold through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredients essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilizing soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

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

We have a multi-tiered product line of 406 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2023, 2022 and 2021, we recorded $114,275,845, $157,094,514, and $170,244,087, respectively, in gross revenues from sales of our fertilizer products (excluding discontinued operations), representing 92.1%, 93.3%, and 93.9% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 336 fertilizer products. 48.7% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 51.3% from compound fertilizer for the fiscal year ended June 30, 2023.

Agricultural Products

Our subsidiary, Yuxing, one of Jinong’s VIEs, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2023, 2022 and 2021, were $9,654,168, $11,356,390, and $11,038,666, respectively, representing 7.8%, 6.7%, and 6.1% of our total revenues (excluding discontinued operations), respectively.

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

We produced and sold a total of approximately 175,519 metric tons of fertilizer products during the fiscal year ended June 30, 2023.

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

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2023, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 45.3% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2023, Gufeng experienced seasonal variation. 66.9% of Gufeng’s annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring).

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

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2023, the following five PRC provinces collectively accounted for 66.0% of our fertilizer manufacturing revenue: Hebei (32.8%), Liaoning (10.6%), Inner Mongolia (9.1%), Heilongjiang (7.0%), and Jilin (6.4%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.1% of our total fertilizer revenues in fiscal 2023.

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

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2023, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Gufeng Compound Fertilizer NPK40%	73,150	36,450,276	31.9%
2	Organic/Inorganic Compound Fertilizer (humic acid) NPK46	68,285	36,328,602	31.8%
3	Jinong Chongshifei Fertilizer (humic acid)	3,520	5,475,911	4.8%
4	Jinong Letu Fertilizer (humic acid)	3,360	3,356,373	2.9%
5	Jinong Guangpu Fertilizer (humic acid)	1,034	2,498,399	2.2%

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2023, we sold our products through a nationwide constructed network of about 1,328 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2023, sales of our self-manufactured products to our top five distributors accounted for approximately 52.2% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

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

The capital expenditure and other payments on Yuxing’s construction, net of accumulated depreciation, were approximately $5,897,062, $6,936,623 and $8,295,772 during the fiscal years ending of June 30, 2023, 2022 and 2021, respectively. The research and development center helps expand our output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products. The facility at Yuxing enhances our capability to produce more products while shortening the development cycle, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2023, we sold approximately $9,654,168 of these agricultural products.

	FY 2023	FY 2022	FY 2021
Machines, Buildings and Equipment	$5,887,278	$6,926,023	$8,198,256
Construction in Progress	$9,784	$10,600	$97,516
Total	$5,897,062	$6,936,623	$8,295,772

New Products

With our research and development capabilities, we have developed 406 products and continue to develop new products. During the fiscal year ended June 30, 2023, we developed 5 new products of liquid fertilizers and eliminated 15 obsolete products.

In addition to developing new fertilizer products, we also developed soilless seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

We hold the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Registration Number	Valid term
Huang Cheng Gen	No.5219720	June 28, 2019 to June 27, 2029
Mei Er An	No.1508004	January 21, 2021 to January 20, 2031
KEBA	No.10045980	December 07, 2022 to December 06, 2032
KEBA	No.10046405	December 14, 2022 to December 13, 2032
KEBA	No.10045898	March 07, 2023 to March 06, 2033
KEBA	No.10046344	March 07, 2023 to March 06, 2033
AGR GFJ	No.3320281	May 28, 2014 to May 27, 2024
SPR HOP	No.3320282	May 28, 2014 to May 27, 2024
T.J.Y	No.3320283	May 28, 2014 to May 27, 2024
KEBA	No.760379	August 14, 2005 to August 13, 2025

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 1,328 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development are managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2023, we generated approximately $9,654,168 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses on an 88-acre parcel of land relating to Yuxing’s pending research and development center, which expands output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products.

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

Automated Production Line and Process. All Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bin. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2023, Jinong’s highly advanced production lines can manufacture a multi-tiered line of 70 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other can produce liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

Operating license. Our operating license enables us to (1) undertake research and development, production, sales and services of humic-acid liquid fertilizer, (2) sell pesticides, and (3) export and import products, technology and equipment. Jinong’s license (Registration No. 91610000719728326A) is valid until August 8, 2057, and the license is renewable. Gufeng and Tianjuyuan maintain valid operating licenses with expiration dates of August 1, 2043 (for the license with Registration No. 911101171029177688) and no-fixed term (for the license with Registration No.91110117802949525L), respectively.

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

Bitcoin

Overview of Bitcoin

Bitcoin is a decentralized digital asset that operates on a peer-to-peer network, allowing users to send and receive payments without the need for intermediaries such as banks. This is made possible through the use of blockchain technology, which is a distributed ledger that records and verifies all transactions on the network.

The Bitcoin blockchain is a public, transparent, and immutable record of all transactions that have ever occurred on the network. This ledger is maintained by a network of computers, known as nodes, that work together to verify and validate new transactions. Each transaction is cryptographically signed and added to the blockchain as a new block, which is then permanently recorded and cannot be altered or deleted.

One of the key advantages of the Bitcoin blockchain is that it allows for trustless, secure transactions without the need for a central authority. Because the blockchain is decentralized and transparent, all users can verify the legitimacy of a transaction without having to rely on a third party. This eliminates the need for intermediaries, which can be slow and expensive, and it also makes the network resistant to censorship and fraud.

Bitcoin’s decentralized and transparent nature makes it secure, efficient, and accessible, and gives it the potential to enable new forms of value exchange and innovation

Overview of Bitcoin “Halving” Events

The Bitcoin halving is a phenomenon that occurs approximately every four years on the Bitcoin network. The halving is a key part of the Bitcoin protocol, and it serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For bitcoin the reward was initially set at 50 bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; (3) on May 11, 2020 at block height 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur on or around March 2024 at block height 840,000. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21,000 thousand and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140.

Overview of Bitcoin Mining

Bitcoin mining is the process by which new bitcoin are created and transactions on the Bitcoin network are verified. In order to mine bitcoin, mining rigs use specialized computer hardware to win a lottery, which allows them to add new blocks to the bitcoin blockchain and receive a reward in the form of newly minted bitcoin. The bitcoin mining process serves several important functions in the bitcoin ecosystem.

First, bitcoin mining helps to secure the Bitcoin network by verifying transactions and preventing fraud. When a user sends a transaction on the Bitcoin network, it is broadcast to the network and added to the pool of unconfirmed transactions known as the “mempool.” Mining rigs then compete in a sort of lottery required to add these transactions to the blockchain, which is the decentralized ledger that records all Bitcoin transactions. When a mining rig successfully adds a new block to the blockchain, the transactions included in that block are considered confirmed, and the mining rig receives a reward in the form of newly minted bitcoin.

Second, bitcoin mining helps to decentralize the Bitcoin network and distribute new bitcoin in a fair and transparent manner. Unlike traditional currencies, which are issued and controlled by central banks, bitcoin is a decentralized digital asset that is not controlled by any government or institution. Instead, new bitcoin is created and distributed through the mining process, which allows anyone with the necessary hardware and expertise to participate in the mining process and potentially earn rewards. This decentralized distribution of new bitcoin helps to ensure that the supply of the digital assets is controlled in a fair and transparent manner.

Third, bitcoin mining plays a key role in the maintenance and growth of the Bitcoin network. The mining process helps to support the infrastructure of the network by providing the computational power needed to verify transactions and add new blocks to the blockchain. As more people become interested in mining bitcoin, the network becomes more secure and efficient.

Factors Affecting Profitability of Bitcoin

Market Price of Bitcoin: Our business is heavily dependent on the price of bitcoin. The prices of digital assets, including bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand which are beyond our control.

Halving: The halving is an important part of the Bitcoin ecosystem, and it is closely watched by miners, investors, and other participants in the digital assets market. Each halving event has historically been associated with significant price movements in the value of bitcoin.

Network Hash Rate and Difficulty: Generally, a bitcoin mining rig’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the mining rig’s hash rate, relative to the global network hash rate (i.e., the aggregate amount of computing power devoted to supporting the Bitcoin blockchain at a given time). As demand for bitcoin has increased, the global network hash rate has increased rapidly, and as more adoption of bitcoin occurs, we expect the demand for new bitcoin will likewise increase as more mining companies are drawn into the industry by this increased demand. Further, as more and increasingly powerful mining rigs are deployed, the network difficulty for Bitcoin has increased. Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain, which is adjusted every 2016 blocks (every 2 weeks approximately) so that the average time between each block remains ten minutes. A high difficulty means that it will take more computing power to solve a block and earn a new bitcoin reward, which, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners deploy additional hash rate, the global network hash rate will continue to increase, meaning a miner’s share of the global network hash rate (and therefore its chance of earning bitcoin rewards) will decline if it fails to deploy additional hash rate at pace with the industry.

Research and Development for Bitcoin

We place a strong emphasis on research and development (R&D) as a key driver of innovation and growth. Our R&D process is designed to support the creation and development of new tools and processes that are an integral part of our overall business strategy and enhance our productivity as an advanced and sustainable bitcoin miner.

The first step in our R&D process is ideation, which is the process of generating and evaluating new ideas. We encourage our team members to come up with creative and innovative ideas, and we provide them with the resources and support they need to explore these ideas further.

Once we have identified a promising idea, the next step is to develop a prototype. This typically involves creating a small-scale version of the product or service, which can be tested and evaluated in order to identify potential issues and improve the design. We also conduct market research to understand the potential market for the product or service.

The final step in our R&D process is testing and validation. This involves conducting thorough testing of the prototype to identify any issues or flaws, and to ensure that it meets our quality standards. We also conduct market testing to gather feedback from real-world users, and we use this feedback to refine and improve the product or service.

Overall, our R&D process is designed to support the creation and development of innovative technology advancements that ensure we maintain our competitive advantages and improves our position as a leading bitcoin miner. We believe that this process is essential for driving growth and staying ahead of the competition, and we are committed to continuously improving and refining it to support our success.

Competition for Bitcoin

In digital assets mining, companies and individuals use computing power to solve cryptographic algorithms to record and publish transactions to blockchain ledgers or provide transaction verification services to the Bitcoin network in exchange for digital assets rewards. The current reward for verifying a block on the Bitcoin blockchain is 6.25 bitcoin. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers. Miners may organize themselves in mining pools. The Company competes or may in the future compete with other companies that focus all or a portion of their activities on owning or operating digital assets exchanges, developing programming for the blockchain, and mining activities. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.

Several public companies (traded in the U.S. and Internationally), such as the following, may be considered to compete with us:

●	Argo Blockchain plc

●	Bit Digital, Inc.

●	Bitdeer Technologies Group

●	Bitfarms, Ltd.

●	Cipher Mining Inc.

●	Cleanspark, Inc.

●	Greenidge Generation Holdings Inc.

●	Hive Blockchain Technologies Ltd.

●	Hut 8 Mining Corp.

●	Iris Energy Limited

●	Marathon Digital Holdings

●	Stronghold Digital Mining, Inc.

●	TeraWulf Inc.

While there is limited available information regarding our non-public competitors, we believe that our recent acquisition and ongoing deployment of miners positions us well among the publicly traded companies involved in the digital assets mining industry. The digital assets mining industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

Intellectual Property

We do not currently own any patents, trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights in connection with our existing and planned bitcoin mining related operations.

Seasonality for Bitcoin

Our business is not generally subject to seasonality. However, coin generation from our mining operations may vary depending on our total hash rate at a given point in time relative to the total hash rate of bitcoin. Our power revenue may vary due to external factors impacting supply and demand of electricity in the region including demand due to seasonal weather.

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

We had accounts receivable of $16,455,734 as of June 30, 2023, as compared to $28,792,891 and $102,783,004 (including discontinued operations) as of June 30, 2022 and 2021, respectively, decreases of $12,337,157 and decreases of $3,730,933, or 42.8% and 72.0% year over year. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts, when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter difficulties in their businesses. Any such failure may have a material adverse impact on our financial condition and results of operation.

Our concentration of customers could have a material adverse effect on us.

Gufeng’s top five distributors accounted for 80.9% of its revenues, with its largest distributor accounting for 16.2% of total revenues for the 2023 fiscal year. Jinong’s top five distributors accounted for 22.9% of its fertilizer revenues for the fiscal year ended June 30, 2023. If those major customers reduce or discontinue their product purchases from us and we are unable to find their replacements, it will adversely affect our results of operations.

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

While Gufeng had sales revenues of $74,028,542, for its fiscal year ended June 30, 2023, Gufeng’s net loss for such period was $(6,280,625). This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals.

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

Through Tianjuyuan, we rent approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”). The rental agreement was dated on February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “rental agreement”). The term of the rental agreement is from February 1, 2004 to January 31, 2054. We were informed by our PRC counsel that the rental agreement is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations. Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities to legitimize our right over the Premises. As of the date of this report, we were informed by the local government that our application materials for the land use right in issue has been moved up from the department in charge of general matters to the land administrative department of the local government and is under their review. However, there can be no assurance that such land use right certificate will be granted to us. Until we obtain the land use right certificate, there is a risk that the PRC government may declare the rental agreement invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises. As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

A severe or prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2023 were unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

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

According to the International Monetary Fund or IMF, the inflation rate in China fluctuated on an annual basis from a low rate of -1.4% in 1999 to the highest rate of 5.9% in 2008. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2020, 2021 and 2022 were increases of 0.2%, 1.5% and 1.8%, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars to be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In the fiscal year 2023, China’s currency decreased by a cumulative 7.6% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports more expensive and imports into China cheaper by that amount. The effect on trade can be substantial. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

Risks Related to Cybersecurity.

We may be exposed to cybersecurity threats and hacks, which could have a material adverse effect on our business, financial condition and results of operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our computer servers and computer systems may be vulnerable to cybersecurity risks, including denial-of-service attacks, physical or electronic break-ins, employee theft or misuse and similar disruptions from unauthorized tampering with our computer servers and computer systems. The preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our network, in unauthorized disclosure of confidential information or in a loss of our cryptocurrencies, it could cause significant damage to our reputation, lead to claims against us and ultimately have a material adverse effect on our business, financial condition and results of operations. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We may experience cybersecurity incidents such as telecom fraud.

Cyberattacks and security vulnerabilities could lead to increased costs, harm to employees.

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, undertake attacks that pose threats to our IT. These actors may use a wide variety of methods. Some fraudsters may steal the communication information of corporate executives such as WeChat, QQ, Dingding, and mail to trick corporate financial personnel to transfer money. They usually use “contract payment”, “deposit”, “business payment” and other reasons to induce the company’s financial personnel to transfer money from the company’s account. Financial personnel may not ask the relevant personnel for instructions and approval before the transfer of funds, and when the criminal suspects send instructions through QQ, they do not communicate and verify with the relevant person in charge of the company, and transfer the money to others’ accounts without authorization, resulting in the loss of the company’s property. Some fraudsters pose as national public security personnel, on the grounds of involvement, anti-money laundering, etc., to induce the click of unknown network links, by installing Trojan viruses in electronic products tools, steal online banking or mobile banking information, and directly steal funds. Telecom network fraud cases show a trend of multiple, and the amount of money involved is huge. These risks, if realized, may increase our costs, damage our reputation, or negatively impact our revenues or margins.

We actively improve the corresponding rules and regulations, clear job responsibilities, strengthen vocational skills training, strengthen anti-fraud publicity, popularize anti-fraud knowledge, enhance prevention awareness, and strengthen the ability to prevent telecom fraud. In addition, in order to defend against security threats to our IT systems, we need to constantly update security tools such as more secure firewalls and anti-virus software.

We may experience cybersecurity incidents such as intellectual property theft.

Intellectual property theft can cause organizations to suffer significant financial losses, and not only that, it can also raise compliance and legal issues, affecting our operations and growth.

Common forms of intellectual property theft include hacking, abuse of access by employees and subcontractors, and human error. Cybercriminals can gain unauthorized access to sensitive data and intellectual property through techniques such as phishing and malware infiltration. Dealing with stolen intellectual property is a lengthy and expensive process that can take years of legal proceedings.

Protecting intellectual property involves taking steps to ensure the security of confidential information in a company’s digital systems and physical environment, which includes the following practices: identifying the most valuable data, identifying security vulnerabilities in systems, regularly reviewing access to all IP, establishing a data security policy, establishing a baseline of normal activities, and employee education.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

There is no private ownership of land in China. All land is owned by the PRC government on behalf of all Chinese citizens or collectively owned by farmers. Land use rights can be granted or transferred with or without consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is rented from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2018 at monthly rent of RMB28,000 (approximately $3,858) for 612 square meters (approximately 6,588 square feet) of office space.

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

Tianjuyuan rents approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing. Under the rental agreement dated February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District. The rental term is from February 1, 2004 to January 31, 2054. While the rental agreement was recognized previously by our PRC counsel as invalid and unenforceable due to its permitted use, we have since obtained the proper land use right certificate from the relevant government entity.

Antaeus rents approximately 404 square meters (4,348 square feet) of office in Austin, Texas. The rental term is from April 2, 2023 to April 1, 2024.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – Research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 * (1)

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Rent from February 2004 to January 2054

Austin – Bitcoin (Antaeus)	7718 Wood Hollow Drive, Suite 201, Austin, TX 78731	404 sq. m. (4,348 sq. ft.)	Rent from April 2023 to April 2024

* (1)	As of June 30, 2023, the encumbrances over our land use right and building ownership are summarized as below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate (Per Annum)	Property under Mortgage
1	RMB 10 million	Beijing Bank -Pinggu Branch	June 5, 2023-	Mortgage	4.15%	Tianjuyuan’s land
	($1,378,000)		June 5, 2024
2	RMB 10 million	Huaxia Bank -HuaiRou Branch	June 29, 2023-	Mortgage	3.65%	Tianjuyuan’s land
	($1,378,000)		June 29, 2024
3	RMB 7 million	Pinggu New Village Bank	June 29, 2023-	Mortgage	5.00%	Tianjuyuan’s land
	($964,600)		June 28, 2024
4	RMB 7.6 million	Industrial Bank Co. Ltd	August 19, 2022-	Mortgage	3.98%	Office Building
	($1,047,280)		August 18, 2024
5	RMB 11 million	Xian Bank	September 30, 2022-	Mortgage	3.90%	Jinong’s land
	($1,515,800)		September 29, 2023

Item 3. Legal Proceedings

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On September 30, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021. The plaintiff amended the complaint on Oct 30, 2021. On August 30, 2022, the Southern District of New York federal court presiding over the case issued an order granting motions to dismiss all claims in the amended complaint against the Company, its executives, and its independent directors. On September 6, 2022, the plaintiff filed a notice of civil appeal to the U.S. Court of Appeals, Second Circuit. The appeal has now been fully briefed and the Company expects a decision to issue sometime in the coming year.

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

From time to time, the Company is a party to various legal actions or disputes that arise in the ordinary course of our business that we believe will not have a material effect on our business or financial condition, including claims and lawsuits alleging breaches of our contractual obligations. See Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

This item is not applicable to us.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 13,380,914 shares of which were outstanding as of November 3, 2023, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of November 3, 2023. Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA.”

Holders

As of November 3, 2023, there were approximately 345 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

On August 10, 2023, the Board adopted the Company’s 2023 Plan, which is subject to the approval by our stockholders under Proposal No. 2 in the forthcoming annual meeting to be held on November 7, 2023.

As of November 3, 2023, there were no outstanding options to purchase any shares of common stock granted under the Plans. Options granted in the future under the Plans are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under the Plans as of November 3, 2023.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for Future Issuance Under Equity compensation Plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	59,011
Equity compensation plans to be approved by security holders	—	—	2,700,000
Total	—	$—	2,759,011

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2016 and ending on June 30, 2023.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company’s equity securities during the fiscal year ended June 30, 2023, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2023, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Unless the context indicates otherwise, as used in the notes to the financial statements of the Company, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity in the PRC (“VIE”) controlled by Jinong through contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”); (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”). Yuxing may also collectively be referred to as the “the VIE Company”, and (vi)Antaeus Tech, Inc. (“Antaeus”), a wholly-owned subsidiary of Green Nevada incorporated in the State of Delaware.

Unless the context otherwise requires, all references to (i) “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; and (iii) “RMB”, “Yuan” and Renminbi are to the currency of the PRC or China.

Overview

We are engaged in the research, development, production, and sale of various types of fertilizers, agricultural products and bitcoin in the PRC and United State through our wholly owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), our VIE, Yuxing and our wholly owned U.S. subsidiary Antaeus. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly concentrated water-soluble fertilizer, and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. Besides, we engaged in the mining of digital assets bitcoin through Antaeus. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Yuxing), and bitcoin (Antaeus).

The fertilizer business conducted by Jinong and Gufeng generated approximately 92.1% and 93.3% of our total revenues for the years ended June 30, 2023 and 2022, respectively. Yuxing generated 7.8% and 6.7% of our revenues for the years ended June 30, 2023 and 2022, respectively. Yuxing serves as a research and development base for our fertilizer products. Antaeus generated 0.2% and 0% of our revenues for the years ended June 30, 2023 and 2022, respectively.

Fertilizer Products

As of June 30, 2023, we had developed, produced, and sold a total of 406 different fertilizer products in use, of which 70 were developed and produced by Jinong and 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2022 to 2023
	2023	2022	Amount	%
	(metric tons)
Jinong	31,637	59,807	(28,170)	-47.1%
Gufeng	143,882	227,353	(83,471)	-36.7%
	175,519	287,160	(111,641)	-38.9%

	Year Ended June 30,
	2023	2022
	(revenue per tons)
Jinong	$1,279	913
Gufeng	516	452

For the fiscal year ended June 30, 2023, we sold approximately 175,519 metric tons of fertilizer products, as compared to 287,160 metric tons for the fiscal year ended June 30, 2022. For the fiscal year ended June 30, 2023, Jinong sold approximately 31,637 metric tons of fertilizer products, as compared to 59,807 metric tons for the fiscal year ended June 30, 2022. For the fiscal year ended June 30, 2023, Gufeng sold approximately 143,882 metric tons of fertilizer products, as compared to 227,353 metric tons for the fiscal year ended June 30, 2022.

Our sales of fertilizer products to five provinces accounted for approximately 66.0% of our manufactured fertilizer revenue for year ended June 30, 2023. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Hebei (32.8%), Liaoning (10.6%), Inner Mongolia (9.1%), Heilongjiang (7.0%), and Jilin (6.4%).

As of June 30, 2023, we had a total of 1,328 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 983 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 22.9% of its fertilizer revenues for the fiscal year ended June 30, 2023. Gufeng had 345 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 80.9% of its revenues for the fiscal year ended June 30, 2023.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 90.1% of our agricultural products revenue for the fiscal year ended June 30, 2023 were Shaanxi (80.5%), Beijing (5.2%), and Shanghai (4.4%).

Digital Assets Bitcoin

In March 2023, we purchased digital assets mining machines and established Antaeus Tech Inc. (“Antaeus”) in the State of Texas to mine digital assets bitcoin. Through Antaeus, we expanded our activities in the mining of digital assets bitcoin.

Recent Developments

New products and distributors

During the three months ended June 30, 2023, Jinong eliminated 15 obsolete products and added 1 new distributor. During the three months ended June 30, 2023, Gufeng did not launch new fertilizer products and added 1 new distributor.

Results of Operations

Fiscal Year ended June 30, 2023 Compared to the Year ended June 30, 2022.

FOR THE YEARS ENDED JUNE 30

	2023	2022	Change $	Change %
Sales
Jinong	$40,247,303	$54,339,228	(14,091,925)	-25.9%
Gufeng	74,028,542	102,755,286	(28,726,744)	-28.0%
Yuxing	9,654,168	11,356,390	(1,702,222)	-15.0%
Antaeus	210,342	-	210,342
Net sales	124,140,355	168,450,904	(44,310,549)	-26.3%
Cost of goods sold
Jinong	28,942,247	39,651,439	(10,709,192)	-27.0%
Gufeng	65,143,060	90,065,842	(24,922,782)	-27.7%
Yuxing	7,981,531	9,527,341	(1,545,810)	-16.2%
Antaeus	155,224	-	155,224
Cost of goods sold	102,222,062	139,244,622	(37,022,560)	-26.6%
Gross profit	21,918,293	29,206,282	(7,287,989)	-25.0%
Operating expenses
Selling expenses	8,334,453	11,195,153	(2,860,700)	-25.6%
General and administrative expenses	27,197,200	101,809,233	(74,612,033)	-73.3%
Total operating expenses	35,531,653	113,004,386	(77,472,733)	-68.6%
Loss from operations	(13,613,360)	(83,798,104)	70,184,743	-83.8%
Other income (expense)
Other income (expense)	271,111	2,046,137	(1,775,026)	-86.8%
Interest income	258,248	194,228	64,020	33.0%
Interest expense	(295,804)	(256,785)	(39,019)	15.2%
Total other income (expense)	233,555	1,983,580	(1,750,025)	-88.2%
Loss from continuing operations before income taxes	(13,379,805)	(81,814,524)	68,434,718	-83.6%
Provision for income taxes	(97,820)	(1,291,828)	1,194,008	-92.4%
Net loss from continuing operations	(13,281,985)	(80,522,696)	67,240,711	-83.5%
Net loss from discontinued operations, net of taxes	-	(17,841,636)	17,841,636	-100.0%
Net loss	(13,281,985)	(98,364,332)	85,082,347	-86.5%
Other comprehensive loss
Foreign currency translation loss	(13,536,051)	(8,832,901)	(4,703,150)	53.2%
Comprehensive loss	$(26,818,036)	$(107,197,233)	80,379,197	-75.0%
Basic weighted average shares outstanding	13,248,684	9,348,100	3,900,584	41.7%
Basic net loss per share – from continuing operations	(1.00)	(8.61)	7.61	-88.4%
Basic net loss per share – from discontinued operations	-	(1.91)	1.91	-100.0%
Basic net loss per share	$(1.00)	$(10.52)	9.52	-90.5%
Diluted weighted average shares outstanding	13,248,684	9,348,100	3,900,584	41.7%
Diluted net loss per share-from continuing operations	(1.00)	(8.61)	7.61	-88.4%
Diluted net loss earnings per share-from discontinued operations	-	(1.91)	1.91	-100.0%
Diluted net loss per share	$(1.00)	$(10.52)	9.52	-90.5%

Net Sales

Total net sales for the fiscal year ended June 30, 2023 were $124,140,355, a decrease of $44,310,549 or 26.3%, from $168,450,904 for the fiscal year ended June 30, 2022. This decrease was principally due to Gufeng’s lower sales.

For the fiscal year ended June 30, 2023, Jinong’s net sales decreased $14,091,925, or 25.9%, to $40,247,303 from $54,339,228 for the fiscal year ended June 30, 2022. This decrease was mainly attributable to the decrease in Jinong’s sales volume during the last fiscal year. Jinong sold 31,637 tons of product during the fiscal year 2023, a decrease of 28,170 tons or 47.1% comparing with 59,807 tons for fiscal year 2022.

For the fiscal year ended June 30, 2023, Gufeng’s net sales were $74,028,542, a decrease of $28,726,744, or 28.0% from $102,755,286, for the fiscal year ended June 30, 2022. The decrease was mainly attributable to the decrease in Gufeng’s sales volume during the last fiscal year. Gufeng sold 143,882 tons of product during the fiscal year 2023, a decrease of 83,471 tons or 36.7% comparing with 227,353 tons for fiscal year 2022.

For the fiscal year ended June 30, 2023, Yuxing’s net sales were $9,654,168, a decrease of $1,702,222, or 15.0%, from $11,356,390 for the fiscal year ended June 30, 2022. The decrease was mainly attributable to the decrease in market demand during the fiscal year 2023.

For the fiscal year ended June 30,2023,Antaeus’s net sales were $210,342.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2023 was $102,222,062, a decrease of $37,022,560, or 26.6%, from $139,244,622 for the fiscal year ended June 30, 2022. This decrease was due primarily to lower net sales.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2023 was $28,942,247, a decrease of $10,709,192, or 27.0%, from $39,651,439, for the fiscal year ended June 30, 2022. The decrease in cost of goods was mainly due to the 25.9% decrease in Jinong’s net sales during the fiscal year 2023.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2023 was $65,143,060, a decrease of $24,922,782, or 27.7%, from $90,065,842, for the fiscal year ended June 30, 2022. The decrease in cost of goods was mainly due to the 28.0% decrease in Gufeng’s net sales during the fiscal year 2023.

For year ended June 30, 2023, cost of goods sold by Yuxing was $7,981,531, a decrease of $1,545,810, or 16.2%, from $9,527,341 for the fiscal year ended June 30, 2022. This decrease was mainly due to the 15% decrease in Yuxing’s net sales during the fiscal year 2023.

For year ended June 30,2023,cost of goods sold by Antaeus was $155,224.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2023 decreased by $7,287,989 to $21,918,293, as compared to $29,206,282 for the fiscal year ended June 30, 2022. Gross profit margin was 17.7% and 17.3% for the fiscal years ended June 30, 2023 and 2022, respectively.

Gross profit generated by Jinong decreased by $3,382,733, or 23.0%, to $11,305,056 for the fiscal year ended June 30, 2023 from $14,687,789 for the fiscal year ended June 30, 2022. Gross profit margin from Jinong’s sales was approximately 28.1% and 27.0% for the fiscal years ended June 30, 2023 and 2022, respectively.

For the fiscal year ended June 30, 2023, gross profit generated by Gufeng was $8,885,482, a decrease of $3,803,962, or 30%, from $12,689,444 for the fiscal year ended June 30, 2022. Gross profit margin from Gufeng’s sales was approximately 12.0% and 12.3% for the fiscal years ended June 30, 2023 and 2022, respectively.

For the fiscal year ended June 30, 2023, gross profit generated by Yuxing was $1,672,637, a decrease of $156,412, or 8.6% from $1,829,049 for the fiscal year ended June 30, 2022. The gross profit margin was approximately 17.3% and 16.1% for the fiscal years ended June 30, 2023 and 2022, respectively. The increase in gross profit percentage was mainly due to lower product costs.

For the fiscal year ended June 30,2023,gross profit generated by Antaeus was $55,118.The gross profit margin was approximately 26.2% for the fiscal year ended June 30,2023.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $8,334,453, or 6.7%, of net sales for the fiscal year ended June 30, 2023, as compared to $11,195,153, or 6.6%, of net sales, for the fiscal year ended June 30, 2022, a decrease of $2,860,700, or 25.6%. The selling expenses of Jinong for the fiscal year ended June 30, 2023 were $7,949,876 or 19.8% of Jinong’s net sales, as compared to selling expenses of $10,788,274 or 19.9% of Jinong’s net sales for the fiscal year ended June 30, 2022, a decrease of $2,838,398, or 26.3%. The selling expenses of Yuxing were $80,607, or 0.8% of Yuxing’s net sales for the fiscal year ended June 30, 2023, as compared to $74,885, or 0.7%, of Yuxing’s net sales for the fiscal year ended June 30, 2022. The selling expenses of Gufeng were $303,970, or 0.4% of Gufeng’s net sales for the fiscal year ended June 30, 2023, as compared to $331,993, or 0.3% of Gufeng’s net sales for the fiscal year ended June 30, 2022.

Selling Expenses – amortization of deferred assets

Our selling expenses - amortization of our deferred assets were 0 for the fiscal year ended June 30, 2023 and 2022. All the deferred assets were fully amortized and therefore no amortization was recorded on the fully amortized assets for the fiscal year ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $27,197,200, or 21.9% of net sales for the fiscal year ended June 30, 2023, as compared to $101,809,233, or 60.4%, of net sales for the fiscal year ended June 30, 2022, a decrease of $74,612,033, or 73.3%. The decrease in general and administrative expenses was mainly due to lower bad debts expense.

Total Other Income (Expenses)

Total other income consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the fiscal year ended June 30, 2023 was $233,555, as compared to$1,983,580 for the fiscal year ended June 30, 2022, a decrease of $1,750,025, or 88.2%. The decrease in total other income mainly resulted from investment gain on discontinuing sales VIEs Lishijie, Jinyangguang, Wangtian and Fengnong in fiscal year 2022. There is no investment gain in fiscal year 2023.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong has no income tax expense for the fiscal year ended June 30, 2023 and 2022.

Gufeng is subject to a tax rate of 25% and has income tax expense of 0 for the fiscal year ended June 30, 2023 and 2022.

Yuxing has no income tax for the years ended June 30, 2023 and 2022 because it is exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and has income tax expense of $(97,820) for the fiscal year ended June 30, 2023.

Net loss

Net loss for the fiscal year ended June 30, 2023 was $(13,281,985), a decrease of loss with amount of $85,082,347, or 86.5%, compared to $(98,364,332), for the fiscal year ended June 30, 2022. The decrease was mainly due to lower General and administrative expenses. Net loss as a percentage of total net sales was approximately -10.7% and -58.4% for the fiscal years ended June 30, 2023 and 2022, respectively.

Net loss from continuing operations for fiscal year ended June 30, 2023 was $(13,281,985), a decrease of loss with amount of $67,240,711, or 83.5%, compared to $(80,522,696) for the fiscal year ended June 30, 2022. The decrease was mainly due to lower General and administrative expenses.

Net loss from discontinued operations for fiscal year ended June 30, 2023 was $0, compared to net loss with amount of $(17,841,636) for the fiscal year ended June 30, 2022. There is no discontinued operation in fiscal year 2023.

Discussion of Segment Profitability Measures

As of June 30, 2023, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of bitcoin by Antaeus. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, net loss increased by $1,161,293 or 37.9% to $(4,224,927) for the year ended June 30, 2023, from $(3,063,634) for the fiscal year ended June 30, 2022. The difference was due to lower sales.

For Gufeng, net loss decreased by $74,267,341 or 92.2% to $(6,280,625) for the year ended June 30, 2023 from $(80,547,966) for year ended June 30, 2022. The difference was primarily due to the decrease in general and administrative expenses.

For Yuxing, net income increased 5.6%, by $40,576, to $763,512 for the year ended June 30, 2023 from $722,936 for year ended June 30, 2022. The increase of net income was mainly due to higher gross profit percentage.

For Antaeus, the net loss was $(367,988) for year ended June 30, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of June 30, 2023, cash and cash equivalents were $71,142,188, an increase of $13,371,885 , or 23.1%, from $57,770,303 as of June 30, 2022.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2023	2022
Net cash used in operating activities	$(990,122)	$(19,948,216)
Net cash (used in) provided by investing activities	(472,720)	7,131,374
Net cash provided by financing activities	19,771,581	54,454,275
Effect of exchange rate change on cash and cash equivalents	(4,936,854)	(2,461,073)
Net increase (decrease) in cash and cash equivalents	13,371,885	39,176,360
Cash and cash equivalents, beginning balance	57,770,303	18,593,944
Cash and cash equivalents, ending balance	$71,142,188	$57,770,303

Operating Activities

Net cash used in operating activities was $990,122 for the fiscal year ended June 30, 2023, a decrease of $18,958,094, or 95.0% from cash used in operating activities of $19,948,216 for the fiscal year ended June 30, 2022. The decrease was mainly due to lower accounts receivable.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2023 was $472,720, a decrease of $7,604,094, or 106.6%, from cash provided by investing activities of $7,131,374 for the fiscal year ended June 30, 2022. This decrease was mainly attribute to sales of discontinued operations in 2022 and there is no sale of discontinued operations in fiscal year 2023.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2023 was $19,771,581, a decrease of $34,682,694, or 63.7% from cash provided by financing activities of $54,454,275 for the fiscal year ended June 30, 2022.  The decrease was mainly lower proceeds from the sale of common stock with total amount of $16,757,130, compared to $54,017,145 of proceeds from the sale of common stock for the fiscal year ended June 30, 2022.

As of June 30, our loans payable was as follows:

	2023	2022
Short term loans payable:	5,346,640	4,031,100
Long term loans payable:	$937,040	$-
Total	$6,283,680	$4,031,100

Accounts Receivable

We had accounts receivable of $16,455,734 as of June 30, 2023, as compared to $28,792,891 as of June 30, 2022, a decrease of $12,337,157 or 42.8%. The principal reason for the decrease is due to the decrease of Jinong’s accounts receivable. As of June 30, 2023, Jinong had accounts receivable of $10,696,796, a decrease of $10,538,783, or 49.6%, compared to $21,235,579 as of June 30, 2022. As of June 30, 2023, Allowance for doubtful accounts in accounts receivable for the fiscal year ended June 30, 2023 was $54,708,486, a decrease of $3,291,780 or 5.7% from $58,000,266 as of June 30, 2022. And the allowance for doubtful accounts as a percentage of accounts receivable was 76.9% as of June 30, 2023 and 66.8% as of June 30, 2022.

We had no deferred assets as of June 30, 2023 and 2022. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of June 30, 2023.

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

Inventories

We had inventories of $46,455,131 as of June 30, 2023, compared to $42,198,186 as of June 30, 2022, an increase of $4,256,945 , or 10.1%., The principal reason for the increase is due to the increase of Gufeng’s inventory. As of June 30, 2023, Gufeng’s inventory was $21,691,450, compared to $19,463,691 as of June 30, 2022, an increase of $2,227,759, or 11.4%.

Advances to Suppliers

We had advances to suppliers of $14,332,715 as of June 30, 2023, comparing to $20,711,891 as of June 30, 2022, representing a decrease of $6,379,176, or 30.8%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $2,100,449 as of June 30, 2023 as compared to $1,670,655 as of June 30, 2022, representing an increase of $429,794, or 25.7%. The increase was primarily due to account payable of Antaeus with amount of $658,685.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $5,489,781 as of June 30, 2023, comparing to $7,994,669 as of June 30, 2022, representing a decrease of $2,504,888 , or 31.3%. The decrease was mainly due to Jinong. Jinong has $1,152,204 unearned revenue as of June 30, 2023, comparing to $3,539,323 unearned revenue as of June 30, 2022, representing a decrease of $2,387,119, or 67.4%. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Assets held for sale

There were no assets held for sale as of June 30, 2023.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of June 30, 2023.

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

As of June 30, 2023, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(bitcoin). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2023, our accumulated other comprehensive loss was $27.0 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2022 and June 30, 2023, China’s currency decreased by a cumulative 7.6% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2023 and June 30, 2022 was $5.3 million and $4.0 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2023. The original loan term on average is one year, and the remaining average life of the short term-loans is one year.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered any hedging transactions to reduce our exposure to interest rate risk.

Credit Risk

We have experienced higher credit risk than usual since 2020. With the impact of COVID-19 pandemic, the overdue outstanding accounts receivable increased significantly compared with the years prior to the pandemic. Our accounts receivables are typically unsecured and are mainly derived from revenues earned from customers in the PRC. Most of our customers are individuals and small and medium-sized enterprises (“SMEs”), which may not have strong cash flows or be well capitalized. They may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. Many of the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or they cannot resume business as usual after a prolonged outbreak. Numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. Even through our receivables are monitored regularly by our credit managers, the bad debts expenses are higher in recent 3 years comparing with the years before 2020.

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

Item 8. Financial Statements and Supplementary Data

Balance sheets, as of June 30, 2023 and 2022, and statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023 and 2022, together with the related notes and the reports of our independent registered public accounting firms, are set forth on the “F” pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended June 30, 2023 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled “Internal Control-Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2023 audited by our auditors because we are a smaller reporting company.

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

			Term as
			Director of
Name	Position with the Company	Age	Company

Zhuoyu Li	Chairman of the Board of Directors, Chief Executive Officer, President	31	2017 - Present

Zhibiao Pan	Co-Chief Executive Officer	40	2022 - Present

Yongcheng Yang	Chief Financial Officer	58	2017 - Present

Jian Huang	Director	34	2021 - Present

Xiaolai Li	Director	51	2021 - Present

Shiyu Zhang	Director	29	2021 - Present
	Compensation Committee Member
	Audit Committee Member
	Nominating Committee Member

Daqing Zhu	Director	58	2017 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	84	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jinjun Lu	Director	50	2017 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Zhuoyu Li	Chairman of the Board of Directors and Chief Executive Officer since 2017. Mr. Li was President of the Company until the death of his father, Tao Li, in December 2017, at which time he was appointed to serve as Chairman of the Board of Directors and Chief Executive Officer. Mr. Li has six years of experience in agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Mr. Li served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li’s practical experience from serving as President of the Company and with 900LH.com qualify him to serve as Chairman of the Board of Directors of the Company.

Zhibiao Pan	Co-Chief Executive Officer since 2022. Mr. Pan has many years of experience in blockchain industry and bitcoin mining technology. Mr. Pan founded Poolin Group in 2017 and serving as CEO of Poolin Group. Prior to that, Mr. Pan served as director of software R&D at Bitmain from 2015 to 2017. In 2014, he founded Tang Chi Technology Co., Ltd, and served as CEO till 2015. From 2013 to 2014, Mr. Pan served as Chief Technical Advisor at Bit Fund. From 2011 to 2013, he served as senior R&D manager at Baidu Online Network Technology Group; In 2008, he served in Beijing Dangdang Information Technology Co., Ltd., where he responsible for the big data technical research; Mr. Pan received his bachelor’s degree of engineering in aircraft design from Beijing Institute of Technology in 2008.

Yongcheng Yang	Chief Financial Officer. Mr. Yang has served as the Chief Financial Officer of our company since 2017. He served as Senior Vice President of Finance since January 2016. Before that, Mr. Yang served as the chief financial officer of the Company’s wholly-owned subsidiary, Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) since July 2010. Earlier, Mr. Yang had served various senior, and executive level positions in finance for the Company and the Company’s affiliate, Xi’an TechTeam Investment Holding (Group) Co., Ltd, since 2002. Mr. Yang started his career in accounting and finance at Shaanxi Weidong Chemistry Co., Ltd from 1989 to 2002. Mr. Yang graduated from Xi’an Jiaotong University in 1989 with his bachelor’s degree in accounting.

Jian Huang	Director. Mr. Huang has served as a director of our company since August 30, 2021. Mr. Huang is an experienced investor in blockchains and crypto currencies. He was the founder of ChainVC, a digital assets fund focusing on the blockchain industry, and invested in a series of blockchain companies and digital assets funds including BitFund. Mr. Huang received an EMBA degree from Guanghua School of Management of Peking University.

Xiaolai Li	Director. Mr. Li has served as a director of our company since August 30, 2021. Mr. Li is the founding partner of INBlockchain Inc., a venture capital company based in Beijing, China with a focus on blockchain assets. He has invested in numerous early-stage blockchain projects, including Invictus Capital, Sia, ZCash, Steemit, EOS.io, and MoibileCoin. Mr. Li has managed multiple digital assets funds, including BitFund from 2013 to 2015. Mr. Li holds a Bachelor of Arts degree in accounting from Changchun University.

Shiyu Zhang	Director, Audit Committee Member, Compensation Committee Member and Nominating Committee Member. Mr. Zhang has served as a director of our company since April 8, 2021. Mr. Zhang is a seasoned developer and entrepreneur in the blockchain industry. He had worked at Lino, a startup company that created dlive.tv, a blockchain-powered live streaming platform with 9.6 million monthly active users. In Lino, Mr. Zhang led a team in designing and developing state-of-art blockchain systems. Lino raised over $20 million early investments from established investors including ZhenFund and first-tier crypto venture funds. dlive.tv was acquired by BitTorrent in December 2019. Mr. Zhang holds a Bachelor of Arts degree in mathematics with minor in computer science from New York University.

Daqing Zhu	Director, Chairman of the Audit Committee, Compensation Committee Member and Nominating Committee Member. Mr. Zhu has served as the president of Shaanxi Aisuo Consulting Co. Ltd., a company specializing in providing professional management and finance services, since 2014. In 2004, Mr. Zhu founded Shaanxi Xintianyou Auto Dealership Co. Ltd, a dealership of auto sales and services for various brands, including BYD Auto, and had served as its CEO and Chairman of the Board until 2014. In addition to founding and developing commercial businesses, Mr. Zhu had also worked in the public sector since the 1990s. His public administration experience includes working at various agencies and offices of the Shaanxi provincial government from 1990 to 2004. Earlier in his career, in the 1980’s, Mr. Zhu was a corporate banking officer at Industrial and Commercial Bank of China in Xi’an. As the corporate leader with responsibility for all aspects of business management, Mr. Zhu has executive level experience in financial management, internal control, marketing to individuals and small businesses, sales, customer care, operations, product management, electronic commerce, financial services, executive compensation, strategic planning, technology, and mergers and acquisitions.

Lianfu Liu	Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as a director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu’s experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Jinjun Lu	Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Lu is the co-founder of Shaanxi Jinfenghui Technology Co. Ltd (“Jinfenghui”) since he started in 2014. Drawing on years of entrepreneurial experience, Mr. Lu plans to grow Jinfenghui into one of the largest mobile terminal device manufacturers in northwestern China. At Jinfenghui, Mr. Lu oversees corporate growth plans, budgets capital expenditures, seeks investment funds, and designs marketing strategies for Jinfenghui products to penetrate target markets. Before founding Jinfenghui, in 1998 he founded Xinjiang Yongan Engineering Co. Ltd in Xinjiang Uyghur Autonomous Region, a provincial-level autonomous region of China in the northwest of the country. Earlier in the 1990s, Mr. Lu began his entrepreneurship career as a distributor for Lining-branded garment products in Henan Province, which he grew into the largest wholesale venture for Lining in the region. As a founder of several enterprises and a seasoned entrepreneur, Mr. Lu not only has executive experience in strategic management, marketing and sales, and technology, but also brings his experience as a founder from different industries.

All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office.

Family Relationships

There is no family relationship among any of our officers or directors

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our independent registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are currently Messrs. Daqing Zhu, Jinjun Lu, Lianfu Liu, and Shiyu Zhang, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Mr. Zhu qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Zhu. The Audit Committee held six meetings during the fiscal year ended June 30, 2023. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees and administers our stock and incentive plans. The members of the Compensation Committee are Messrs. Jinjun Lu, Lianfu Liu, Daqing Zhu and Shiyu Zhang. The Chairman of the Compensation Committee is Mr. Lu. The Compensation Committee held one meeting during the fiscal year ended June 30, 2023. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Messrs. Jinjun Lu, Lianfu Liu, Daqing Zhu and Shiyu Zhang. The Chairman of the Nominating Committee is Mr. Liu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2023. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2023. Accordingly, our “Named Executive Officers” are Mr. Zhuoyu Li, our Chairman and Chief Executive Officer, and Mr. Yongcheng Yang, our Chief Financial Officer.

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

Compensation Objectives

Our compensation objectives are as follows:

●	We strive to provide competitive executive compensation programs that will help to attract highly qualified individual’s necessary for our continued growth. Once an executive is hired, our goal is to retain and motivate them to achieve higher levels of performance and be appropriately rewarded for that effort.

●	Compensation and benefits are competitive with the local labor markets in which we compete and focus also will be given to companies that operate in the agriculture, feed, and fertilizer industries. Peer companies will typically have annual revenues that are one-half to double that of us, for the purposes of compensation benchmarking.

●	We provide an executive compensation package consisting of base salary, incentives (short term & long term), and benefits that are consistent with similar positions at our recognized competitors. Each component addresses individual and company performance with a focus on long-term profitable growth and stockholder return, competitive conditions, and our overall financial performance.

●	All compensation programs are administered without regard to race, religion, national origin, color, sex, age, or disability, and adhere to all local laws and regulations.

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

Stock-Based Awards under the Equity Incentive Plan

In addition to base salary, the other key component of executive compensation we provide to our Named Executive Officers is equity-based compensation. In October 2009, our Board adopted our 2009 Equity Incentive Plan (the “2009 Equity Incentive Plan”, “2009 Incentive Plan”, or “2009 Plan”), which was approved by our shareholders at our annual shareholders meeting in December 2009. In August 2023, our Board adopted our 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”, “2023 Incentive Plan”, or “2023 Plan”), which is subject the approval by our shareholders at our annual shareholders meeting in November 2023. The 2009 Plan and 2023 Plan (collectively, the “Plans”, “Incentive Plans”, or “Equity Incentive Plans”) gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. The Board and the Compensation Committee believe the ability to grant restricted stock, stock options and make other stock-based awards under the Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success.

Employee Stock Purchase Plan

On August 9, 2012, the Board adopted the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective as of such date. The Board adopted the Company’s Third Amended and Restated Employee Stock Purchase Plan (the “Restated ESPP”) on May 15, 2015. The Restated ESPP reserved a total of 3,750,000 shares of Common Stock, including 1,250,000 shares of Common Stock that was increased the third time. Stockholder approval is not required with respect to the issuance under the ESPP pursuant to Sections 303A.08 or 312.03 of the NYSE Listed Company Manuel. The ESPP has been delegated to be administered by the Compensation Committee since October 19, 2012. Any employee of the Company or any parent (if any) and subsidiary corporation of the Company (the “Affiliate”), who is not a natural person resident in the United States, who has been in the employ of the Company or any Affiliate for such continuous period as required by the Board preceding the grant of rights under the ESPP is eligible to participate in the ESPP during the applicable offering period, subject to administrative rules established by the Compensation Committee.

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

Summary Compensation Table — Fiscal Years Ended June 30, 2023, 2022 and 2021

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation more than $100,000 during each of the three fiscal years ended June 30, 2023, 2022, and 2021.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards (1)	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year Ended	($)	($)	($)	($)	($)	($)	($)	($)
Zhuoyu Li
Chief Executive	June 30, 2023	$300,000	$96,000	—	—	—	—	—	$396,000
Officer, and Chairman	June 30, 2022	$300,000	$96,000		—	—	—	—	$396,000
of the Board	June 30, 2021	$300,000	$96,000	—	—	—	—	—	$396,000

Yongcheng Yang	June 30, 2023	$180,000	$50,400	—	—	—	—	—	$230,400
Chief Financial Officer	June 30, 2022	180,000	50,400	—	—	—	—	—	230,400
	June 30, 2021	$180,000	$50,400	—	—	—	—	—	230,400

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our Named Executive Officers.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation, but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

During the year ended June 30, 2023, the Company granted no plan-based equity awards to Named Executive Officers. The following table sets forth information regarding grants of awards to Named Executive Officers during the year ended June 30, 2023:

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($)	(#)	(#)	($ /Sh)	($)(1)
Zhuoyu Li		—	—	—	—	—	—	—	—	—	—

Yongcheng Yang		—	—	—	—	—	—	—	—	—	—

(1)	With respect to the restricted stock awards, the grant date fair value is calculated by multiplying the number of shares granted by the closing price on the trading day immediately preceding the grant date.

Employment Agreements

Zhuoyu Li. Pursuant to an Employment agreement between the Company and Zhuoyu Li when he was appointed by the Board of Directors effective May 19, 2016, Mr. Li received an annual base salary of $100,000 and a bonus up to 40% for serving as the Company’s President. In addition, Mr. Li receives stock awards to be determined when the Company grants the awards to directors and officers under the Company’s 2009 Plan, as amended. The initial term of the employment agreement is one year, which is automatically extended for additional one-year terms unless either party provides written notice of termination sixty (60) days prior to the end of the prior term. On December 18, 2017, following the death of Tao Li, the Company’s Board of Directors appointed the Company’s President, Mr. Zhuoyu Li, as its new Chairman and CEO. For serving as the Company’s Chairman and CEO, Mr. Zhuoyu Li receives the same compensation of Mr. Tao Li. In total, Mr. Zhuoyu Li receives an annual base salary of $300,000 with a bonus of up to 40% and stock awards under the Company’s 2009 Plan.

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

Description of Plan Based Awards

The equity incentive awards reported in the above table entitled “Grants of Plan Based Awards” were granted under, and are subject to, the terms of our 2009 Equity Incentive Plan, as amended. The Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the Plan.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Zhuoyu Li	—	—	—	—	—	—	$—	—	$—

Yongcheng Yang	—	—	—	—	—	—	$—	—	$—

Option Exercises and Stock Vested During the Fiscal Year

OPTION EXERCISES AND STOCK VESTED DURING THE FISCAL YEAR

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Zhuoyu Li			—	—

Yongcheng Yang			—	—

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2023.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Deferred Plan Compensation	Non- Qualified Incentive Compensation Earnings	Other Compensation	All Total
Name	($)	($)	($)	($)	($)	($)	($)
Daqing Zhu	$26,000	—	—	—	—	—	$26,000
Lianfu Liu	$26,000	—	—	—	—	—	$26,000
Jinjun Lu	$18,000	—	—	—	—	—	$18,000
Shiyu Zhang	$18,000	—	—	—	—	—	$18,000
Jian Huang	$300,000	—	—	—	—	—	$300,000
Xiaolai Li	$300,000	—	—	—	—	—	$300,000

The directors will also be reimbursed for all their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2023 were Messrs. Jinjun Lu, Daqing Zhu, and Lianfu Liu. During the fiscal year ended June 30, 2023:

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

Changes in Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2023, and (2) assuming a change in control on June 30, 2023.

	Termination
	Without	Change in
Name	Cause(1)	Control(2)
Zhuoyu Li	$25,000	—

(1)	Represents the payment made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2023, i.e., $2.54 per share, multiplied by the number of unvested shares.

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

2009 and 2023 Plans Change in Control Provisions

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information as of November 3, 2023, the Record Date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of November 3, 2023, an aggregate of 13,380,914 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)
	Greater Than 5% Stockholders
Common Stock	Zhibiao Pan	2,286,857	(3)	17.09%

Common Stock	Jian Huang	1,314,286	(4)	9.82%

Common Stock	Zhuoyu Li	971,891	(5)	7.26%

Common Stock	Shaanxi Baoyu Science & Technology Investment Company	971,000		7.26%

	Directors and Executive Officers
Common Stock	Zhuoyu Li Chief Executive Officer and Chairman of the Board	971,891	(5)	7.26%

Common Stock	Zhibiao Pan Co- Chief Executive Officer	2,286,857	(3)	17.09%

Common Stock	Jian Huang Director	1,314,286	(4)	9.82%

Common Stock	Xiaolai Li Director	0		— *

Common Stock	Shiyu Zhang Director	0		— *

Common Stock	Daqing Zhu Director	0		— *

Common Stock	Jinjun Lu Director	0		— *

Common Stock	Lianfu Liu Director	10,083		*
	All executive officers and directors as a group	4,583,117		34.25%

*	Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

(2)	In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 13,380,914 shares of common stock outstanding as of the Proxy Date, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Held By Mr. Pan and his mother as sole trustees for Django Creek Trust.

(4)	Held By Mr. Huang and his mother as sole trustees for Golden Peak Trust.

(5)	Includes 880,442 shares that Mr. Zhuoyu Li inherited from the estate of his parents.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Plan. On December 11, 2009, our stockholders approved the 2009 Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013, and May 15, 2015, our Board approved the amendment to increase the shares covered by the 2009 Plan by three million shares. On April 23, 2019, our Board approved the fourth amendment to increase the shares covered by the 2009 Plan by 3.9 million shares and an extension of the Plan for an additional ten years. All four amendments were approved by our stockholders on the annual meetings held on December 15, 2012, December 22, 2013, June 30, 2015, and June 22, 2019, respectively.

On August 10, 2023, the Board adopted the Company’s 2023 Plan, which is subject to the approval by our stockholders under Proposal No. 2 in the forthcoming annual meeting to be held on November 7, 2023.

As of November 3, 2023, there were no outstanding options to purchase any shares of common stock granted under the Plans. Options granted in the future under the Plans are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under the Plans as of November 3, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for Future Issuance Under Equity compensation Plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	59,011
Equity compensation plans to be approved by security holders	—	—	2,700,000
Total	—	$—	2,759,011

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2023, and June 30, 2022, the amount due to related parties was $5,439,209 and $5,192,496, respectively. As of June 30, 2023, and June 30, 2022, $964,600 and $1,045,100, respectively were amounts that Gufeng borrowed from a related party, Xi’an TechTeam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2023, and June 30, 2022, $2,261,693 and $1,921,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

On July 1, 2022, Jinong renewed the office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,858).

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

Communications with the Board

Interested parties may communicate with any of our directors, our Board as a group, our independent directors as a group or any committees of the Board by sending an e-mail to the Board of Directors, at nonmgtdirectors@cgagri.com and indicating the intended recipient in the subject line, or by writing to Board of Directors, China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The Board has given secretary to the Board of Directors the discretion to distribute communications to the director or directors, after ascertaining whether the communications are appropriate to the duties and responsibilities of the Board. Communications that relate to ordinary business matters that are not within the scope of the Board’s responsibilities will be forwarded to the appropriate employee within our company. Solicitations, junk email and obviously frivolous or inappropriate communications will not be forwarded. You will receive a written acknowledgement from the Secretary to the Board upon receipt of your communication.

Independence of the Board of Directors

Our Board is currently composed of seven (7) members. Jinjun Lu, Daqing Zhu, Lianfu Liu and Shiyu Zhang qualify as independent directors in accordance with the published listing requirements of the New York Stock Exchange (“NYSE”). The NYSE independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE rules, our Board has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Board Meetings

The Board held ten meetings, by telephone, in the fiscal year ended June 30, 2023. In addition, the Board unanimously approved ten written consents on matters between meetings. During the fiscal year ended June 30, 2023, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

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

Item 14. Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2023 and 2022:

	Years Ended
	June 30,	June 30,
	2023	2022
Audit Fees	$200,000	$235,250
Audit related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total	$200,000	$235,250

Audit Fees

On August 16, 2023, the Company dismissed SS Accounting & Auditing, Inc as the independent registered public accounting firm of the Company. On August 16, 2023, the Company engaged GAO CPA Firm as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2023. The aggregate fees billed by GAO CPA Firm for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $170,000 for the fiscal year ended June 30, 2023.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $0 for the fiscal years ended June 30, 2023, and 2022, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by GAO CPA Firm for our consolidated financial statements as of and for the year ended June 30, 2023.

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

China Green Agriculture, Inc.

Date: November 3, 2023	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Date: November 3, 2023	By:	/s/ Zhibiao Pan
Zhibiao Pan, Co-CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 3, 2023	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and CEO (principal executive officer)

November 3, 2023	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

November 3, 2023	/s/ Shiyu Zhang
Shiyu Zhang, Director

November 3, 2023	/s/ Jian Huang
Jian Huang, Director

November 3, 2023	/s/ Xiaolai Li
Xiaolai Li, Director

November 3, 2023	/s/ Lianfu Liu
Lianfu Liu, Director

November 3, 2023	/s/ Daqing Zhu
Daqing Zhu, Director

November 3, 2023	/s/ Jinjun Lu
Jinjun Lu, Director

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2023

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

3.6	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011, Exhibit 3.1).

3.7	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022, Exhibit 3.1).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Form Convertible Note issued by Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

4.3	Description of Registrant’s Securities

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8- K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18	Form Entrust Management Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.19	Form Exclusive Option Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.20	Form Exclusive Product Supply Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.21	Form Non-Competition Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.22	Form Pledge of Equity Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.23	Form Shareholder’s Voting Proxy Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.24	Form Strategic Acquisition Contract (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.25	Employment Agreement between the Company and Mr. Zhibiao Pan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022, Exhibit 10.1).

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Green Agriculture, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Green Agriculture Inc., and subsidiaries (the Company) as of June 30, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 3 to the financial statements, The Company has incurred operating losses and has negative operating cash flows in the fiscal year 2023. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets Impairment Assessment

Critical Audit Matter Description

The Company has intangible assets with amount of $13,563,635 as of June 30, 2023. These intangible assets include Land Use Rights and Trademarks. The Company performed the impairment assessment of these Intangible assets subject to amortization on its elected assessment date of June 30, 2023, by assessing the recoverability and whether the asset’s carrying amount exceeds its fair value. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, market multiples, the discount rate, operating income before depreciation and amortization, cashflows and capital expenditures forecasts for next five years.

We identified the impairment testing of these intangible assets subject to amortization as a critical audit matter because of significant estimates and assumptions made by the management for the assessment.

How the Critical Audit Matter was Addressed in the Audit

●	We tested if the management meet the timing requirement of the impairment test

●	We collected both external and internal source of information to evaluate if there is any significant negative change

●	We tested management’s process for developing the fair value of the intangible assets subject to amortization.

●	We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s forecast.

●	We evaluated the reasonableness of the qualitative adjustments for factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

●	We tested the mathematical accuracy of the model used by management.

●	We evaluated the reasonableness and consistency of the selected valuation methodology and assumptions utilized by the Company.

●	We tested the completeness and accuracy of underlying data used in the fair value estimate.

●	We evaluated the significant assumptions provided by management including discount rate by considering (i) current and past performance of the entity; (ii) their consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GAO CPA FIRM

We have served as the Company’s auditor since 2023

Frisco, Texas

November 3, 2023

PCAOB Firm ID: 6437

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

/s/ SS Accounting & Auditing, Inc.

We have served as the Company’s auditor since 2020

Plano, Texas

November 10, 2022

PCAOB Firm ID: 6717

CHINA GREEN AGRICULTURE, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2023, and 2022

	2023	2022

ASSETS

Current Assets
Cash and cash equivalents	$71,142,188	$57,770,303
Digital assets	210,342
Accounts receivable, net	16,455,734	28,792,891
Inventories, net	46,455,131	42,198,186
Prepaid expenses and other current assets	2,603,489	4,285,198
Amount due from related parties	27,560	13,064
Advances to suppliers, net	14,332,715	20,711,891
Total Current Assets	151,227,159	153,771,533

Plant, property and equipment, net	16,690,245	18,870,152
Other assets	9,784	10,600
Other non-current assets	5,092,721	7,527,422
Intangible assets, net	13,563,635	14,935,488
Deferred Tax Asset	97,820	-
Total Assets	$186,681,364	$195,115,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,100,449	$1,670,655
Customer deposits	5,489,781	7,994,669
Accrued expenses and other payables	14,929,427	13,734,764
Amount due to related parties	5,439,209	5,192,496
Taxes payable	27,070,961	26,954,838
Short term loans	5,346,640	4,031,100
Interest payable	-	765,909
Total Current Liabilities	60,376,467	60,344,431

Long-term Liabilities
Long-term loans	937,040	-
Total Liabilities	$61,313,507	$60,344,431

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 13,380,914 and 12,141,467 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	13,381	12,141
Additional paid-in capital	242,090,576	224,676,686
Statutory reserve	26,728,079	26,870,968
Retained earnings	(116,513,686)	(103,374,589)
Accumulated other comprehensive loss	(26,950,493)	(13,414,442)
Total Stockholders’ Equity	125,367,857	134,770,764

Total Liabilities and Stockholders’ Equity	$186,681,364	$195,115,195

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	2023	2022
Sales
Jinong	$40,247,303	$54,339,228
Gufeng	74,028,542	102,755,286
Yuxing	9,654,168	11,356,390
Antaeus	210,342	-
Net sales	124,140,355	168,450,904
Cost of goods sold
Jinong	28,942,247	39,651,439
Gufeng	65,143,060	90,065,842
Yuxing	7,981,531	9,527,341
Antaeus	155,224	-
Cost of goods sold	102,222,062	139,244,622
Gross profit	21,918,293	29,206,282
Operating expenses
Selling expenses	8,334,453	11,195,153
General and administrative expenses	27,197,200	101,809,233
Total operating expenses	35,531,653	113,004,386
Loss from operations	(13,613,360)	(83,798,104)
Other income (expense)
Other income (expense)	271,111	2,046,137
Interest income	258,248	194,228
Interest expense	(295,804)	(256,785)
Total other income (expense)	233,555	1,983,580
Loss from continuing operations before income taxes	(13,379,805)	(81,814,524)
Provision for income taxes	(97,820)	(1,291,828)
Net loss from continuing operations	(13,281,985)	(80,522,696)
Net loss from discontinued operations, net of taxes	-	(17,841,636)
Net loss	$(13,281,985)	$(98,364,332)

Other comprehensive loss
Foreign currency translation gain loss	(13,536,051)	(8,832,901)
Comprehensive loss	$(26,818,036)	$(107,197,233)

Basic weighted average shares outstanding	13,248,684	9,348,100
Basic net loss per share – from continuing operations	(1.00)	(8.61)
Basic net loss earnings per share – from discontinued operations	-	(1.91)
Basic net loss per share	$(1.00)	$(10.52)

Diluted weighted average shares outstanding	13,248,684	9,348,100
Diluted net loss per share– from continuing operations	(1.00)	(8.61)
Diluted net loss earnings per share – from discontinued operations	-	(1.91)
Diluted net loss per share	$(1.00)	$(10.52)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, June 30, 2022	12,141,467	$12,141	$224,676,686	26,870,968	(103,374,589)	(13,414,442)	134,770,764

Net loss					(13,281,985)		(13,281,985)

Issuance of stock	1,117,142	1,117	16,756,013				16,757,130

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	122,305	122	657,878				658,000

Transfer to statutory reserve				(142,889)	142,889		-

Other comprehensive Loss						(13,536,051)	(13,536,051)

BALANCE, June 30, 2023	13,380,914	$13,381	$242,090,576	$26,728,079	$(116,513,686)	$(26,950,493)	$125,367,857

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, JUNE 30, 2021	8,487,629	$8,488	$170,223,195	27,673,245	(5,812,533)	(4,581,541)	187,510,853

Net loss					(98,364,332)		(98,364,332)

Issuance of stock	3,601,143	3,601	54,013,544				54,017,145

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	52,695	53	439,947				440,000.00

Transfer to statutory reserve				(802,277)	802,277		-

Other comprehensive loss						(8,832,901)	(8,832,901)

BALANCE, June 30, 2022	12,141,467	$12,141	$224,676,686	$26,870,968	$(103,374,589)	$(13,414,442)	$134,770,764

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED June 30, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,281,985)	$(98,364,332)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,403,150	3,137,560
Provision for losses on accounts receivable	10,111,571	39,215,231
Gain (Loss) on disposal of property, plant and equipment	-	34
Inventories impairment	8,758,775	32,280,954
Gain (Loss) on sales of discontinued operations	-	(1,748,951)
Changes in operating assets
Digital Assets	(210,342)	-
Accounts receivable	447,487	24,155,212
Amount due from related parties	(16,176)	29,217
Other current assets	525,285	394,426
Inventories	(16,592,290)	(18,443,105)
Advances to suppliers	4,991,682	2,017,306
Other assets	1,935,491	2,084,133
Deferred tax assets	(97,820)	-
Changes in operating liabilities
Accounts payable	536,882	(8,556,310)
Customer deposits	(1,971,174)	2,499,043
Amount due to related parties	(9,971)	105,854
Tax payables	(44,055)	(71,935)
Accrued expenses and other payables	2,260,998	1,317,447
Interest payable	(737,630)	-
Net cash used in operating activities	(990,122)	(19,948,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant, property, and equipment	(1,371,393)	(164,278)
Change in construction in process	-	486,452
Sales of discontinued operations	898,673	6,809,200
Net cash (used in) provided by investing activities	(472,720)	7,131,374

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	16,757,130	54,017,145
Proceeds from loans	6,587,971	4,031,100
Repayment of loans	(3,913,520)	(4,031,100)
Other payables-investors	-	287,130
Advance from related party	340,000	150,000
Net cash provided by financing activities	19,771,581	54,454,275

Effect of exchange rate change on cash and cash equivalents	(4,936,854)	(2,461,073)
Net increase (decrease) in cash and cash equivalents	13,371,885	39,176,360

Cash and cash equivalents, beginning balance	57,770,303	18,593,944
Cash and cash equivalents, ending balance	$71,142,188	$57,770,303

Supplement disclosure of cash flow information
Interest expense paid	$295,804	$256,873
Income taxes paid	464,342	362,163

SUPPLEMENT NON-CASH ACTIVITIES
Common stock issued to repay accrued expense	$658,000	$440,000
Nonmonetary sales and purchases	71,040,024	99,317,794

The consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Unless the context indicates otherwise, as used in this Report, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the in the PRC controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”), and (vi)Antaeus Tech, Inc. (“Antaeus”), a wholly-owned subsidiary of Green Nevada incorporated in the State of Delaware.

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

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine bitcoin in West Texas.

Yuxing may also collectively be referred to as the “the VIE Company”.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

The Company’s current corporate structure as of is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, Yuxing and Antaeus. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

June 30, 2023

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2023, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2023 and 2022 was $ 69,091,838 and $57,714,868, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $ 2,050,350 and $55,435 in cash in three banks in the United States as of June 30, 2023 and 2022, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Digital Assets

Digital assets are included in current assets in the condensed consolidated balance sheets. Digital assets are accounted for as indefinite-lived intangible assets, and are initially measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350 – Intangibles-Goodwill and Other. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Digital assets are not amortized, but are assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that an impairment exists and records an impairment equal to the amount by which the carrying value exceeds the fair value.

As of June 30, 2023, the Company held bitcoin as digital assets with amount of $210,342. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed. As of June 30, 2023, the Company determined that there were no impairments of its digital assets.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable at each year-end. Accounts considered uncollectible are provisioned for written off based upon management’s assessment. As of June 30, 2023, and 2022, the Company had accounts receivable of $16,455,734 and $28,792,891, net of allowance for doubtful accounts of $54,708,486 and $58,000,266, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection in the fiscal year 2023 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company recorded bad debt expense in the amount of $10 million and $39 million (included bad debt expense from discontinuing operations) for the fiscal year ended June 30, 2023 and the fiscal year ended June 30, 2022, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of June 30, 2023, and 2022 the Company had no reserve for obsolete goods.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Building	10-25 years
Agricultural assets	8 years
Machinery and equipment	5-15 years
Vehicles	3-5 years
Mining machines	5 years

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. As of June 30, 2023, and 2022 the Company determined that there were no impairments of its long-lived assets.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2023 and 2022, respectively.

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

Under the first step, the fair value of the reporting unit is compared with its carrying value including goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner comparable to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. As of June 30, 2023, and 2022, the Company performed the required impairment review which resulted in impairment adjustment with amount of 0 in 2023 and 2022. The impairment is reported in General and administrative expenses.

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

June 30, 2023

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

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2023, and 2022, the Company had customer deposits of $5,489,781 and $7,994,669, respectively.

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

June 30, 2023

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

As of June 30, 2023, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production) , Yuxing (agricultural products production), and Antaeus (bitcoin). As of June 30, 2023, the Company maintained four main business segments.

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

June 30, 2023

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2023	2022
Loss from continuing operations for Basic Earnings Per Share	$(13,281,985)	$(80,522,696)
Loss from discontinued operations for Basic Earnings Per Share	-	(17,841,636)
Loss for Basic Earnings Per Share	(13,281,985)	(98,364,332)
Basic Weighted Average Number of Shares	13,248,684	9,348,100
Loss from continuing operations Per Share – Basic	$(1.00)	$(8.61)
Loss from discontinued operations Per Share – Basic	$-	$(1.91)
Net loss Per Share – Basic	$(1.00)	$(10.52)
Loss from continuing operations for Diluted Earnings Per Share	$(13,281,985)	$(80,522,696)
Loss from discontinued operations for Diluted Earnings Per Share	$-	$(17,841,636)
Loss for Diluted Earnings Per Share	$(13,281,985)	$(98,364,332)
Diluted Weighted Average Number of Shares	13,248,684	9,348,100
Loss from continuing operations Per Share – Diluted	$(1.00)	(8.61)
Loss from discontinued operations Per Share – Diluted	$-	$(1.91)
Net loss Per Share – Diluted	$(1.00)	$(10.52)

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2023 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows in the fiscal year 2023 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2023	2022
Raw materials	$11,617,989	$7,986,436
Supplies and packing materials	$410,904	$469,524
Work in progress	$172,248	$198,591
Finished goods	$34,253,990	$33,543,635
Total	$46,455,131	$42,198,186

During the year ended June 30, 2023, the Company sold compound fertilizers (finished goods) to certain parties at market price and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $71,040,024 during the year ended June 30, 2023. No gain or loss incurred as the result of the nonmonetary transactions.

For the fiscal year ended June 30, 2023, total inventories increased $4,256,945, or 10.1%, to $46,455,131 from $42,198,186 for the fiscal year ended June 30, 2022.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the continuing entities:

	June 30,	June 30,
	2023	2022
Building and improvements	$37,065,465	$39,988,862
Auto	2,716,931	2,892,073
Machinery and equipment	18,608,254	18,913,581
Total property, plant and equipment	58,390,650	61,794,515
Less: accumulated depreciation	(41,700,404)	(42,924,364)
Total	$16,690,246	$18,870,152

For the fiscal year ended June 30, 2023, total depreciation expense for the continuing entities was $2,172,096, decreased $449,841, or 17.2%, from $2,621,937 for the fiscal year ended June 30, 2022.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2023	2022
Land use rights, net	$7,862,624	$8,758,704
Technology patent, net	-	-
Customer relationships, net	-	-
Non-compete agreement	-	-
Trademarks	5,701,011	6,176,784
Total	$13,563,635	$14,935,488

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,084,895). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $144,132). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,003,887). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30, 2022	Foreign Currency Adjustment	Amortization/ Subtraction	June 30, 2023
Land use rights	$12,014,170	(925,405)	-	11,088,765
Less: accumulated amortization	(3,255,466)		29,325	(3,226,141)
Total land use rights, net	$8,758,704	(925,405)	29,325	7,862,624

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humid acid. The fair value of the related intangible asset was determined to be the respective cost of RMB5,875,068 (or $809,584) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The fair value on the acquired technology patent was estimated to be RMB9,200,000 (or $1,267,760) and is amortized over the remaining useful life of six years using the straight-line method. As of June 30, 2023, this technology patent is fully amortized.

The technology know-how consisted of the following:

	June 30,	Foreign Currency	June 30,
	2022	Adjustment	2023
Technology know-how	$2,250,708	(173,363)	$2,077,344
Less: accumulated amortization	(2,250,708)	173,363	(2,077,344)
Total technology know-how, net	$-	-	$-

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

CUSTOMER RELATIONSHIP

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The fair value on the acquired customer relationships was estimated to be RMB65,000,000 (or $8,957,000) and is amortized over the remaining useful life of ten years. As of June 30, 2023, this customer relationship is fully amortized.

	June 30,	Foreign Currency	June 30,
	2022	Adjustment	2023
Customer relationships	$9,704,500	(747,500)	$8,957,000
Less: accumulated amortization	(9,704,500)	747,500	(8,957,000)
Total customer relationships, net	$-	-	$-

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The fair value on the acquired non-compete agreement was estimated to be RMB1,320,000 (or $181,896) and is amortized over the remaining useful life of five years using the straight-line method. As of June 30, 2023, this non-compete agreement is fully amortized.

	June 30,	Foreign Currency	June 30,
	2022	Adjustment	2023
Non-compete agreement	$197,076	(15,180)	$181,896
Less: accumulated amortization	(197,076)	15,180	(181,896)
Total non-compete agreement, net	$-	-	$-

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks and brand names was estimated to be RMB41,371,630 (or $5,701,01 1) and is subject to an annual impairment test.

	June 30,	Foreign Currency	June 30,
	2022	Adjustment	2023
Trademarks	$6,232,670	(480,078)	$5,752,592
Less: accumulated amortization	(55,886)	4,305	(51,581)
Total trademarks, net	$6,176,784	(475,773)	$5,701,011

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Years Ending June 30,	Expense ($)
2024	307,807
2025	248,563
2026	236,935
2027	221,431
2028	221,431

DIGITAL ASSETS

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine bitcoin in West Texas. As of June 30, 2023, the company held digital assets with amount of $210,342.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to rent the land use for the Company. As of June 30, 2023, the balance of other non-current assets was $5,092,721, which was the rental fee advances for agriculture lands that the Company engaged in Shiquan County from 2025 to 2027.

In March 2017, Jinong entered into the rental agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The rental agreement was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate rental fee was approximately RMB 13 million per annum, The Company had made 10-year advances of rental fee per rental terms. The Company has amortized $1.8 million as expenses for the year ended June 30, 2023 and $2.0 million as expenses for the year ended June 30, 2022.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Estimated amortization expenses of the rental advance payments herein for the next four twelve-month periods ended June 30 and thereafter are as follows:

Years ending June 30,
2024	$1,849,965
2025	$1,849,965
2026	$1,849,965
2027	$1,392,791

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2023	2022
Payroll and welfare payable	188,222	178,341
Accrued expenses	9,805,444	7,636,524
Other payables	4,820,193	5,794,686
Other levy payable	115,568	125,213
Total	$14,929,427	$13,734,764

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,513,900). During the year ended June 30, 2023 and 2022 Yuxing has sold approximately $0 and $66,071 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $27,560 and $13,064 as of June 30, 2023 and 2022, respectively.

As of June 30, 2023, and June 30, 2022, the amount due to related parties was $5,439,209 and $5,192,496, respectively. As of June 30, 2023, and June 30, 2022, $964,600 and $1,045,100, respectively were amounts that Gufeng borrowed from a related party, Xi’an TechTeam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2023, and June 30, 2022, $2,261,693  and $1,921,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of June 30, 2023, the Company’s subsidiary, Jinong, owed 900LH.com. $995. As of June 30, 2022, the Company’s subsidiary, Jinong, owed 900LH.com. $11,431.

On July 1, 2022, Jinong renewed the office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,858).

NOTE 10 – LOAN PAYABLES

As of June 30, 2023, the short-term and long-term loan payables consisted of five loans which mature on dates ranging from September 29, 2023 through August 18, 2024 with interest rates ranging from 3.65% to 5.00%. No. 1 to 3 below are collateralized by Tianjuyuan’s land use right and building ownership right. Loan No. 2 is also guaranteed by the cash deposit. No. 4 to 5 below are collateralized by Jinong’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2023
1	Beijing Bank -Pinggu Branch	June 5, 2023-June 5, 2024	4.15%	1,378,000
2	Huaxia Bank -HuaiRou Branch	June 28, 2023-June 28, 2024	3.65%	1,378,000
3	Pinggu New Village Bank	June 29, 2023-June 28, 2024	5.00%	964,600
4	Industrial Bank Co. Ltd	August 19, 2022-August 18, 2024	3.98%	1,047,280
5	Xian Bank	September 30, 2022-September 29, 2023	3.90%	1,515,800
	Total			$6,283,680

The interest expense from short-term loans was $295,804 and $256,784 for the year ended June 30, 2023 and 2022, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made 0 provision for income taxes for the years ended June 30, 2023 and 2022.

Value-Added Tax

All the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 9 % of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “Reinstatement of VAT for Fertilizer Products”, and Notice #97, “Supplementary Reinstatement of VAT for Fertilizer Products”, which restore the VAT of 13% of the gross sales price on certain fertilizer products includes non-organic fertilizer products starting from September 1, 2015, but granted taxpayers a reduced rate of 3% from September 1, 2015 through June 30, 2016.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2023	2022
VAT provision	$(398,499)	$(384,574)
Income tax payable	(2,132,400)	(2,310,360)
Other levies	591,325	639,237
Repatriation tax	29,010,535	29,010,535
Total	$27,070,961	$26,954,838

The provision for income taxes consists of the following:

	Years Ended June 30,
	2023	2022
Current tax – foreign	$(97,820)	$(1,291,828)
Total	$(97,820)	$(1,291,828)

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2023	2022
Deferred tax assets
Deferred Tax Benefit	32,464,001	35,067,278
Valuation allowance	(32,366,181)	(35,067,278)
Total deferred tax assets	$97,820	-

The change in valuation allowance for the year ended June 30, 2023 was a decrease of $2,701,097 which was mainly resulted from foreign exchange rates.

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

As of June 30, 2023, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would be realized with the total amount of $97,820.

U.S. Tax Cuts and Jobs Act and Provisional Estimates

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 27.5%. This is the result of using the tax rate of 34% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. For fiscal year 2019, 2020, 2021, 2022 and 2023, our U.S. federal statutory tax rate is 21%.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Tax Rate Reconciliation

Our effective tax rates were approximately 0.7% and 1.3% for years ended June 30, 2023 and 2022, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21.0% and 21.0% to income before income taxes for the years ended June 30, 2023 and 2022 for the following reasons:

June 30, 2023

	China 15% - 25%		United States 21%		Total

Pretax loss	$(10,207,847)		(3,171,958)		$(13,379,805)

Expected income tax expense (benefit)	(2,551,962)	25.0%	(666,111)	21.0%	(3,218,073)
High-tech income benefits on Jinong	-	-		-	-
Loss from subsidiaries in which no benefit is recognized	2,454,142	(24.0)%		-	2,454,142
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	666,111	(21.0)%	666,111
Actual tax expense	$(97,820)	1.0%	$-	%	$(97,820)	0.7%

June 30, 2022

	China 15% - 25%		United States 21%		Total

Pretax loss	$(98,939,698)		(674,813)		$(99,614,511)

Expected income tax expense (benefit)	(24,734,925)	25.0%	(141,711)	21.0%	(24,876,635)
High-tech income benefits on Jinong	765,909	(0.8)%		-	765,909
Loss from subsidiaries in which no benefit is recognized	24,010,666	(24.3)%		-	24,010,666
Change in valuation allowance on deferred tax asset from US tax benefit	(1,291,828)	1.3%	141,711	(21.0)%	(1,150,117)
Actual tax expense	$(1,250,178)	1.3%	$-	%	$(1,250,178)	1.3%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

NOTE 12 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2023, and June 30, 2022, there were 13,380,914 and 12,141,467 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2023, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – STOCK OPTIONS

There were no issuances of stock options during the years ended June 30, 2023 and 2022.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Vendor and Customer Concentration

There are six vendors that the Company purchased over 10% of its raw materials with an aggregate amount of $71,040,024, or 12.2%, 12.0%, 12.0%, 11.8%, 11.7% and 11.6%, respectively, for fertilizer manufacturing during the year ended June 30, 2023.

There are six vendors that the Company purchased over 10% of its raw materials with an aggregate amount of $99,101,685, or 11.9%, 11.8%, 11.6%, 11.3%, 11.1% and 10.9%, respectively, for fertilizer manufacturing during the year ended June 30, 2022.

Six customers accounted for an aggregate amount of $71,690,103, or 10.7%,10.4%,10.4%,10.4%,10.3%, and 10.2%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2023.

Two customers accounted for an aggregate amount of $33,378,901, or 10.1% and 10.1%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2022.

Litigation

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On September 30, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021. The plaintiff amended the complaint on Oct 30, 2021. On August 30, 2022, the Southern District of New York federal court presiding over the case issued an order granting motions to dismiss all claims in the amended complaint against the Company, its executives, and its independent directors. On September 6, 2022, the plaintiff filed a notice of civil appeal to the U.S. Court of Appeals, Second Circuit. The appeal has now been fully briefed and the Company expects a decision to issue sometime in the coming year.

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

NOTE 15 – SEGMENT REPORTING

As of June 30, 2023, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), and Antaeus (bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
	2023	2022
Revenues from unaffiliated customers:
Jinong	$40,247,303	$54,339,228
Gufeng	74,028,542	102,755,286
Yuxing	9,654,168	11,356,390
Antaeus	210,342	-
Consolidated	$124,140,355	$168,450,904
Operating income (expense):
Jinong	$(4,411,893)	$(3,466,631)
Gufeng	(6,062,353)	(80,233,988)
Yuxing	499,479	581,840
Antaeus	(465,560)
Reconciling item (1)	-	-
Reconciling item (2)	(3,173,033)	(679,326)
Consolidated	$(13,613,360)	$(83,798,104)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Net income (loss):
Jinong	$(4,224,927)	(3,063,634)
Gufeng	(6,280,625)	(80,547,966)
Yuxing	763,512	722,936
Antaeus	(367,988)	-
Reconciling item (1)	1,077	4,513
Reconciling item (2)	(3,173,034)	612,503
Reconciling item (3)	$-	$1,748,951
Consolidated	$(13,281,985)	$(80,522,696)

Depreciation and Amortization:
Jinong	$785,503	$833,042
Gufeng	761,466	816,510
Yuxing	839,514	1,280,938
Antaeus	16,667	-
Consolidated	$2,403,150	$2,930,490
Interest expense:
Jinong	78,342	-
Gufeng	217,462	256,784
Yuxing	-	-
Antaeus	-	-
Consolidated	$295,804	$256,784

Capital Expenditure:
Jinong	$52,664	$97,900
Gufeng	216,892	29,308
Yuxing	101,837	37,069
Antaeus	1,000,000	-
Consolidated	$1,371,393	$164,278

	As of
	June 30,	June 30,
	2023	2022
Identifiable assets:
Jinong	$87,862,836	$100,958,241
Gufeng	49,749,041	80,923,101
Yuxing	38,223,482	40,132,337
Antaeus	3,292,247	-
Reconciling item (1)	7,387,637	(27,064,606)
Reconciling item (2)	166,121	166,121
Consolidated	$186,681,364	$195,115,195

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

(3)	Reconciling amounts refer to the gain on discontinuing sales VIEs and the intercompany transaction clearing.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2023 and 2022, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

NOTE 16 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2020, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as its Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,858).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 2, 2023, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $51,192 and $97,307 as rent expenses for the years ended June 30, 2023 and 2022, respectively. The contingent rent expenses herein for the next five years ended June 30, are as follows:

Years ending June 30,
2024	55,392
2025	55,392
2026	55,392
2027	55,392
2028	55,392

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

June 30, 2023

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIEs were included in the accompanying consolidated financial statements as of June 30, 2023 and June 30, 2022:

	June 30,	June 30,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$323,854	$385,308
Accounts receivable, net	283,221	710,143
Inventories	24,288,379	22,062,527
Other current assets	108,677	22,932
Related party receivable	27,560	13,064.00
Advances to suppliers	-	1,879,704
Total Current Assets	25,031,691	25,073,678

Plant, Property and Equipment, Net	5,887,278	6,926,023
Other assets	9,784	10,600
Intangible Assets, Net	7,294,729	8,122,036
	-
Total Assets	$38,223,482	$40,132,337
	-
LIABILITIES AND STOCKHOLDERS’ EQUITY	-
Current Liabilities	-
Accounts payable	$12,512	$107,095
Customer deposits	62,134	10,016
Accrued expenses and other payables	282,968	306,116
Amount due to related parties	39,346,051	42,105,604
Total Current Liabilities	39,703,665	42,528,831
Total Liabilities	$39,703,665	42,528,831

Stockholders’ equity	(1,480,183)	(2,396,494)

Total Liabilities and Stockholders’ Equity	$38,223,482	$40,132,337

	Years Ended June 30,
	2023	2022
Revenue	$9,654,168	$11,356,390
Expenses	8,890,656	10,633,454
Net income	$763,512	$722,936

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Company’s PRC subsidiaries net assets as of June 30, 2023 and 2022 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and they are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets

	As of June 30,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$49,598	$52,485
Other current assets	169,071	169,071
Total Current Assets	218,668	221,555

Long-term equity investment	139,569,715	146,457,664
Total long-term assets	139,569,715	146,457,664
Total Assets	$139,788,383	$146,679,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	4,445,449	4,105,449
Other payables and accrued expenses	9,760,556	7,588,486
Total Current Liabilities	14,420,526	11,908,455

Stockholders’ Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 13,380,914 and 12,141,467 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	13,381	12,141
Additional paid in capital	242,090,576	224,676,686
Accumulated other comprehensive loss	(26,950,493)	(13,414,442)
Retained earnings	(89,785,607)	(76,503,621)
Total Stockholders’ Equity	125,367,857	134,770,764
Total Liabilities and Stockholders’ Equity	$139,788,383	$146,679,219

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Condensed Statements of Operations

	Year ended June 30,
	2023	2022
Revenue	$-	$-
General and administrative expenses	3,173,034	679,326
Interest income	1,076	4,513
Provision for tax	-	(1,291,828)
Equity investment in subsidiaries	(10,110,028)	(98,981,348)
Net income	$(13,281,986)	$(98,364,333)

Condensed Statements of Cash Flows

	Year Ended June 30,
	2023	2022
Net cash used in operating activities	$(17,100,265)	$(54,476,955)
Net cash provided by investing activities	2,001,000	-
Net cash provided by financing activities	17,097,130	54,454,275
Cash and cash equivalents, beginning balance	52,484	75,165
Cash and cash equivalents, ending balance	$2,050,350	$52,484

Notes to Condensed Parent Company Financial Information

As of June 30, 2023, and 2022, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2023 to the date these consolidated financial statements were available to be issued and has determined that there were below significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements.

On August 10, 2023, our Board of Directors adopted the Company’s 2023 Equity Incentive Plan. The 2023 Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards (collectively, “Awards”) to employees or consultants of our company or of any subsidiary of our company and to non-employee members of our advisory board or our Board of Directors or the board of directors of any of our subsidiaries. Our Board of Directors believes that adoption of the Incentive Plan is in the best interests of our company and our stockholders because the ability to grant stock options and make other stock-based awards under the Incentive Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board of Directors or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success. Therefore, our Board of Directors believes the Incentive Plan will be a key component of our compensation program.

As of November 3, 2023, 2,759,011 shares of our common stock remained available for future grants under the Plans and no Awards had been granted under the 2023 Plan.