Form 10-Q
period 2023-09-30
China Green Agriculture, Inc.
filed 2023-11-20
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,380,914 shares of common stock, $0.001 par value, as of November 20, 2023.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	June 30, 2023

ASSETS
Current Assets
Cash and cash equivalents	$67,285,823	$71,142,188
Digital assets	41,564	210,342
Accounts receivable, net	19,908,132	16,455,734
Inventories, net	42,595,553	46,455,131
Prepaid expenses and other current assets	2,668,186	2,603,489
Amount due from related parties	-	27,560
Advances to suppliers, net	14,685,085	14,332,715
Total Current Assets	147,184,343	151,227,159

Plant, property and equipment, net	17,519,818	16,690,245
Other assets	9,734	9,784
Other non-current assets	4,605,489	5,092,721
Intangible assets, net	13,439,658	13,563,635
Deferred Tax Asset	102,233	97,820
Total Assets	$182,861,275	$186,681,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,979,494	$2,100,449
Customer deposits	5,669,071	5,489,781
Accrued expenses and other payables	15,117,943	14,929,427
Amount due to related parties	5,625,161	5,439,209
Taxes payable	27,033,499	27,070,961
Short term loans	3,756,540	5,346,640

Total Current Liabilities	59,181,708	60,376,467

Long-term Liabilities
Long-term loans	932,280	937,040
Total Liabilities	$60,113,988	61,313,507

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 13,380,914 and 13,380,914 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	13,381	13,381
Additional paid-in capital	242,090,576	242,090,576
Statutory reserve	26,732,603	26,728,079
Retained earnings	(118,302,403)	(116,513,686)
Accumulated other comprehensive loss	(27,786,870)	(26,950,493)
Total Stockholders’ Equity	122,747,287	125,367,857

Total Liabilities and Stockholders’ Equity	$182,861,275	$186,681,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,
	2023	2022
Sales
Jinong	$9,288,758	$12,148,002
Gufeng	10,421,274	12,578,822
Yuxing	2,342,716	2,870,501
Antaeus	345,114	-
Net sales	22,397,862	27,597,325
Cost of goods sold
Jinong	6,606,614	8,760,170
Gufeng	8,995,321	11,254,877
Yuxing	1,877,527	2,397,469
Antaeus	268,546	-
Cost of goods sold	17,748,008	22,412,516
Gross profit	4,649,854	5,184,809
Operating expenses
Selling expenses	1,879,155	2,437,354
General and administrative expenses	4,556,606	3,285,115
Total operating expenses	6,435,761	5,722,469
Loss from operations	(1,785,907)	(537,660)
Other income (expense)
Other (expense)	9,783	27,790
Interest income	55,072	64,000
Interest expense	(67,554)	(82,244)
Total other (expense)	(2,699)	9,546
Loss before income taxes	(1,788,606)	(528,114)
Provision for income taxes	(4,413)	-
Net loss	$(1,784,193)	(528,114)

Other comprehensive loss
Foreign currency translation loss	(836,377)	(10,920,158)
Comprehensive loss	$(2,620,570)	$(11,448,272)

Basic weighted average shares outstanding	13,380,914	12,930,752
Basic net loss per share	$(0.13)	$(0.04)

Diluted weighted average shares outstanding	13,380,914	12,930,752
Diluted net loss per share	$(0.13)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Number Of	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, JUNE 30, 2023	13,380,914	$13,381	$242,090,576	$26,728,079	$(116,513,686)	$(26,950,493)	$125,367,857

Net loss					(1,784,193)		(1,784,193)
Issuance of stock							-

Transfer to statutory reserve				4,524	(4,524)		-

Other comprehensive loss						(836,377)	(836,377)

BALANCE, SEPTEMBER 30, 2023	13,380,914	$13,381	$242,090,576	$26,732,603	$(118,302,403)	$(27,786,870)	$122,747,287

	Number Of	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, JUNE 30, 2022	12,141,467	$12,141	$224,676,686	$26,870,968	$(103,374,589)	$(13,414,442)	$134,770,764

Net loss					(528,114)		(528,114)
Issuance of stock	1,117,142	1,117	16,756,013				16,757,130
Transfer to statutory reserve				119.594	(119,594)		-

Other comprehensive loss						(10,920,158)	(10,920,158)

BALANCE, SEPTEMBER 30, 2022	13,258,609	$13,259	$241,432,699	$26,990,562	$(104,022,298)	$(24,334,600)	$140,079,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(1,784,193)	$(528,114)
Adjustments to reconcile Net loss to net cash provided by (used in) operating activities
Depreciation and amortization	656,959	662,177
Provision for losses on accounts receivable	(538,416)	-
Inventories impairment	2,379,234	1,735,860
Changes in operating assets
Digital assets	168,777	-
Accounts receivable	(3,024,768)	(347,169)
Amount due from related parties	27,631	(5,167)
Other current assets	(77,657)	(8,349,885)
Inventories	1,272,227	(7,691,110)
Advances to suppliers	(426,393)	12,793,200
Other assets	464,911	491,281
Deferred tax assets	(4,413)	-
Changes in operating liabilities
Accounts payable	(112,632)	71,479
Customer deposits	208,770	(1,510,592)
Amount due to related parties	-	(11,177)
Tax payables	(47,678)	61,229
Accrued expenses and other payables	211,131	381,397
Interest payable	-	(748,919)
Net cash used in operating activities	(626,510)	(2,995,510)
Cash flows from investing activities
Purchase of plant, property, and equipment	(1,507,026)	(228,541)
Sales of discontinued operations	-	912,425
Net cash (used in) provided by investing activities	(1,507,026)	683,884

Cash flows from financing activities
Proceeds from the sale of common stock	-	16,757,130
Proceeds from loans	-	1,167,904
Repayment of loans	(1,574,960)	-
Advance from related party	191,000	100,000
Net cash (used in) provided by financing activities	(1,383,960)	18,025,034

Effect of exchange rate change on cash and cash equivalents	(338,869)	(3,651,176)
Net (decrease) increase in cash and cash equivalents	(3,856,365)	12,062,232

Cash and cash equivalents, beginning balance	71,142,188	57,770,303
Cash and cash equivalents, ending balance	$67,285,823	$69,832,535

Supplement disclosure of cash flow information
Interest expense paid	$67,554	$82,244
Income taxes paid	$60,650	$84,622

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of September 30, 2023, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2023 and June 30, 2023 were $67,166,687 and $69,091,838, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $119,136 and $2,050,350 in cash in three banks in the United States as of September 30, 2023 and June 30, 2023, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of September 30, 2023, the Company held Bitcoin as digital assets with amount of $41,564. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed. As of September 30, 2023, the Company determined that there were no impairments of its digital assets.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of September 30, 2023, and June 30, 2023, the Company had accounts receivable of $19,908,132 and $16,455,734, net of allowance for doubtful accounts of $50,913,569 and $54,708,486, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection from 2020 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The company recorded bad debt expense in the amount of $(538,416) and $0 for the three months ended September 30, 2023 and 2022, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of September 30, 2023, and 2022, the Company had no reserve for obsolete goods. The company confirmed the loss of $2.4 million and $1.7 million of inventories for the three months ended September 30, 2023 and 2022, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2023 and 2022, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2023, and June 30, 2023, the Company had customer deposits of $5,669,071 and $5,489,781, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30,
	2023	2022
Net loss for Basic Earnings Per Share	$(1,784,193)	$(528,114)
Basic Weighted Average Number of Shares	13,380,914	12,930,752
Net loss Per Share – Basic	$(0.13)	$(0.04)
Net loss for Diluted Earnings Per Share	$(1,784,193)	$(528,114)
Diluted Weighted Average Number of Shares	13,380,914	12,930,752
Net loss Per Share – Diluted	$(0.13)	$(0.04)

Recent accounting pronouncements

The Company has evaluated all recently issued accounting pronouncements and does not believe any such pronouncements currently have, and does not expect such pronouncements to have, a material impact on the Condensed Consolidated Financial Statements on a prospective basis.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2023 through September 30, 2023 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2023	2023
Raw materials	$7,377,961	$11,617,989
Supplies and packing materials	$407,456	$410,904
Work in progress	$170,203	$172,248
Finished goods	$34,639,933	$34,253,990
Total	$42,595,553	$46,455,131

The company confirmed the loss of $2.4 million and $1.7 million of inventories for the three months ended September 30, 2023 and 2022, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2023	2023
Building and improvements	$36,877,178	$37,065,465
Auto	2,703,358	2,716,931
Machinery and equipment	18,522,972	18,608,254
Others	1,502,600	-
Total property, plant and equipment	59,606,108	58,390,650
Less: accumulated depreciation	(42,086,290)	(41,700,404)
Total	$17,519,818	$16,690,246

For the three months ended September 30, 2023, total depreciation expense was $601,458, decreased $2,072, or 0.3%, from $603,530 for the three months ended September 30, 2022.

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2023	2023
Land use rights, net	$7,767,607	$7,862,624
Technology patent, net	-	-
Customer relationships, net	-	-
Non-compete agreement	-	-
Trademarks	5,672,051	5,701,011
Total	$13,439,658	$13,563,635

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,033,649). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $143,400). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $998,787). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	September 30,	June 30,
	2023	2023
Land use rights	$11,032,436	11,088,765
Less: accumulated amortization	(3,264,829)	(3,226,141)
Total land use rights, net	$7,767,607	7,862,624

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $805,472) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,261,320) and is amortized over the remaining useful life of six years using the straight-line method. As of September 30, 2023, this technology patent is fully amortized.

The technology know-how consisted of the following:

	September 30,	June 30,
	2023	2023
Technology know-how	$2,066,792	$2,077,344
Less: accumulated amortization	(2,066,792)	(2,077,344)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $8,911,500) and is amortized over the remaining useful life of ten years.

	September 30,	June 30,
	2023	2023
Customer relationships	$8,911,500	$8,957,000
Less: accumulated amortization	(8,911,500)	(8,957,000)
Total customer relationships, net	$-	$-

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $180,972) and is amortized over the remaining useful life of five years using the straight-line method.

	September 30,	June 30,
	2023	2023
Non-compete agreement	$180,972	$181,896
Less: accumulated amortization	(180,972)	(181,896)
Total non-compete agreement, net	$-	$-

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41, 371,630 (or $5,672,051) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2024	286,798
2025	247,300
2026	228,983
2027	220,306
2028	220,306

DIGITAL ASSETS

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine Bitcoin in West Texas. As of September 30, 2023, the company held digital assets with amount of $41,564.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of September 30, 2023, the balance of other non-current assets was $4,605,489, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2025 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $0.5 million and $0.5 million as expenses for the three months ended September 30, 2023 and 2022, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended September 30 and thereafter are as follows:

Twelve months ending September 30,
2024	$1,840,568
2025	$1,840,568
2026	$1,840,568
2027	$924,354

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2023	2023
Payroll and welfare payable	$165,186	$188,222
Accrued expenses	10,135,859	9,805,444
Other payables	4,701,917	4,820,193
Other levy payable	114,981	115,568
Total	$15,117,943	$14,929,427

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,496,050). For the three months ended September 30, 2023 and 2022, Yuxing hadn’t sold any products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 and $27,560 as of September 30, 2023 and June 30, 2023, respectively.

As of September 30, 2023, and June 30, 2023, the amount due to related parties was $5,625,161 and $5,439,209, respectively.  As of September 30, 2023, and June 30, 2023, $959,700 and $964,600, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of September 30, 2023, and June 30, 2023, $2,336,693 and $2,261,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing. As of September 30, 2023, and June 30, 2023, $116,000 and $0, respectively were advances from Mr. Zhibiao Pan, Co-CEO of the Company. The advances were unsecured and non-interest-bearing.

As of September 30, 2023, and June 30, 2023, the Company’s subsidiary, Jinong, owed 900LH.com $990 and $995, respectively.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,839).

NOTE 10 – LOAN PAYABLES

As of September 30, 2023, the short-term and long-term loan payables consisted of four loans which mature on dates ranging from June 5, 2024 through August 18, 2024 with interest rates ranging from 3.65% to 5.00%. The first three loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2023
1	Beijing Bank -Pinggu Branch	June 5, 2023-June 5, 2024	4.15%	1,371,000
2	Huaxia Bank -HuaiRou Branch	June 28, 2023-June 28, 2024	3.65%	1,371,000
3	Pinggu New Village Bank	June 29, 2023-June 28, 2024	5.00%	959,700
4	Industrial Bank Co. Ltd	August 19, 2022-August 18, 2024	3.98%	987,120
	Total			$4,688,820

The interest expense from loans was $67,554 and $82,244 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made no provision for income taxes for the three-month period ended September 30, 2023 and 2022.

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

Income Taxes and Related Payables

	September 30,	June 30,
	2023	2023
VAT provision	$(456,256)	$(398,499)
Income tax payable	(2,121,569)	(2,132,400)
Other levies	600,789	591,325
Repatriation tax	29,010,535	29,010,535
Total	$27,033,499	$27,070,961

The provision for income taxes consists of the following:

	September 30,	September 30,
	2023	2022
Current tax - foreign	$(4,413)	$-
Deferred tax	-	-
Total	$(4,413)	$-

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2023	2023
Deferred tax assets
Deferred Tax Benefit	32,304,001	32,464,001
Valuation allowance	(32,201,767)	(32,366,181)
Total deferred tax assets	$102,233	97,820

Tax Rate Reconciliation

Our effective tax rates were approximately 0.2% and 0% for the three months ended September 30, 2023 and 2022, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the Three months Ended September 30, 2023 and 2022 for the following reasons:

September 30, 2023

	China 15% - 25%		United States 21%		Total
Pretax loss	$(1,243,531)		(545,075)		$(1,788,606)

Expected income tax expense (benefit)	(310,883)	25.0%	(114,466)	21.0%	(425,349)
High-tech income benefits on Jinong	-	-	-	-	-
Losses from subsidiaries in which no benefit is recognized	306,469	-24.6%	-	-	306,469
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	114,466	(21.0)%	114,466
Actual tax expense	$(4,413)	0.4%	$-	-	$(4,413)	0.2%

September 30, 2022

	China 15% - 25%		United States 21%		Total
Pretax loss	$449,437		(977,551)		$(528,114)

Expected income tax expense (benefit)	112,359	25.0%	(205,286)	21.0%	(92,927)
High-tech income benefits on Jinong	(246,088)	(54.8)%	-	-	(246,088)
Losses from subsidiaries in which no benefit is recognized	133,728	29.8%	-	-	133,728
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	205,286	(21.0)%	205,286
Actual tax expense	$-	-	$-	-	$-	0%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the quarter ended September 30, 2023.

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

As of September 30, 2023, and June 30, 2023, there were 13,380,914 and 13,380,914 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2023, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

NOTE 13 – CONCENTRATIONS AND LITIGATION

Market Concentration

The majority of the Company’s revenue-generating operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

Vendor and Customer Concentration

There are three vendors that the Company purchased over 10% of its raw materials with an aggregate amount of $6,878,429, or 10.7%, 10.5%, and 10.1%, respectively, for fertilizer manufacturing during the three months ended September 30, 2023.

None of the vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the three months ended September 30, 2022.

No customer accounted for over 10% of the Company’s sales for the three months ended September 30, 2023 and 2022.

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

NOTE 14 – SEGMENT REPORTING

As of September 30, 2023, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended September 30,
	2023	2022
Revenues from unaffiliated customers:
Jinong	$9,288,758	$12,148,002
Gufeng	10,421,274	12,578,822
Yuxing	2,342,716	2,870,501
Antaeus	345,114	-
Consolidated	$22,397,862	27,597,325

Operating income (expense):
Jinong	$(145,123)	$919,643
Gufeng	(1,219,882)	(663,730)
Yuxing	154,682	183,994
Antaeus	(30,496)	-
Reconciling item (1)	-	-
Reconciling item (2)	(545,088)	(977,567)
Consolidated	$(1,785,907)	$(537,660)

Net income (loss):
Jinong	$(114,362)	$984,350
Gufeng	(1,262,423)	(746,500)
Yuxing	154,271	211,586
Antaeus	(16,603)	-
Reconciling item (1)	12	16
Reconciling item (2)	(545,088)	(977,566)
Consolidated	$(1,784,193)	$(528,114)

Depreciation and Amortization:
Jinong	$189,307	$198,245
Gufeng	182,340	193,653
Yuxing	185,225	270,280
Antaeus	100,087	-
Consolidated	$656,959	$662,177

Interest expense:
Jinong	25,128	-
Gufeng	42,426	82,244
Yuxing	-	-
Antaeus	-	-
Consolidated	$67,554	$82,244

Capital Expenditure:
Jinong	$743	$3,762
Gufeng	-	219,870
Yuxing	3,684	4,909
Antaeus	1,502,600	-
Consolidated	$1,507,027	$228,541

	As of
	September 30,	June 30,
	2023	2023
Identifiable assets:
Jinong	$86,188,315	$87,862,836
Gufeng	47,935,231	49,749,041
Yuxing	38,355,326	38,223,482
Antaeus	2,839,333	3,292,247
Reconciling item (1)	7,376,949	7,387,637
Reconciling item (2)	166,121	166,121
Consolidated	$182,861,275	$186,681,364

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,839).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 2, 2023, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $13,783 and $13,021 as rent expenses from these committed property leases for the three-month periods ended September 30, 2023 and 2022, respectively. The contingent rent expenses herein for the next five twelve-month periods ended September 30, are as follows:

Years ending September 30,
2024	$55,132
2025	55,132
2026	55,132
2027	55,132
2028	55,132

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIE (Yuxing) was included in the accompanying consolidated financial statements as of September 30, 2023 and June 30, 2023:

	September 30,	June 30,
	2023	2023

ASSETS
Current Assets
Cash and cash equivalents	$278,236	$323,854
Accounts receivable, net	622,237	283,221
Inventories	24,388,477	24,288,379
Other current assets	121,753	108,677
Related party receivable	-	27,560

Total Current Assets	25,410,703	25,031,691

Plant, Property and Equipment, Net	5,727,384	5,887,278
Other assets	9,734	9,784
Intangible Assets, Net	7,207,505	7,294,729
Total Assets	$38,355,326	$38,223,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$58,898	$12,512
Customer deposits	18,126	62,134
Accrued expenses and other payables	281,690	282,968
Amount due to related parties	39,316,184	39,346,051
Total Current Liabilities	39,674,898	39,703,665
Total Liabilities	$39,674,898	39,703,665

Stockholders’ equity	(1,319,572)	(1,480,183)

Total Liabilities and Stockholders’ Equity	$38,355,326	$38,223,482

	Three Months Ended September 30,
	2023	2022
Revenue	$2,342,717	$2,870,501
Expenses	2,188,446	2,658,915
Net income	$154,271	$211,586

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after September 30, 2023 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 88.0% and 89.6% of our total revenues for the three months ended September 30, 2023 and 2022, respectively. Yuxing generated 10.5% and 10.4% of our revenues for the years ended September 30, 2023 and 2022, respectively. Yuxing serves as a research and development base for our fertilizer products.  Antaeus generated 1.5% and 0% of our revenues for the years ended September 30, 2023 and 2022, respectively.

Fertilizer Products

As of September 30, 2023, we had developed and produced a total of 409 different fertilizer products in use, of which 73 were developed and produced by Jinong, 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2022 to 2023
	2023	2022	Amount	%
	(metric tons)
Jinong	8,036	9,385	(1,349)	-14.4%
Gufeng	20,809	24,171	(3,362)	-13.9%
	28,845	33,556	(4,711)	-14.0%

	Three Months Ended September 30,
	2023	2022
	(revenue per tons)
Jinong	$1,157	$1,294
Gufeng	501	520

For the three months ended September 30, 2023, we sold approximately 28,845 tons of fertilizer products, as compared to 33,556 metric tons for the three months ended September 30, 2022. For the three months ended September 30, 2023, Jinong sold approximately 8,036 metric tons of fertilizer products, as compared to 9,385 metric tons for the three months ended September 30, 2022. For the three months ended September 30, 2023, Gufeng sold approximately 20,809 metric tons of fertilizer products, as compared to 24,171 metric tons for the three months ended September 30, 2022.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 61.9% of our fertilizer revenue for the three months ended September 30, 2023. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (26.2%), Heilongjiang (11.5%), Inner Mongolia (9.5%), Liaoning (9.4%), and Shaanxi (5.3%).

As of September 30, 2023, we had a total of 1,223 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 878 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 18.2% of its fertilizer revenues for the three months ended September 30, 2023. Gufeng had 345 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 80.9% of its revenues for the three months ended September 30, 2023.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 83.2% of our agricultural products revenue for the three months ended September 30, 2023 were Shaanxi (67.4%), Beijing (9.4%), and Shanghai (6.4%).

Digital Assets Bitcoin

In March 2023, we established Antaeus Tech Inc. (“Antaeus”) and purchased mining machines to mine digital assets Bitcoin in the State of Texas. Through Antaeus, we expanded our activities in the mining of digital assets Bitcoin.

Recent Developments

New Products

During the three months ended September 30, 2023, Jinong launched 3 new fertilizer products but eliminated 105 unqualified distributors. During the same period, Gufeng neither launched any new fertilizer products nor added any new distributors

Results of Operations

Three Months ended September 30, 2023 Compared to the Three Months ended September 30, 2022.

	2023	2022	Change $	Change %
Sales
Jinong	$9,288,758	$12,148,002	(2,859,244)	-23.5%
Gufeng	10,421,274	12,578,822	(2,157,548)	-17.2%
Yuxing	2,342,716	2,870,501	(527,785)	-18.4%
Antaeus	345,114	-	345,114	-
Net sales	22,397,862	27,597,325	(5,199,463)	-18.8%

Cost of goods sold

Jinong	6,606,614	8,760,170	(2,153,556)	-24.6%
Gufeng	8,995,321	11,254,877	(2,259,556)	-20.1%
Yuxing	1,877,527	2,397,469	(519,942)	-21.7%
Antaeus	268,546	-	268,546	-
Cost of goods sold	17,748,008	22,412,516	(4,664,508)	-20.8%
Gross profit	4,649,854	5,184,809	(534,955)	-10.3%
Operating expenses
Selling expenses	1,879,155	2,437,354	(558,199)	-22.9%
General and administrative expenses	4,556,606	3,285,115	1,271,491	38.7%
Total operating expenses	6,435,761	5,722,469	713,292	12.5%
Loss from operations	(1,785,907)	(537,660)	(1,248,247)	232.2%
Other income (expense)
Other income (expense)	9,783	27,790	(18,007)	-64.8%
Interest income	55,072	64,000	(8,928)	-13.9%
Interest expense	(67,554)	(82,244)	14,690	-17.9%
Total other income (expense)	(2,699)	9,546	(12,245)	-128.3%
Loss before income taxes	(1,788,606)	(528,114)	(1,260,492)	238.7%
Provision for income taxes	(4,413)	-	(4,413)	-
Net loss	(1,784,193)	(528,114)	(1,256,078)	237.8%

Other comprehensive loss
Foreign currency translation loss	(836,377)	(10,920,158)	10,083,781	-92.3%
Comprehensive loss	$(2,620,570)	$(11,448,272)	8,827,703	-77.1%

Net Sales

Total net sales for the three months ended September 30, 2023 were $22,397,862, a decrease of $5,199,463 or 18.8%, from $27,597,325 for the three months ended September 30, 2022. This decrease was mainly due to the decrease for Jinong’s net sales.

For the three months ended September 30, 2023, Jinong’s net sales decreased $2,859,244, or 23.5%, to $9,288,758 from $12,148,002 for the three months ended September 30, 2022. This decrease was mainly due to Jinong’s lower sales volume in the last three months. Jinong sold approximately 8,036 metric tons of fertilizer products for the three months ended September 30, 2023, decreased 1,349 tons or 14.4%, as compared to 9,385 metric tons for the three months ended September 30, 2022.

For the three months ended September 30, 2023, Gufeng’s net sales were $10,421,274, a decrease of $2,157,548 or 17.2%, from $12,578,822 for the three months ended September 30, 2022. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 20,809 metric tons of fertilizer products for the three months ended September 30, 2023, decreased 3,362 tons or 13.9%, as compared to 24,171 metric tons for the three months ended September 30, 2022.

For the three months ended September 30, 2023, Yuxing’s net sales were $2,342,716, a decrease of $527,785 or 18.4%, from $2,870,501 for the three months ended September 30, 2022. The decrease was mainly due to the decrease in market demand during the three months ended September 30, 2023.

For the three months ended September 30, 2023, Antaeus’s net sales were $345,114.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2023 was $17,748,008, a decrease of $4,664,508, or 20.8%, from $22,412,516 for the three months ended September 30, 2022. The decrease was mainly due lower sales.

Cost of goods sold by Jinong for the three months ended September 30, 2023 was $6,606,614, a decrease of $2,153,556, or 24.6%, from $8,760,170 for the three months ended September 30, 2022. The decrease in cost of goods was primarily due to lower sales in last three months ended September 30, 2023.

Cost of goods sold by Gufeng for the three months ended September 30, 2023 was $8,995,321, a decrease of $2,259,556, or 20.1%, from $11,254,877 for the three months ended September 30, 2022. This decrease was primarily due to the 17.2% decrease in net sale in last three months ended September 30, 2023.

For three months ended September 30, 2023, cost of goods sold by Yuxing was $1,877,527, a decrease of $519,942, or 21.7%, from $2,397,469 for the three months ended September 30, 2022. This decrease was primarily due to the 18.4% decrease in net sale in last three months ended September 30, 2023.

For the three months ended September 30, 2023, cost of goods sold by Antaeus was $268,546.

Gross Profit

Total gross profit for the three months ended September 30, 2023 decreased by $534,955, or 10.3%, to $4,649,854, as compared to $5,184,809 for the three months ended September 30, 2022. Gross profit margin percentage was 20.8% and 18.8% for the three months Ended September 30, 2023 and 2022, respectively.

Gross profit generated by Jinong decreased by $705,688, or 20.8%, to $2,682,144 for the three months ended September 30, 2023 from $3,387,832 for the three months ended September 30, 2022. Gross profit margin percentage from Jinong’s sales was approximately 28.9% and 27.9% for the three months Ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023, gross profit generated by Gufeng was $1,425,953, an increase of $102,008, or 7.7%, from $1,323,945 for the three months ended September 30, 2022. Gross profit margin percentage from Gufeng’s sales was approximately 13.7% and 10.5% for the three months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023, gross profit generated by Yuxing was $465,189, a slightly decrease of $7,843, or 1.7% from $473,032 for the three months ended September 30, 2022. The gross profit margin percentage was approximately 19.9% and 16.5% for the three months Ended September 30, 2023 and 2022, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

For the three months ended September 30, 2023, gross profit generated by Antaeus was $76,568. The gross profit margin was approximately 22.2% for the three months ended September 30, 2023.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,879,155, or 8.4%, of net sales for the three months ended September 30, 2023, as compared to $2,437,354, or 8.8%, of net sales for the three months ended September 30, 2022, a decrease of $558,199, or 22.9%. The decrease in selling expense was caused by the decrease in marketing activities.

The selling expenses of Jinong for the three months ended September 30, 2023 were $1,795,441 or 19.3% of Jinong’s net sales, as compared to selling expenses of $2,351,821 or 19.4% of Jinong’s net sales for the three months ended September 30, 2022. The selling expenses of Yuxing were $19,837 or 0.8% of Yuxing’s net sales for the three months ended September 30, 2023, as compared to $19,046 or 0.7% of Yuxing’s net sales for the three months ended September 30, 2022. The selling expenses of Gufeng were $63,877 or 0.6% of Gufeng’s net sales for the three months ended September 30, 2023, as compared to $66,487 or 0.5% of Gufeng’s net sales for the three months ended September 30, 2022. There is no selling expenses for Antaeus for the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $4,556,606, or 20.3% of net sales for the three months ended September 30, 2023, as compared to $3,285,115, or 11.9% of net sales for the three months ended September 30, 2022, an increase of $1,271,491, or 38.7%. The increase in general and administrative expenses was mainly due to higher general and administrative expenses for Jinong and Gufeng. Jinong’s general and administrative expenses were $1,031,827 for the three months ended September 30, 2023, increased $915,460, or 786.7%, as compared to $116,367 for the three months ended September 30, 2022. Gufeng’s general and administrative expenses were $2,581,958 for the three months ended September 30, 2023, increased $660,770, or 34.4%, as compared to $1,921,188 for the three months ended September 30, 2022.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2023 was $2,699, as compared to other income of $9,546 for the three months ended September 30, 2022. The difference was mainly due to the decrease in other income with amount of 18,007, or 64.8% from $27,790 for the three months ended September 30, 2022 to $9,783 for the three months ended September 30, 2023. There was $21,898 in subsidy income for the three months ended September 30, 2022, compared to no subsidy income for the three months ended September 30, 2023.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred no income tax expenses for the three months ended September 30, 2023 and 2022.

Gufeng is subject to a tax rate of 25%, incurred no income tax expenses for the three months ended September 30, 2023 and 2022.

Yuxing inccured no income tax for the three months ended September 30, 2023 and 2022 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $(4,413) for the three months ended September 30, 2023.

Net loss

Net loss for the three months ended September 30, 2023 was $(1,784,193), an increase in loss of $1,256,078, or 237.8%, compared to net loss of $(528,114) for the three months ended September 30, 2022. Net loss as a percentage of total net sales was approximately -8.0% and -1.9% for the three months Ended September 30, 2023 and 2022, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2023, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income (loss) decreased by $1,098,712, or 111.6%, to $(114,362) for the three months ended September 30, 2023, from $984,350 for the three months ended September 30, 2022. The decrease in net income was principally due to lower sales and higher general and administrative expenses.

For Gufeng, the net loss increased by $515,923, or 69.1%, to $(1,262,423) for the three months ended September 30, 2023, from $(746,500) for the three months ended September 30, 2022. The increase in net loss was principally due to the increase in general and administrative expenses.

For Yuxing, the net income decreased $57,315 or 27.1%, to $154,271 for the three months ended September 30, 2023 from $211,586 for the three months ended September 30, 2022. The decrease was mainly due to lower net sales.

For Antaeus, the net loss was $(16,603) for the three months ended September 30, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of September 30, 2023, cash and cash equivalents were $67,285,823, a decrease of $3,856,365, or 5.4%, from $71,142,188 as of June 30, 2023.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(626,510)	$(2,995,510)
Net cash (used in) provided by investing activities	(1,507,026)	683,884
Net cash (used in) provided by financing activities	(1,383,960)	18,025,034
Effect of exchange rate change on cash and cash equivalents	(338,869)	(3,651,176)
Net (decrease) increase in cash and cash equivalents	(3,856,365)	12,062,232
Cash and cash equivalents, beginning balance	71,142,188	57,770,303
Cash and cash equivalents, ending balance	$67,285,823	$69,832,535

Operating Activities

Net cash used in operating activities was $626,510 for the three months ended September 30, 2023, a decrease of $2,369,000, or 79.1%, from cash used in operating activities of $2,995,510 for the three months ended September 30, 2022. The decrease in cash used in operating activities was mainly due to an increase in customer deposits during the three months ended September 30, 2023 as compared to the same period in 2022.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2023 was $1,507,026, compared to cash provided by investing activities of $683,884 for the three months ended September 30, 2022. The difference of $2,190,910 was mainly due to purchase of plant, property, and equipment with amount of $1,507,026 during the three months ended September 30, 2023, comparing with $228,541 during the three months ended September 30, 2022.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2023 was $1,383,960, a decrease of $19,408,994, or 107.7% compared to $18,025,034 net cash provided by financing activities for the three months ended September 30, 2022. The decrease was mainly due to the repayment of loans with amount of $1,574,960 during the three months ended September 30, 2023.

As of September 30, 2023, and June 30, 2023, our loans payable was as follows:

	September 30,	June 30,
	2023	2023
Short term loans payable:	$3,756,540	$5,346,640
Long term loans payable:	932,280	937,040
Total	$4,688,820	$6,283,680

Accounts Receivable

We had accounts receivable of $19,908,132 as of September 30, 2023, as compared to $16,455,734 as of June 30, 2023, an increase of $3,452,398, or 21.0%.

Allowance for doubtful accounts in accounts receivable as of September 30, 2023 was $50,913,569, a decrease of $3,794,917, or 6.9%, from $54,708,486 as of June 30, 2023. And the allowance for doubtful accounts as a percentage of accounts receivable was 71.9% as of September 30, 2023 and 76.9% as of June 30, 2023.

Deferred assets

We had no deferred assets as of September 30, 2023 and June 30, 2023. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of September 30, 2023.

Inventories

We had inventories of $42,595,553 as of September 30, 2023, as compared to $46,455,131 as of June 30, 2023, a decrease of $3,859,578, or 8.3%. The decrease was primarily due to Gufeng’s inventory. As of September 30, 2023, Gufeng’s inventory was $17,730,525, compared to $21,691,450 as of June 30, 2023, a decrease of $3,960,925, or 18.3%. The company confirmed the loss of $2.4 million and $1.7 million of inventories for the three months ended September 30, 2023 and 2022, respectively.

Advances to Suppliers

We had advances to suppliers of $14,685,085 as of September 30, 2023 as compared to $14,332,715 as of June 30, 2023, representing an increase of $352,370, or 2.5%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,979,494 as of September 30, 2023 as compared to $2,100,449 as of June 30, 2023, representing a decrease of $120,955, or 5.8%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $5,669,071 as of September 30, 2023 as compared to $5,489,781 as of June 30, 2023, representing an increase of $179,290, or 3.3%. The increase was mainly attributable to Jinong’ $1,232,751 unearned revenue as of September 30, 2023, compared to $1,152,204 unearned revenue as of June 30, 2023, increased $80,547, or 7.0%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of September 30, 2023.

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

As of September 30, 2023, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2023, our accumulated other comprehensive loss was $28 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2023 and September 30, 2023, China’s currency decreased by a cumulative 0.5% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2023 and June 30, 2023 was $3.8 million and $5.3 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2023. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately nine months.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA GREEN AGRICULTURE, INC.

Date: November 20, 2023	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 20, 2023	By:	/s/ Zhibiao Pan
	Name:	Zhibiao Pan
	Title:	Co-Chief Executive Officer
(principal executive officer)

Date: November 20, 2023	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description

21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.