Form 10-K/A
period 2023-06-30
China Green Agriculture, Inc.
filed 2023-12-15
CIK 857949

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

The number of outstanding shares of the registrant’s common stock on December 15, 2023, was 13,380,914.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A is filed as an amendment to the Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) by China Green Agriculture, Inc. (the "Company") on November 3, 2023 (the “Form 10K”). The purpose for the Amendment No. 1 is to include the reissued audit opinion on 2022 Financial Statements by the Company’s predecessor accounting firm, SS Accounting & Auditing, Inc. (the “SS Accounting”) which had not been included with the Form 10K filed on November 3, 2023. SS Accounting has reissued its previously issued audit report on December 15, 2023 with an unqualified opinion on the Company’s balance sheet statement as of June 30, 2022 and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the fiscal year ended June 30, 2022, and the related notes and schedules (collectively referred to as the “2022 financial statements”). In predecessor accounting firm’s opinion, the 2022 financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America, and the previous report on those statements is still appropriate.

In this Amendment No. 1, the following changes were included:

●	We included SS Accounting’s reissued audit report dated November 10, 2022.

This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date of November 3, 2023 and does not modify or update in any other way disclosures made in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and other filings made with the Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 15, the financial statements, and the currently dated certifications of our Chief Executive Officers and Chief Financial Officer. Capitalized terms not otherwise defined have the meanings ascribed to them in the Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context.

TABLE OF CONTENTS

		Page
PART IV

Item 15.	Exhibits and Financial Statement Schedules	1
Signatures		2

i

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green Agriculture, Inc.

Date: December 15, 2023	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Date: December 15, 2023	By:	/s/ Zhibiao Pan
Zhibiao Pan, Co-CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 15, 2023	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and CEO (principal executive officer)

December 15, 2023	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and principal accounting officer)

December 15, 2023	/s/ Shiyu Zhang
Shiyu Zhang, Director

December 15, 2023	/s/ Jian Huang
Jian Huang, Director

December 15, 2023	/s/ Xiaolai Li
Xiaolai Li, Director

December 15, 2023	/s/ Lianfu Liu
Lianfu Liu, Director

December 15, 2023	/s/ Daqing Zhu
Daqing Zhu, Director

December 15, 2023	/s/ Jinjun Lu
Jinjun Lu, Director

2

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

3

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

4

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

Critical Audit Matters:

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

/s/ GAO CPA FIRM

We have served as the Company’s auditor since 2023

Frisco, Texas

November 2, 2023

PCAOB Firm ID: 6437

SS Accounting & Auditing, Inc.

8705 Havenwood Trail

Plano, TX 75024

Phone: + (817) 437-9479

E-Mail: saimasayani@sscpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PRIOR AUDITOR’S RE-ISSUED OPINION

To the Board of Directors and Stockholders of China Green Agriculture, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of China Green Agriculture, Inc. (the Company) as of June 30, 2022 and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The Company’s financial statements have been presented with its former 4 VIEs Lishijie, Fengnong, Jinyangguang and Wangtian as a discontinued operation.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. The Company has incurred operating losses and has negative operating cash flows in the fiscal year 2022. These factors, among others, raise a substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FIRM ID: 6717

We have served as the Company’s auditor since 2020

Plano, Texas

November 10, 2022

CHINA GREEN AGRICULTURE, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2023, and 2022

	2023	2022

ASSETS

Current Assets
Cash and cash equivalents	$71,142,188	$57,770,303
Digital assets	210,342
Accounts receivable, net	16,455,734	28,792,891
Inventories, net	46,455,131	42,198,186
Prepaid expenses and other current assets	2,603,489	4,285,198
Amount due from related parties	27,560	13,064
Advances to suppliers, net	14,332,715	20,711,891
Total Current Assets	151,227,159	153,771,533

Plant, property and equipment, net	16,690,245	18,870,152
Other assets	9,784	10,600
Other non-current assets	5,092,721	7,527,422
Intangible assets, net	13,563,635	14,935,488
Deferred Tax Asset	97,820	-
Total Assets	$186,681,364	$195,115,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,100,449	$1,670,655
Customer deposits	5,489,781	7,994,669
Accrued expenses and other payables	14,929,427	13,734,764
Amount due to related parties	5,439,209	5,192,496
Taxes payable	27,070,961	26,954,838
Short term loans	5,346,640	4,031,100
Interest payable	-	765,909
Total Current Liabilities	60,376,467	60,344,431

Long-term Liabilities
Long-term loans	937,040	-
Total Liabilities	$61,313,507	$60,344,431

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 13,380,914 and 12,141,467 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	13,381	12,141
Additional paid-in capital	242,090,576	224,676,686
Statutory reserve	26,728,079	26,870,968
Retained earnings	(116,513,686)	(103,374,589)
Accumulated other comprehensive income (loss)	(26,950,493)	(13,414,442)
Total Stockholders’ Equity	125,367,857	134,770,764

Total Liabilities and Stockholders’ Equity	$186,681,364	$195,115,195

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, June 30, 2022	12,141,467	$12,141	$224,676,686	26,870,968	(103,374,589)	(13,414,442)	134,770,764

Net loss					(13,281,985)		(13,281,985)

Issuance of stock	1,117,142	1,117	16,756,013				16,757,130

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	122,305	122	657,878				658,000

Transfer to statutory reserve				(142,889)	142,889		-

Other comprehensive (Loss)						(13,536,051)	(13,536,051)

BALANCE, June 30, 2023	13,380,914	$13,381	$242,090,576	$26,728,079	$(116,513,686)	$(26,950,493)	$125,367,857

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, JUNE 30, 2021	8,487,629	$8,488	$170,223,195	27,673,245	(5,812,533)	(4,581,541)	187,510,853

Net loss					(98,364,332)		(98,364,332)

Issuance of stock	3,601,143	3,601	54,013,544				54,017,145

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	52,695	53	439,947				440,000.00

Transfer to statutory reserve				(802,277)	802,277		-

Other comprehensive (loss)						(8,832,901)	(8,832,901)

BALANCE, June 30, 2022	12,141,467	$12,141	$224,676,686	$26,870,968	$(103,374,589)	$(13,414,442)	$134,770,764

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED June 30, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,281,985)	$(98,364,332)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,403,150	3,137,560
Provision for losses on accounts receivable	10,111,571	39,215,231
Gain (Loss) on disposal of property, plant and equipment	-	34
Inventories impairment	8,758,775	32,280,954
Gain (Loss) on sales of discontinued operations	-	(1,748,951)
Changes in operating assets
Digital Assets	(210,342)	-
Accounts receivable	447,487	24,155,212
Amount due from related parties	(16,176)	29,217
Other current assets	525,285)	394,426
Inventories	(16,592,290)	(18,443,105)
Advances to suppliers	4,991,682	2,017,306
Other assets	1,935,491	2,084,133
Deferred tax assets	(97,820)	-
Changes in operating liabilities
Accounts payable	536,882	(8,556,310)
Customer deposits	(1,971,174)	2,499,043
Amount due to related parties	(9,971)	105,854
Tax payables	(44,055)	(71,935)
Accrued expenses and other payables	2,260,998	1,317,447
Interest payable	(737,630)	-
Net cash used in operating activities	(990,122)	(19,948,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant, property, and equipment	(1,371,393)	(164,278)
Change in construction in process	-	486,452
Sales of discontinued operations	898,673	6,809,200
Net cash provided by (used in) investing activities	(472,720)	7,131,374

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	16,757,130	54,017,145
Proceeds from loans	6,587,971	4,031,100
Repayment of loans	(3,913,520)	(4,031,100)
Other payables-investors	-	287,130
Advance from related party	340,000	150,000
Net cash provided by financing activities	19,771,581	54,454,275

Effect of exchange rate change on cash and cash equivalents	(4,936,854)	(2,461,073)
Net increase (decrease) in cash and cash equivalents	13,371,885	39,176,360

Cash and cash equivalents, beginning balance	57,770,303	18,593,944
Cash and cash equivalents, ending balance	$71,142,188	$57,770,303

Supplement disclosure of cash flow information
Interest expense paid	$295,804	$256,873
Income taxes paid	464,342	362,163

SUPPLEMENT NON-CASH ACTIVITIES
Common stock issued to repay accrued expense	$658,000	$440,000
Nonmonetary sales and purchases	71,040,024	99,317,794

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Building	10–25 years
Agricultural assets	8 years
Machinery and equipment	5–15 years
Vehicles	3–5 years
Mining machines	5 years

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

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks and brand names was estimated to be RMB41,371,630 (or $5,701,011) and is subject to an annual impairment test.

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

As of June 30, 2023, and June 30, 2022, the amount due to related parties was $5,439,209 and $5,192,496, respectively. As of June 30, 2023, and June 30, 2022, $964,600 and $1,045,100, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2023, and June 30, 2022, $2,261,693  and $4,105,449, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

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

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets

	As of June 30,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$49,598	$52,485
Other current assets	169,071	169,071
Total Current Assets	218,668	221,555

Long-term equity investment	139,569,715	146,457,664
Total long-term assets	139,569,715	146,457,664
Total Assets	$139,788,383	$146,679,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	4,445,449	4,105,449
Other payables and accrued expenses	9,760,556	7,588,486
Total Current Liabilities	14,420,526	11,908,455

Stockholders’ Equity
Common stock, $.001 par value, 115,197,165 shares authorized, 13,380,914 and 12,141,467 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	13,381	12,141
Additional paid in capital	242,090,576	224,676,686
Accumulated other comprehensive (loss)	(26,950,493)	(13,414,442)
Retained earnings	(89,785,607)	(76,503,621)
Total Stockholders’ Equity	125,367,857	134,770,764
Total Liabilities and Stockholders’ Equity	$139,788,383	$146,679,219

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

As of November 2, 2023, 2,759,011 shares of our common stock remained available for future grants under the Plans and no Awards had been granted under the 2023 Plan.