Form 10-Q
period 2023-12-31
China Green Agriculture, Inc.
filed 2024-02-09
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,820,021 shares of common stock, $0.001 par value, as of February 9, 2024.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2023	June 30, 2023
ASSETS
Current Assets
Cash and cash equivalents	$70,402,736	$71,142,188
Digital assets	44,399	210,342
Accounts receivable, net	20,988,837	16,455,734
Inventories, net	39,554,487	46,455,131
Prepaid expenses and other current assets	2,457,395	2,603,489
Amount due from related parties	-	27,560
Advances to suppliers, net	16,966,359	14,332,715
Total Current Assets	150,414,213	151,227,159

Plant, property and equipment, net	17,436,638	16,690,245
Other assets	10,025	9,784
Other non-current assets	4,268,057	5,092,721
Intangible assets, net	13,784,849	13,563,635
Deferred tax asset	114,175	97,820
Total Assets	$186,027,957	$186,681,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,583,655	$2,100,449
Customer deposits	5,407,480	5,489,781
Accrued expenses and other payables	16,787,542	14,929,427
Amount due to related parties	5,653,709	5,439,209
Taxes payable	26,859,846	27,070,961
Short term loans	7,653,040	5,346,640

Total Current Liabilities	63,945,272	60,376,467

Long-term Liabilities
Long-term loans	-	937,040
Total Liabilities	$63,945,272	61,313,507

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 13,380,914 and 13,380,914 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	13,381	13,381
Additional paid-in capital	242,090,576	242,090,576
Statutory reserve	26,571,173	26,728,079
Retained earnings	(123,510,975)	(116,513,686)
Accumulated other comprehensive loss	(23,081,470)	(26,950,493)
Total Stockholders’ Equity	122,082,685	125,367,857

Total Liabilities and Stockholders’ Equity	$186,027,957	$186,681,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Sales
Jinong	$6,811,640	$9,842,749	16,100,398	$21,990,751
Gufeng	8,209,157	11,849,719	18,630,431	24,428,541
Yuxing	2,452,187	2,846,739	4,794,903	5,717,240
Antaeus	327,130	-	672,244	-
Net sales	17,800,114	24,539,207	40,197,976	52,136,532
Cost of goods sold
Jinong	4,982,284	7,152,122	11,588,897	15,912,292
Gufeng	7,198,290	10,477,612	16,193,611	21,732,489
Yuxing	2,042,241	2,395,056	3,919,768	4,792,525
Antaeus	248,812	-	517,359	-
Cost of goods sold	14,471,627	20,024,790	32,219,635	42,437,306
Gross profit	3,328,487	4,514,417	7,978,341	9,699,226
Operating expenses
Selling expenses	1,770,860	1,658,654	3,650,014	4,096,008
General and administrative expenses	6,947,810	6,535,402	11,504,417	9,820,517
Total operating expenses	8,718,670	8,194,056	15,154,431	13,916,525
Loss from operations	(5,390,183)	(3,679,639)	(7,176,090)	(4,217,299)
Other income (expense)
Other (expense)	30,926	82,071	40,709	109,861
Interest income	51,125	68,761	106,197	132,761
Interest expense	(73,813)	(67,739)	(141,367)	(149,983)
Total other (expense)	8,238	83,093	5,539	92,639
Loss before income taxes	(5,381,945)	(3,596,545)	(7,170,551)	(4,124,660)
Provision for income taxes	(11,942)	-	(16,355)	-
Net loss	(5,370,003)	(3,596,545)	(7,154,196)	(4,124,660)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	4,705,400	6,086,889	3,869,023	(4,833,269)
Comprehensive (loss) income	$(664,603)	$2,490,344	(3,285,173)	$(8,957,929)

Basic weighted average shares outstanding	13,380,914	13,306,467	13,380,914	13,118,610
Basic net loss per share	$(0.40)	$(0.27)	(0.53)	$(0.31)

Diluted weighted average shares outstanding	13,380,914	13,306,467	13,380,914	13,118,610
Diluted net loss per share	$(0.40)	$(0.27)	(0.53)	$(0.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Number Of	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, SEPTEMBER 30, 2023	13,380,914	$13,381	$242,090,576	$26,732,603	$(118,302,403)	$(27,786,870)	$122,747,287

Net loss					(5,370,003)		(5,370,003)
Issuance of stock							-

Transfer to statutory reserve				(161,430)	161,430		-

Other comprehensive income (loss)						4,705,400	4,705,400

BALANCE, DECEMBER 31, 2023	13,380,914	13,381	242,090,576	26,571,173	(123,510,975)	(23,081,470)	122,082,685

	Number Of	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, SEPTEMBER 30, 2022	13,258,609	$13,259	$241,432,699	$26,990,562	$(104,022,298)	$(24,334,600)	$140,079,622

Net loss					(3,596,545)		(3,596,545)
Issuance of stock for consulting services	122,305	122	657,878				658,000
Transfer to statutory reserve				(127,219)	127,219

Other comprehensive income (loss)						6,086,889	6,086,889

BALANCE, DECEMBER 31, 2022	13,380,914	13,381	242,090,576	26,863,343	(107,491,624)	(18,247,711)	143,227,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2023	13,380,914	13,381	242,090,576	26,728,079	(116,513,686)	(26,950,493)	125,367,857

Net (loss)					(7,154,196)		(7,154,196)
Issuance of stock							-
Issuance of stock for consulting services							-
Transfer to statutory reserve				(156,906)	156,906		-

Other comprehensive income (loss)						3,869,023	3,869,023

BALANCE, DECEMBER 31, 2023	13,380,914	13,381	242,090,576	26,571,173	(123,510,975)	(23,081,470)	122,082,685

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2022	12,141,467	12,141	224,676,686	26,870,968	(103,374,589)	(13,414,442)	134,770,764

Net (loss)					(4,124,660)		(4,124,660)

Issuance of stock	1,117,142	1,117	16,756,013				16,757,130
Issuance of stock for consulting services	122,305	122	657,878				658,000.00
Transfer to statutory reserve				(7,625)	7,625		-

Other comprehensive income (loss)						(4,833,269)	(4,833,269)

BALANCE, DECEMBER 31, 2022	13,380,914	13,381	242,090,576	26,863,343	(107,491,624)	(18,247,711)	143,227,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(7,154,196)	$(4,124,660)
Adjustments to reconcile Net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,342,287	1,225,024
Provision for losses on accounts receivable	2,653,360	1,694,887
Inventories impairment	4,017,664	1,684,703
Changes in operating assets
Digital assets	165,942
Accounts receivable	(6,702,559)	(1,434,613)
Amount due from related parties	27,707	2,550)
Other current assets	202,270	(9,385,507)
Inventories	3,877,331	(6,496,098)
Advances to suppliers	(2,242,010)	12,684,175
Other assets	932,385	964,237
Deferred tax assets	(16,355)
Changes in operating liabilities
Accounts payable	(545,901)	297,553
Customer deposits	(213,643)	(237,629)
Amount due to related parties	(1,000)	(10,969)
Tax payables	(160,178)	48,130
Accrued expenses and other payables	1,750,222	1,019,323
Interest payable	-	(734,953)
Net cash used in operating activities	(2,066,674)	(2,803,847)
Cash flows from investing activities
Purchase of plant, property, and equipment	(1,607,163)	(305,689)
Sales of discontinued operations		895,411
Net cash (used in) provided by investing activities	(1,607,163)	589,722

Cash flows from financing activities
Proceeds from the sale of common stock	-	16,757,130
Proceeds from loans	2,770,707	2,865,315
Repayment of loans	(1,579,303)
Advance from related party	191,000	250,000
Net cash provided by financing activities	1,382,404	19,872,445

Effect of exchange rate change on cash and cash equivalents	1,551,981	(1,309,475)
Net (decrease) increase in cash and cash equivalents	(739,452)	16,348,845

Cash and cash equivalents, beginning balance	71,142,188	57,770,303
Cash and cash equivalents, ending balance	$70,402,736	$74,119,148

Supplement disclosure of cash flow information
Interest expense paid	$141,367	$149,983
Income taxes paid	$164,822	$211,167

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of December 31, 2023, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31, 2023 and June 30, 2023 were $67,909,293 and $69,091,838, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $2,493,443 and $2,050,350 in cash in three banks in the United States as of December 31, 2023 and June 30, 2023, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of December 31, 2023, the Company held Bitcoin as digital assets with amount of $44,399 Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed. As of December 31, 2023, the Company determined that there were no impairments of its digital assets.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of December 31, 2023, and June 30, 2023, the Company had accounts receivable of $20,988,837 and $16,455,734, net of allowance for doubtful accounts of $50,107,077 and $54,708,486, respectively. The company recorded bad debt expense in the amount of $2.7 and $1.7 for the six months ended December 31, 2023 and 2022, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of December 31, 2023, and 2022, the Company had no reserve for obsolete goods. The company confirmed the loss of $4.0 million and $1.7 million of inventories for the six months ended December 31, 2023 and 2022, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2023 and 2022, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2023, and June 30, 2023, the Company had customer deposits of $5,407,480 and $5,489,781, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	December 31,
	2023	2022
Net loss for Basic Earnings Per Share	$(5,370,003)	$(3,596,545)
Basic Weighted Average Number of Shares	13,380,914	13,306,467
Net loss Per Share – Basic	$(0.40)	$(0.27)
Net loss for Diluted Earnings Per Share	$(5,370,003)	$(3,596,545)
Diluted Weighted Average Number of Shares	13,380,914	13,306,467
Net loss Per Share – Diluted	$(0.40)	$(0.27)

	Six Months Ended
	December 31,
	2023	2022
Net loss for Basic Earnings Per Share	$(7,154,196)	$(4,124,660)
Basic Weighted Average Number of Shares	13,380,914	13,118,610
Net loss Per Share – Basic	$(0.53)	$(0.31)
Net loss for Diluted Earnings Per Share	$(7,154,196)	$(4,124,660)
Diluted Weighted Average Number of Shares	13,380,914	13,118,610
Net loss Per Share – Diluted	$(0.53)	$(0.31)

Recent accounting pronouncements

The Company has evaluated all recently issued accounting pronouncements and does not believe any such pronouncements currently have, and does not expect such pronouncements to have, a material impact on the Condensed Consolidated Financial Statements on a prospective basis.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2023 through December 31, 2023 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2023	2023
Raw materials	$5,511,077	$11,617,989
Supplies and packing materials	$427,724	$410,904
Work in progress	$174,903	$172,248
Finished goods	$33,440,783	$34,253,990
Total	$39,554,487	$46,455,131

The company confirmed the loss of $4.0 million and $1.7 million of inventories for the six months ended December 31, 2023 and 2022, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2023	2023
Building and improvements	$37,989,727	$37,065,465
Auto	2,784,202	2,716,931
Machinery and equipment	19,139,320	18,608,254
Others	1,502,600	-
Total property, plant and equipment	61,415,850	58,390,650
Less: accumulated depreciation	(43,979,211)	(41,700,404)
Total	$17,436,639	$16,690,246

For the six months ended December 31, 2023, total depreciation expense was $1,250,325, increased $140,409, or 12.7%, from $1,109,917 for the six months ended December 31, 2022.

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2023	2023
Land use rights, net	$7,943,175	$7,862,624
Technology patent, net	-	-
Customer relationships, net	-	-
Non-compete agreement	-	-
Trademarks	5,841,674	5,701,011
Total	$13,784,849	$13,563,635

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,333,707). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $147,688). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,028,656). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2023	2023
Land use rights	$11,362,363	11,088,765
Less: accumulated amortization	(3,419,188)	(3,226,141)
Total land use rights, net	$7,943,175	7,862,624

TECHNOLOGY PATENT

On August 16, 2001, Jinong was issued a technology patent related to a proprietary formula used in the production of humic acid. The fair value of the related intangible asset was determined to be the respective cost of RMB 5,875,068 (or $829,560) and is being amortized over the patent period of 10 years using the straight-line method. This technology patent has been fully amortized.

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired technology patent was estimated to be RMB9,200,000 (or $1,299,040) and is amortized over the remaining useful life of six years using the straight-line method. As of December 31, 2023, this technology patent is fully amortized.

The technology know-how consisted of the following:

	December 31,	June 30,
	2023	2023
Technology know-how	$2,128,600	$2,077,344
Less: accumulated amortization	(2,128,600)	(2,077,344)
Total technology know-how, net	$-	$-

CUSTOMER RELATIONSHIPS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired customer relationships was estimated to be RMB65,000,000 (or $9,178,000) and is amortized over the remaining useful life of ten years.

	December 31,	June 30,
	2023	2023
Customer relationships	$9,178,000	$8,957,000
Less: accumulated amortization	(9,178,000)	(8,957,000)
Total customer relationships, net	$-	$-

NON-COMPETE AGREEMENT

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The fair value of the acquired non-compete agreement was estimated to be RMB1,320,000 (or $186,384) and is amortized over the remaining useful life of five years using the straight-line method.

	December 31,	June 30,
	2023	2023
Non-compete agreement	$186,384	$181,896
Less: accumulated amortization	(186,384)	(181,896)
Total non-compete agreement, net	$-	$-

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41,371,630 (or $5,841,674) and is subject to an annual impairment test.

	December 31,	June 30,
	2023	2023
Trademarks	$5,894,528	$5,752,592
Less: accumulated amortization	(52,854)	(51,581)
Total trademarks, net	$5,841,674	$5,701,011

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, are as follows:

Twelve Months Ended on December 31,	Expense ($)
2024	275,348
2025	254,696
2026	228,880
2027	226,894
2028	226,894

DIGITAL ASSETS

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine Bitcoin in West Texas. As of December 31, 2023, the company held digital assets with amount of $44,399.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of December 31, 2023, the balance of other non-current assets was $4,268,057, which was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2025 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1.9 million and $0.5 million as expenses for the three months ended December 31, 2023 and 2022, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended December 31 and thereafter are as follows:

Twelve months ending December 31,
2024	$1,895,610
2025	$1,895,610
2026	$1,895,610
2027	$476,837

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2023	2023
Payroll and welfare payable	$168,665	$188,222
Accrued expenses	11,888,205	9,805,444
Other payables	4,612,253	4,820,193
Other levy payable	118,419	115,568
Total	$16,787,542	$14,929,427

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,600,600). For the six months ended December 31, 2023 and 2022, Yuxing hadn’t sold any products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 and $27,560 as of December 31, 2023 and June 30, 2023, respectively.

As of December 31, 2023, and June 30, 2023, the amount due to related parties was $5,653,709 and $5,439,209, respectively.  As of December 31, 2023, and June 30, 2023, $988,400 and $964,600, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of December 31, 2023, and June 30, 2023, $2,336,693 and $2,261,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing. As of December 31, 2023, and June 30, 2023, $116,000 and $0, respectively were advances from Mr. Zhibiao Pan, Co-CEO of the Company. The advances were unsecured and non-interest-bearing.

As of December 31, 2023, and June 30, 2023, the Company’s subsidiary, Jinong, owed 900LH.com $0 and $995, respectively.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,954).

NOTE 10 – LOAN PAYABLES

As of December 31, 2023, the short-term and long-term loan payables consisted of four loans which mature on dates ranging from June 5, 2024 through October 6, 2024 with interest rates ranging from 3.65% to 5.00%. The first two loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2023
1	Beijing Bank -Pinggu Branch	June 5, 2023-June 5, 2024	4.15%	1,412,000
2	Huaxia Bank -HuaiRou Branch	June 28, 2023-June 28, 2024	3.65%	1,412,000
3	Pinggu New Village Bank	June 29, 2023-June 28, 2024	5.00%	988,400
4	Industrial Bank Co. Ltd	August 19, 2022-February 18, 2024	3.98%	56,480
5	Industrial Bank Co. Ltd	August 19, 2022-August 18, 2024	3.98%	960,160
6	Industrial Bank Co. Ltd	October 7, 2023-October 6, 2024	3.70%	2,824,000
	Total			$7,653,040

The interest expense from loans was $141,367 and $149,983 for the six months ended December 31, 2023 and 2022, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made no provision for income taxes for the three-month period ended December 31, 2023 and 2022.

Value-Added Tax

All the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 9% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “Reinstatement of VAT for Fertilizer Products”, and Notice #97, “Supplementary Reinstatement of VAT for Fertilizer Products”, which restore the VAT of 13% of the gross sales price on certain fertilizer products includes non-organic fertilizer products starting from September 1, 2015, but granted taxpayers a reduced rate of 3% from September 1, 2015 through June 30, 2016.

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

Income Taxes and Related Payables

	December 31,	June 30,
	2023	2023
VAT provision	$(571,108)	$(398,499)
Income tax payable	(2,185,015)	(2,132,400)
Other levies	605,434	591,325
Repatriation tax	29,010,535	29,010,535
Total	$26,859,846	$27,070,961

The provision for income taxes consists of the following:

	December 31,	December 31,
	2023	2022
Current tax - foreign	$(16,355)	$-
Deferred tax	-	-
Total	$(16,355)	$-

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2023	2023
Deferred tax assets
Deferred Tax Benefit	33,278,942	32,464,001
Valuation allowance	(33,164,766)	(32,366,181)
Total deferred tax assets	$114,175	97,820

Tax Rate Reconciliation

Our effective tax rates were approximately 0.2% and 0% for the six months ended December 31, 2023 and 2022, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the six months ended December 31, 2023 and 2022 for the following reasons:

December 31, 2023

	China 15% - 25%		United States 21%		Total
Pretax loss	$(4,831,871)		(2,338,679)		(7,170,550)

Expected income tax expense (benefit)	(1,207,968)	25.0%	(491,123)	21.0%	(1,699,090)
High-tech income benefits on Jinong	-	-	-		-
Losses from subsidiaries in which no benefit is recognized	1,191,613	-24.7%	-		1,191,613
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	491,123	-21.0%	491,123
Actual tax expense	$(16,355)	0.3%	-	-	(16,355)	0.2%

December 31, 2022

	China 15% - 25%		United States 21%		Total
Pretax loss	$(2,412,874)		(1,711,786)		$(4,124,660)

Expected income tax expense (benefit)	(603,219)	25.0%	(359,475)	21.0%	(962,693)
High-tech income benefits on Jinong	142,607	(5.9)%	-	-	142,607
Losses from subsidiaries in which no benefit is recognized	460,612	(19.1)%	-	-	460,612
Change in valuation allowance on deferred tax asset from US tax benefit	-	0%	359,475	(21.0)%	359,475
Actual tax expense	$-	0%	$-	0%	$-	0%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the six months ended December 31, 2023.

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

On November 25, 2022, the Company issued 122,305 shares of common stock to settle an amount of $658,000 payable of consulting services.

On January 18, 2024, the Company issued 439,107 shares of common stock to settle an amount of $887,000 payable of consulting services.

As of December 31, 2023, and June 30, 2023, there were 13,380,914 and 13,380,914 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2023, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

None of the vendors accounted over 10% of the Company’s purchase of raw materials and supplies for the six months ended December 31, 2023 and 2022.

No customer accounted for over 10% of the Company’s sales for the six months ended December 31, 2023 and 2022.

Litigation

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On December 31, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021. The plaintiff amended the complaint on Oct 30, 2021. On August 30, 2022, the Southern District of New York federal court presiding over the case issued an order granting motions to dismiss all claims in the amended complaint against the Company, its executives, and its independent directors. On September 6, 2022, the plaintiff filed a notice of civil appeal to the U.S. Court of Appeals, Second Circuit. The appeal has now been fully briefed and the Company expects a decision to issue sometime in the coming year.

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

NOTE 14 – SEGMENT REPORTING

As of December 31, 2023, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Revenues from unaffiliated customers:
Jinong	$6,811,640	$9,842,749	$16,100,398	$21,990,751
Gufeng	8,209,157	11,849,718	18,630,431	24,428,540
Yuxing	2,452,187	2,846,740	4,794,903	5,717,241
Antaeus	327,130	-	672,244	-
Consolidated	$17,800,114	$24,539,207	$40,197,976	$52,136,532

Operating income (loss):
Jinong	$(360,423)	$(1,598,264)	$(505,546)	$(678,621)
Gufeng	(1,873,590)	(1,547,362)	(3,093,472)	(2,211,092)
Yuxing	(1,299,044)	200,253	(1,144,362)	384,247
Antaeus	(63,521)	-	(94,017)	-
Reconciling item (1)	-	(734,266)	-	(1,711,833)
Reconciling item (2)	(1,793,605)	-	(2,338,693)	-
Consolidated	$(5,390,183)	$(3,679,639)	$(7,176,090)	$(4,217,299)

Net income (loss):
Jinong	$(316,024)	$(1,554,778)	$(430,386)	$(570,428)
Gufeng	(1,917,160)	(1,590,123)	(3,179,583)	(2,336,623)
Yuxing	(1,298,291)	282,590	(1,144,020)	494,176
Antaeus	(44,923)	-	(61,526)	-
Reconciling item (1)	-	31	12	47
Reconciling item (2)	(1,793,605)	(734,266)	(2,338,693)	(1,711,832)

Consolidated	$(5,370,003)	$(3,596,545)	$(7,154,196)	$(4,124,660)

Depreciation and Amortization:
Jinong	$190,510	$191,858	$379,817	$390,103
Gufeng	183,271	186,394	365,611	380,047
Yuxing	186,417	184,594	371,642	454,874
Antaeus	125,130	-	225,217	-
Consolidated	$685,328	$562,846	$1,342,287	$1,225,024

Interest expense:
Jinong	30,388	25,127	55,516	25,127
Gufeng	43,425	42,612	85,851	124,856
Yuxing	-	-	-	-
Antaeus	-	-	-	--
Consolidated	$73,813	$67,739	$141,367	$149,983

Capital Expenditure:
Jinong	$41,081	$30,329	$41,823	$34,091
Gufeng	-	(3,765)	-	216,105
Yuxing	59,056	50,584	62,740	55,493
Antaeus	-	-	1,502,600	-
Consolidated	$100,137	$77,148	$1,607,164	$305,689

	As of
	December 31,	June 30,
	2023	2023
Identifiable assets:
Jinong	$85,450,036	$87,862,836
Gufeng	49,475,903	49,749,041
Yuxing	38,237,419	38,223,482
Antaeus	2,770,747	3,292,247
Reconciling item (1)	9,927,731	7,387,637
Reconciling item (2)	166,121	166,121
Consolidated	$186,027,957	$186,681,364

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,954).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 2, 2023, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $28,328 and $26,915 as rent expenses from these committed property leases for the six-month periods ended December 31, 2023 and 2022, respectively. The contingent rent expenses herein for the next five twelve-month periods ended December 31, are as follows:

Years ending December 31,
2024	$56,655
2025	56,655
2026	56,655
2027	56,655
2028	56,655

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIE (Yuxing) was included in the accompanying consolidated financial statements as of December 31, 2023 and June 30, 2023:

	December 31,	June 30,
	2023	2023
ASSETS
Current Assets
Cash and cash equivalents	$230,479	$323,854
Accounts receivable, net	661,761	283,221
Inventories	23,999,498	24,288,379
Other current assets	143,247	108,677
Related party receivable	-	27,560

Total Current Assets	25,034,985	25,031,691

Plant, Property and Equipment, Net	5,821,031	5,887,278
Other assets	10,025	9,784
Intangible Assets, Net	7,371,378	7,294,729
Total Assets	$38,237,419	$38,223,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,821	$12,512
Customer deposits	50,187	62,134
Accrued expenses and other payables	290,365	282,968
Amount due to related parties	40,566,777	39,346,051
Total Current Liabilities	40,920,150	39,703,665
Total Liabilities	$40,920,150	39,703,665

Stockholders’ equity	(2,682,731)	(1,480,183)

Total Liabilities and Stockholders’ Equity	$38,237,419	$38,223,482

	Three Months Ended December 31,
	2023	2022
Revenue	$(2,452,187)	$(2,846,739)
Expenses	(3,750,478)	(2,564,149)
Net income	$1,298,291	$(282,590)

	Six Months Ended December 31,
	2023	2022
Revenue	$4,794,904	$5,717,240
Expenses	5,938,924	5,223,064
Net income	$(1,144,020)	$494,176

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after December 31, 2023 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 86.4% and 89.0% of our total revenues for the six months ended December 31, 2023 and 2022, respectively. Yuxing generated 11.9% and 11.0% of our revenues for the six months ended December 31, 2023 and 2022, respectively. Yuxing serves as a research and development base for our fertilizer products.  Antaeus generated 1.7% and 0% of our revenues for the six months ended December 31, 2023 and 2022, respectively.

Fertilizer Products

As of December 31, 2023, we had developed and produced a total of 410 different fertilizer products in use, of which 74 were developed and produced by Jinong, 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	December 31,		Change 2022 to 2023
	2023	2022	Amount	%
	(metric tons)
Jinong	6,694	7,400	(706)	-9.5%
Gufeng	16,869	23,394	(6,525)	-27.9%
	23,563	30,794	(7,231)	-23.5%

	Three Months Ended December 31,
	2023	2022
	(revenue per tons)
Jinong	$1,014	$1,361
Gufeng	485	517

	Six Months Ended
	December 31,		Change 2022 to 2023
	2023	2022	Amount	%
	(metric tons)
Jinong	14,748	16,785	(2,036)	-12.1%
Gufeng	37,678	47,565	(9,887)	-20.8%
	52,426	64,350	(11,923)	-18.5%

	Six Months Ended December 31,
	2023	2022
	(revenue per tons)
Jinong	$1,090	$1,310
Gufeng	493	514

For the three months ended December 31, 2023, we sold approximately 23,563 tons of fertilizer products, as compared to 30,794 metric tons for the three months ended December 31, 2022. For the three months ended December 31, 2023, Jinong sold approximately 6,694 metric tons of fertilizer products, as compared to 7,400 metric tons for the three months ended December 31, 2022. For the three months ended December 31, 2023, Gufeng sold approximately 16,869 metric tons of fertilizer products, as compared to 23,394 metric tons for the three months ended December 31, 2022.

For the six months ended December 31, 2023, we sold approximately 52,426 metric tons of fertilizer products, as compared to 64,350 metric tons for the six months ended December 31, 2022. For the six months ended December 31, 2023, Jinong sold approximately 14,748 metric tons of fertilizer products, a decrease of 2,036 metric tons, or 12.1%, as compared to 16,785 metric tons for the six months ended December 31, 2022. For the six months ended December 31, 2023, Gufeng sold approximately 37,678 metric tons of fertilizer products, a decrease of 9,887 metric tons, or 20.8% as compared to 47,565 metric tons for the six months ended December 31, 2022.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 54.8% of our fertilizer revenue for the three months ended December 31, 2023. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (22.2%), Heilongjiang (9.5%), Liaoning (8.1%), Inner Mongolia (8.0%), and Shaanxi (7.0%).

As of December 31, 2023, we had a total of 1,151 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 806 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 27.3% of its fertilizer revenues for the three months ended December 31, 2023. Gufeng had 345 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 76.0% of its revenues for the three months ended December 31, 2023.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 74.9% of our agricultural products revenue for the three months ended December 31, 2023 were Shaanxi (62.9%), Zhejiang (6.7%), and Beijing (5.3%).

Digital Assets Bitcoin

In March 2023, we established Antaeus Tech Inc. (“Antaeus”) and purchased mining machines to mine digital assets Bitcoin in the State of Texas. Through Antaeus, we expanded our activities in the mining of digital assets Bitcoin.

Recent Developments

New Products

During the three months ended December 31, 2023, Jinong launched one new fertilizer product but eliminated 72 unqualified distributors. During the same period, Gufeng neither launched any new fertilizer products nor added any new distributors

Results of Operations

Three Months ended December 31, 2023 Compared to the Three Months ended December 31, 2022.

	2023	2022	Change $	Change %
Sales
Jinong	$6,811,640	$9,842,749	(3,031,109)	-30.8%
Gufeng	8,209,157	11,849,719	(3,640,562)	-30.7%
Yuxing	2,452,187	2,846,739	(394,552)	-13.9%
Antaeus	327,130	-	327,130	-
Net sales	17,800,114	24,539,207	(6,739,093)	-27.5%

Cost of goods sold

Jinong	4,982,284	7,152,122	(2,169,838)	-30.3%
Gufeng	7,198,290	10,477,612	(3,279,322)	-31.3%
Yuxing	2,042,241	2,395,056	(352,815)	-14.7%
Antaeus	248,812	-	248,812	-
Cost of goods sold	14,471,627	20,024,790	(5,553,163)	-27.7%
Gross profit	3,328,487	4,514,417	(1,185,930)	-26.3%
Operating expenses
Selling expenses	1,770,860	1,658,654	112,206	6.8%
General and administrative expenses	6,947,810	6,535,402	412,409	6.3%
Total operating expenses	8,718,670	8,194,056	524,615	6.4%
Loss from operations	(5,390,183)	(3,679,639)	(1,710,545)	46.5%
Other income (expense)
Other income (expense)	30,926	82,071	(51,145)	-62.3%
Interest income	51,125	68,761	(17,636)	-25.6%
Interest expense	(73,813)	(67,739)	(6,074)	9.0%
Total other income (expense)	8,238	83,093	(74,856)	-90.1%
Loss before income taxes	(5,381,945)	(3,596,545)	(1,785,400)	49.6%
Provision for income taxes	(11,942)	-	(11,942)
Net loss	(5,370,003)	(3,596,545)	(1,773,458)	49.3%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	4,705,400	6,086,889	(1,381,489)	-22.7%
Comprehensive (loss) income	$(664,603)	$2,490,344	(3,154,947)	-126.7%

Net Sales

Total net sales for the three months ended December 31, 2023 were $17,800,114, a decrease of $6,739,093 or 27.5%, from $24,539,207 for the three months ended December 31, 2022. This decrease was mainly due to the decrease for Jinong and Gufeng’s net sales.

For the three months ended December 31, 2023, Jinong’s net sales decreased $3,031,109, or 30.8%, to $6,811,640 from $9,842,749 for the three months ended December 31, 2022. This decrease was mainly due to Jinong’s lower sales volume in the last three months. Jinong sold approximately 6,694 metric tons of fertilizer products for the three months ended December 31, 2023, decreased 706 tons or 9.5%, as compared to 7,400 metric tons for the three months ended December 31, 2022.

For the three months ended December 31, 2023, Gufeng’s net sales were $8,209,157, a decrease of $3,640,562 or 30.7%, from $11,849,719 for the three months ended December 31, 2022. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 16,869 metric tons of fertilizer products for the three months ended December 31, 2023, decreased 6,525 tons or 27.9%, as compared to 23,394 metric tons for the three months ended December 31, 2022.

For the three months ended December 31, 2023, Yuxing’s net sales were $2,452,187, a decrease of $394,552 or 13.9%, from $2,846,739 for the three months ended December 31, 2022. The decrease was mainly due to the decrease in market demand during the three months ended December 31, 2023.

For the three months ended December 31, 2023, Antaeus’s net sales were $327,130.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2023 was $14,471,627, a decrease of $5,553,163, or 27.7%, from $20,024,790 for the three months ended December 31, 2022. The decrease was mainly due lower sales.

Cost of goods sold by Jinong for the three months ended December 31, 2023 was $4,982,284, a decrease of $2,169,838, or 30.3%, from $7,152,122 for the three months ended December 31, 2022. The decrease in cost of goods was primarily due to lower sales in last three months ended December 31, 2023.

Cost of goods sold by Gufeng for the three months ended December 31, 2023 was $7,198,290, a decrease of $3,279,322, or 31.3%, from $10,477,612 for the three months ended December 31, 2022. This decrease was primarily due to the 30.7% decrease in net sales in last three months ended December 31, 2023.

For three months ended December 31, 2023, cost of goods sold by Yuxing was $2,042,241, a decrease of $352,815, or 14.7%, from $2,395,056 for the three months ended December 31, 2022. This decrease was primarily due to the 13.9% decrease in net sales in last three months ended December 31, 2023.

For the three months ended December 31, 2023, cost of goods sold by Antaeus was $248,812.

Gross Profit

Total gross profit for the three months ended December 31, 2023 decreased by $1,185,930, or 26.3%, to $3,328,487, as compared to $4,514,417 for the three months ended December 31, 2022. Gross profit margin percentage was 18.7% and 18.4% for the three months Ended December 31, 2023 and 2022, respectively.

Gross profit generated by Jinong decreased by $861,271, or 32%, to $1,829,356 for the three months ended December 31, 2023 from $2,690,627 for the three months ended December 31, 2022. Gross profit margin percentage from Jinong’s sales was approximately 26.9% and 27.3% for the three months Ended December 31, 2023 and 2022, respectively.

For the three months ended December 31, 2023, gross profit generated by Gufeng was $1,010,867, a decrease of $361,240, or 26.3%, from $1,372,107 for the three months ended December 31, 2022. Gross profit margin percentage from Gufeng’s sales was approximately 12.3% and 11.6% for the three months ended December 31, 2023 and 2022, respectively.

For the three months ended December 31, 2023, gross profit generated by Yuxing was $409,946, a decrease of $41,737, or 9.2% from $451,683 for the three months ended December 31, 2022. The gross profit margin percentage was approximately 16.7% and 15.9% for the three months ended December 31, 2023 and 2022, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

For the three months ended December 31, 2023, gross profit generated by Antaeus was $78,318. The gross profit margin was approximately 23.9% for the three months ended December 31, 2023.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,770,860, or 9.9%, of net sales for the three months ended December 31, 2023, as compared to $1,658,654, or 6.8%, of net sales for the three months ended December 31, 2022, an increase of $112,206, or 6.8%. The increase in selling expense was caused by the increase in marketing activities.

The selling expenses of Jinong for the three months ended December 31, 2023 were $ 1,688,422 or 24.8% of Jinong’s net sales, as compared to selling expenses of $ 1,585,197 or 16.1% of Jinong’s net sales for the three months ended December 31, 2022.

The selling expenses of Gufeng were $ 63,091 or 0.8% of Gufeng’s net sales for the three months ended December 31, 2023, as compared to $58,247 or 0.5% of Gufeng’s net sales for the three months ended December 31, 2022.

The selling expenses of Yuxing were $19,347 or 0.8% of Yuxing’s net sales for the three months ended December 31, 2023, as compared to $15,210 or 0.5% of Yuxing’s net sales for the three months ended December 31, 2022.

There was no selling expenses for Antaeus for the three months ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $6,947,810, or 39% of net sales for the three months ended December 31, 2023, as compared to $6,535,402, or 26.6% of net sales for the three months ended December 31, 2022, an increase of $412,409, or 6.3%. The increase in general and administrative expenses was mainly due to higher general and administrative expenses for Yuxing and Antaeus.

Jinong’s general and administrative expenses were $501,357 for the three months ended December 31, 2023, decreased $2,202,338 or 81.5%, as compared to $2,703,695 for the three months ended December 31, 2022.

Gufeng’s general and administrative expenses were $2,821,366 for the three months ended December 31, 2023, decreased $39,855, or 1.4%, as compared to $2,861,221 for the three months ended December 31, 2022.

Yuxing’s general and administrative expenses were $1,689,643 for the three months ended December 31, 2023, increased $1,453,423, or 615.3%, as compared to $236,220 for the three months ended December 31, 2022. The increase of Yuxing’s general and administrative expenses was mainly due to the inventory impairment with amount of $1.6 million caused by the bad weather in November 2023.

Antaeus’s general and administrative expenses were $161,839 for the three months ended December 31, 2023.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended December 31, 2023 was $8,238, as compared to other income of $83,093 for the three months ended December 31, 2022. The difference was mainly due to the decrease in other income with amount of $51,145, or 62.3% from $82,071 for the three months ended December 31, 2022 to $30,926 for the three months ended December 31, 2023. There was $88,491 in subsidy income for the three months ended December 31, 2022, compared to $796 subsidy income for the three months ended December 31, 2023.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred no income tax expenses for the three months ended December 31, 2023 and 2022.

Gufeng is subject to a tax rate of 25%, incurred no income tax expenses for the three months ended December 31, 2023 and 2022.

Yuxing incurred no income tax for the three months ended December 31, 2023 and 2022 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $(11,942) for the three months ended December 31, 2023.

Net loss

Net loss for the three months ended December 31, 2023 was $(5,370,003), an increase in loss of $1,773,458, or 49.3%, compared to net loss of $ (3,596,545) for the three months ended December 31, 2022. Net loss as a percentage of total net sales was approximately -30.2% and -14.7% for the three months ended December 31, 2023 and 2022, respectively.

Six months ended December 31, 2023 Compared to the six months ended December 31, 2022.

	2023	2022	Change $	Change %
Sales
Jinong	$16,100,398	$21,990,751	(5,890,353)	-26.8%
Gufeng	18,630,431	24,428,541	(5,798,110)	-23.7%
Yuxing	4,794,903	5,717,240	(922,337)	-16.1%
Antaeus	672,244	-	672,244	-
Net sales	40,197,976	52,136,532	(11,938,556)	-22.9%
Cost of goods sold
Jinong	11,588,897	15,912,292	(4,323,395)	-27.2%
Gufeng	16,193,611	21,732,489	(5,538,878)	-25.5%
Yuxing	3,919,768	4,792,525	(872,757)	-18.2%
Antaeus	517,359	-	517,359	-
Cost of goods sold	32,219,635	42,437,306	(10,217,671)	-24.1%
Gross profit	7,978,341	9,699,226	(1,720,885)	-17.7%
Operating expenses
Selling expenses	3,650,014	4,096,008	(445,994)	-10.9%
General and administrative expenses	11,504,417	9,820,517	1,683,900	17.1%
Total operating expenses	15,154,431	13,916,525	1,237,906	8.9%
Loss from operations	(7,176,090)	(4,217,299)	(2,958,791)	70.2%
Other income (expense)
Other income (expense)	40,709	109,861	(69,152)	-62.9%
Interest income	106,197	132,761	(26,564)	-20.0%
Interest expense	(141,367)	(149,983)	8,616	-5.7%
Total other income (expense)	5,539	92,639	(87,100)	-94.0%
Loss before income taxes	(7,170,551)	(4,124,660)	(3,045,891)	73.8%
Provision for income taxes	(16,355)	-	(16,355)	-%
Net Loss	(7,154,196)	(4,124,660)	(3,029,536)	73.4%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,869,023	(4,833,269)	8,702,292	-180.0%
Comprehensive loss	$(3,285,173)	$(8,957,929)	5,672,756	-63.3%

Net Sales

Total net sales for the six months ended December 31, 2023 were $40,197,976 a decrease of $11,938,556 or 22.9%, from $52,136,532 for the six months ended December 31, 2022. This decrease was primarily due to decrease in Jinong and Gufeng’ net sales.

For the six months ended December 31, 2023, Jinong’s net sales decreased $5,890,353, or 26.8%, to $16,100,398 from $21,990,751 for the six months ended December 31, 2022. This decrease was mainly due to Jinong’s lower sales volume in the last six months. Jinong sold 14,748 ton of products for the six months ended December 31, 2023, comparing to 16,785 for the six months ended December 31, 2022.

For the six months ended December 31, 2023, Gufeng’s net sales were $18,630,431, a decrease of $5,798,110, or 23.7%, from $24,428,541 for the six months ended December 31, 2022. This decrease was mainly due to the decrease in Gufeng’s sales volume in the last six months. Gufeng sold 37,678 ton of products for the six months ended December 31, 2023, comparing to 47,565 for the six months ended December 31, 2022.

For the six months ended December 31, 2023, Yuxing’s net sales were $4,794,903, a decrease of $922,337 or 16.1%, from $5,717,240 for the six months ended December 31, 2022.

For the six months ended December 31, 2023, Antaeus’s net sales were $672,244.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2023 was $32,219,635, a decrease of $10,217,671, or 24.1%, from $42,437,306 for the six months ended December 31, 2022. The decrease was mainly due to the decrease in Jinong’s cost of goods sold which decreased 27.2%.

Cost of goods sold by Jinong for the six months ended December 31, 2023 was $11,588,897, a decrease of $4,323,395, or 27.2%, from $15,912,292 for the six months ended December 31, 2022. The decrease in cost of goods was primarily due to the decrease in net sales during the last six months.

Cost of goods sold by Gufeng for the six months ended December 31, 2023 was $16,193,611, a decrease of $5,538,878, or 25.5%, from $21,732,489 for the six months ended December 31, 2022. This decrease was primarily due to the 23.7% decrease in net sales during the last six months.

For six months ended December 31, 2023, cost of goods sold by Yuxing was $3,919,768, a decrease of $872,757, or 18.2%, from $4,792,525 for the six months ended December 31, 2022. This decrease was mainly due to the 16.1% decrease in Yuxing’s net sales during the last six months.

Cost of goods sold by Antaeus for the six months ended December 31, 2023 was $517,359.

Gross Profit

Total gross profit for the six months ended December 31, 2023 decreased by $1,720,885, or 17.7%, to $7,978,341, as compared to $9,699,226 for the six months ended December 31, 2022. Gross profit margin was 19.8% and 18.6% for the six months ended December 31, 2023 and 2022, respectively.

Gross profit generated by Jinong decreased by $1,566,959 or 25.8%, to $4,511,500 for the six months ended December 31, 2023 from $6,078,459 for the six months ended December 31, 2022. Gross profit margin from Jinong’s sales was approximately 28.0% and 27.6% for the six months ended December 31, 2023 and 2022, respectively.

For the six months ended December 31, 2023, gross profit generated by Gufeng was $2,436,820, a decrease of $259,232, or 9.6%, from $2,696,052 for the six months ended December 31, 2022. Gross profit margin from Gufeng’s sales was approximately 13.1% and 11.0% for the six months ended December 31, 2023 and 2022, respectively. The increase in gross profit margin was mainly due to lower product costs.

For the six months ended December 31, 2023, gross profit generated by Yuxing was $875,135, a decrease of $49,580, or 5.4% from $924,715 for the six months ended December 31, 2022. The gross profit margin was approximately 18.3% and 16.2% for the six months ended December 31, 2023 and 2022, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

For the six months ended December 31, 2023, gross profit generated by Antaeus was $154,886.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,650,014, or 9.1%, of net sales for the six months ended December 31, 2023, as compared to $4,096,008, or 7.9% of net sales for the six months ended December 31, 2022, a decrease of $445,994 or 10.9%.

The selling expenses of Jinong for the six months ended December 31, 2023 were $3,483,862 or 21.6% of Jinong’s net sales, as compared to selling expenses of $3,937,018 or 17.9% of Jinong’s net sales for the six months ended December 31, 2022.

The selling expenses of Gufeng were $126,968 or 0.7% of Gufeng’s net sales for the six months ended December 31, 2023, as compared to $124,734 or 0.5% of Gufeng’s net sales for the six months ended December 31, 2022.

The selling expenses of Yuxing were $39,184 or 0.8% of Yuxing’s net sales for the six months ended December 31, 2023, as compared to $34,256 or 0.6% of Yuxing’s net sales for the six months ended December 31, 2022.

The selling expenses of Antaeus were $0 of Antaeus’s net sales for the six months ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $11,504,417, or 28.6% of net sales for the six months ended December 31, 2023, as compared to $9,820,517, or 18.8% of net sales for the six months ended December 31, 2022, an increase of $1,683,900, or 17.1%.

Jinong’s general and administrative expenses were $1,533,184 for the six months ended December 31, 2023, decreased $1,286,878 or 45.6%, as compared to $2,820,062 for the six months ended December 31, 2022.

Gufeng’s general and administrative expenses were $5,403,324 for the six months ended December 31, 2023, increased $620,915, or 13%, as compared to $4,782,409 for the six months ended December 31, 2022.

Yuxing’s general and administrative expenses were $1,980,314 for the six months ended December 31, 2023, increased $1,474,101, or 291.2%, as compared to $506,213 for the six months ended December 31, 2022. The increase of Yuxing’s general and administrative expenses was mainly due to the inventory impairment with amount of $1.6 million caused by the bad weather in November 2023.

Antaeus’s general and administrative expenses were $268,903 for the three months ended December 31, 2023.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the six months ended December 31, 2023 was $5,539, as compared to $92,639 for the six months ended December 31, 2022, a decrease in income of $87,100 or 94%. The difference was mainly due to the decrease in other income with amount of $69,152, or 62.9% from $109,861 for the six months ended December 31, 2022 to $40,709 for the six months ended December 31, 2023. There was $110,389 in subsidy income for the six months ended December 31, 2022, compared to $796 subsidy income for the six months ended December 31, 2023.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong didn’t incurr income tax expenses for the six months ended December 31, 2023 and 2022.

Gufeng is subject to a tax rate of 25%, has no income tax expenses for the six months ended December 31, 2023 and 2022.

Yuxing has no income tax for the six months ended December 31, 2023 and 2022 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $(16,355) for the six months ended December 31, 2023.

Net loss

Net loss for the six months ended December 31, 2023 was $(7,154,196), an increase of loss with amount of $3,029,536 or 73.4%, compared to $(4,124,660) for the six months ended December 31, 2022. The increase was mainly due to lower net sales and higher general and administrative expenses. Net loss as a percentage of total net sales was approximately -17.8% and -7.9% for the six months ended December 31, 2023 and 2022, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2023, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net loss decreased by $140,042, or 24.6%, to $(430,386) for the six months ended December 31, 2023, from $(570,428) for the six months ended December 31, 2022. The decrease in net loss was principally due to lower general and administrative expenses.

For Gufeng, the net loss increased by $842,960 or 36.1%, to $(3,179,583) for the six months ended December 31, 2023, from $(2,336,623) for the six months ended December 31, 2022. The increase in net loss was principally due to the lower net sales and the increase in general and administrative expenses.

For Yuxing, the net income decreased $1,638,196 or 331.5%, to $(1,144,020) for the six months ended December 31, 2023 from $494,176 for the six months ended December 31, 2022. The decrease was mainly due to lower net sales and the higher general and administrative expenses.

For Antaeus, the net loss was $(61,526) for the six months ended December 31, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of December 31, 2023, cash and cash equivalents were $70,402,736, a decrease of $739,452, or 1.0%, from $71,142,188 as of June 30, 2023.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(2,066,674)	$(2,803,847)
Net cash (used in) provided by investing activities	(1,607,163)	589,722
Net cash provided by financing activities	1,382,404	19,872,445
Effect of exchange rate change on cash and cash equivalents	1,551,981	(1,309,475)
Net (decrease) increase in cash and cash equivalents	(739,452)	16,348,845
Cash and cash equivalents, beginning balance	71,142,188	57,770,303
Cash and cash equivalents, ending balance	$70,402,736	$74,119,148

Operating Activities

Net cash used in operating activities was $(2,066,674) for the six months ended December 31, 2023, a decrease of $737,173, or 26.3%, from cash used in operating activities of $(2,803,847) for the six months ended December 31, 2022. The decrease in cash used in operating activities was mainly due to an increase in accrued expenses and other payables during the six months ended December 31, 2023 as compared to the same period in 2022.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2023 was $(1,607,163), compared to cash provided by investing activities of $589,722 for the six months ended December 31, 2022. The difference of $2,196,885 was mainly due to purchase of plant, property, and equipment with amount of $1,607,163 during the six months ended December 31, 2023, comparing with $305,689 during the six months ended December 31, 2022.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2023 was $1,382,404, a decrease of $18,490,041, or 93.0% compared to $19,872,445 net cash provided by financing activities for the six months ended December 31, 2022. The decrease was mainly due to the repayment of loans with amount of $1,579,303 during the six months ended December 31, 2023.

As of December 31, 2023, and June 30, 2023, our loans payable was as follows:

	December 31,	June 30,
	2023	2023
Short term loans payable:	$7,653,040	$5,346,640
Long term loans payable:	-	937,040
Total	$7,653,040	$6,283,680

Accounts Receivable

We had accounts receivable of $20,988,837 as of December 31, 2023, as compared to $16,455,734 as of June 30, 2023, an increase of $4,533,103, or 27.5%.

Allowance for doubtful accounts in accounts receivable as of December 31, 2023 was $50,107,077, a decrease of $4,601,409, or 8.4%, from $54,708,486 as of June 30, 2023. And the allowance for doubtful accounts as a percentage of accounts receivable was 70.5% as of December 31, 2023 and 76.9% as of June 30, 2023.

Deferred assets

We had deferred tax assets of $114,175 as of December 31, 2023, and $97,820 of June 30, 2023. During the six months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately.

Inventories

We had inventories of $39,554,487 as of December 31, 2023, as compared to $46,455,131 as of June 30, 2023, a decrease of $6,900,644, or 14.9%. The decrease was primarily due to Gufeng’s inventory. As of December 31, 2023, Gufeng’s inventory was $14,948,439, compared to $21,691,450 as of June 30, 2023, a decrease of $6,743,011, or 31.1%. The company confirmed the loss of $4.0 million and $1.7 million of inventories for the six months ended December 31, 2023 and 2022, respectively.

Advances to Suppliers

We had advances to suppliers of $16,966,359 as of December 31, 2023 as compared to $14,332,715 as of June 30, 2023, representing an increase of $2,633,644, or 18.4%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,583,655 as of December 31, 2023 as compared to $2,100,449 as of June 30, 2023, representing a decrease of $516,794, or 24.6%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $5,407,480 as of December 31, 2023 as compared to $5,489,781 as of June 30, 2023, representing a decrease of $82,301, or 1.5%. The increase was mainly attributable to Jinong’ $1,243,289 unearned revenue as of December 31, 2023, compared to $1,152,204 unearned revenue as of June 30, 2023, increased $91,085, or 7.9%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of December 31, 2023.

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

As of December 31, 2023, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2023, our accumulated other comprehensive loss was $23 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2023 and December 31, 2023, China’s currency increased by a cumulative 2.5% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of December 31, 2023 and June 30, 2023 was $7.7 million and $5.3 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended December 31, 2023. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately six months.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On December 31, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021. The plaintiff amended the complaint on Oct 30, 2021. On August 30, 2022, the Southern District of New York federal court presiding over the case issued an order granting motions to dismiss all claims in the amended complaint against the Company, its executives, and its independent directors. On September 6, 2022, the plaintiff filed a notice of civil appeal to the U.S. Court of Appeals, Second Circuit. The appeal has now been fully briefed and the Company expects a decision to issue sometime in the coming year.

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

CHINA GREEN AGRICULTURE, INC.

Date: February 9, 2024	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: February 9, 2024	By:	/s/ Zhibiao Pan
	Name:	Zhibiao Pan
	Title:	Co-Chief Executive Officer
(principal executive officer)

Date: February 9, 2024	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.