Form 10-Q
period 2024-03-31
China Green Agriculture, Inc.
filed 2024-05-16
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,793,538 shares of common stock, $0.001 par value, as of May 16, 2024.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	June 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$61,595,756	$71,142,188
Digital assets	34,757	210,342
Accounts receivable, net	14,940,226	16,455,734
Inventories, net	36,704,542	46,455,131
Advances to suppliers, net	21,360,797	14,332,715
Other current assets	2,432,938	2,631,049
Total current assets	137,069,016	151,227,159

Non-current assets
Plant, property and equipment, net	16,663,135	16,690,245
Intangible assets, net	13,562,843	13,563,635
Other non-current assets	6,314,128	5,200,325
Total non-current assets	36,540,106	35,454,205
Total assets	$173,609,122	$186,681,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,916,245	$2,100,449
Customer deposits	5,220,526	5,489,781
Accrued expenses and other payables	14,678,667	14,929,427
Amount due to related parties	5,641,462	5,439,209
Taxes payable	26,892,526	27,070,961
Short-term loans	7,505,100	5,346,640
Total current liabilities	61,854,526	60,376,467

Non-current liabilities
Long-term loans	-	937,040
Total non-current liabilities	-	937,040
Total liabilities	61,854,526	61,313,507

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 14,793,538 and 13,380,914 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	14,794	13,381
Additional paid-in capital	244,825,844	242,090,576
Statutory reserve	26,728,079	26,728,079
Retained earnings	(134,569,167)	(116,513,686)
Accumulated other comprehensive loss	(25,244,954)	(26,950,493)
Total shareholders’ equity	111,754,596	125,367,857
Total liabilities and shareholders’ equity	$173,609,122	$186,681,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Sales
Jinong	$7,534,076	$9,606,177	23,634,474	$31,596,928
Gufeng	22,544,062	33,457,644	41,174,493	57,886,185
Yuxing	2,467,916	2,198,139	7,262,819	7,915,379
Antaeus	392,263	-	1,064,507	-
Net sales	32,938,317	45,261,960	73,136,293	97,398,492
Cost of goods sold
Jinong	4,510,800	6,851,488	16,099,697	22,763,780
Gufeng	19,759,666	29,268,662	35,953,277	51,001,151
Yuxing	2,096,025	1,765,854	6,015,793	6,558,379
Antaeus	230,916	-	748,275	-
Cost of goods sold	26,597,407	37,886,004	58,817,042	80,323,310
Gross profit	6,340,910	7,375,956	14,319,251	17,075,182
Operating expenses
Selling expenses	1,855,189	1,958,455	5,505,203	6,054,463
General and administrative expenses	15,457,007	5,234,123	26,961,424	15,054,640
Total operating expenses	17,312,196	7,192,578	32,466,627	21,109,103
Loss (income) from operations	(10,971,286)	183,378	(18,147,376)	(4,033,921)
Other income (expense)
Other income (expense)	108,443	5,538	149,152	115,399
Interest income	42,547	67,097	148,744	199,858
Interest expense	(75,461)	(66,408)	(216,828)	(216,391)
Total other income (expense)	75,529	6,227	81,068	98,866
Loss (income) before income taxes	(10,895,757)	189,605	(18,066,308)	(3,935,055)
Provision for income taxes	5,527	-	(10,828)	-
Net loss (income)	(10,901,284)	189,605	(18,055,480)	(3,935,055)

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(2,163,484)	792,281	1,705,539	(4,040,988)
Comprehensive (loss) income	$(13,064,767)	$981,886	(16,349,941)	$(7,976,043)

Basic weighted average shares outstanding	14,203,877	13,380,914	13,653,240	13,204,768
Basic net loss (income) per share	$(0.79)	$0.02	(1.32)	$(0.30)

Diluted weighted average shares outstanding	14,203,877	13,380,914	13,653,240	13,204,768
Diluted net loss (income) per share	$(0.79)	$0.02	(1.32)	$(0.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(18,055,480)	$(3,935,055)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,033,752	1,812,893
Provision for losses on accounts receivable	16,970,555	9,329,683
Inventories impairment	3,969,293	1,691,679
Changes in operating assets
Digital assets	175,585	-
Accounts receivable	(15,259,021)	(14,159,591)
Amount due from related parties	27,787	(2,696)
Other current assets	199,768	(9,295,056)
Inventories	6,312,446	(4,593,619)
Advances to suppliers	(6,824,502)	12,028,741
Other assets	1,404,244	1,455,556
Deferred tax assets	(10,828)	-
Changes in operating liabilities
Accounts payable	(199,488)	276,584
Customer deposits	(335,612)	(673,151)
Amount due to related parties	(1,003)	(3,751)
Tax payables	(153,879)	7,826
Accrued expenses and other payables	2,430,107	1,328,059
Interest payable	-	(739,631)
Net cash used in operating activities	(7,316,276)	(5,471,529)
Cash flows from investing activities
Purchase of plant, property, and equipment	(1,651,010)	(309,514)
Investment	(2,450,000)	-
Sales of discontinued operations	-	901,109
Net cash (used in) provided by investing activities	(4,101,010)	591,595

Cash flows from financing activities
Proceeds from the sale of common stock	-	16,757,130
Proceeds from loans	2,778,662	2,884,076
Repayment of loans	(1,639,410)	(58,200)
Advance from related party	191,000	320,000
Net cash provided by financing activities	1,330,251	19,903,006

Effect of exchange rate change on cash and cash equivalents	540,604	(1,032,771)
Net (decrease) increase in cash and cash equivalents	(9,546,431)	13,990,301

Cash and cash equivalents, beginning balance	71,142,188	57,770,303
Cash and cash equivalents, ending balance	$61,595,756	$71,760,603

Supplement disclosure of cash flow information
Interest expense paid	$216,828	$216,391
Income taxes paid	$193,833	$330,861

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of March 31, 2024, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2024 and June 30, 2023 were $61,008,072 and $69,091,838, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $587,684 and $2,050,350 in cash in three banks in the United States as of March 31, 2024 and June 30, 2023, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of March 31, 2024, the Company held Bitcoin as digital assets with amount of $34,757. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed. As of March 31, 2024, the Company determined that there were no impairments of its digital assets.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of March 31, 2024, and June 30, 2023, the Company had accounts receivable of $14,940,226 and $16,455,734, net of allowance for doubtful accounts of $53,898,532 and $54,708,486, respectively. The company recorded bad debt expense in the amount of $17.0 million and $9.3 million for the nine months ended March 31, 2024 and 2023, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of March 31, 2024, and 2023, the Company had no reserve for obsolete goods. The company confirmed the loss of $4.0 million and $1.7 million of inventories for the nine months ended March 31, 2024 and 2023, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2024 and 2023, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of March 31, 2024, and June 30, 2023, the Company had customer deposits of $5,220,526 and $5,489,781, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	March 31,
	2024	2023
Net Loss (Income) for Basic Earnings Per Share	$(10,901,284)	$189,605
Basic Weighted Average Number of Shares	14,203,877	13,380,914
Net Loss (Income) Per Share – Basic	$(0.79)	$0.02
Net Loss (Income) for Diluted Earnings Per Share	$(10,901,284)	$189,605
Diluted Weighted Average Number of Shares	14,203,877	13,380,914
Net Loss (Income) Per Share – Diluted	$(0.79)	$0.02

	Nine Months Ended
	March 31,
	2024	2023
Net Loss for Basic Earnings Per Share	$(18,055,480)	$(3,935,055)
Basic Weighted Average Number of Shares	13,653,240	13,204,768
Net Loss Per Share – Basic	$(1.32)	$(0.30)
Net Loss for Diluted Earnings Per Share	$(18,055,480)	$(3,935,055)
Diluted Weighted Average Number of Shares	13,653,240	13,204,768
Net Loss Per Share – Diluted	$(1.32)	$(0.30)

Recent accounting pronouncements

The Company has evaluated all recently issued accounting pronouncements and does not believe any such pronouncements currently have, and does not expect such pronouncements to have, a material impact on the Condensed Consolidated Financial Statements on a prospective basis.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2023 through March 31, 2024 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2024	2023
Raw materials	$5,939,882	$11,617,989
Supplies and packing materials	$863,791	$410,904
Work in progress	$173,796	$172,248
Finished goods	$29,727,073	$34,253,990
Total	$36,704,542	$46,455,131

The company confirmed the loss of $4.0 million and $1.7 million of inventories for the nine months ended March 31, 2024 and 2023, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2024	2023
Building and improvements	$37,538,033	$37,065,465
Auto	2,750,682	2,716,931
Machinery and equipment	18,958,963	18,608,254
Others	1,502,600	-
Total property, plant and equipment	60,750,278	58,390,650
Less: accumulated depreciation	(44,087,143)	(41,700,404)
Total	$16,663,135	$16,690,246

For the nine months ended March 31, 2024, total depreciation expense was $1,872,498, increased $233,364, or 14.2%, from $1,639,134 for the nine months ended March 31, 2023.

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2024	2023
Land use rights, net	$7,791,501	$7,862,624
Trademarks	5,771,342	5,701,011
Total	$13,562,843	$13,563,635

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,209,293). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $145,910). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,061,271). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2024	2023
Land use rights	$11,225,564	11,088,765
Less: accumulated amortization	(3,434,063)	(3,226,141)
Total land use rights, net	$7,791,501	7,862,624

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41,371,630 (or $5,771,342) and is subject to an annual impairment test.

	March 31,	June 30,
	2024	2023
Trademarks	$5,823,560	$5,752,592
Less: accumulated amortization	(52,218)	(51,581)
Total trademarks, net	$5,771,342	$5,701,011

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended March 31, are as follows:

Twelve Months Ended on March 31,	Expense ($)
2025	261,831
2026	246,724
2027	224,163
2028	224,163
2029	224,163

DIGITAL ASSETS

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine Bitcoin in West Texas. As of March 31, 2024, the company held digital assets with amount of $34,757.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of March 31, 2024, the balance of other non-current assets was $6,314,128 and $3,745,576 was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2026 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1.4 million and $1.5 million as expenses for the nine months ended March 31, 2024 and 2023, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended March 31 and thereafter are as follows:

Twelve months ending March 31,
2025	$1,872,788
2026	$1,872,788
2027	$1,872,788

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2024	2023
Payroll and welfare payable	$166,634	$188,222
Accrued expenses	9,483,910	9,805,444
Other payables	4,911,128	4,820,193
Other levy payable	116,994	115,568
Total	$14,678,667	$14,929,427

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,557,250). For the nine months ended March 31, 2024 and 2023, Yuxing hadn’t sold any products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 and $27,560 as of March 31, 2024 and June 30, 2023, respectively.

As of March 31, 2024, and June 30, 2023, the amount due to related parties was $5,641,462 and $5,439,209, respectively.  As of March 31, 2024, and June 30, 2023, $976,500 and $964,600, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of March 31, 2024, and June 30, 2023, $2,336,693 and $2,261,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing. As of March 31, 2024, and June 30, 2023, $116,000 and $0, respectively were advances from Mr. Zhibiao Pan, Co-CEO of the Company. The advances were unsecured and non-interest-bearing.

As of March 31, 2024, and June 30, 2023, the Company’s subsidiary, Jinong, owed 900LH.com $0 and $995, respectively.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,906).

NOTE 10 – LOAN PAYABLES

As of March 31, 2024, the short-term and long-term loan payables consisted of four loans which mature on dates ranging from June 5, 2024 through October 6, 2024 with interest rates ranging from 3.65% to 5.00%. The first loans are collateralized by Tianjuyuan’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2024
1	Beijing Bank -Pinggu Branch	June 5, 2023-June 5, 2024	4.15%	1,395,000
2	Huaxia Bank -HuaiRou Branch	June 28, 2023-June 28, 2024	3.65%	1,395,000
3	Pinggu New Village Bank	June 29, 2023-June 28, 2024	5.00%	976,500
4	Industrial Bank Co. Ltd	August 19, 2022-August 18, 2024	3.98%	948,600
5	Industrial Bank Co. Ltd	October 7, 2023-October 6, 2024	3.70%	2,790,000
	Total			$7,505,100

The interest expense from loans was $216,828 and $216,391 for the nine months ended March 31, 2024 and 2023, respectively.

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

Income Taxes and Related Payables

	March 31,	June 30,
	2024	2023
VAT provision	$(571,042)	$(398,499)
Income tax payable	(2,158,708)	(2,132,400)
Other levies	611,741	591,325
Repatriation tax	29,010,535	29,010,535
Total	$26,892,526	$27,070,961

The provision for income taxes consists of the following:

	March 31,	March 31,
	2024	2023
Current tax	$(10,828)	$-
Deferred tax	-	-
Total	$(10,828)	$-

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2024	2023
Deferred tax assets
Deferred tax benefit	32,874,122	32,464,001
Valuation allowance	(32,765,474)	(32,366,181)
Total deferred tax assets	$108,647	97,820

Tax Rate Reconciliation

Our effective tax rates were approximately 0.1% and 0% for the nine months ended March 31, 2024 and 2023, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the nine months ended March 31, 2024 and 2023 for the following reasons:

March 31, 2024

	China 15% - 25%		United States 21%		Total
Pretax loss	$(15,060,332)		(3,005,976)		(18,066,308)

Expected income tax expense (benefit)	(3,765,083)	25.0%	(631,255)	21.0%	(4,396,338)
High-tech income benefits on Jinong	-	-	-		-
Losses from subsidiaries in which no benefit is recognized	3,754,255	-24.9%	-		3,754,255
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	631,255	-21.0%	631,255
Actual tax expense	$(10,828)	0.1%	-	-	(10,828)	0.1%

March 31, 2023

	China 15% - 25%		United States 21%		Total
Pretax loss	$(1,474,883)		(2,460,172)		$(3,932,555)

Expected income tax expense (benefit)	(368,721)	25.0%	(516,636)	21.0%	(885,357)
High-tech income benefits on Jinong	552,397	(37.5)%	-	-	552,397
Losses from subsidiaries in which no benefit is recognized	(183,676)	12.5%	-	-	(183,676)
Change in valuation allowance on deferred tax asset from US tax benefit	-	0%	516,636	(21.0)%	516,636
Actual tax expense	$-	0%	$-	0%	$-	0%

NOTE 12 – SHAREHOLDERS’ EQUITY

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

On January 18, 2024, the Company issued 439,109 shares of common stock to settle an amount of $887,000 payable of consulting services.

On February 16, 2024, the Company issued 973,515 shares of common stock to settle an amount of $1,849,680 payable of accrued compensations.

As of March 31, 2024, and June 30, 2023, there were 14,793,538 and 13,380,914 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2024, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Litigation

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On March 31, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021. The plaintiff amended the complaint on Oct 30, 2021. On August 30, 2022, the Southern District of New York federal court presiding over the case issued an order granting motions to dismiss all claims in the amended complaint against the Company, its executives, and its independent directors. On September 6, 2022, the plaintiff filed a notice of civil appeal to the U.S. Court of Appeals, Second Circuit. On December 11, 2023, the Second Circuit affirmed the district court’s decision. On or about April 19, 2024, the Plaintiff filed an appeal to the Supreme Court of the United States. The Company does not believe a response to Plaintiff’s appeal is necessary.

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

NOTE 14 – SEGMENT REPORTING

As of March 31, 2024, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Revenues from unaffiliated customers:
Jinong	$7,534,076	$9,606,177	$23,634,474	$31,596,928
Gufeng	22,544,062	33,457,644	41,174,493	57,886,184
Yuxing	2,467,916	2,198,139	7,262,819	7,915,380
Antaeus	392,263	-	1,064,507	-
Consolidated	$32,938,317	$45,261,960	$73,136,293	$97,398,492

Operating (loss) income:
Jinong	$(3,081,511)	$(1,687,189)	$(3,587,057)	$(2,365,810)
Gufeng	(7,366,951)	2,491,007	(10,460,423)	279,915
Yuxing	139,072	127,971	(1,005,290)	512,218
Antaeus	5,398	-	(88,619)	-
Reconciling item (1)	-	(748,411)	-	(2,460,244)
Reconciling item (2)	(667,294)	-	(3,005,987)	-
Consolidated	$(10,971,286)	$183,378	$(18,147,376)	$(4,033,921)

Net (loss) income:
Jinong	$(3,078,870)	$(1,639,160)	$(3,509,256)	$(2,209,588)
Gufeng	(7,406,821)	2,449,880	(10,586,404)	113,257
Yuxing	230,907	127,272	(913,113)	621,448
Antaeus	20,794	-	(40,732)	-
Reconciling item (1)	-	25	12	72
Reconciling item (2)	(667,294)	(748,411)	(3,005,987)	(2,460,243)
Consolidated	$(10,901,284)	$189,605	$(18,055,480)	$(3,935,055)

Depreciation and Amortization:
Jinong	$193,079	$199,812	$572,897	$589,916
Gufeng	183,444	193,155	549,055	573,201
Yuxing	189,812	194,903	561,453	649,776
Antaeus	125,130	-	350,347	-
Consolidated	$691,465	$587,869	$2,033,752	$1,812,893

Interest expense:
Jinong	35,530	25,359	91,046	50,486
Gufeng	39,931	41,049	125,782	165,905
Yuxing	-	-	-	-
Antaeus	-	-	-	-
Consolidated	$75,461	$66,408	$216,828	$216,391

Capital Expenditure:
Jinong	$9,037	$1,244	$50,861	$35,334
Gufeng	180	1,375	180	217,480
Yuxing	34,630	1,207	97,370	56,700
Antaeus	-	-	1,502,600	-
Consolidated	$43,847	$3,825	$1,651,011	$309,514

	As of
	March 31,	June 30,
	2024	2023
Identifiable assets:
Jinong	$75,080,500	$87,862,836
Gufeng	46,752,248	49,749,041
Yuxing	38,598,326	38,223,482
Antaeus	3,355,841	3,292,247
Reconciling item (1)	9,656,086	7,387,637
Reconciling item (2)	166,121	166,121
Consolidated	$173,609,122	$186,681,364

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2022, Jinong signed an office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,906).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 2, 2023, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $42,018 and $40,540 as rent expenses from these committed property leases for the nine-month periods ended March 31, 2024 and 2023, respectively. The contingent rent expenses herein for the next five twelve-month periods ended March 31, are as follows:

Years ending March 31,
2025	$56,024
2026	56,024
2027	56,024
2028	56,024
2029	56,024

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

The following financial statement amounts and balances of the VIE (Yuxing) was included in the accompanying consolidated financial statements as of March 31, 2024 and June 30, 2023:

	March 31,	June 30,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$443,264	$323,854
Accounts receivable, net	437,684	283,221
Inventories	24,714,180	24,288,379
Other current assets	114,640	136,237
Total current assets	25,709,768	25,031,691

Non-current assets:
Plant, property and equipment, net	5,647,070	5,887,278
Intangible assets, net	7,231,583	7,294,729
Other non-current assets	9,905	9,784
Total non-current assets	12,888,558	13,191,791
Total assets	$38,598,326	$38,223,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,667	$12,512
Customer deposits	45,481	62,134
Accrued expenses and other payables	290,498	282,968
Amount due to related parties	40,664,965	39,346,051
Total current liabilities	41,013,611	39,703,665
Total Liabilities	$41,013,611	39,703,665

Shareholders’ equity	(2,415,285)	(1,480,183)

Total liabilities and shareholders’ equity	$38,598,326	$38,223,482

	Three Months Ended March 31,
	2024	2023
Revenue	$2,467,914	$2,198,139
Expenses	2,237,007	2,070,867
Net income	$230,907	$127,272

	Nine Months Ended March 31,
	2024	2023
Revenue	$7,262,818	$7,915,379
Expenses	8,175,931	7,293,931
Net (loss) income	$(913,113)	$621,448

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations after March 31, 2024 to the date these unaudited condensed consolidated financial statements were available to be issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 88.6% and 91.9% of our total revenues for the nine months wnded March 31, 2024 and 2023, respectively. Yuxing generated 9.9% and 8.1% of our revenues for the nine months ended March 31, 2024 and 2023, respectively. Yuxing serves as a research and development base for our fertilizer products.  Antaeus generated 1.5% and 0% of our revenues for the nine months ended March 31, 2024 and 2023, respectively.

Fertilizer Products

As of March 31, 2024, we had developed and produced a total of 414 different fertilizer products in use, of which 78 were developed and produced by Jinong, 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	March 31,		Change 2023 to 2024
	2024	2023	Amount	%
	(metric tons)
Jinong	6,339	6,899	(560)	-8.1%
Gufeng	45,506	64,218	(18,713)	-29.1%
	51,845	71,117	(19,273)	-27.1%

	Three Months Ended March 31,
	2024	2023
	(revenue per tons)
Jinong	$1,183	$1,372
Gufeng	494	519

	Nine Months Ended
	March 31,		Change 2023 to 2024
	2024	2023	Amount	%
	(metric tons)
Jinong	21,087	23,684	(2,597)	-11.0%
Gufeng	83,184	111,783	(28,600)	-25.6%
	104,271	135,467	(31,196)	-23.0%

	Nine Months Ended March 31,
	2024	2023
	(revenue per tons)
Jinong	$1,116	$1,334
Gufeng	492	518

For the three months ended March 31, 2024, we sold approximately 51,845 tons of fertilizer products, as compared to 71,117 metric tons for the three months ended March 31, 2023. For the three months ended March 31, 2024, Jinong sold approximately 6,339 metric tons of fertilizer products, as compared to 6,899 metric tons for the three months ended March 31, 2023. For the three months ended March 31, 2024, Gufeng sold approximately 45,506 metric tons of fertilizer products, as compared to 64,218 metric tons for the three months ended March 31, 2023.

For the nine months ended March 31, 2024, we sold approximately 104,271 metric tons of fertilizer products, as compared to 135,467 metric tons for the nine months ended March 31, 2023. For the nine months ended March 31, 2024, Jinong sold approximately 21,087 metric tons of fertilizer products, a decrease of 2,597 metric tons, or 11.0%, as compared to 23,684 metric tons for the nine months ended March 31, 2023. For the nine months ended March 31, 2024, Gufeng sold approximately 83,184 metric tons of fertilizer products, a decrease of 28,600 metric tons, or 25.6% as compared to 111,783 metric tons for the nine months ended March 31, 2023.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 80.5% of our fertilizer revenue for the three months ended March 31, 2024. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (37.2%), Heilongjiang (13.9%), Inner Mongolia (13.1%), Liaoning (12.8%), and Shaanxi (3.5%).

As of March 31, 2024, we had a total of 1,085 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 740 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 51.8% of its fertilizer revenues for the three months ended March 31, 2024. Gufeng had 345 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 82.7% of its revenues for the three months ended March 31, 2024.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 90.0% of our agricultural products revenue for the three months ended March 31, 2024 were Shaanxi (78.2%), Beijing (8.2%), and Shanghai (3.6%).

Digital Assets Bitcoin

In March 2023, we established Antaeus Tech Inc. (“Antaeus”) and purchased mining machines to mine digital assets Bitcoin in the State of Texas. Through Antaeus, we expanded our activities in the mining of digital assets Bitcoin.

Recent Developments

New Products

During the three months ended March 31, 2024, Jinong launched four fertilizer products but eliminated 66 unqualified distributors. During the same period, Gufeng neither launched any new fertilizer products nor added any new distributors.

Results of Operations

Three Months ended March 31, 2024 Compared to the Three Months ended March 31, 2023.

	2024	2023	Change $	Change %
Sales
Jinong	$7,534,076	$9,606,177	(2,072,101)	-21.6%
Gufeng	22,544,062	33,457,644	(10,913,582)	-32.6%
Yuxing	2,467,916	2,198,139	269,777	12.3%
Antaeus	392,263	-	392,263	-
Net sales	32,938,317	45,261,960	(12,323,643)	-27.2%
Cost of goods sold
Jinong	4,510,800	6,851,488	(2,340,688)	-34.2%
Gufeng	19,759,666	29,268,662	(9,508,996)	-32.5%
Yuxing	2,096,025	1,765,854	330,171	18.7%
Antaeus	230,916	-	230,916	-
Cost of goods sold	26,597,407	37,886,004	(11,288,597)	-29.8%
Gross profit	6,340,910	7,375,956	(1,035,046)	-14.0%
Operating expenses
Selling expenses	1,855,189	1,958,455	(103,266)	-5.3%
General and administrative expenses	15,457,007	5,234,123	10,222,884	195.3%
Total operating expenses	17,312,196	7,192,578	10,119,618	140.7%
Loss (income) from operations	(10,971,286)	183,378	(11,154,664)	-6082.9%
Other income (expense)
Other income (expense)	108,443	5,538	102,905	1858.2%
Interest income	42,547	67,097	(24,550)	-36.6%
Interest expense	(75,461)	(66,408)	(9,053)	13.6%
Total other income (expense)	75,529	6,227	69,302	1113.0%
Loss (income) before income taxes	(10,895,757)	189,605	(11,085,361)	-5846.6%
Provision for income taxes	5,527	-	5,527
Net loss (income)	(10,901,284)	189,605	(11,090,889)	-5849.5%

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(2,163,484)	792,281	(2,955,765)	-373.1%
Comprehensive (loss) income	$(13,064,767)	$981,886	(14,046,653)	-1430.6%

Net Sales

Total net sales for the three months ended March 31, 2024 were $32,938,317, a decrease of $12,323,643 or 27.2%, from $45,261,960 for the three months ended March 31, 2023. This decrease was mainly due to the decrease for Jinong and Gufeng’s net sales.

For the three months ended March 31, 2024, Jinong’s net sales decreased $2,072,101, or 21.6%, to $7,534,076 from $9,606,177 for the three months ended March 31, 2023. This decrease was mainly due to Jinong’s lower sales volume in the last three months. Jinong sold approximately 6,339 metric tons of fertilizer products for the three months ended March 31, 2024, decreased 560 tons or 8.1%, as compared to 6,899 metric tons for the three months ended March 31, 2023. To align with sustainable practice, the company adjustment its product structure by discontinuing the sales of powdered products.

For the three months ended March 31, 2024, Gufeng’s net sales were $22,544,062, a decrease of $10,913,582 or 32.6%, from $33,457,644 for the three months ended March 31, 2023. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 45,506 metric tons of fertilizer products for the three months ended March 31, 2024, decreased 18,713 tons or 29.1%, as compared to 64,218 metric tons for the three months ended March 31, 2023.

For the three months ended March 31, 2024, Yuxing’s net sales were $2,467,916, an increase of $269,777 or 12.3%, from $2,198,139 for the three months ended March 31, 2023. The increase was mainly due to the increase in market demand during the three months ended March 31, 2024.

For the three months ended March 31, 2024, Antaeus’s net sales were $392,263.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2024 was $26,597,407, a decrease of $11,288,597, or 29.8%, from $37,886,004 for the three months ended March 31, 2023. The decrease was mainly due to lower sales.

Cost of goods sold by Jinong for the three months ended March 31, 2024 was $4,510,800, a decrease of $2,340,688, or 34.2%, from $6,851,488 for the three months ended March 31, 2023. The decrease in cost of goods was primarily due to lower sales in last three months ended March 31, 2024.

Cost of goods sold by Gufeng for the three months ended March 31, 2024 was $19,759,666, a decrease of $9,508,996, or 32.5%, from $29,268,662 for the three months ended March 31, 2023. This decrease was primarily due to the 32.6% decrease in net sales in last three months ended March 31, 2024.

For three months ended March 31, 2024, cost of goods sold by Yuxing was $2,096,025, an increase of $330,171, or 18.7%, from $1,765,854 for the three months ended March 31, 2023. This increase was primarily due to the 12.3% increase in net sales in last three months ended March 31, 2024.

For the three months ended March 31, 2024, cost of goods sold by Antaeus was $230,916.

Gross Profit

Total gross profit for the three months ended March 31, 2024 decreased by $1,035,046, or 14.0%, to $6,340,910, as compared to $7,375,956 for the three months ended March 31, 2023. Gross profit margin percentage was 19.3% and 16.3% for the three months Ended March 31, 2024 and 2023, respectively.

Gross profit generated by Jinong increased by $268,587, or 9.8%, to $3,023,276 for the three months ended March 31, 2024 from $2,754,689 for the three months ended March 31, 2023. Gross profit margin percentage from Jinong’s sales was approximately 40.1% and 28.7% for the three months Ended March 31, 2024 and 2023, respectively. The company was actively promoting liquid fertilizer production with higher profit margins in last three month, which contributed ti the increase for the gross profit margin percentage.

For the three months ended March 31, 2024, gross profit generated by Gufeng was $2,784,396, a decrease of $1,404,586, or 33.5%, from $4,188,982 for the three months ended March 31, 2023. Gross profit margin percentage from Gufeng’s sales was approximately 12.4% and 12.5% for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, gross profit generated by Yuxing was $371,891, a decrease of $60,394, or 14.0% from $432,285 for the three months ended March 31, 2023. The gross profit margin percentage was approximately 15.1% and 19.7% for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross profit margin percentage was mainly due to the increase in product costs.

For the three months ended March 31, 2024, gross profit generated by Antaeus was $161,347. The gross profit margin was approximately 41.1% for the three months ended March 31, 2024.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,855,189, or 5.6%, of net sales for the three months ended March 31, 2024, as compared to $1,958,455, or 4.3%, of net sales for the three months ended March 31, 2023, a decrease of $103,266, or 5.3%. The decrease in selling expense was caused by the decrease in marketing activities.

The selling expenses of Jinong for the three months ended March 31, 2024 were $ 1,752,617 or 23.3% of Jinong’s net sales, as compared to selling expenses of $ 1,873,495 or 19.5% of Jinong’s net sales for the three months ended March 31, 2023.

The selling expenses of Gufeng were $66,454 or 0.3% of Gufeng’s net sales for the three months ended March 31, 2024, as compared to $64,213 or 0.2% of Gufeng’s net sales for the three months ended March 31, 2023.

The selling expenses of Yuxing were $36,118 or 1.5% of Yuxing’s net sales for the three months ended March 31, 2024, as compared to $20,747 or 0.9% of Yuxing’s net sales for the three months ended March 31, 2023.

There were no selling expenses for Antaeus for the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $15,457,007, or 46.9% of net sales for the three months ended March 31, 2024, as compared to $5,234,123, or 11.6% of net sales for the three months ended March 31, 2023, an increase of $10,222,884, or 195.3%. The increase in general and administrative expenses was mainly due to higher general and administrative expenses for Gufeng and Jinong.

Jinong’s general and administrative expenses were $4,352,171 for the three months ended March 31, 2024, increased $1,783,788 or 69.5%, as compared to $2,568,383 for the three months ended March 31, 2023.

Gufeng’s general and administrative expenses were $10,084,893 for the three months ended March 31, 2024, increased $8,451,131, or 517.3%, as compared to $1,633,762 for the three months ended March 31, 2023. The increase of Gufeng’s general and administrative expenses was mainly due to the rise in bad debts expenses caused by product quality issues.

Yuxing’s general and administrative expenses were $196,699 for the three months ended March 31, 2024, decreased $86,868, or 30.6%, as compared to $283,567 for the three months ended March 31, 2023.

Antaeus’s general and administrative expenses were $155,948 for the three months ended March 31, 2024.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended March 31, 2024 was $75,529, as compared to other income of $6,227 for the three months ended March 31, 2023. The difference was mainly due to the increase in other income with amount of $102,905, or 1858.2% from $5,538 for the three months ended March 31, 2023 to $108,443 for the three months ended March 31, 2024. There was $82,945 in subsidy income for the three months ended March 31, 2024, compared to 0 subsidy income for the three months ended March 31, 2023.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred no income tax expenses for the three months ended March 31, 2024 and 2023.

Gufeng is subject to a tax rate of 25%, incurred no income tax expenses for the three months ended March 31, 2024 and 2023.

Yuxing incurred no income tax for the three months ended March 31, 2024 and 2023 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $5,527 for the three months ended March 31, 2024.

Net (loss) income

Net (loss) for the three months ended March 31, 2024 was $(10,901,284), an increase in loss of $11,090,889, or 5849.5%, compared to net income of $189,605 for the three months ended March 31, 2023. Net (loss) income as a percentage of total net sales was approximately -33.1% and 0.4% for the three months ended March 31, 2024 and 2023, respectively.

Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023.

	2024	2023	Change $	Change %
Sales
Jinong	$23,634,474	$31,596,928	(7,962,454)	-25.2%
Gufeng	41,174,493	57,886,185	(16,711,692)	-28.9%
Yuxing	7,262,819	7,915,379	(652,560)	-8.2%
Antaeus	1,064,507	-	1,064,507	-
Net sales	73,136,293	97,398,492	(24,262,199)	-24.9%
Cost of goods sold
Jinong	16,099,697	22,763,780	(6,664,083)	-29.3%
Gufeng	35,953,277	51,001,151	(15,047,874)	-29.5%
Yuxing	6,015,793	6,558,379	(542,586)	-8.3%
Antaeus	748,275	-	748,275	-
Cost of goods sold	58,817,042	80,323,310	(21,506,268)	-26.8%
Gross profit	14,319,251	17,075,182	(2,755,931)	-16.1%
Operating expenses
Selling expenses	5,505,203	6,054,463	(549,260)	-9.1%
General and administrative expenses	26,961,424	15,054,640	11,906,784	79.1%
Total operating expenses	32,466,627	21,109,103	11,357,524	53.8%
Loss from operations	(18,147,376)	(4,033,921)	(14,113,455)	349.9%
Other income (expense)
Other income (expense)	149,152	115,399	33,753	29.2%
Interest income	148,744	199,858	(51,114)	-25.6%
Interest expense	(216,828)	(216,391)	(437)	0.2%
Total other income (expense)	81,068	98,866	(17,798)	-18.0%
Loss before income taxes	(18,066,308)	(3,935,055)	(14,131,253)	359.1%
Provision for income taxes	(10,828)	-	(10,828)	-%
Net Loss	(18,055,480)	(3,935,055)	(14,120,425)	358.8%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,705,539	(4,040,988)	5,746,527	-142.2%
Comprehensive loss	$(16,349,941)	$(7,976,043)	(8,373,898)	105.0%

Net Sales

Total net sales for the nine months ended March 31, 2024 were $73,136,293 a decrease of $24,262,199 or 24.9%, from $97,398,492 for the nine months ended March 31, 2023. This decrease was primarily due to decrease in Jinong and Gufeng’ net sales.

For the nine months ended March 31, 2024, Jinong’s net sales decreased $7,962,454, or 25.2%, to $23,634,474 from $31,596,928 for the nine months ended March 31, 2023. This decrease was mainly due to Jinong’s lower sales volume in the last nine months. Jinong sold 21,087 ton of products for the nine months ended March 31, 2024, comparing to 23,684 for the nine months ended March 31, 2023. To align with sustainable practice, the company adjustment its product structure by discontinuing the sales of powdered products.

For the nine months ended March 31, 2024, Gufeng’s net sales were $41,174,493, a decrease of $16,711,692, or 28.9%, from $57,886,185 for the nine months ended March 31, 2023. This decrease was mainly due to the decrease in Gufeng’s sales volume in the last nine months. Gufeng sold 83,184 ton of products for the nine months ended March 31, 2024, comparing to 111,783 for the nine months ended March 31, 2023.

For the nine months ended March 31, 2024, Yuxing’s net sales were $7,262,819, a decrease of $652,560 or 8.2%, from $7,915,379 for the nine months ended March 31, 2023.

For the nine months ended March 31, 2024, Antaeus’s net sales were $1,064,507.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2024 was $58,817,042, a decrease of $21,506,268, or 26.8%, from $80,323,310 for the nine months ended March 31, 2023. The decrease was mainly due to the decrease in Jinong and Gufeng’s cost of goods sold which decreased 29.3% and 29.5%.

Cost of goods sold by Jinong for the nine months ended March 31, 2024 was $16,099,697, a decrease of $6,664,083, or 29.3%, from $22,763,780 for the nine months ended March 31, 2023. The decrease in cost of goods was primarily due to the 25.2% decrease in net sales during the last nine months.

Cost of goods sold by Gufeng for the nine months ended March 31, 2024 was $35,953,277, a decrease of $15,047,874, or 29.5%, from $51,001,151 for the nine months ended March 31, 2023. This decrease was primarily due to the 28.9% decrease in net sales during the last nine months.

For nine months ended March 31, 2024, cost of goods sold by Yuxing was $6,015,793, a decrease of $542,586, or 8.3%, from $6,558,379 for the nine months ended March 31, 2023. This decrease was mainly due to the 8.2% decrease in Yuxing’s net sales during the last nine months.

Cost of goods sold by Antaeus for the nine months ended March 31, 2024 was $748,275.

Gross Profit

Total gross profit for the nine months ended March 31, 2024 decreased by $2,755,931, or 16.1%, to $14,319,251, as compared to $17,075,182 for the nine months ended March 31, 2023. Gross profit margin was 19.6% and 17.5% for the nine months ended March 31, 2024 and 2023, respectively.

Gross profit generated by Jinong decreased by $1,298,371 or 14.7%, to $7,534,777 for the nine months ended March 31, 2024 from $8,833,148 for the nine months ended March 31, 2023. Gross profit margin from Jinong’s sales was approximately 31.9% and 28.0% for the nine months ended March 31, 2024 and 2023, respectively. The company was actively promoting liquid fertilizer production with higher profit margins in last three month, which contributed ti the increase for the gross profit margin percentage.

For the nine months ended March 31, 2024, gross profit generated by Gufeng was $5,221,216, a decrease of $1,663,818, or 24.2%, from $6,885,034 for the nine months ended March 31, 2023. Gross profit margin from Gufeng’s sales was approximately 12.7% and 11.9% for the nine months ended March 31, 2024 and 2023, respectively. The increase in gross profit margin was mainly due to lower product costs.

For the nine months ended March 31, 2024, gross profit generated by Yuxing was $1,247,026, a decrease of $109,974, or 8.1% from $1,357,000 for the nine months ended March 31, 2023. The gross profit margin was approximately 17.2% and 17.1% for the nine months ended March 31, 2024 and 2023, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

For the nine months ended March 31, 2024, gross profit generated by Antaeus was $316,232.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $5,505,203, or 7.5%, of net sales for the nine months ended March 31, 2024, as compared to $6,054,463, or 6.2% of net sales for the nine months ended March 31, 2023, a decrease of $549,260 or 9.1%.

The selling expenses of Jinong for the nine months ended March 31, 2024 were $5,236,479 or 22.2% of Jinong’s net sales, as compared to selling expenses of $5,810,513 or 18.4% of Jinong’s net sales for the nine months ended March 31, 2023.

The selling expenses of Gufeng were $193,422 or 0.5% of Gufeng’s net sales for the nine months ended March 31, 2024, as compared to $188,947 or 0.3% of Gufeng’s net sales for the nine months ended March 31, 2023.

The selling expenses of Yuxing were $75,302 or 1.0% of Yuxing’s net sales for the nine months ended March 31, 2024, as compared to $55,003 or 0.7% of Yuxing’s net sales for the nine months ended March 31, 2023.

The selling expenses of Antaeus were $0 of Antaeus’s net sales for the nine months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $26,961,424, or 36.9% of net sales for the nine months ended March 31, 2024, as compared to $15,054,640, or 15.5% of net sales for the nine months ended March 31, 2023, an increase of $11,906,784, or 79.1%.

Jinong’s general and administrative expenses were $5,885,355 for the nine months ended March 31, 2024, increased $496,910 or 9.2%, as compared to $5,388,445 for the nine months ended March 31, 2023.

Gufeng’s general and administrative expenses were $15,488,217 for the nine months ended March 31, 2024, increased $9,072,046, or 141.4%, as compared to $6,416,171 for the nine months ended March 31, 2023. The increase of Gufeng’s general and administrative expenses was mainly due to the rise in bad debts expenses caused by product quality issues.

Yuxing’s general and administrative expenses were $2,177,013 for the nine months ended March 31, 2024, increased $1,387,233, or 175.6%, as compared to $789,780 for the nine months ended March 31, 2023. The increase of Yuxing’s general and administrative expenses was mainly due to the inventory impairment with amount of $1.6 million caused by the bad weather in November 2023.

Antaeus’s general and administrative expenses were $404,851 for the nine months ended March 31, 2024.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the nine months ended March 31, 2024 was $81,068, as compared to $98,866 for the nine months ended March 31, 2023, a decrease in income of $17,798 or 18%. The difference was mainly due to the decrease in interest income with amount of $51,114, or 25.6% from $199,858 for the nine months ended March 31, 2023 to $148,744 for the nine months ended March 31, 2024.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong didn’t incurr income tax expenses for the nine months ended March 31, 2024 and 2023.

Gufeng is subject to a tax rate of 25%, has no income tax expenses for the nine months ended March 31, 2024 and 2023.

Yuxing has no income tax for the nine months ended March 31, 2024 and 2023 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $(10,828) for the nine months ended March 31, 2024.

Net loss

Net loss for the nine months ended March 31, 2024 was $(18,055,480), an increase of loss with amount of $14,120,425 or 358.8%, compared to $(3,935,055) for the nine months ended March 31, 2023. The increase was mainly due to lower net sales and higher general and administrative expenses. Net loss as a percentage of total net sales was approximately -24.7% and -4.0% for the nine months ended March 31, 2024 and 2023, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2024, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net loss increased by $1,299,668, or 58.8%, to $(3,509,256) for the nine months ended March 31, 2024, from $(2,209,588) for the nine months ended March 31, 2023. The increase in net loss was principally due to lower net sales and higher general and administrative expenses.

For Gufeng, the net income decreased by $10,699,661 or 9447.2%, to $(10,586,404) for the nine months ended March 31, 2024, from $113,257 for the nine months ended March 31, 2023. The increase in net loss was principally due to the lower net sales and the increase in general and administrative expenses.

For Yuxing, the net income decreased $1,534,561 or 246.9%, to $(913,113) for the nine months ended March 31, 2024 from $621,448 for the nine months ended March 31, 2023. The decrease was mainly due to lower net sales and the higher general and administrative expenses.

For Antaeus, the net loss was $(40,732) for the nine months ended March 31, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of March 31, 2024, cash and cash equivalents were $61,595,756, a decrease of $9,546,432, or 13.4%, from $71,142,188 as of June 30, 2023.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(7,316,276)	$(5,471,529)
Net cash (used in) provided by investing activities	(4,101,010)	591,595
Net cash provided by financing activities	1,330,251	19,903,006
Effect of exchange rate change on cash and cash equivalents	540,604	(1,032,771)
Net (decrease) increase in cash and cash equivalents	(9,546,431)	13,990,301
Cash and cash equivalents, beginning balance	71,142,188	57,770,303
Cash and cash equivalents, ending balance	$61,595,756	$71,760,603

Operating Activities

Net cash used in operating activities was $7,316,276, for the nine months ended March 31, 2024, a increase of $1,844,747, or 33.7%, from cash used in operating activities of $5,471,529 for the nine months ended March 31, 2023. The increase in cash used in operating activities was mainly due to an increase in advance to suppliers during the nine months ended March 31, 2024 as compared to the same period in 2023.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2024 was $4,101,010, compared to cash provided by investing activities of $591,595 for the nine months ended March 31, 2023. The difference of $4,692,605 was mainly due to long-term investment with amount of $2,450,000 during the nine months ended March 31, 2024, comparing with $0 during the nine months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2024 was $1,330,251, a decrease of $18,572,755, or 93.3% compared to $19,903,006 net cash provided by financing activities for the nine months ended March 31, 2023. The decrease was mainly due to the repayment of loans with amount of $1,639,410 and no proceeds from the sale of common stock during the nine months ended March 31, 2024.

As of March 31, 2024, and June 30, 2023, our loans payable was as follows:

	March 31,	June 30,
	2024	2023
Short-term loans payable:	$7,505,100	$5,346,640
Long-term loans payable:	-	937,040
Total	$7,505,100	$6,283,680

Accounts Receivable

We had accounts receivable of $14,940,226 as of March 31, 2024, as compared to $16,455,734 as of June 30, 2023, a decrease of $1,515,508, or 9.2%.

Allowance for doubtful accounts in accounts receivable as of March 31, 2024 was $53,898,532, a decrease of $809,954, or 1.5%, from $54,708,486 as of June 30, 2023. And the allowance for doubtful accounts as a percentage of accounts receivable was 78.3% as of March 31, 2024 and 76.9% as of June 30, 2023.

Inventories

We had inventories of $36,704,542 as of March 31, 2024, as compared to $46,455,131 as of June 30, 2023, a decrease of $9,750,589, or 21.0%. The decrease was primarily due to Gufeng’s inventory. As of March 31, 2024, Gufeng’s inventory was $10,264,968, compared to $21,691,450 as of June 30, 2023, a decrease of $11,426,482, or 52.7%. The company confirmed the loss of $4.0 million and $1.7 million of inventories for the nine months ended March 31, 2024 and 2023, respectively.

Advances to Suppliers

We had advances to suppliers of $21,360,797 as of March 31, 2024 as compared to $14,332,715 as of June 30, 2023, representing an increase of $7,028,082, or 49.0%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,916,245 as of March 31, 2024 as compared to $2,100,449 as of June 30, 2023, representing a decrease of $184,204, or 8.8%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $5,220,526 as of March 31, 2024 as compared to $5,489,781 as of June 30, 2023, representing a decrease of $269,255, or 4.9%. The decrease was mainly attributable to Jinong’ $479,788 unearned revenue as of March 31, 2024, compared to $1,152,204 unearned revenue as of June 30, 2023, decreased $672,416, or 58.4%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

As of March 31, 2024, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2024, our accumulated other comprehensive loss was $25 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2023 and March 31, 2024, China’s currency increased by a cumulative 1.2% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of March 31, 2024 and June 30, 2023 was $7.5 million and $5.4 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended March 31, 2024. The original loan term on average is one year, and the remaining average life of the short-term-loans is approximately four months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered any hedging transactions to reduce our exposure to interest rate risk.

Credit Risk

We have experienced higher credit risk than usual since 2020. With the impact of COVID-19 pandemic, the overdue outstanding accounts receivable increased significantly compared with the years prior to the pandemic. Our accounts receivables are typically unsecured and are mainly derived from revenues earned from customers in the PRC. Most of our customers are individuals and small and medium-sized enterprises (“SMEs”), which may not have strong cash flows or be well capitalized. They may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. Many of the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or they cannot resume business as usual after a prolonged outbreak. Numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. Even through our receivables are monitored regularly by our credit managers, the bad debts expenses are higher in recent 4 years comparing with the years before 2020.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 5, 2020, an individual filed suit pro se (as in, representing oneself without an attorney) in the Southern District of Florida federal court alleging violations of the Securities Exchange Act. The Company believes the action is without merit and vigorously opposed it. The company moved to dismiss the litigation and for attorney’s fees from the plaintiff. On November 2, 2020, the case was transferred to the United States District Court for The Southern District Of New York. On March 31, 2021, the Southern District of New York federal court presiding over the case dismissed all claims against the company, its executives, and its independent directors.  The dismissal was without prejudice and the plaintiff can appeal or amend within 30 days, or by October 29, 2021. The plaintiff amended the complaint on Oct 30, 2021. On August 30, 2022, the Southern District of New York federal court presiding over the case issued an order granting motions to dismiss all claims in the amended complaint against the Company, its executives, and its independent directors. On September 6, 2022, the plaintiff filed a notice of civil appeal to the U.S. Court of Appeals, Second Circuit. On December 11, 2023, the Second Circuit affirmed the district court’s decision. On or about April 19, 2024, the Plaintiff filed an appeal to the Supreme Court of the United States. The Company does not believe a response to Plaintiff’s appeal is necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: May 16, 2024	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: May 16, 2024	By:	/s/ Zhibiao Pan
	Name:	Zhibiao Pan
	Title:	Co-Chief Executive Officer
(principal executive officer)

Date: May 16, 2024	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.