Form 10-K
period 2024-06-30
China Green Agriculture, Inc.
filed 2024-10-15
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,658,255 as of December 29, 2023, based on the closing price $3.03 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on October 15, 2024, was 14,793,538.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED June 30, 2024

i

PART I

Item 1. Business

China Green Agriculture, Inc., a Nevada corporation (‘we” or “the Company”), is primarily engaged in the research, development, production, and sale of various types of fertilizers and agricultural products through its wholly owned subsidiaries, Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), and Beijing Gufeng Chemical Products Co., Ltd., (“Gufeng”) in the People’s Republic of China (“PRC”), all of which are engaged in fertilizer production. Also, Tianjuyuan Fertilizer Co. Ltd (“Tianjuyuan”) is a subsidiary of Gufeng. In addition, we operate through variable interest entity (the “VIE”), Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), which is engaged in agricultural products production in PRC.

Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong; and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers, and mixed organic-inorganic compound fertilizer produced through Gufeng. In Yuxing, we develop and produce agricultural products such as top-grade fruits, vegetables, flowers and colored seedlings. Besides agriculture, since March 2023, we have started to purchase digital assets mining machines and established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware to mine digital assets, specifically Bitcoin, in the State of Texas. Through Antaeus, we produce or “mine” digital assets Bitcoin with a focus on the blockchain ecosystem and the generation of digital assets.

As our core business, we generated $85,144,156 and $114,275,845 in fertilizer production, or 88.8% and 92.1% of our total revenues (excluding discontinued operations) for the years ended June 30, 2024 and 2023, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2024.

As of June 30, 2024, we sold our products through a network of 935 regional distributors covering 22 provinces, 4 autonomous regions, and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 27.4% of our fertilizer revenues for the fiscal year ended June 30, 2024.

As of June 30, 2024, we have developed 407 different fertilizer products. We conduct our research and development activities through Yuxing, VIE associated with Jinong, which tests new fertilizers and grows high-quality flowers, vegetables and seedlings for commercial sales.

During the fiscal years ended June 30, 2024 and 2023, our revenues from continuing operations were $95,845,788 and $124,140,355, respectively; our net loss for these periods was $(28,405,315) and $(13,281,985), respectively.

Recent Developments

Establishment of Crypto Currency Mining Business

On March 13, 2023, the Company established Antaeus Tech Inc. under the laws of the state of Delaware. From April 10, 2023, Antaeus started to purchase Bitmain Antminer S19 Pro mining machines and began mining crypto currency in West Texas.

On December 27, 2023, the Company entered into a Stock Purchase Agreement with Zhibiao Pan for the purchase by the Company from Zhibiao Pan of all of the outstanding stock of Lonestar Dream, Inc., a Delaware corporation (“Lonestar”). Zhibiao Pan serves as the Co-Chief Executive Officer of the Company, and is the sole shareholder of Lonestar. The acquisition is currently ongoing.

Our History

The Company was incorporated under the laws of the state of Kansas on February 6, 1987 under the name Videophone, Inc. The Company had no operations from December 1996 to December 2007. In October 2007, the Company was reincorporated in the state of Nevada. On December 26, 2007, the Company acquired all the issued and outstanding capital stock of Green Agriculture Holding Corporation (“Green New Jersey”), through a share exchange (the “Share Exchange”). As a result of the Share Exchange, the Company owned 100% of Green New Jersey. The Share Exchange occurred simultaneously with a private placement of $20,519,255 on December 26, 2007.

Green New Jersey was incorporated on January 27, 2007 under the laws of the State of New Jersey. On August 24, 2007, Green New Jersey acquired 100% of the outstanding shares of Jinong, a company incorporated in the PRC on June 19, 2000.

After the acquisition of Green New Jersey, the Company changed its name to China Green Agriculture, Inc., effective on February 5, 2008.

On July 23, 2009, Yuxing became a direct, wholly owned subsidiary of Jinong to facilitate the research and development of agricultural products and fertilizers. Effective June 16, 2013, Yuxing was converted into a PRC domestic enterprise wholly owned by an individual who entered into a series of contractual agreements with Jinong pursuant to which Yuxing became VIE associated with Jinong.

On March 9, 2009, the Company’s common stock was listed on the NYSE MKT, formerly known as NYSE Amex Equities under the trading symbol “CGA”. On December 4, 2009, the Company voluntarily ceased trading its common stock on the NYSE Amex Equities and transferred its listing to the New York Stock Exchange on December 7, 2009. The Company’s ticker symbol remained “CGA”.

On July 2, 2010, the Company, through Jinong, consummated a transaction to acquire all equity interests of Gufeng and its subsidiary Tianjuyuan. As a result, Gufeng and Tianjuyuan became wholly owned subsidiaries of Jinong and indirect subsidiaries of the Company.

On June 30, 2016, the Company, through its wholly-owned subsidiary Jinong, entered strategic acquisition agreements and a series of contractual agreements with the shareholders of the following six companies that are organized under the laws of the PRC and are deemed to be VIEs: Shaanxi Lishijie Agrochemical Co., Ltd., Songyuan Jinyangguang Sannong Service Co., Ltd., Shenqiu County Zhenbai Agriculture Co., Ltd., Weinan City Linwei District Wangtian Agricultural Materials Co., Ltd., Aksu Xindeguo Agricultural Materials Co., Ltd., and Xinjiang Xinyulei Eco-agriculture Science and Technology Co., Ltd.

On January 1, 2017, the Company, through its wholly owned subsidiary Jinong, entered into strategic acquisition agreements and a series of contractual agreements with the shareholders of the following two companies that are organized under the laws of the PRC and are deemed to be VIEs: Sunwu County Xiangrong Agricultural Materials Co., Ltd. and Anhui Fengnong Seed Co., Ltd.

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

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and began to mine Bitcoin in West Texas.

On December 27, 2023, the Company entered into a Stock Purchase Agreement with Zhibiao Pan for the purchase by the Company from Zhibiao Pan of all of the outstanding stock of Lonestar Dream, Inc., a Delaware corporation (“Lonestar”). Zhibiao Pan serves as the Co-Chief Executive Officer of the Company, and is the sole shareholder of Lonestar. The acquisition is currently ongoing.

Our principal executive offices are located at 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China 710065 and our telephone number is +86-29-88266368. Our website address is www.cgagri.com. The Company routinely posts important information on its website.

Our current corporate structure is set forth in the following diagram:

The foregoing table sets forth the relationship among these entities in summary form. It should be noted that one of the entities in the table is a variable interest entity (“VIE”), which is not directly owned by the Company. A variable interest entity is a legal business structure in which a person (or company) has some level of control despite not having a majority of voting rights. This is because the controlling interest is arranged via a contractual relationship rather than direct ownership. In general, a business that is the primary beneficiary of a VIE must disclose the holdings of that entity as part of its consolidated balance sheet. However, the contractual agreements are not equivalent to equity ownership in the business of the VIE. The contractual relationships are structured to allow the Company to allow the Company to consolidate the results of the VIE under U.S. GAAP. The result of this is that the Company is the primary beneficiary of the VIE for accounting purposes. The VIE agreements, and their impact on the Company’s accounting, have not been tested in a court of law. As a result of this structure, there are some unique risks facing the Company. Please refer to Item 1A, Risk Factors-Risks Related to Doing Business in the PRC for more detailed information.

The Company (or its direct or indirect subsidiaries, Jinong) has a contractual relationship with the VIE, which can be described as follows:

Entrusted Management Agreement

Under an Entrusted Management Agreement with the shareholders of the VIE (the “Entrusted Management Agreement”), the VIE and its shareholders agree to entrust the operations and management of their businesses to a wholly owned subsidiary of the Company. According to the form of Entrusted Management Agreement, the Company subsidiary possesses the full and exclusive right to manage the VIE’s operations, assets and personnel, has the right to control the VIE’s cash flows through an entrusted bank account, is entitled to the VIE’s net profits as a management fee, is obligated to pay all the VIE’s payables and loan payments, and bears all losses of the VIE.

Exclusive Technology Supply Agreement

The Exclusive Technology Supply Agreement between the Company’s subsidiary and the VIE provides that the Company subsidiary is the exclusive technology provider to the VIE. The VIE agrees to pay the Company subsidiary all fees payable for technology supply prior to making any payments under the Entrusted Management Agreement.

Shareholder’s Voting Proxy Agreement

Pursuant to a Shareholder’s Voting Proxy Agreement among the Company subsidiary and the shareholders of the VIE, the shareholders of the VIE irrevocably appoint the Company subsidiary as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of the VIE, including the appointment and election of directors of the VIE. The Company subsidiary agrees that it shall maintain a board of directors, the composition and appointment of which shall be approved by the Board of the Company.

Exclusive Option Agreement

Under an Exclusive Option Agreement among the Company subsidiary, the VIE, and the shareholders of the VIE, the shareholders of the VIE grant the Company subsidiary an irrevocable and exclusive purchase option to acquire the VIE ’s equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The consideration for the exercise of the option is to be determined by the parties and memorialized in the future by definitive agreements setting forth the kind and value of such consideration.

Equity Pledge Agreement

Pursuant to the terms of Equity Pledge Agreement among the Company subsidiary and the shareholders of the VIE, the shareholders of the VIE pledge all of their equity interests in the VIE to the Company subsidiary, to guarantee all of the Company subsidiary’s rights and benefits under the Entrusted Management Agreement, the Exclusive Technology Supply Agreement, the Shareholder’ Voting Proxy Agreement and the Exclusive Option Agreement.

Non-Compete Agreement

The Non-Compete Agreement provides the shareholders of the VIE agree that for five (5) years after termination of their services with the Company subsidiary, they will not provide services or accept positions with by any profit-making organizations with businesses that may compete with the Company subsidiary.

Although these agreements allow the Company to exert effective control over the VIE, the Company owns no direct equity interest in it, and any increase in the value of the VIE will accrue to the benefit of the shareholders of the VIE, and not the Company. We depend on the VIE to hold and maintain agriculture products contracts with our customers. Although we believe that that each contract with the VIE is valid, binding and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over the VIE as direct ownership would be. In addition, the VIE could breach the contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly considering uncertainties in the PRC legal system. The VIE may also seek to renew its agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIE, we may not succeed in enforcing our rights under them insofar as our contractual rights and legal remedies under PRC law are inadequate. If we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase. In addition, although we do not rely on revenues of the VIE, the VIE structure is subject to uncertainty amid the PRC’s changing legislative practice. In January 2015, China’s Ministry of Commerce unveiled draft legislation that could change how the government regulates corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership,” the draft law focuses on the entities or individuals who control a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list,” where only companies controlled by Chinese nationals could operate, even if structured as VIEs. If the draft law is implemented in any form, and the Company’s business is characterized as one of the “restricted” or “prohibited” sectors, the VIE may be barred from operation, which would materially adversely affect our business.

Cash Flows through Our Organization

We are a holding company, and we conduct most of our operations through our PRC subsidiaries, the VIE and one subsidiary in the United States, and we plan to diversify our operations further in the future. For instance, we are currently working on integrating assets in the United States, which is part of our broader strategy to expand our global presence and operational capabilities. Cash is transferred through our organization in the following manner: (1) Within our corporate structure, the cross-border transfer of funds from the Company to its Chinese subsidiaries and controlled entities is in compliance with the laws and regulations of the PRC. The Company may make loans to its PRC subsidiaries subject to the approval, registration, and filing with governmental authorities and limitation of amount, or we may make additional capital contributions to our wholly foreign-owned subsidiaries in China; (2) the Company paid a dividend to its shareholders of $ 0.10 per share in 2015, but has paid none since then; (3) The Company relies on dividends and other distributions on equity paid by its PRC subsidiaries for its cash needs, to service any debt it may incur and to pay its operating expenses. For the operating companies in the PRC, they will first transfer funds to Green New Jersey in accordance with applicable laws and regulations of the PRC, and then Green New Jersey will transfer legally available funds to the Company. The Company may then distribute dividends to its shareholders in proportion to their respective shareholdings. The PRC Enterprise Income Tax Law and its implementing rules provide those dividends paid by a PRC entity to a nonresident enterprise for income tax purposes is subject to PRC withholding tax at a rate of 10%, subject to reduction by an applicable tax treaty with China. The Company and its subsidiaries generate and retain cash generated from operating activities and re-invest it in our business. (4) The ability of our entities in the PRC to distribute dividends is based upon their distributable earnings. Current PRC regulations permit companies to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. We currently do not have our own cash management policy and procedures that dictate how funds are transferred.

For the years ended June 30, 2023 and 2024, no assets other than cash were transferred between the Company and subsidiaries or the VIE, no subsidiaries paid dividends or made other distributions to the Company, and no dividends or distributions were paid to investors. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Effects of PRC foreign exchange regulations on our ability to transfer assets within our organization

Current foreign exchange and other regulations in the PRC may restrict our PRC subsidiaries and VIE in their ability to transfer their net assets to the Company and its subsidiaries and to investors. The PRC government imposes controls on the convertibility of the Renminbi (RMB) into foreign currencies and, in certain cases, the remittance of currency out of China. Under our current corporate structure, the Company as the holding company may rely on dividend payments from its subsidiaries to fund any cash and financing requirements the Company may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration of Foreign Exchange (the “SAFE”) by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of our PRC subsidiaries in China may be used to pay dividends to the Company. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of our PRC subsidiaries and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny of major outbound capital movement including overseas direct investment. More restrictions and substantial vetting process are put in place by SAFE to regulate cross-border transactions falling under the capital account. If any of the Company’s shareholders regulated by such policies fail to satisfy the applicable overseas direct investment filing or approval requirement timely or at all, it may be subject to penalties from the relevant PRC authorities. The PRC government may at its discretion further restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Company from obtaining sufficient foreign currencies to satisfy the Company’s foreign currency demands, the Company may not be able to pay dividends in foreign currencies to its shareholders.

Enforceability of Civil Liabilities

It may be difficult to serve the Company with legal process or enforce judgments against the Company or its management. It may be difficult to serve the Company with legal process or enforce judgments against the Company or its management.

Most of the Company’s assets are located in China, and all its directors and officers other than Pan Zhibiao are residents of China. All or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state. Even if an investor were successful in such an action, the costs and time involved in enforcement of the judgment in China may make it impracticable.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our director and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Fertilizer Industry Analysis

Fertilizer Market in China

Influenced by the sluggish demand in domestic and international fertilizer markets, China’s fertilizer market is in a downturn during this fiscal year. In terms of production, the growth of fertilizer output has remained limited during the fiscal year. Meanwhile, large inventories of fertilizer have placed downward pressure on prices. Market prices of the raw material have been volatile; the price of fertilizer is uncertain and can be hard to increase. In terms of domestic consumption, though grain prices have increased to some extent, the domestic consumption capacity is limited; as for export, international markets have been depressed continuously, resulting from the declines in export prices. During this fiscal year, the fertilizer industry has been in a downward trend as profits have been compressed again and the losses of enterprises are enlarged. Under the pressure of sluggish growth in the fertilizer market, industrial restructuring, merger and reorganization activity in the industry have increased, reducing the number of enterprises in the market. At the same time, the production equipment and technological level have largely improved: coal-water slurry gasification technology, powdered coal pressure gasification technology, large sulfur-based compound fertilizer technology and beneficiation technology of mid-low-grade phosphate have been widely used, while new fertilizer products such as slow controlled release fertilizer and microbial fertilizer have been rapidly developed and have resulted in significant market expansion. In the last few years, as the growth of China’s economy has gradually slowed down and the risk of economic downturn has therefore increased, the government has adopted various measures to maintain the growth and the Company needs structural adjustment and growth pattern transformation.

On the one hand, the government’s support for agricultural production includes intensive agricultural investment, subsidies and minimum purchasing price increases for farm products. China has seen another bumper year of grain production, while increased fertilizer consumption remains highly uncertain. The country has achieved consecutive years of rising grain harvests since the founding of the People’s Republic of China in 1949. As the concentration of the fertilizer industry has steadily improved, the influence of key enterprises on the market has increased, which has appeared to help ease the weakened market volatility. On the other hand, the current oversupply problem is difficult to relieve. Mechanisms of price reform for raw materials (such as coal, natural gas, sulfur phosphate ore, etc.) are accelerating, which has caused pressure on production costs. A stricter export tariff policy is expected to last indefinitely, and the external economic situation may limit the operation and expansion of fertilizer enterprises in international markets.

The interaction of the above factors has complicated the situation in fertilizer markets since 2017. The overall growth rate of this industry has continually slowed down, and the market has fluctuated violently. The transformation of China’s fertilizer industry from a quantitative growth pattern to a qualitative growth pattern is irreversible. The centralization of production, high-end oriented product, service-oriented marketing and market-oriented raw materials have dominated the developments in the fertilizer market.

Additionally, government support for the agriculture industry in China can act as an additional boost to the fertilizer industry in China. However, we anticipate organic fertilizers will become an emerging segment in the coming years, given the additional subsidies for farming, elimination of certain land taxes, and land reform initiatives to be implemented by the PRC government to promote the growing of organic produce. We believe the demand for fertilizer will continue to grow because of the increase in food demand, the decrease in arable land and the reduction of crop yields. The demand for fertilizers nationwide is continuously expected to increase by millions of tons of nutrient.

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

Fertilizer Growth Strategy

We believe that our increased production capacity and our research and development capability, along with the new sales segment, positions us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and grow revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 407 products. In the future, we will expand our existing production lines, develop new products and acquire certain PRC fertilizer manufacturers that complement our product lines.

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

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 407 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables and flowers for commercial sale. In our sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by us or by other manufacturers.

Fertilizer Products

Fertilizer manufacturing is our core business, which accounts for approximately 88.8% of total revenues. The self-manufactured fertilizers are produced and sold through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredients essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilizing soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

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

We have a multi-tiered product line of 407 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2024 and 2023, we recorded $85,144,156 and $114,275,845, respectively, in gross revenues from sales of our fertilizer products (excluding discontinued operations), representing 88.8% and 92.1% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 345 fertilizer products. 48.4% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 51.6% from compound fertilizer for the fiscal year ended June 30, 2024.

Agricultural Products

Our subsidiary, Yuxing, a VIE associated with Jinong, produces top-grade fruits, vegetables, flowers and colored seedlings for commercial sale. The gross revenues from the sale of our agricultural products for the fiscal years ended June 30, 2024 and 2023, were $9,416,451 and $9,654,168, respectively, representing 9.8% and 7.8% of our total revenues (excluding discontinued operations), respectively.

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

We produced and sold a total of approximately 139,070 metric tons of fertilizer products during the fiscal year ended June 30, 2024.

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

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2024, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 51.3% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2024, Gufeng experienced seasonal variation. 64.3% of Gufeng’s annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring).

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

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2024, the following five PRC provinces collectively accounted for 68.0% of our fertilizer manufacturing revenue: Hebei (29.6%), Heilongjiang (12.2%), Inner Mongolia (10.6%), Liaoning (10.4%), and Shaanxi (5.1%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.2% of our total fertilizer revenues in fiscal 2024.

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

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2024, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Gufeng Compound Fertilizer NPK40%	53,611	25,550,386	30.0%
2	Organic/Inorganic Compound Fertilizer (humic acid) NPK46	49,817	25,377,546	29.8%
3	Jinong Chongshifei Fertilizer (humic acid)	3,616	4,834,964	5.7%
4	Jinong Letu Fertilizer (humic acid)	3,376	3,966,680	4.7%
5	Jinong Organic Fertilizer (humic acid)	12,672	2,172,380	2.6%

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2024, we sold our products through a nationwide constructed network of about 935 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2024, sales of our self-manufactured products to our top five distributors accounted for approximately 27.4% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

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

The capital expenditure and other payments on Yuxing’s construction, net of accumulated depreciation, were approximately $5,437,909 and $5,897,062 during the fiscal years ending of June 30, 2024 and 2023, respectively. The research and development center helps expand our output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products. The facility at Yuxing enhances our capability to produce more products while shortening the development cycle, thus increasing revenues and market share. In addition to developing new humic acid-based fertilizer products, we plan to develop other agricultural derivatives such as humic-acid based organic pesticides, which can provide additional revenue sources. For the fiscal year ended June 30, 2024, we sold approximately $9,416,451 of these agricultural products.

	FY 2024	FY 2023
Machines, Buildings and Equipment	$5,437,909	$5,887,278
Construction in Progress	$-	$9,784
Total	$5,437,909	$5,897,062

New Products

With our research and development capabilities, we have developed 407 products and continue to develop new products. During the fiscal year ended June 30, 2024, we developed 8 new products of liquid fertilizers and eliminated 7 obsolete products.

In addition to developing new fertilizer products, we also developed soilless seeding and breeding of colored-leaf plants, rare flowers and new species of fruits and vegetables.

Intellectual Property

We hold the following trademarks registered with the PRC Trademark Offices of National Industrial and Commerce Administrative Bureau (the “PRC Trademark Offices”):

Trademark	Registration Number	Valid term
Huang Cheng Gen	No.5219720	June 28, 2019 to June 27, 2029
Mei Er An	No.1508004	January 21, 2021 to January 20, 2031
KEBA	No.10045980	December 07, 2022 to December 06, 2032
KEBA	No.10046405	December 14, 2022 to December 13, 2032
KEBA	No.10045898	March 07, 2023 to March 06, 2033
KEBA	No.10046344	March 07, 2023 to March 06, 2033
AGR GFJ	No.3320281	May 28, 2024 to May 27, 2034
SPR HOP	No.3320282	May 28, 2024 to May 27, 2034
T.J.Y	No.3320283	May 28, 2024 to May 27, 2034
KEBA	No.760379	August 14, 2005 to August 13, 2025

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 935 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development are managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2024, we generated approximately $9,416,451 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses on an 88-acre parcel of land relating to Yuxing’s pending research and development center, which expands output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products.

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

Automated Production Line and Process. All Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bin. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2024, Jinong’s highly advanced production lines can manufacture a multi-tiered line of 70 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other can produce liquid, powder and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

Multi-colored Seedlings: In the market of Multi-colored seedlings, our competitors are from nationwide. Some of our products, such as red photinia serrulata, are also imported from other countries with high survival rates.

Government Regulation

Our business operations are subject to various laws, including environmental, health and workplace safety laws issued by governmental agencies on the provincial and state levels. Business and company registrations, along with the products, are monitored through the issuance of licenses and certificates including the following:

“Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all our fertilizer products are certified by the CGFDC as “Green Food Production Material”. Currently, the CGFDC provides two different certifications within the green food industry: “Green Food Certification” granted to edible foods, and “Green Food Production Material Certification” granted to production materials such as our fertilizers. A “Green Food Production Material Certification” was issued to Jinong in March 2015 and renewed in 2018, 2021 and 2024. The certificate is renewable with an application within 90 days prior to the expiration.

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

Permits and Licenses Required from the PRC Authorities for Our Operations

The operations of the businesses that we own and operate are subject to PRC laws and regulations. The laws and regulations governing relevant industries in China are relatively new and quickly evolving, thus bringing uncertainties to their interpretation and enforcement.

We conduct our operations primarily through our subsidiaries in China, and one subsidiary in the United States of America. Our operations in China are governed by PRC laws and regulations. We and the affiliated entities are required to obtain certain licenses, permits or filing from relevant governmental authorities in China in order to operate our business. As of the date of this report, our subsidiaries in China and the United States of America have obtained business licenses from the PRC and U.S. government authorities necessary for our business operations in China and the United States. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, and the promulgation of new laws and regulations and amendment to the existing ones, we may be required to obtain additional licenses, permits, registrations, filings or approvals for our business operations in the future. Any lack of or failure to maintain requisite approvals, licenses or permits applicable to us or our subsidiaries may have a material adverse impact on our business, results of operations, financial condition and prospects and cause the value of any securities we offer to significantly decline or become worthless.

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) and other PRC regulatory authorities jointly revised and promulgated the Measures for Cybersecurity Review (the “Cybersecurity Review Measures”), which became effective on February 15, 2022. Under the current Cybersecurity Review Measures, subject to any further interpretation of the CAC and other relevant authorities, we believe we are not subject to the cybersecurity review by the CAC, as we are primarily engaged in the production of fertilizer and similar products and do not process any data in our business for others. Under current PRC laws, regulations and regulatory rules, as of the date of this report, including the final new measures that became effective on February 15, 2022. we believe that we and our PRC subsidiaries, (i) are not required to obtain permissions from the CSRC, (ii) are not required to go through cybersecurity review by the CAC and (iii) have not received or were denied such requisite permissions by any PRC authority.

However, we cannot guarantee that the regulators will agree with us. As of the date hereof, there remains uncertainty as to how the Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the draft measures. We have not been involved in any investigations on cybersecurity review made by the CAC, and we have not received any inquiry, notice, warning, or sanctions in such respect. However, as these are new regulations, there remains uncertainties as to how they will be interpreted or implemented in the context of an overseas offering.

In addition, we do not believe we are subject to the China Securities Regulation Commission as we are not a “domestic” company and do not offer securities in China. Of course, we cannot guarantee that CRSC will agree with us, and there remains uncertainty as to how the China Securities Regulatory Commission will interpret or implement its rules. It may adopt new laws, regulations or rules, and we may not be able to comply with any such laws, regulations or rules. If we are found to be in violation of current or future rules and regulations, we could be subject to fines, sanctions, penalties or regulatory orders.

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

The Bitcoin halving is a phenomenon that occurs approximately every four years on the Bitcoin network. The halving is a key part of the Bitcoin protocol, and it serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For Bitcoin the reward was initially set at 50 bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; (3) on May 11, 2020 at block height 630,000; (4) on April 9, 2024 at block height 840,000, when the reward was reduced by half, from 6.25 bitcoin per block to its current level of 3.125 bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in or around March 2028 at block height 1,050,000. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21,000 thousand and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140.

Overview of Bitcoin Mining

Bitcoin mining is the process by which new Bitcoin are created and transactions on the Bitcoin network are verified. In order to mine Bitcoin, mining rigs use specialized computer hardware to win a lottery, which allows them to add new blocks to the Bitcoin blockchain and receive a reward in the form of newly mined Bitcoin. The Bitcoin mining process serves several important functions in the Bitcoin ecosystem.

First, Bitcoin mining helps to secure the Bitcoin network by verifying transactions and preventing fraud. When a user sends a transaction on the Bitcoin network, it is broadcast to the network and added to the pool of unconfirmed transactions known as the “mempool.” Mining rigs then compete in a sort of lottery required to add these transactions to the blockchain, which is the decentralized ledger that records all Bitcoin transactions. When a mining rig successfully adds a new block to the blockchain, the transactions included in that block are considered confirmed, and the mining rig receives a reward in the form of newly mined Bitcoin.

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

Research and Development for Bitcoin

We place a strong emphasis on research and development (“R&D”) as a key driver of innovation and growth. Our R&D process is designed to support the creation and development of new tools and processes that are an integral part of our overall business strategy and enhance our productivity as an advanced and sustainable Bitcoin miner.

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

Several public companies (traded in the U.S. and Internationally), such as the following, may be considered to compete with us:

●	Argo Blockchain plc

●	Bit Digital, Inc.

●	Bitdeer Technologies Group

●	Bitfarms, Ltd.

●	Cipher Mining Inc.

●	Cleanspark, Inc.

●	Greenidge Generation Holdings Inc.

●	Hive Blockchain Technologies Ltd.

●	Hut 8 Mining Corp.

●	Iris Energy Limited

●	Marathon Digital Holdings

●	Riot Platforms, Inc.

●	Stronghold Digital Mining, Inc.

●	TeraWulf Inc.

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

Item 1A. Risk Factors

The Company is a holding company incorporated in Nevada, the United States, with no material operations of its own. We conduct our business through our operating subsidiary in China. This structure involves unique risks to investors, and you may never directly hold equity interests in the operating entities. Investment in our Common Stock involves significant risks. You should carefully consider all of the information in this report before making an investment in our Common Stock. Below please find a summary of the principal risks we face, organized under relevant headings

Investing in our securities involves a high degree of risk. The following is a summary of significant risk factors and uncertainties that may affect our business:

●	The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●	China Green Agriculture, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

●	The fact that we operate through a VIE poses certain risks. We do not control the VIE or own any equity interest in it, but rely solely on contractual arrangements with the VIE. These contractual relationships are not equivalent to an equity position; their principal purpose is to allow the Company to consolidate the VIE results for US GAAP purposes. These contracts have not been tested in a court of law; the other parties to them could violate them, and we cannot be sure the courts will allow us any recourse in the case of such violations.

●	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.

●	Our independent auditors have expressed their doubt about our ability to continue as a going concern.

●	Numerous factors, many of which are beyond our control, may cause the market price of our Common Stock to fluctuate significantly.

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

We had accounts receivable of $16,493,068 as of June 30, 2024, as compared to $16,455,734 as of June 30, 2023, increases of $37,334, or 0.2%. We offer a tentative credit period up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts, when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter difficulties in their businesses. Any such failure may have a material adverse impact on our financial condition and results of operation.

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

Our co-CEO, Mr. Zhibiao Pan, also serves as the CEO of Poolin Group, a company engaged in blockchain and cryptocurrency business globally. This may give rise to further allocation of Mr. Pan’s time to the business of Poolin Group. While Mr. Pan anticipates having sufficient time to devote to our business, a lack of adequate time spent by him on our business may adversely affect our business, financial condition, results of operations and share price.

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

While Gufeng had sales revenues of $52,189,666, for its fiscal year ended June 30, 2024, Gufeng’s net loss for such period was $(19,219,575). This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals.

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

A severe or prolonged slowdown in the Chinese or global economy could materially and adversely affect our business and financial condition.

COVID-19 had a severe and negative impact on the Chinese and the global economy from 2020 through 2024, and the global macroeconomic environment still faces numerous challenges. The growth rate of the Chinese economy has been slowing since 2010 and the Chinese population began to decline in 2022. The Federal Reserve and other central banks outside of China have raised interest rates. The Russia-Ukraine conflict, the Hamas-Israel conflict and the attacks on shipping in the Red Sea have heightened geopolitical tensions across the world. The impact of the Russia-Ukraine conflict on Ukraine food exports has contributed to increases in food prices and thus to inflation more generally. There have also been concerns about the relationship between China and other countries which may potentially have economic effects. In particular, there is significant uncertainty about the future relationship between the United States and China with respect to a wide range of issues including trade policies, treaties, government regulations and tariffs. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy may materially and adversely affect our business, results of operations and financial condition.

Enforceability of Civil Liabilities of the Company and its Officers and Directors in China and Hong Kong

It may be difficult to serve the Company with legal process or enforce judgments against the Company or its management. It may be difficult to serve the Company with legal process or enforce judgments against the Company or its management.

Most of the Company’s assets are located in China, and all its directors and officers other than Pan Zhibiao are residents of China. All or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state. Even if an investor were successful in such an action, the costs and time involved in enforcement of the judgment in China may make it impracticable.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our director and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Risks Related to Bitcoin Mining

Bitcoin prices are highly volatile, which may affect our ability to effectively manage growth plans and our profitability.

The price of Bitcoin is extremely volatile and in fiscal 2024 the price range of Bitcoin was between approximately $25,100 and $73,100. The cost to mine a Bitcoin is independent of the current price of Bitcoin, so when prices are low, the cost per coin to mine may consume much of our available cash, which means that there is less capital with which to invest in future company growth. Similarly, when prices are low, our profitability is decreased on a dollar-for-dollar basis correlated to the then price of Bitcoin. Given the volatility of Bitcoin, these factors render us unable to accurately predict in advance what our growth plans may be and accurately forecast any revenue and profitability projections for any reporting period.

The price of Bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain.

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of Bitcoin. The growth of the digital assets industry in general, and the use and acceptance of Bitcoin in particular, may also impact the price of Bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Bitcoin could depend on the following:

●	public familiarity with digital assets;

●	ease of buying and accessing Bitcoin;

●	institutional demand for Bitcoin as an investment asset;

●	consumer demand for Bitcoin as a means of payment; and

●	the availability and popularity of alternatives to Bitcoin.

Even if growth in Bitcoin adoption occurs in the near or medium-term, there is no assurance that Bitcoin usage will continue to grow over the long-term. Because Bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of Bitcoin. For example, malicious attacks by “miners” who validate Bitcoin transactions, inadequate mining fees to incentivize validating of Bitcoin transactions, “hard forks” of the Bitcoin blockchain, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of Bitcoin. The liquidity of Bitcoin may also be reduced and damage to the public perception of Bitcoin may occur, if financial institutions were to deny banking services to businesses that hold Bitcoin, provide Bitcoin-related services or accept Bitcoin as payment, which could also decrease the price of Bitcoin.

Fluctuations in the price of Bitcoin may significantly influence the market price of our Bitcoin holdings and therefore, the price of our common stock.

To the extent investors view the value of our common stock as linked to the value or change in the value of our Bitcoin, fluctuations in the price of Bitcoin may significantly influence the market price of our common stock.

If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

Generally, a Bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect the demand for Bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning Bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry.

Accordingly, to maintain our chances of earning new Bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin global network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for Bitcoin increases. Therefore, if the price of Bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new Bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

Geopolitical or economic crises may create increased uncertainty and price changes, or motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect an investment in us.

As an alternative to fiat currencies that are backed by central governments, digital assets such as Bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services. It is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, geopolitical or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in their value and could adversely affect an investment in us.

In addition, we are subject to price volatility and uncertainty due to geopolitical crises and economic downturns. Such geopolitical crises and global economic downturns may be a result of invasion, or possible invasion, by one nation of another, leading to increased inflation and supply chain volatility. Such crises, as well as inflation, will likely continue to have an effect on our ability to do business in a cost-effective manner.

The development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect our business.

Digital assets such as Bitcoin, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry. The growth of the digital asset industry in general, and the digital asset networks of Bitcoin in particular, are highly uncertain. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of Bitcoins and other digital assets; government and quasi-government regulation of Bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

●	the maintenance and development of the open-source software protocol of the Bitcoin network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to digital assets;

●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight; and

●	a decline in the popularity or acceptance of the digital asset networks of Bitcoin, or similar digital asset systems, could adversely affect our business.

The open-source structure of the Bitcoin network protocol means the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin network and an investment in us.

Digital asset networks are open-source projects and, although there is an influential group of leaders in, for example, the Bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the Bitcoin network. As an open-source project, Bitcoin is not represented by an official organization or authority. The Bitcoin network protocol is not sold and contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network in which we are directing our mining efforts may adversely affect an investment in us.

The acceptance of digital asset network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in any digital asset network could result in a “fork” in the respective blockchain, resulting in the operation of two separate networks until such time as the forked blockchains are merged. The temporary or permanent existence of forked blockchains could adversely impact an investment in us.

Due to Bitcoin’s open-source project, any individual can download the Bitcoin network software and make any desired modifications, which are proposed to users and miners on the Bitcoin network through software downloads and upgrades, and typically posted to the Bitcoin development forum on GitHub.com. A substantial majority of miners and Bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes. If not, the changes do not become a part of the Bitcoin network.

Since the Bitcoin network’s inception, changes to the Bitcoin network have been accepted by the vast majority of users and miners, ensuring that the Bitcoin network remains a coherent economic system. However, a developer or group of developers could potentially propose a modification to the Bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of Bitcoin network software, a fork in the blockchain could develop and two separate Bitcoin networks could result with one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network).

Such a fork in the blockchain is typically addressed by community-led efforts to merge the forked blockchains, and several prior forks have been so merged. This kind of split in the Bitcoin network could materially and adversely impact an investment in us and harm the sustainability of the Bitcoin network’s economy.

Bitcoin is subject to halving, and as such the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts, which could cause us to cease our mining operations altogether and investors could suffer a complete loss of their investment.

Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. In an event referred to as Bitcoin “halving,” the Bitcoin reward for mining any block is cut in half. For example, the mining reward for Bitcoin declined from 6.25 to 3.125 Bitcoin on April 9, 2024. This process is scheduled to occur once every 210,000 blocks. It is estimated that Bitcoin will next halve in or around March 2028 and then approximately every four years thereafter, until the total amount of Bitcoin rewards issued reaches 21.0 million, and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140. Once 21.0 million Bitcoin are generated, the network will stop producing more. While Bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that any such price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of Bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in our stock and investors could suffer a complete loss of their investment.

Furthermore, such reductions in Bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hash rate of the Bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the Bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50% of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in us.

Security threats to our business could result in, a loss of our digital assets, or damage to our reputation and our brand, each of which could adversely affect an investment in us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. A security breach caused by hacking, could include, but is not limited to:

●	efforts to gain unauthorized access to information or systems;

●	efforts to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment; and

●	the inadvertent transmission of computer viruses.

A security breach by hacking could harm our operations or result in loss of our digital assets. Any breach of our and our partners’ infrastructure could result in reputational harm and erode the trust of our partners and stockholders, which could adversely affect an investment in us. Furthermore, as our assets grow, we may become a more appealing target for security threats such as hackers and malware.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data or Bitcoins. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure.

Despite our efforts, we may be unable to anticipate these techniques or implement adequate preventative measures since the hacking techniques used are often not recognized until launched against a target. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our controls could be harmed, which could adversely affect an investment in us.

Further, in the event of a security breach, we may be subject to litigation forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

Risks Related to Doing Business in the PRC

Substantially most of our assets and operations are in the PRC, and substantially most of our revenue is sourced from the PRC. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in the PRC, including the following risks:

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China could adversely affect us.

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and which evolve rapidly. We are organized not as a Chinese operating company but as a Nevada holding company with operations conducted by our subsidiaries and through contractual arrangements with a variable interest entity (VIE) based in China. This structure (a Nevada corporation with operations conducted by a Chinese VIE) involves unique risks to investors. To our knowledge, this structure and the contracts with VIE, has not been tested in court. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law generally prohibits direct foreign investment in local operating companies. Our shareholders may never hold equity interests in the Chinese operating companies. It is possible that those Chinese regulatory authorities could disallow this structure, which would likely result in a material change in our operations and a material change in the value of our Common Stock, including a potentially significant decline (or, in some cases, becoming worthless). As noted, these risks could result in a material change in our operations and the value of our securities and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, there remain uncertainties regarding the application, interpretation, and enforcement of new and existing laws and regulations in the PRC. Compliance with the complex and evolving PRC laws, regulations, and regulatory statements may be costly, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,

●	Result in negative publicity or increase our operating costs,

●	Require significant management time and attention, and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our securities.

The PRC government may intervene or influence our operations in China, which may potentially result in a material adverse effect on our operations. For example, the government of the PRC has recently published new policies that significantly affect certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations.

Recently, the Chinese government initiated a series of regulatory actions and statements to regulate business operations in China, including enhanced supervision over China-based companies listed outside of China using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack-Down on Illegal Securities Activities. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On November 14, 2021, the Cyberspace Administration of China (the “CAC”) released the draft Administrative Regulations on Cyber Data Security (the “Draft Cyber Data Security Regulations”) for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security.

While the Company has not engaged in securities offerings outside China, has no present intention to do so, and is not in the data processing business, it is possible that similar initiatives in the future could adversely affect the Company’s business The Chinese government may further promulgate relevant laws, rules and regulations that may impose additional and significant obligations and liabilities on overseas listed Chinese companies regarding data security, cross-border data flow, anti-monopoly and unfair competition, and compliance with China’s securities laws. It is uncertain whether or how these new laws, rules and regulations and the interpretation and implementation thereof may affect us.

The Uyghur Forced Labor Prevention Act prohibits the import of certain goods from the Xinjiang Uyghur Autonomous Region of China. While the Company has operations in the Xinjiang Uyghur Autonomous Region, none of its products are imported into the United States, so that law should have no effect on the Company.

At present, these statements and regulatory actions have had no impact on our daily business operations. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our business operations.

Although the majority of our operations in China, our outside auditors, GAO CPA Firm, is based in Frisco, Texas. The Holding Foreign Companies Accountable Act requires the SEC to identify public companies that have retained a registered public accounting firm to issue an audit report where the firm has a branch or office that: (1) is located in a foreign jurisdiction, and (2) the Public Company Accounting Oversight Board (“PCAOB”) has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction. Since our auditors are located in Texas, and we are not owned or controlled by the Chinese government, we do not believe that the Holding Foreign Companies Accountable Act is applicable to us.

Risks Relating to Contractual Arrangements with the VIE

It is possible that the government of the PRC might determine that the contractual arrangements underlying the VIE structure are not in compliance with PRC laws, regulations, or interpretations either in their current form or if these laws or regulations change or are interpreted differently in the future. If such determinations, changes, or interpretations result in our inability to assert contractual control over the assets of our PRC subsidiaries or the VIE that conduct all or substantially all of our operations, our Common Stock could become worthless.”

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and we are subject to PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance from foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Also, changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

We derive a substantial portion of our revenues from sales in the PRC and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

Substantially most of our operations are conducted in the PRC and substantially most of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent a substantial proportion of our total revenues soon. Any significant decline in the condition of the PRC economy could, among other things, adversely affect the consumption of our products, which in turn would have a material adverse effect on our revenues and profitability.

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

According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2021, 2022 and 2023 were increases of 1.5%, 1.8% and 0.2%, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

As the Chinese government has the ability to exercise significant oversight over the conduct of our business operations, any intervention, influence, or control by the Chinese government could have material adverse effects on our business and the value of our Common Stock. Such intervention could happen at any time, without warning, which could result in a material change in our operations and/or the value of our Common Stock. The Chinese government has recently issued statements indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers; although the Company has no present intention of raising capital in China, any such action by the Chinese government could significantly limit or completely hinder our ability to offer securities to investors and cause the value of our Common Stock to significantly decline or become worthless.

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

The recent regulatory developments in China, with respect to restrictions on China-based companies raising capital offshore, and the government-led cybersecurity reviews of certain companies with VIE structures, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars to be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In the fiscal year 2024, China’s currency decreased by a cumulative 0.2% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

Effective June 16, 2013, we conduct substantially all our operations on agriculture products, and generate substantially all our revenues from agriculture products, through contractual arrangements with VIE, Yuxing, that provide us, through our ownership of Green New Jersey and its ownership of Jinong, with effective control over Yuxing. We have no direct ownership interest in Yuxing. We depend on Yuxing to hold and maintain agriculture products contracts with our customers. Yuxing also owns substantially all our property, facilities and other assets relating to the operation of our agriculture products business and employs the personnel for substantially all our agriculture products business. Neither we nor Jinong has any direct ownership interest in Yuxing. Although we believe that that each contract under Jinong’s contractual arrangements with Yuxing is valid, binding and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over Yuxing as direct ownership of Yuxing would be. In addition, Yuxing may breach the contractual arrangements. For example, Yuxing may decide not to make contractual payments to Jinong, and consequently to us, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly considering uncertainties in the PRC legal system.

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

Because most of our assets are located outside of the United States and because almost all our directors and officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers and most of our directors or to enforce judgments of United States courts against us or most of our directors and officers in the PRC.

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

Numerous factors, many of which are beyond our control, may cause the market price of our Common Stock to fluctuate significantly.

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

The fact that we operate through a VIE poses certain risks.

China Green Agriculture, Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs. We do not control the VIE or own any equity interest in it, but rely solely on contractual arrangements with the VIE. These contractual relationships are not equivalent to an equity position; their principal purpose is to allow the Company to consolidate the VIE results for US GAAP purposes. These contracts have not been tested in a court of law; the other parties to them could violate them, and we cannot be sure the courts will allow us any recourse in the case of such violations. Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

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

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is rented from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2022 at monthly rent of RMB28,000 (approximately $3,850) for 612 square meters (approximately 6,588 square feet) of office space.

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

Antaeus rents approximately 404 square meters (4,348 square feet) of office in Austin, Texas. The rental term is from April 1, 2024 to March 31, 2025.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051* (1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – Research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 * (1)

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Rent from February 2004 to January 2054

Austin – Bitcoin (Antaeus)	3415 Greystone Dr, Suite 205, Austin, TX 78731	404 sq. m. (4,348 sq. ft.)	Rent from April 2024 to March 2025

* (1)	As of June 30, 2024, the encumbrances over our land use right and building ownership are summarized as below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate (Per Annum)	Property under Mortgage
1	RMB 9 million ($1,237,500)	Beijing Bank -Pinggu Branch	June 28, 2024- June 27, 2025	Mortgage	3.95%	Tianjuyuan’s land

2	RMB 10 million ($1,375,000)	Huaxia Bank -HuaiRou Branch	June 28, 2024- June 28, 2025	Mortgage	3.65%	Tianjuyuan’s land

3	RMB 7 million ($962,500)	Pinggu New Village Bank	June 28, 2024- June 27, 2025	Mortgage	5.00%	Tianjuyuan’s land

4	RMB 6.8 million ($935,000)	Industrial Bank Co. Ltd	August 19, 2022- August 18, 2024	Mortgage	3.98%	Office Building

5	RMB 20 million ($2,750,000)	Industrial Bank Co. Ltd	October 7, 2023- October 6, 2024	Mortgage	3.70%	Jinong’s land

6	RMB 15 million ($2,062,500)	Chang’An Bank	June 14, 2024- June 13, 2027	Mortgage	4.00%	Yuxing’s land

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

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The Company plans to dismiss the lawsuit. The Company has engaged counsel and negotiated an extension to enable investigation of this matter, and will be responding to the lawsuit in December 2024.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 14,793,538 shares of which were outstanding as of October 15, 2024, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of October 15, 2024. Since December 7, 2009, our common stock has been listed and traded on the NYSE under the symbol “CGA.”

Holders

As of October 15, 2024, there were approximately 328 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

As of October 15, 2024, there were no outstanding options to purchase any shares of common stock granted under the Plans. Options granted in the future under the Plans are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under the Plans as of October 15, 2024.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	59,011
Equity compensation plans to be approved by security holders	—	—	2,700,000
Total	—	$—	2,759,011

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2019 and ending on June 30, 2024.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company’s equity securities during the fiscal year ended June 30, 2024, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

There was no purchase of equity securities by the Company during the fiscal year ended June 30, 2024, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Overview

We are engaged in the research, development, production, and sale of various types of fertilizers, agricultural products and Bitcoin in the PRC and United State through our wholly owned Chinese subsidiaries, Jinong and Gufeng (including Gufeng’s subsidiary Tianjuyuan), Yuxing, a VIE associated with Jinong, and our wholly owned U.S. subsidiary Antaeus. Our primary business is fertilizer products, specifically humic-acid based compound fertilizer produced by Jinong and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizer, highly concentrated water-soluble fertilizer, and mixed organic-inorganic compound fertilizer produced by Gufeng. In addition, through Yuxing, we develop and produce various agricultural products, such as top-grade fruits, vegetables, flowers and colored seedlings. Besides, we engaged in the mining of digital assets Bitcoin through Antaeus. For financial reporting purposes, our operations are organized into four business segments: fertilizer products (Jinong), fertilizer products (Gufeng), agricultural products (Yuxing), and Bitcoin (Antaeus).

The fertilizer business conducted by Jinong and Gufeng generated approximately 88.8% and 92.1% of our total revenues for the years ended June 30, 2024 and 2023, respectively. Yuxing generated 9.8% and 7.8% of our revenues for the years ended June 30, 2024 and 2023, respectively. Yuxing serves as a research and development base for our fertilizer products. Antaeus generated 1.3% and 0.2% of our revenues for the years ended June 30, 2024 and 2023, respectively.

Fertilizer Products

As of June 30, 2024, we had developed, produced, and sold a total of 407 different fertilizer products in use, of which 71 were developed and produced by Jinong and 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2023 to 2024
	2024	2023	Amount	%
	(Metric tons)
Jinong	33,474	31,637	1,837	5.8%
Gufeng	105,597	143,882	(38,285)	-26.6%
	139,070	175,519	(36,448)	-20.8%

	Year Ended June 30,
	2024	2023
	(Revenue per tons)
Jinong	$983	$1,279
Gufeng	491	516

For the fiscal year ended June 30, 2024, we sold approximately 139,070 metric tons of fertilizer products, as compared to 175,519 metric tons for the fiscal year ended June 30, 2023. For the fiscal year ended June 30, 2024, Jinong sold approximately 33,474 metric tons of fertilizer products, as compared to 31,637 metric tons for the fiscal year ended June 30, 2023. For the fiscal year ended June 30, 2024, Gufeng sold approximately 105,597 metric tons of fertilizer products, as compared to 143,882 metric tons for the fiscal year ended June 30, 2023.

Our sales of fertilizer products to five provinces accounted for approximately 68.0% of our manufactured fertilizer revenue for year ended June 30, 2024. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Hebei (29.6%), Heilongjiang (12.2%), Inner Mongolia (10.6%), Liaoning (10.4%), and Shaanxi (5.1%).

As of June 30, 2024, we had a total of 935 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 590 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 25.9% of its fertilizer revenues for the fiscal year ended June 30, 2024. Gufeng had 345 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 45.0% of its revenues for the fiscal year ended June 30, 2024.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 83.8% of our agricultural products revenue for the fiscal year ended June 30, 2024 were Shaanxi (72.4%), Beijing (7.1%), and Zhejiang (4.4%).

Digital Assets Bitcoin

In March 2023, we purchased digital assets mining machines and established Antaeus Tech Inc. (“Antaeus”) in the State of Texas to mine digital assets Bitcoin. Through Antaeus, we expanded our activities in the mining of digital assets Bitcoin.

Recent Developments

New products and distributors

During the three months ending June 30, 2024, Jinong discontinued 7 obsolete products and terminated 150 unqualified distributors. Meanwhile, Gufeng did not introduce any new fertilizer products or onboard new distributors.

Results of Operations

Fiscal Year ended June 30, 2024 Compared to the Year ended June 30, 2023.

FOR THE YEARS ENDED JUNE 30

	2024	2023	Change $	Change %
Sales
Jinong	$32,954,490	$40,247,303	(7,292,813)	-18.1%
Gufeng	52,189,666	74,028,542	(21,838,876)	-29.5%
Yuxing	9,416,451	9,654,168	(237,717)	-2.5%
Antaeus	1,285,181	210,342	1,074,839	511.0%
Net sales	95,845,788	124,140,355	(28,294,567)	-22.8%
Cost of goods sold
Jinong	21,778,141	28,942,247	(7,164,106)	-24.8%
Gufeng	45,600,383	65,143,060	(19,542,677)	-30.0%
Yuxing	7,816,566	7,981,531	(164,965)	-2.1%
Antaeus	928,718	155,224	773,494	498.3%
Cost of goods sold	76,123,808	102,222,062	(26,098,254)	-25.5%
Gross profit	19,721,980	21,918,293	(2,196,313)	-10.0%
Operating expenses
Selling expenses	7,790,881	8,334,453	(543,572)	-6.5%
General and administrative expenses	40,779,553	27,197,200	13,582,354	49.9%
Change in fair value of Bitcoin	2,701	-	2,701	100.0%
Total operating expenses	48,573,135	35,531,653	13,041,483	36.7%
Loss from operations	(28,851,155)	(13,613,360)	(15,237,796)	111.9%
Other income (expense)
Other income (expense)	132,974	271,111	(138,138)	-51.0%
Interest income	194,401	258,248	(63,846)	-24.7%
Interest expense	(292,186)	(295,804)	3,618	-1.2%
Total other income (expense)	35,189	233,555	(198,366)	-84.9%
Loss before income taxes	(28,815,966)	(13,379,805)	(15,436,162)	115.4%
Provision for income taxes	(410,651)	(97,820)	(312,832)	319.8%
Net loss	(28,405,315)	(13,281,985)	(15,123,330)	113.9%
Other comprehensive loss
Foreign currency translation loss	399,957	(13,536,051)	13,936,008	-103.0%
Comprehensive loss	$(28,005,358)	$(26,818,036)	(1,187,322)	4.4%
Basic weighted average shares outstanding	13,936,757	13,248,684	688,073	5.2%
Basic net loss per share	$(2.04)	$(1.00)	(1.04)	103.3%
Diluted weighted average shares outstanding	13,936,757	13,248,684	688,073	5.2%
Diluted net loss per share	$(2.04)	$(1.00)	(1.04)	103.3%

Net Sales

Total net sales for the fiscal year ended June 30, 2024 were $95,845,788, a decrease of $28,294,567 or 22.8%, from $124,140,355 for the fiscal year ended June 30, 2023. This decrease was principally due to Gufeng’s lower sales.

For the fiscal year ended June 30, 2024, Jinong’s net sales decreased by $7,292,813, or 18.1%, to $32,954,490 from $40,247,303 for the fiscal year ended June 30, 2023. This decrease was mainly attributable to the reduction in unit price during the last fiscal year. Jinong sold 33,474 tons of product during the fiscal year 2024, an increase of 1,837 tons or 5.8% comparing with 31,637 tons in fiscal year 2023. However, the revenue per ton was only $983, a decrease of $297 or 23.2% compared to $1,279 for the fiscal year ended June 30, 2023.

For the fiscal year ended June 30, 2024, Gufeng’s net sales were $52,189,666, a decrease of $21,838,876, or 29.5% from $74,028,542, for the fiscal year ended June 30, 2023. The decline in net sales was primarily due to reduced sales volume for Gufeng during the last fiscal year. Gufeng sold 105,597 tons of product during the fiscal year 2024, a decrease of 38,285 tons or 26.6% compared to 143,882 tons for fiscal year 2023.

For the fiscal year ended June 30, 2024, Yuxing’s net sales were $9,416,451, a decrease of $237,717, or 2.5%, from $9,654,168 for the fiscal year ended June 30, 2023. The decrease was mainly attributable to the decrease in market demand during the fiscal year 2024.

For the fiscal year ended June 30,2024, Antaeus’s net sales were $1,285,181, an increase of $1,074,839, or 511.0%, from $210,342 for the fiscal year ended June 30, 2023.

Cost of Goods Sold

Total cost of goods sold for the fiscal year ended June 30, 2024 was $76,123,808, a decrease of $26,098,254, or 25.5%, from $102,222,062 for the fiscal year ended June 30, 2023. This decrease was due primarily to lower net sales.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2024 was $21,778,141, a decrease of $7,164,106, or 24.8%, from $28,942,247, for the fiscal year ended June 30, 2023. The decrease in cost of goods was mainly due the 18.1% decrease in Jinong’s net sales during the fiscal year 2024.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2024 was $45,600,383, a decrease of $19,542,677, or 30.0%, from $65,143,060, for the fiscal year ended June 30, 2023. The decrease in cost of goods was mainly due to the 29.5% decrease in Gufeng’s net sales during the fiscal year 2024.

For year ended June 30, 2024, cost of goods sold by Yuxing was $7,816,566, a decrease of $164,965, or 2.1%, from $7,981,531 for the fiscal year ended June 30, 2023. This decrease was mainly due to the 2.5% decrease in Yuxing’s net sales during the fiscal year 2024.

For year ended June 30,2024, cost of goods sold by Antaeus was $928,718, an increase of $773,494, or 498.3%, from $155,224 for the fiscal year ended June 30, 2023. This increase was mainly due to the 511.0% increase in Antaeus’s net sales during the fiscal year 2024.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2024 decreased by $2,196,313 to $19,721,980, as compared to $21,918,293 for the fiscal year ended June 30, 2023. Gross profit margin was 20.6% and 17.7% for the fiscal years ended June 30, 2024 and 2023, respectively.

Gross profit generated by Jinong decreased by $128,707, or 1.1%, to $11,176,349 for the fiscal year ended June 30, 2024 from $11,305,056 for the fiscal year ended June 30, 2023. Gross profit margin from Jinong’s sales was approximately 33.9% and 28.1% for the fiscal years ended June 30, 2024 and 2023, respectively. The increase in gross profit percentage was mainly due to lower product cost.

For the fiscal year ended June 30, 2024, gross profit generated by Gufeng was $6,589,283, a decrease of $2,296,199, or 25.8%, from $8,885,482 for the fiscal year ended June 30, 2023. Gross profit margin from Gufeng’s sales was approximately 12.6% and 12.0% for the fiscal years ended June 30, 2024 and 2023, respectively.

For the fiscal year ended June 30, 2024, gross profit generated by Yuxing was $1,599,885, a decrease of $72,752, or 4.3% from $1,672,637 for the fiscal year ended June 30, 2023. The gross profit margin was approximately 17.0% and 17.3% for the fiscal years ended June 30, 2024 and 2023, respectively.

For the fiscal year ended June 30,2024, gross profit generated by Antaeus was $356,463, an increase of $301,345, or 546.7%, from $55,118 for the fiscal year ended June 30, 2023.The gross profit margin was approximately 27.7% and 26.2% for the fiscal year ended June 30,2024 and 2023, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $7,790,881, or 8.1%, of net sales for the fiscal year ended June 30, 2024, as compared to $8,334,453, or 6.7%, of net sales, for the fiscal year ended June 30, 2023, a decrease of $543,572, or 6.5%. The selling expenses of Jinong for the fiscal year ended June 30, 2024 were $7,404,487 or 22.5% of Jinong’s net sales, as compared to selling expenses of $7,949,876 or 19.8% of Jinong’s net sales for the fiscal year ended June 30, 2023, a decrease of $545,389, or 6.9%. The selling expenses of Yuxing were $102,059, or 1.1% of Yuxing’s net sales for the fiscal year ended June 30, 2024, as compared to $80,607, or 0.8% of Yuxing’s net sales for the fiscal year ended June 30, 2023. The selling expenses of Gufeng were $284,335, or 0.5% of Gufeng’s net sales for the fiscal year ended June 30, 2024, as compared to $303,970, or 0.4% of Gufeng’s net sales for the fiscal year ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $40,779,553, or 42.5% of net sales for the fiscal year ended June 30, 2024, as compared to $27,197,200, or 21.9%, of net sales for the fiscal year ended June 30, 2023, an increase of $13,582,354, or 49.9%. The increase in general and administrative expenses was mainly due to higher bad debts expense.

Total Other Income (Expenses)

Total other income consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other income for the fiscal year ended June 30, 2024 was $35,189, as compared to$233,555 for the fiscal year ended June 30, 2023, a decrease of $198,366, or 84.9%. The decrease in total other income mainly resulted from lower subsidy income and higher bank charge in fiscal year 2024.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong has no income tax expense for the fiscal year ended June 30, 2024 and 2023.

Gufeng is subject to a tax rate of 25% and has no income tax expense for the fiscal year ended June 30, 2024 and 2023.

Yuxing has no income tax for the years ended June 30, 2024 and 2023 because it is exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and has income tax expense of $(410,651) and $(97,820) for the fiscal year ended June 30, 2024 and 2023, respectively.

Net loss

Net loss for the fiscal year ended June 30, 2024 was $(28,405,315), an increase of loss with amount of $15,123,330, or 113.9%, compared to $(13,281,985), for the fiscal year ended June 30, 2023. The increase was mainly due to higher General and administrative expenses. Net loss as a percentage of total net sales was approximately -29.6% and -10.7% for the fiscal years ended June 30, 2024 and 2023, respectively.

Discussion of Segment Profitability Measures

As of June 30, 2024, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, net loss decreased by $1,241,528 or 29.4% to $(2,983,399) for the year ended June 30, 2024, from $(4,224,927) for the fiscal year ended June 30, 2023. The difference was due to lower product cost.

For Gufeng, net loss increased by $12,938,950 or 206.0% to $(19,219,575) for the year ended June 30, 2024 from $(6,280,625) for year ended June 30, 2023. The difference was primarily due to the increase in general and administrative expenses.

For Yuxing, net income decreased 205.1%, by $1,566,087, to $(802,575) for the year ended June 30, 2024 from $763,512 for year ended June 30, 2023. The decrease of net income was mainly due to higher general and administrative expenses.

For Antaeus, the net loss increased by $1,176,843 or 319.8% to $(1,544,831) for the year ended June 30, 2024 from $(367,988) for year ended June 30, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of June 30, 2024, cash and cash equivalents were $58,772,587, a decrease of $12,369,601, or 17.4%, from $71,142,188 as of June 30, 2023.

We intend to use the net proceeds from our securities offerings, as well as other working capital if required, to acquire new businesses and upgrade production lines. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financings. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended June 30,
	2024	2023
Net cash used in operating activities	$(9,872,781)	$(990,122)
Net cash used in investing activities	(6,102,903)	(472,720)
Net cash provided by financing activities	3,274,064	19,771,581
Effect of exchange rate change on cash and cash equivalents	332,020	(4,936,854)
Net (decrease) increase in cash and cash equivalents	(12,369,600)	13,371,885
Cash and cash equivalents, beginning balance	71,142,188	57,770,303
Cash and cash equivalents, ending balance	$58,772,587	$71,142,188

Operating Activities

Net cash used in operating activities was $9,872,781 for the fiscal year ended June 30, 2024, an increase of $8,882,659, or 897.1% from cash used in operating activities of $990,122 for the fiscal year ended June 30, 2023. The increase was mainly due to higher net loss for fiscal year 2024.

Investing Activities

Net cash used in investing activities for the fiscal year ended June 30, 2024 was $6,102,903, an increase of $5,630,183, or 1191.0%, from cash provided by investing activities of $472,720 for the fiscal year ended June 30, 2023. This increase was mainly attribute to long-term equity investment in 2024, as there was no long-term equity investment in fiscal year 2023.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2024 was $3,274,064, a decrease of $16,497,517, or 83.4% from cash provided by financing activities of $19,771,581 for the fiscal year ended June 30, 2023.  The decrease was mainly due to proceeds from the sale of common stock. In fiscal year 2024, there was no proceeds from the sale of common stock, compared to $16,757,130 of proceeds from the sale of common stock for the fiscal year ended June 30, 2023.

As of June 30, our loans payable was as follows:

	2024	2023
Short term loans payable:	7,466,250	5,346,640
Long term loans payable:	$1,856,250	$937,040
Total	$9,322,500	$6,283,680

Accounts Receivable

We had accounts receivable of $16,493,068 as of June 30, 2024, as compared to $16,455,734 as of June 30, 2023, an increase of $37,334 or 0.2%. The principal reason for the increase is due to the increase of Jinong’s accounts receivable. As of June 30, 2024, Jinong had accounts receivable of $11,774,294, an increase of $1,077,498, or 10.1%, compared to $10,696,796 as of June 30, 2023. As of June 30, 2024, Allowance for doubtful accounts in accounts receivable for the fiscal year ended June 30, 2024 was $22,741,696, a decrease of $31,966,790 or 58.4% from $54,708,486 as of June 30, 2023. And the allowance for doubtful accounts as a percentage of accounts receivable was 58.0% as of June 30, 2024 and 76.9% as of June 30, 2023.

We had no deferred assets as of June 30, 2024 and 2023. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of June 30, 2024.

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

Inventories

We had inventories of $37,826,456 as of June 30, 2024, compared to $46,455,131 as of June 30, 2023, a decrease of $8,628,675, or 18.6%., The principal reason for the decrease is due to the decrease of Gufeng’s inventory. As of June 30, 2024, Gufeng’s inventory was $11,225,115, compared to $21,691,450 as of June 30, 2023, a decrease of $10,466,335, or 48.3%.

Advances to Suppliers

We had advances to suppliers of $12,110,034 as of June 30, 2024, comparing to $14,332,715 as of June 30, 2023, representing a decrease of $2,222,681, or 15.5%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,685,725 as of June 30, 2024 as compared to $2,100,449 as of June 30, 2023, representing a decrease of $414,724, or 19.7%. The decrease was primarily due to Antaeus. As of June 30, 2024, Antaeus’s account payable was $184,429, compared to $658,685 as of June 30, 2023, a decrease of $474,256, or 72.0%.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $4,937,207 as of June 30, 2024, comparing to $5,489,781 as of June 30, 2023, representing a decrease of $552,574, or 10.1%. The decrease was mainly due to Jinong. Jinong has $525,929 unearned revenue as of June 30, 2024, comparing to $1,152,204 unearned revenue as of June 30, 2023, representing a decrease of $626,275, or 54.4%. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

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

Assets held for sale

There were no assets held for sale as of June 30, 2024.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of June 30, 2024.

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

As of June 30, 2024, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2024, our accumulated other comprehensive loss was $26.6 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2023 and June 30, 2024, China’s currency decreased by a cumulative 0.2% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2024 and June 30, 2023 was $7.5 million and $5.3 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2024. The original loan term on average is one year, and the remaining average life of the short term-loans is one year.

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

Item 8. Financial Statements and Supplementary Data

Balance sheets, as of June 30, 2024 and 2023, and statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024 and 2023, together with the related notes and the reports of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

Management assessed our internal control over financial reporting as of the year ended June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled “Internal Control-Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2024 audited by our auditors because we are a smaller reporting company.

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Term as
			Director of
Name	Position with the Company	Age	Company

Zhuoyu Li	Chairman of the Board of Directors, Chief Executive Officer, President	32	2017 - Present

Zhibiao Pan	Co-Chief Executive Officer	41	2022 - Present

Yongcheng Yang	Chief Financial Officer	59	2017 - Present

Jian Huang	Director	35	2021 - Present

Xiaolai Li	Director	52	2021 - Present

Cui Song	Director	38	2023 - Present
	Compensation Committee Member
	Audit Committee Member
	Nominating Committee Member

Daqing Zhu	Director	59	2017 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	85	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jinjun Lu	Director	51	2017 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Zhuoyu Li	Chairman of the Board of Directors and Chief Executive Officer since 2017. Mr. Li was President of the Company until the death of his father, Tao Li, in December 2017, at which time he was appointed to serve as Chairman of the Board of Directors and Chief Executive Officer. Mr. Li has six years of experience in agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Mr. Li served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li’s practical experience from serving as President of the Company and with 900LH.com qualify him to serve as Chairman of the Board of Directors of the Company.

Zhibiao Pan	Co-Chief Executive Officer since 2022. Mr. Pan has many years of experience in blockchain industry and Bitcoin mining technology. Mr. Pan founded Poolin Group in 2017 and serving as CEO of Poolin Group. Prior to that, Mr. Pan served as director of software R&D at Bitmain from 2015 to 2017. In 2014, he founded Tang Chi Technology Co., Ltd, and served as CEO till 2015. From 2013 to 2014, Mr. Pan served as Chief Technical Advisor at Bit Fund. From 2011 to 2013, he served as senior R&D manager at Baidu Online Network Technology Group; In 2008, he served in Beijing Dangdang Information Technology Co., Ltd., where he responsible for the big data technical research; Mr. Pan received his bachelor’s degree of engineering in aircraft design from Beijing Institute of Technology in 2008.

Yongcheng Yang	Chief Financial Officer. Mr. Yang has served as the Chief Financial Officer of our company since 2017. He served as Senior Vice President of Finance since January 2016. Before that, Mr. Yang served as the chief financial officer of the Company’s wholly-owned subsidiary, Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) since July 2010. Earlier, Mr. Yang had served various senior, and executive level positions in finance for the Company and the Company’s affiliate, Xi’an TechTeam Investment Holding (Group) Co., Ltd, since 2002. Mr. Yang started his career in accounting and finance at Shaanxi Weidong Chemistry Co., Ltd from 1989 to 2002. Mr. Yang graduated from Xi’an Jiaotong University in 1989 with his bachelor’s degree in accounting.

Jian Huang	Director. Mr. Huang has served as a director of our company since August 30, 2021. Mr. Huang is an experienced investor in blockchains and crypto currencies. He was the founder of ChainVC, a digital assets fund focusing on the blockchain industry, and invested in a series of blockchain companies and digital assets funds including BitFund. Mr. Huang received an EMBA degree from Guanghua School of Management of Peking University.

Xiaolai Li	Director. Mr. Li has served as a director of our company since August 30, 2021. Mr. Li is the founding partner of INBlockchain Inc., a venture capital company based in Beijing, China with a focus on blockchain assets. He has invested in numerous early-stage blockchain projects, including Invictus Capital, Sia, ZCash, Steemit, EOS.io, and MoibileCoin. Mr. Li has managed multiple digital assets funds, including BitFund from 2013 to 2015. Mr. Li holds a Bachelor of Arts degree in accounting from Changchun University.

Cui Song	Director, Audit Committee Member, Compensation Committee Member, and Nominating Committee Member. Ms. Song is an experienced marketing professional and entrepreneur. She has previously held the position of Regional Manager for the Chongqing area at Peking University Resources Company in Beijing. Additionally, Ms. Song is a co-founder of the Chinese children’s amusement brand — Wonderland. Ms. Song is an alumna of Zhejiang University of Media and Communications, where she graduated with a Bachelor’s degree in Journalism and Communication.

Daqing Zhu	Director, Chairman of the Audit Committee, Compensation Committee Member and Nominating Committee Member. Mr. Zhu has served as the president of Shaanxi Aisuo Consulting Co. Ltd., a company specializing in providing professional management and finance services, since 2014. In 2004, Mr. Zhu founded Shaanxi Xintianyou Auto Dealership Co. Ltd, a dealership of auto sales and services for various brands, including BYD Auto, and had served as its CEO and Chairman of the Board until 2014. In addition to founding and developing commercial businesses, Mr. Zhu had also worked in the public sector since the 1990s. His public administration experience includes working at various agencies and offices of the Shaanxi provincial government from 1990 to 2004. Earlier in his career, in the 1980’s, Mr. Zhu was a corporate banking officer at Industrial and Commercial Bank of China in Xi’an. As the corporate leader with responsibility for all aspects of business management, Mr. Zhu has executive level experience in financial management, internal control, marketing to individuals and small businesses, sales, customer care, operations, product management, electronic commerce, financial services, executive compensation, strategic planning, technology, and mergers and acquisitions.

Lianfu Liu	Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as a director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu’s experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Jinjun Lu	Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Lu is the co-founder of Shaanxi Jinfenghui Technology Co. Ltd (“Jinfenghui”) since he started in 2014. Drawing on years of entrepreneurial experience, Mr. Lu plans to grow Jinfenghui into one of the largest mobile terminal device manufacturers in northwestern China. At Jinfenghui, Mr. Lu oversees corporate growth plans, budgets capital expenditures, seeks investment funds, and designs marketing strategies for Jinfenghui products to penetrate target markets. Before founding Jinfenghui, in 1998 he founded Xinjiang Yongan Engineering Co. Ltd in Xinjiang Uyghur Autonomous Region, a provincial-level autonomous region of China in the northwest of the country. Earlier in the 1990s, Mr. Lu began his entrepreneurship career as a distributor for Lining-branded garment products in Henan Province, which he grew into the largest wholesale venture for Lining in the region. As a founder of several enterprises and a seasoned entrepreneur, Mr. Lu not only has executive experience in strategic management, marketing and sales, and technology, but also brings his experience as a founder from different industries.

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our independent registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are currently Mr. Daqing Zhu, Mr. Jinjun Lu, Mr. Lianfu Liu, and Ms. Cui Song, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Mr. Zhu qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr. Zhu. The Audit Committee held six meetings during the fiscal year ended June 30, 2024. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees and administers our stock and incentive plans. The members of the Compensation Committee are Mr. Jinjun Lu, Mr. Lianfu Liu, Mr. Daqing Zhu and Ms. Cui Song. The Chairman of the Compensation Committee is Mr. Lu. The Compensation Committee held one meeting during the fiscal year ended June 30, 2024. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Mr. Jinjun Lu, Mr. Lianfu Liu, Mr. Daqing Zhu and Ms. Cui Song. The Chairman of the Nominating Committee is Mr. Liu. The Nominating Committee held one meeting during the fiscal year ended June 30, 2024. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2024. Accordingly, our “Named Executive Officers” are Mr. Zhuoyu Li, our Chairman and Chief Executive Officer, and Mr. Yongcheng Yang, our Chief Financial Officer.

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

Summary Compensation Table — Fiscal Years Ended June 30, 2024 and 2023

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation more than $100,000 during each of the two fiscal years ended June 30, 2024 and 2023.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards (1)	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year Ended	($)	($)	($)	($)	($)	($)	($)	($)
Zhuoyu Li
Chief Executive	June 30, 2024	$300,000	$96,000	—	—	—	—	—	$396,000
Officer, and Chairman of the Board	June 30, 2023	$300,000	$96,000	—	—	—	—	—	$396,000

Yongcheng Yang	June 30, 2024	$180,000	$50,400	—	—	—	—	—	$230,400
Chief Financial Officer	June 30, 2023	$180,000	$50,400	—	—	—	—	—	$230,400

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our Named Executive Officers.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation, but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

There were no grants of Plan-Based Awards to Named Executive Officers during the year ended June 30, 2024.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2024.

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

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2024.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Deferred Plan Compensation	Non- Qualified Incentive Compensation Earnings	Other Compensation	All Total
Name	($)	($)	($)	($)	($)	($)	($)
Daqing Zhu	$26,000	—	—	—	—	—	$26,000
Lianfu Liu	$26,000	—	—	—	—	—	$26,000
Jinjun Lu	$18,000	—	—	—	—	—	$18,000
Cui Song	$18,000	—	—	—	—	—	$18,000
Jian Huang	$300,000	—	—	—	—	—	$300,000
Xiaolai Li	$300,000	—	—	—	—	—	$300,000

The directors will also be reimbursed for all their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2024 were Mr. Jinjun Lu, Mr. Daqing Zhu, Mr. Lianfu Liu and Ms. Cui Song. During the fiscal year ended June 30, 2024:

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

Payments upon Termination or Change-in-Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2024, and (2) assuming a change in control on June 30, 2024.

	Termination
	Without	Change in
Name	Cause(1)	Control(2)
Zhuoyu Li	$25,000	—

(1)	Represents the payment made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2024, i.e., $2.02 per share, multiplied by the number of unvested shares.

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

2009 and 2024 Plans Change in Control Provisions

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information as of October 15, 2024, the Record Date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of October 15, 2024, an aggregate of 14,793,538 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)
	Greater Than 5% Stockholders
Common Stock	Zhibiao Pan	3,403,999	(3)	23.01%

Common Stock	Jian Huang	1,314,286	(4)	8.88%

Common Stock	Jiao Shen	971,000		6.56%

Common Stock	Zhuiyu Li	937,033	(5)	6.33%

	Directors and Executive Officers
Common Stock	Zhuoyu Li Chief Executive Officer and Chairman of the Board	937,033	(5)	6.33%

Common Stock	Zhibiao Pan Co- Chief Executive Officer	3,403,999	(3)	23.01%

Common Stock	Jian Huang Director	1,314,286	(4)	8.88%

Common Stock	Xiaolai Li Director	—		—

Common Stock	Cui Song Director	—		—

Common Stock	Daqing Zhu Director	—		—

Common Stock	Jinjun Lu Director	—		—

Common Stock	Lianfu Liu Director	10,083		*
	All executive officers and directors as a group	5,665,401		38.22%

*	Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o China Green Agriculture, Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

(2)	In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 14,793,538 shares of common stock outstanding as of October 15, 2024, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Held By Mr. Pan and his mother as sole trustees for Django Creek Trust.

(4)	Held By Mr. Huang and his mother as sole trustees for Golden Peak Trust.

(5)	Includes 880,442 shares that Mr. Zhuoyu Li inherited from the estate of his parents.

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

On August 10, 2023, the Board adopted the Company’s 2023 Plan.  On November 7, 2023, our stockholders approved the 2023 Plan.

As of October 15, 2024, there were no outstanding options to purchase any shares of common stock granted under the Plans. Options granted in the future under the Plans are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under the Plans as of October 15, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for Future Issuance Under Equity compensation Plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,759,011
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,759,011

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2024, and June 30, 2023, the amount due to related parties was $5,511,053 and $5,439,209, respectively. As of June 30, 2024, and June 30, 2023, $962,500 and $964,600, respectively were amounts that Gufeng borrowed from a related party, Xi’an TechTeam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2024, and June 30, 2023, $2,336,693 and $2,261,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

On July 1, 2022, Jinong renewed the office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,850).

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

Independence of the Board of Directors

Our Board is currently composed of seven (7) members. Jinjun Lu, Daqing Zhu, Lianfu Liu and Cui Song qualify as independent directors in accordance with the published listing requirements of the New York Stock Exchange (“NYSE”). The NYSE independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE rules, our Board has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Board Meetings

The Board held seven meetings, by telephone, in the fiscal year ended June 30, 2024. In addition, the Board unanimously approved three written consents on matters between meetings. During the fiscal year ended June 30, 2024, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

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

Item 14. Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2024 and 2023:

	Years Ended
	June 30,	June 30,
	2024	2023
Audit Fees	$270,000	$200,000
Audit related fees	-	-
Tax fees	-	-
All Other Fees	-	-
Total	$270,000	$200,000

Audit Fees

On August 16, 2023, the Company dismissed SS Accounting & Auditing, Inc as the independent registered public accounting firm of the Company. On August 16, 2023, the Company engaged GAO CPA Firm as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2024. The aggregate fees billed by GAO CPA Firm for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $200,000 for the fiscal year ended June 30, 2023.

The aggregate fees billed by GAO CPA Firm for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $270,000 for the fiscal year ended June 30, 2024.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services was $0 for the fiscal years ended June 30, 2024, and 2023, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by GAO CPA Firm for our consolidated financial statements as of and for the year ended June 30, 2024.

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

China Green Agriculture, Inc.

Date: October 15, 2024	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Date: October 15, 2024	By:	/s/ Zhibiao Pan
Zhibiao Pan, Co-CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 15, 2024	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and CEO (principal executive officer)

October 15, 2024	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

October 15, 2024	/s/ Cui Song
Cui Song, Director

October 15, 2024	/s/ Jian Huang
Jian Huang, Director

October 15, 2024	/s/ Xiaolai Li
Xiaolai Li, Director

October 15, 2024	/s/ Lianfu Liu
Lianfu Liu, Director

October 15, 2024	/s/ Daqing Zhu
Daqing Zhu, Director

October 15, 2024	/s/ Jinjun Lu
Jinjun Lu, Director

China Green Agriculture, Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2024

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

3.6	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011, Exhibit 3.1).

3.7	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022, Exhibit 3.1).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Form Convertible Note issued by Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

4.3	Description of Registrant’s Securities

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8- K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between China Green Agriculture, Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between China Green Agriculture, Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18	Form Entrust Management Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.19	Form Exclusive Option Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.20	Form Exclusive Product Supply Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.21	Form Non-Competition Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.22	Form Pledge of Equity Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.23	Form Shareholder’s Voting Proxy Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.24	Form Strategic Acquisition Contract (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.25	Employment Agreement between the Company and Mr. Zhibiao Pan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022, Exhibit 10.1).

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Green Agriculture, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Green Agriculture Inc., and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern. As described in Note 3 to the financial statements, The Company has incurred operating losses and has negative operating cash flows in the fiscal year 2024. These factors, among others, raise reasonable doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 in the accompanying the financial statements, the Company has changed its method of accounting for Bitcoin to fair value, with changes in fair value recognized in net income, effective as of July 1, 2023 due to the adoption of Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).

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

Bitcoin Mining Revenue Recognition

Critical Audit Matter Description

The Company started mining Bitcoin in March 2023. Mining Bitcoin entails creating new Bitcoin by using mining equipment and systems to solve complicated math problems that verify transactions in the currency in order to receive Bitcoin.

We identified the auditing of Bitcoin mining revenue as a critical audit matter due to the nature of cryptocurrency and extent of audit effort required to perform audit procedures over the completeness, accuracy and occurrence of Bitcoin mining revenue recognized. For the years ended June 30, 2024, and 2023, Bitcoin Mining Revenue was $1,285,181, and $210,342, respectively.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s process for recording Bitcoin mining revenue included the following, among others:

●	We performed site visits at the Company’s facilities where the mining hardware is located, which included observations of the physical controls and mining equipment inventory.

●	We evaluated the reasonableness of the prices utilized by the Company to value Bitcoin by obtaining independent Bitcoin prices and comparing those to the prices selected by the Company

●	We tested the effectiveness of controls over the Company’s mining revenue calculation.

●	We performed certain analytical procedures over the completeness and accuracy of revenue recognized by the Company.

●	We confirmed the year-end digital asset balances directly with the custodians of the Company’s wallets.

Intangible Assets Impairment Assessment

Critical Audit Matter Description

The Company has intangible assets with amount of $13,313,157 as of June 30, 2024. These intangible assets include Land Use Rights and Trademarks. The Company performed the impairment assessment of these Intangible assets subject to amortization on its elected assessment date of June 30, 2024, by assessing the recoverability and whether the asset’s carrying amount exceeds its fair value. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, market multiples, the discount rate, operating income before depreciation and amortization, cashflows and capital expenditures forecasts for next five years.

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

/s/ GAO CPA FIRM

We have served as the Company’s auditor since 2023

Frisco, Texas

October 15, 2024

PCAOB Firm ID: 6437

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2024, and 2023

	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$58,772,587	$71,142,188
Digital assets	53,693	210,342
Accounts receivable, net	16,493,068	16,455,734
Inventories, net	37,826,456	46,455,131
Advances to suppliers, net	12,110,034	14,332,715
Other current assets	2,430,052	2,631,049
Total current assets	127,685,890	151,227,159

Non-current assets:
Plant, property and equipment, net	14,021,292	16,690,245
Intangible assets, net	13,313,157	13,563,635
Other non-current assets	8,226,344	5,200,325
Total non-current assets	35,560,793	35,454,205
Total assets	$163,246,683	$186,681,364

LIABILITIES AND SHAREEHOLDER’ EQUITY

Current liabilities
Accounts payable	$1,685,725	$2,100,449
Customer deposits	4,937,207	5,489,781
Accrued expenses and other payables	14,909,843	14,929,427
Amount due to related parties	5,511,053	5,439,209
Taxes payable	26,781,175	27,070,961
Short term loans	7,466,250	5,346,640
Total Current liabilities	61,291,253	60,376,467

Long-term loans	1,856,250	937,040
Total non-current liabilities	1,856,250	937,040
Total liabilities	$63,147,503	$61,313,507

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 14,793,538 and 13,380,914 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	14,794	13,381
Additional paid-in capital	244,825,844	242,090,576
Statutory reserve	26,728,079	26,728,079
Retained earnings	(144,919,001)	(116,513,686)
Accumulated other comprehensive loss	(26,550,536)	(26,950,493)
Total Shareholders’ Equity	100,099,180	125,367,857

Total Liabilities and Stockholders’ Equity	$163,246,683	$186,681,364

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	2024	2023
Sales
Jinong	$32,954,490	$40,247,303
Gufeng	52,189,666	74,028,542
Yuxing	9,416,451	9,654,168
Antaeus	1,285,181	210,342
Net sales	95,845,788	124,140,355
Cost of goods sold
Jinong	21,778,141	28,942,247
Gufeng	45,600,383	65,143,060
Yuxing	7,816,566	7,981,531
Antaeus	928,718	155,224
Cost of goods sold	76,123,808	102,222,062
Gross profit	19,721,980	21,918,293
Operating expenses
Selling expenses	7,790,881	8,334,453
General and administrative expenses	40,779,553	27,197,200
Change in fair value of Bitcoin	2,701	-
Total operating expenses	48,573,135	35,531,653
Loss from operations	(28,851,155)	(13,613,360)
Other income (expense)
Other income (expense)	132,974	271,111
Interest income	194,401	258,248
Interest expense	(292,186)	(295,804)
Total other income (expense)	35,189	233,555
Loss before income taxes	(28,815,966)	(13,379,805)
Provision for income taxes	(410,651)	(97,820)
Net loss	$(28,405,315)	$(13,281,985)

Other comprehensive loss
Foreign currency translation loss	399,957	(13,536,051)
Comprehensive loss	$(28,005,358)	$(26,818,036)

Basic weighted average shares outstanding	13,936,757	13,248,684
Basic net loss per share	$(2.04)	$(1.00)

Diluted weighted average shares outstanding	13,936,757	13,248,684
Diluted net loss per share	$(2.04)	$(1.00)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, June 30, 2023	13,380,914	$13,381	$242,090,576	$26,728,079	$(116,513,686)	$(26,950,493)	$125,367,857

Net loss					(28,405,315)		(28,405,315)

Issuance of stock	973,515	974	1,848,707				1,849,681

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	439,109	439	886,561				887,000

Transfer to statutory reserve							-

Other comprehensive Loss						399,957	399,957

BALANCE, June 30, 2024	14,793,538	$14,794	$244,825,844	$26,728,079	$(144,919,001)	$(26,550,536)	$100,099,180

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, JUNE 30, 2022	12,141,467	$12,141	$224,676,686	$26,870,968	$(103,374,589)	$(13,414,442)	$134,770,764

Net loss					(13,281,985)		(13,281,985)

Issuance of stock	1,117,142	1,117	16,756,013				16,757,130

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	122,305	122	657,878				658,000

Transfer to statutory reserve				(142,889)	142,889		-

Other comprehensive loss						(13,536,051)	(13,536,051)

BALANCE, June 30, 2023	13,380,914	$13,381	$242,090,576	$26,728,079	$(116,513,686)	$(26,950,493)	$125,367,857

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED June 30, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities
Net loss	$(28,405,315)	$(13,281,985)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,721,154	2,403,150
Provision for losses on accounts receivable	17,739,516	10,111,571
Inventories impairment	13,539,221	8,758,775
Fixed assets impairment	1,817,991	-
Change in fair value of Bitcoin	2,701	-
Changes in operating assets
Digital assets	153,948	(210,342)
Accounts receivable	(17,813,409)	447,487
Amount due from related parties	27,560	(16,176)
Other current assets	169,821	525,285
Inventories	(4,926,296)	(16,592,290)
Advances to suppliers	2,216,094	4,991,682
Other assets	1,831,922	1,935,491
Deferred tax assets	(410,651)	(97,820)
Changes in operating liabilities
Accounts payable	(411,430)	536,882
Customer deposits	(546,035)	(1,971,174)
Amount due to related parties Change in fair value of Bitcoin	(1,003)	(9,971)
Tax payables	(296,952)	(44,055)
Accrued expenses and other payables	2,718,381	2,260,998
Interest payable	-	(737,630)
Net cash used in operating activities	(9,872,781)	(990,122)

Cash Flows from Investing Activities
Purchase of plant, property, and equipment	(1,662,763)	(1,371,393)
Change in construction in process	9,860	-
Long-term equity investment	(4,450,000)	-
Sales of discontinued operations	-	898,673
Net cash used in investing activities	(6,102,903)	(472,720)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	-	16,757,130
Proceeds from loans	8,471,483	6,587,971
Repayment of loans	(5,388,419)	(3,913,520)
Advance from related party	191,000	340,000
Net cash provided by financing activities	3,274,064	19,771,581

Effect of exchange rate change on cash and cash equivalents	332,020	(4,936,854)
Net (decrease) increase in cash and cash equivalents	(12,369,600)	13,371,885

Cash and cash equivalents, beginning balance	71,142,188	57,770,303
Cash and cash equivalents, ending balance	$58,772,587	$71,142,188

Supplement disclosure of cash flow information
Interest expense paid	$292,186	$295,804
Income taxes paid	426,079	464,342

Supplement Non-Cash Activities
Common stock issued to repay accrued expense	$2,736,680	$658,000
Nonmonetary sales and purchases	34,074,750	71,040,024

The consolidated statements of cash flows are presented with the combined cash flows from discontinued operations with cash flows from continuing operations within each cash flow statement category.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

On December 27, 2023, the Company entered into a Stock Purchase Agreement with Zhibiao Pan for the purchase by the Company from Zhibiao Pan of all of the outstanding stock of Lonestar Dream, Inc., a Delaware corporation (“Lonestar”). Zhibiao Pan serves as the Co-Chief Executive Officer of the Company, and is the sole shareholder of Lonestar. The acquisition is currently ongoing.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The Company’s current corporate structure as of is set forth in the diagram below:

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Green New Jersey, Jinong, Gufeng, Tianjuyuan, Yuxing and Antaeus. All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective June 16, 2013, Yuxing was converted from being a wholly owned foreign enterprise 100% owned by Jinong to a domestic enterprise 100% owned one natural person, who is not affiliated to the Company (“Yuxing’s Owner”). Effective the same day, Yuxing’s Owner entered into a series of contractual agreements with Jinong pursuant to which Yuxing became a VIE associated with Jinong.

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2024, the Company does not have any material leases for the implementation of ASC 842.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2024 and 2023 was $58,433,626 and $69,091,838, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $338,961 and $2,050,350 in cash in three banks in the United States as of June 30, 2024 and 2023, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of June 30, 2024, and 2023, the Company held Bitcoin as digital assets with amount of $53,693 and $210,342, respectively. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed. As of June 30, 2024, the Company determined that there were no impairments of its digital assets.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable at each year-end. Accounts considered uncollectible are provisioned for written off based upon management’s assessment. As of June 30, 2024, and 2023, the Company had accounts receivable of $16,493,068 and $16,455,734, net of allowance for doubtful accounts of $22,741,696 and $54,708,486, respectively. The Company recorded bad debt expense in the amount of $17.7 million and $10.1 million for the fiscal year ended June 30, 2024 and the fiscal year ended June 30, 2023, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. The Company confirmed the loss of $13.5 million and $8.8 million of inventories for fiscal year ended June 30, 2024 and 2023, respectively.

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

June 30, 2024

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company confirmed the impairment of $1,817,991 and $0 of long-lived assets for fiscal year ended June 30, 2024 and 2023, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2024 and 2023, respectively.

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

June 30, 2024

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

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2024, and 2023, the Company had customer deposits of $4,937,207 and $5,489,781, respectively.

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

June 30, 2024

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

As of June 30, 2024, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), and Antaeus (Bitcoin). As of June 30, 2024, the Company maintained four main business segments.

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2024	2023
Loss for Basic Earnings Per Share	$(28,405,315)	$(13,281,985)
Basic Weighted Average Number of Shares	13,936,757	13,248,684
Net loss Per Share – Basic	$(2.04)	$(1.00)
Loss for Diluted Earnings Per Share	$(28,405,315)	$(13,281,985)
Diluted Weighted Average Number of Shares	13,936,757	13,248,684
Net loss Per Share – Diluted	$(2.04)	$(1.00)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2024 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the updated guidance to have a material impact on its disclosures.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows in the fiscal year 2024 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

The ability of the Company to continue as a going concern depends upon whether the Company can successfully execute its business strategies to recover from loss and eventually attain profitable operations.

The accompanying financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as going concern.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2024	2023
Raw materials	$8,127,043	$11,617,989
Supplies and packing materials	$995,692	$410,904
Work in progress	$170,345	$172,248
Finished goods	$28,533,376	$34,253,990
Total	$37,826,456	$46,455,131

During the year ended June 30, 2024, the Company sold compound fertilizers (finished goods) to certain parties at market price and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $34,074,750 during the year ended June 30, 2024. No gain or loss incurred as the result of the nonmonetary transactions.

For the fiscal year ended June 30, 2024, total inventories decreased $8,628,675, or 18.6%, to $37,826,456 from $46,455,131 for the fiscal year ended June 30, 2023.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following for the continuing entities:

	June 30,	June 30,
	2024	2023
Building and improvements	$36,999,854	$37,065,464
Auto	2,711,245	2,716,931
Machinery and equipment	18,713,182	18,608,254
Others	1,502,600	-
Total property, plant and equipment	59,926,881	58,390,649
Less: accumulated depreciation	(44,087,598)	(41,700,404)
Less: Impairment	(1,817,991)	-
Total	$14,021,292	$16,690,245

For the fiscal year ended June 30, 2024, total depreciation expense for the continuing entities was $2,387,194, increased $215,097, or 9.9%, from $2,172,096 for the fiscal year ended June 30, 2023.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2024	2023
Land use rights, net	$7,624,558	$7,862,624
Trademarks	5,688,599	5,701,011
Total	$13,313,157	$13,563,635

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,062,923). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $143,818). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,001,701). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30, 2023	Foreign Currency Adjustment	Amortization/ Subtraction	June 30, 2024
Land use rights	$11,088,765	(24,141)	-	$11,064,624
Less: accumulated amortization	(3,226,141)	-	(213,925)	(3,440,066)
Total land use rights, net	$7,862,624	(24,141)	(213,925)	$7,624,558

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks and brand names was estimated to be RMB41,371,630 (or $5,688,599) and is subject to an annual impairment test.

	June 30,	Foreign Currency	June 30,
	2023	Adjustment	2024
Trademarks	$5,752,592	(12,524)	$5,740,068
Less: accumulated amortization	(51,581)	112	(51,469)
Total trademarks, net	$5,701,011	(12,412)	$5,688,599

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30, are as follows:

Years Ending June 30,	Expense ($)
2025	248,022
2026	236,419
2027	220,949
2028	220,949
2029	220,949

DIGITAL ASSETS

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine Bitcoin in West Texas. As of June 30, 2024, and 2023, the Company held digital assets with amount of $53,693 and $210,342, respectively. The Company’s digital assets include Bitcoin only. Digital assets are classified on our balance sheet as current assets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed.

The Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Condensed Consolidated Statements of Operations each reporting period. The Company’s digital assets were within the scope of ASU 2023-08 and a cumulative-effect adjustment of $2,701 as of the ending of the fiscal year ended June 30, 2024 was recorded for the difference between the carrying amount of the Company’s digital assets and fair value.

The following table presents the Company’s significant digital asset Bitcoin holdings as of June 30, 2024:

	Quantity	Cost Basis	Fair Value
Bitcoin	0.86	56,394	53,693
Total Bitcoin held as of June 30, 2024	0.86	$56,394	$53,693

The following table presents a roll-forward of total digital assets (including digital assets, restricted) for the year ended June 30, 2024, based on the fair value model under ASU 2023-08:

Fair Value
Beginning Balance: Digital assets at June 30, 2023	$210,342
Addition of digital assets, mining proceeds	1,282,420
Addition of digital assets, other	339,567
Disposition of digital assets	(1,825,770)
Realized gain (loss) on digital assets	49,834
Unrealized gain (loss) on digital assets	(2,701)
Digital assets at June 30, 2024	$53,693

During the year ended June 30, 2024, the Company acquired $1,282,420 of digital assets through mining activities and disposed of $1,825,770 digital assets through the sale of digital assets. During the year ended June 30, 2024, the Company realized total gains on digital assets of $49,834.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to rent the land use for the Company and long-term equity investment. As of June 30, 2024, the balance of other non-current assets was $8,226,344. Among them, $4,450,000 was long-term equity investment, and $3,267,874 was the rental fee advances for agriculture lands that the Company engaged in Shiquan County from 2026 to 2027.

In March 2017, Jinong entered into the rental agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The rental agreement was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate rental fee was approximately RMB 13 million per annum, The Company had made 10-year advances of rental fee per rental terms. The Company has amortized $1.8 million as expenses for the year ended June 30, 2024 and $1.8 million as expenses for the year ended June 30, 2023.

Estimated amortization expenses of the rental advance payments herein for the next three twelve-month periods ended June 30 and thereafter are as follows:

Years ending June 30,
2025	$1,845,938
2026	$1,845,938
2027	$1,421,936

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2024	2023
Payroll and welfare payable	164,245	188,222
Accrued expenses	10,312,491	9,805,444
Other payables	4,317,791	4,820,193
Other levy payable	115,316	115,568
Total	$14,909,843	$14,929,427

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,506,250). During the year ended June 30, 2024 and 2023, Yuxing didn not sold any sold any products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 and $27,560 as of June 30, 2024 and 2023, respectively.

As of June 30, 2024, and June 30, 2023, the amount due to related parties was $5,511,053 and $5,439,209, respectively. As of June 30, 2024, and June 30, 2023, $962,500 and $964,600, respectively were amounts that Gufeng borrowed from a related party, Xi’an TechTeam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2024, and June 30, 2023, $2,336,693 and $2,261,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of June 30, 2024, the Company’s subsidiary, Jinong, owed 900LH.com. $0. As of June 30, 2023, the Company’s subsidiary, Jinong, owed 900LH.com. $995.

On July 1, 2022, Jinong renewed the office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,850).

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 10 – LOAN PAYABLES

As of June 30, 2024, the short-term and long-term loan payables consisted of five loans which mature on dates ranging from August 19, 2022 through June 13, 2027 with interest rates ranging from 3.65% to 5.00%. No. 1 to 3 below are collateralized by Tianjuyuan’s land use right and building ownership right. Loan No. 2 is also guaranteed by the cash deposit. No. 4 to 5 below are collateralized by Jinong’s land use right and building ownership right. No. 6 below is collateralized by Yuxing’s land use right and building ownership right.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2024
1	Beijing Bank -Pinggu Branch	June 28, 2024-June 27, 2025	3.95%	1,237,500
2	Huaxia Bank -HuaiRou Branch	June 28, 2024-June 28, 2025	3.65%	1,375,000
3	Pinggu New Village Bank	June 28, 2024-June 27, 2025	5.00%	962,500
4	Industrial Bank Co. Ltd	August 19, 2022-August 18, 2024	3.98%	935,000
5	Industrial Bank Co. Ltd	October 7, 2023-October 6, 2024	3.70%	2,750,000
6	Chang’An Bank	June 14, 2024-June 13, 2027	4.00%	2,062,500
	Total			$9,322,500

The interest expense from short-term loans was $292,186 and $295,804 for the year ended June 30, 2024 and 2023, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made 0 provision for income taxes for the years ended June 30, 2024 and 2023.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2024	2023
VAT provision	$(692,476)	$(398,499)
Income tax payable	(2,127,759)	(2,132,400)
Other levies	590,875	591,325
Repatriation tax	29,010,535	29,010,535
Total	$26,781,175	$27,070,961

The provision for income taxes consists of the following:

	Years Ended June 30,
	2024	2023
Current tax – foreign	$(410,651)	$(97,820)
Total	$(410,651)	$(97,820)

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2024	2023
Deferred tax assets
Deferred Tax Benefit	32,804,190	32,464,001
Valuation allowance	(32,295,718)	(32,366,181)
Total deferred tax assets	$508,471	$97,820

The change in valuation allowance for the year ended June 30, 2024 was an increase of $70,463 which was mainly resulted from foreign exchange rates.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry forward periods available to the Company for tax reporting purposes, and other relevant factors.

As of June 30, 2024, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would be realized with the total amount of $508,471.

U.S. Tax Cuts and Jobs Act and Provisional Estimates

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 27.5%. This is the result of using the tax rate of 34% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. For fiscal year 2019, 2020, 2021, 2022, 2023 and 2024, our U.S. federal statutory tax rate is 21%.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Tax Rate Reconciliation

Our effective tax rates were approximately 1.4% and 0.7% for years ended June 30, 2024 and 2023, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21.0% and 21.0% to income before income taxes for the years ended June 30, 2024 and 2023 for the following reasons:

June 30, 2024

	China 15% - 25%		United States 21%		Total

Pretax loss	$(24,961,034)		(3,854,932)		$(28,815,966)

Expected income tax expense (benefit)	(6,240,258)	25.0%	(809,536)	21.0%	(7,049,794)
High-tech income benefits on Jinong	-	-	-	-	-
Loss from subsidiaries in which no benefit is recognized	5,829,607	(23.4)%	-	-	5,829,607
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	809,536	(21.0)%	809,536
Actual tax expense	$(410,651)	1.6%	$-	%	$(410,651)	1.4%

June 30, 2023

	China 15% - 25%		United States 21%		Total

Pretax loss	$(10,207,846)		(3,171,958)		$(13,379,805)

Expected income tax expense (benefit)	(2,551,962)	25.0%	(666,111)	21.0%	(3,218,073)
High-tech income benefits on Jinong	-	-	-	-	-
Loss from subsidiaries in which no benefit is recognized	2,454,142	(24.0)%	-	-	2,454,142
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	666,111	(21.0)%	666,111
Actual tax expense	$(97,820)	1.0%	$-	%	$(97,820)	0.7%

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

As of June 30, 2024, and June 30, 2023, there were 14,793,538 and 13,380,914 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2024, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Vendor and Customer Concentration

There was no vendor that the Company purchased over 10% of its raw materials during the year ended June 30, 2024.

There were six vendors that the Company purchased over 10% of its raw materials with an aggregate amount of $71,040,024, or 12.2%, 12.0%, 12.0%, 11.8%, 11.7% and 11.6%, respectively, for fertilizer manufacturing during the year ended June 30, 2023.

There was no customer that account for over 10% of the Company’s manufactured fertilizer sales for the year ended June 30, 2024.

Six customers accounted for an aggregate amount of $71,690,103, or 10.7%, 10.4%, 10.4%, 10.4%, 10.3%, and 10.2%, respectively, of the Company’s manufactured fertilizer sales for the year ended June 30, 2023.

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

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The Company plans to dismiss the lawsuit. The Company has engaged counsel and negotiated an extension to enable investigation of this matter, and will be responding to the lawsuit in December 2024.

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

NOTE 14 – SEGMENT REPORTING

As of June 30, 2024, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
	2024	2023
Revenues from unaffiliated customers:
Jinong	$32,954,490	$40,247,303
Gufeng	52,189,666	74,028,542
Yuxing	9,416,450	9,654,168
Antaeus	1,285,181	210,342
Consolidated	$95,845,788	$124,140,355
Operating income (expense):
Jinong	$(3,038,010)	$(4,411,893)
Gufeng	(19,059,750)	(6,062,353)
Yuxing	(893,515)	499,479
Antaeus	(2,004,936)	(465,560)
Reconciling item (1)	-	-
Reconciling item (2)	(3,854,945)	(3,173,033)
Consolidated	$(28,851,155)	$(13,613,360)

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Net (loss) income:
Jinong	$(2,983,399)	$(4,224,927)
Gufeng	(19,219,575)	(6,280,625)
Yuxing	(802,575)	763,512
Antaeus	(1,544,831)	(367,988)
Reconciling item (1)	12	1,077
Reconciling item (2)	$(3,854,947)	$(3,173,034)
Consolidated	$(28,405,315)	$(13,281,985)

Depreciation and Amortization:
Jinong	$764,684	$785,503
Gufeng	730,516	761,466
Yuxing	750,476	839,514
Antaeus	475,477	16,667
Consolidated	$2,721,154	$2,403,150
Interest expense:
Jinong	126,395	78,342
Gufeng	165,791	217,462
Yuxing	-	-
Antaeus	-	-
Consolidated	$292,186	$295,804

Capital Expenditure:
Jinong	$53,702	$52,664
Gufeng	180	216,892
Yuxing	106,280	101,837
Antaeus	1,502,600	1,000,000
Consolidated	$1,662,763	$1,371,393

	As of
	June 30,	June 30,
	2024	2023
Identifiable assets:
Jinong	$72,411,611	$87,862,836
Gufeng	39,063,187	49,749,041
Yuxing	40,535,883	38,223,482
Antaeus	1,612,177	3,292,247
Reconciling item (1)	9,454,754	7,387,637
Reconciling item (2)	169,071	166,121
Consolidated	$163,246,683	$186,681,364

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2024 and 2023, respectively.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2020, Jinong signed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as its Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2022 with monthly rent of RMB28,000 (approximately $3,850).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 1, 2024, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $55,281 and $51,192 as rent expenses for the years ended June 30, 2024 and 2023, respectively. The contingent rent expenses herein for the next five years ended June 30, are as follows:

Years ending June 30,
2025	55,281
2026	55,281
2027	55,281
2028	55,281
2029	55,281

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

June 30, 2024

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements as of June 30, 2024 and June 30, 2023:

	June 30,	June 30,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$668,213	$323,854
Accounts receivable, net	451,599	283,221
Inventories	24,739,437	24,288,379
Inter co trans	2,062,500	-
Other current assets	98,636	136,237
Total current assets	28,020,385	25,031,691

Non-current assets
Plant, property and equipment, net	5,437,909	5,887,278
Intangible assets, net	7,077,589	7,294,729
Other non-current assets	-	9,784
Total non-current assets	12,515,498	13,191,791
Total assets	$40,535,883	$38,223,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,485	$12,512
Customer deposits	19,609	62,134
Accrued expenses and other payables	201,229	282,968
Amount due to related parties	40,511,642	39,346,051
Short-term loan	206,250	-
Total current liabilities	40,951,215	39,703,665

Non-current liabilities
Long-term loan	1,856,250	-
Total non-current liabilities	1,856,250	-
Total liabilities	$42,807,465	$39,703,665

Shareholders’ equity	(2,271,582)	(1,480,183)

Total liabilities and shareholders’ equity	$40,535,883	$38,223,482

	Years Ended June 30,
	2024	2023
Revenue	$9,416,450	$9,654,168
Expenses	10,219,025	8,890,656
Net (loss) income	$(802,575)	$763,512

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The Company’s PRC subsidiaries net assets as of June 30, 2024 and 2023 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and they are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF CHINA GREEN AGRICULTURE, INC.

Condensed Balance Sheets

	As of June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,721	$49,598
Other current assets	169,071	169,071
Total current assets	171,791	218,668

Long-term equity investment	114,953,290	139,569,715
Total long-term assets	114,953,290	139,569,715
Total assets	$115,125,082	$139,788,383

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	4,520,449	4,445,449
Other payables and accrued expenses	10,290,932	9,760,556
Total current liabilities	15,025,901	14,420,526

Shareholders’ equity
Common stock, $.001 par value, 115,197,165 shares authorized, 14,793,538 and 13,380,914 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	14,794	13,381
Additional paid-in capital	244,825,844	242,090,576
Accumulated other comprehensive loss	(26,550,536)	(26,950,493)
Retained earnings	(118,190,922)	(89,785,607)
Total shareholders’ equity	100,099,180	125,367,857
Total liabilities and shareholders’ equity	$115,125,082	$139,788,383

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Condensed Statements of Operations

	Year ended June 30,
	2024	2023
Revenue	$-	$-
General and administrative expenses	3,854,944	3,173,034
Interest income	12	1,076
Equity investment in subsidiaries	(24,550,383)	(10,110,028)
Net loss	$(28,405,3153)	$(13,281,985)

Condensed Statements of Cash Flows

	Year Ended June 30,
	2024	2023
Net cash used in operating activities	$(399,789)	$(17,100,265)
Net cash (used in) provided by investing activities	(1,502,600)	2,001,000
Net cash provided by financing activities	191,000	17,097,130
Cash and cash equivalents, beginning balance	2,050,350	52,484
Cash and cash equivalents, ending balance	$338,961	$2,050,350

Notes to Condensed Parent Company Financial Information

As of June 30, 2024, and 2023, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.