Form 10-Q
period 2024-09-30
China Green Agriculture, Inc.
filed 2024-11-14
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,793,538 shares of common stock, $0.001 par value, as of November 14, 2024.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$51,477,572	$58,772,587
Digital assets	11,225	53,693
Accounts receivable, net	22,322,256	16,493,068
Inventories, net	35,368,718	37,826,456
Advances to suppliers, net	15,942,668	12,110,034
Other current assets	2,455,107	2,430,052
Total current assets	127,577,546	127,685,890

Non-current assets
Plant, property and equipment, net	13,907,815	14,021,292
Intangible assets, net	13,739,062	13,313,157
Other non-current assets	16,399,629	8,226,344
Total non-current assets	44,046,506	35,560,793
Total assets	$171,624,052	$163,246,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,625,523	$1,685,725
Customer deposits	7,320,054	4,937,207
Accrued expenses and other payables	15,653,037	14,909,843
Amount due to related parties	5,635,732	5,511,053
Taxes payable	26,707,330	26,781,175
Short term loans	5,502,964	7,466,250
Total current liabilities	62,444,640	61,291,253

Long-term loans	6,181,216	1,856,250
Total non-current liabilities	6,181,216	1,856,250
Total liabilities	$68,625,856	$63,147,503

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 14,793,538 and 14,793,538 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	14,794	14,794
Additional paid-in capital	244,825,844	244,825,844
Statutory reserve	26,750,361	26,728,079
Retained earnings	(146,783,508)	(144,919,001)
Accumulated other comprehensive loss	(21,809,295)	(26,550,536)
Total Stockholders’ Equity	102,998,196	100,099,180

Total Liabilities and Stockholders’ Equity	$171,624,052	$163,246,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
Sales
Jinong	$7,421,658	$9,288,758
Gufeng	7,439,542	10,421,274
Yuxing	2,340,444	2,342,716
Antaeus	163,295	345,114
Net sales	17,364,939	22,397,862
Cost of goods sold
Jinong	4,728,887	6,606,614
Gufeng	6,507,133	8,995,321
Yuxing	1,940,638	1,877,527
Antaeus	201,711	268,546
Cost of goods sold	13,378,369	17,748,008
Gross profit	3,986,570	4,649,854
Operating expenses
Selling expenses	1,924,428	1,879,155
General and administrative expenses	3,826,904	4,556,606
Change in fair value of Bitcoin	262	-
Total operating expenses	5,751,594	6,435,761
Loss from operations	(1,765,024)	(1,785,907)
Other income (expense)
Other income (expense)	(50,622)	9,783
Interest income	39,526	55,072
Interest expense	(104,983)	(67,554)
Total other income(expense)	(116,079)	(2,699)
Loss before income taxes	(1,881,103)	(1,788,606)
Provision for income taxes	(38,878)	(4,413)
Net loss	$(1,842,225)	$(1,784,193)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	4,741,241	(836,377)
Comprehensive income (loss)	$2,899,016	$(2,620,570)

Basic weighted average shares outstanding	14,793,538	13,380,914
Basic net loss per share	$(0.12)	$(0.13)

Diluted weighted average shares outstanding	14,793,538	13,380,914
Diluted net loss per share	$(0.12)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	Number Of	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, JUNE 30, 2024	14,793,538	$14,794	$244,825,844	$2,672,8079	$(144,919,001)	$(26,550,536)	$100,099,180

Net loss					(1,842,225)		(1,842,225)
Issuance of stock							-
Transfer to statutory reserve				22,282	(22,282)		-

Other comprehensive income (loss)						4,741,241	4,741,241

BALANCE, SEPTEMBER 30, 2024	14,793,538	$14,794	$244,825,844	$26,750,361	$(146,783,508)	$(21,809,295)	$102,998,196

	Number Of	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, JUNE 30, 2023	13,380,914	$13,381	$242,090,576	$26,728,079	$(116,513,686)	$(26,950,493)	$125,367,857

Net loss					(1,784,193)		(1,784,193)
Issuance of stock							--

Transfer to statutory reserve				4,524	(4,524)		-

Other comprehensive loss						(836,377)	(836,377)

BALANCE, SEPTEMBER 30, 2023	13,380,914	$13,381	$242,090,576	$26,732,603	$(118,302,403)	$(27,786,870)	$122,747,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,842,225)	$(1,784,193)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	710,403	656,959
Provision for losses on accounts receivable	632,074	(538,416)
Inventories impairment	2,038,575	2,379,234
Change in fair value of Bitcoin	262	-
Changes in operating assets
Digital assets	42,206	168,777
Accounts receivable	(5,759,561)	(3,024,768)
Amount due from related parties	-	27,631
Other current assets	55,875	(77,657)
Inventories	1,716,380	1,272,227
Advances to suppliers	(3,335,723)	(426,393)
Other assets	470,581	464,911
Deferred tax assets	(38,878)	(4,413)
Changes in operating liabilities
Accounts payable	(105,889)	(112,632)
Customer deposits	2,160,214	208,770
Amount due to related parties	86,979	-
Tax payables	6,920	(47,678)
Accrued expenses and other payables	607,896	211,131
Net cash used in operating activities	(2,553,911)	(626,510)

Cash flows from investing activities
Purchase of plant, property, and equipment	(48,239)	(1,507,026)
Long-term equity investment	(8,495,862)	-
Net cash used in investing activities	(8,544,101)	(1,507,026)

Cash flows from financing activities
Proceeds from loans	5,726,880	-
Repayment of loans	(3,743,424)	(1,574,960)
Advance from related party	-	191,000
Net cash provided by (used in) financing activities	1,983,456	(1,383,960)

Effect of exchange rate change on cash and cash equivalents	1,819,541	(338,869)
Net decrease in cash and cash equivalents	(7,295,015)	(3,856,365)

Cash and cash equivalents, beginning balance	58,772,587	71,142,188
Cash and cash equivalents, ending balance	$51,477,572	$67,285,823

Supplement disclosure of cash flow information
Interest expense paid	$104,983	$67,554
Income taxes paid	$66,407	$60,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA GREEN AGRICULTURE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Agriculture, Inc., a Nevada corporation (the “Company”, “Parent Company” or “Green Nevada”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer and the development, production, and distribution of agricultural products.

Unless the context indicates otherwise, as used in this Report, the following are the references herein of all the subsidiaries of the Company (i) Green Agriculture Holding Corporation (“Green New Jersey”), a wholly-owned subsidiary of Green Nevada, incorporated in the State of New Jersey; (ii) Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), a wholly-owned subsidiary of Green New Jersey organized under the laws of the PRC; (iii) Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), a Variable Interest Entity (“VIE”) in the in the PRC controlled by Jinong through a series of contractual agreements; (iv) Beijing Gufeng Chemical Products Co., Ltd., a wholly-owned subsidiary of Jinong in the PRC (“Gufeng”), (v) Beijing Tianjuyuan Fertilizer Co., Ltd., Gufeng’s wholly-owned subsidiary in the PRC (“Tianjuyuan”), and (vi) Antaeus Tech, Inc. (“Antaeus”), a wholly-owned subsidiary of Green Nevada incorporated in the State of Delaware.

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

On December 27, 2023, the Company entered into a Stock Purchase Agreement with Zhibiao Pan for the purchase by the Company from Zhibiao Pan of all of the outstanding stock of Lonestar Dream, Inc., a Delaware corporation (“Lonestar”). Zhibiao Pan served as the Co-Chief Executive Officer of the Company from August 2022 to November 2024, and is the sole shareholder of Lonestar. The acquisition is currently ongoing.

Our current corporate structure is set forth in the following diagram:

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of September 30, 2024, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2024 and June 30, 2024 were $51,274,540 and $58,433,626, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $203,032 and $338,961 in cash in three banks in the United States as of September 30, 2024 and June 30, 2024, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of September 30, 2024, and June 30, 2024, the Company held Bitcoin as digital assets with amount of $11,225 and $53,693 respectively. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of September 30, 2024, and June 30, 2024, the Company had accounts receivable of $22,322,256 and $16,493,068, net of allowance for doubtful accounts of $24,199,086 and $22,741,696, respectively. The impact of COVID-19 caused the difficulty of accounts receivable collection from 2020 as numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. The Company recorded bad debt expense in the amount of $632,074 and $(538,416) for the three months ended September 30, 2024 and 2023, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of September 30, 2024, and 2023, the Company had no reserve for obsolete goods. The Company confirmed the loss of $2.0 million and $2.4 million of inventories for the three months ended September 30, 2024 and 2023, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2024 and 2023, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2024, and June 30, 2024, the Company had customer deposits of $7,320,054 and $4,937,207, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30,
	2024	2023
Net Loss for Basic Earnings Per Share	$(1,842,225)	$(1,784,193)
Basic Weighted Average Number of Shares	14,793,538	13,380,914
Net Loss Per Share – Basic	$(0.12)	$(0.13)
Net Loss for Diluted Earnings Per Share	$(1,842,225)	$(1,784,193)
Diluted Weighted Average Number of Shares	14,793,538	13,380,914
Net Loss Per Share – Diluted	$(0.12)	$(0.13)

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2024 through September 30, 2024 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2024	2024
Raw materials	$4,395,346	$8,127,043
Supplies and packing materials	$905,113	$995,692
Work in progress	$176,088	$170,345
Finished goods	$29,892,171	$28,533,376
Total	$35,368,718	$37,826,456

The Company confirmed the loss of $2.0 million and $2.4 million of inventories for the three months ended September 30, 2024 and 2023, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2024	2024
Building and improvements	$38,342,614	$36,999,854
Auto	2,856,935	2,711,245
Machinery and equipment	18,767,055	18,713,182
Others	-	1,502,600
Total property, plant and equipment	59,966,604	59,926,881
Less: accumulated depreciation	(46,058,789)	(44,087,598)
Less: impairment	-	(1,817,991)
Total	$13,907,815	$14,021,292

For the three months ended September 30, 2024, total depreciation expense was $710,404, increased $53,445, or 8.1%, from $656,959 for the three months ended September 30, 2023.

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets

Intangible assets consisted of the following:

	September 30,	June 30,
	2024	2024
Land use rights, net	$7,844,019	$7,624,558
Trademarks	5,895,043	5,688,599
Total	$13,739,062	$13,313,157

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,428,116). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $149,037). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,038,054). The intangible asset is being amortized over the grant period of 50 years.

The land use rights consisted of the following:

	September 30,	June 30,
	2024	2024
Land use rights	$11,466,169	$11,064,624
Less: accumulated amortization	(3,622,150)	(3,440,066)
Total land use rights, net	$7,844,019	$7,624,558

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41,371,630 (or $5,895,044) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2025	257,022
2026	237,985
2027	228,967
2028	228,967
2029	228,967

Digital assets

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine Bitcoin in West Texas. As of September 30, 2024, and June 30, 2024, the Company held digital assets with amount of $11,225 and $53,693, respectively. The Company’s digital assets include Bitcoin only. Digital assets are classified on our balance sheet as current assets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed.

The Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Condensed Consolidated Statements of Operations each reporting period. The Company’s digital assets were within the scope of ASU 2023-08 and a cumulative-effect adjustment of $(262) as of the three months ended September 30, 2024 was recorded for the difference between the carrying amount of the Company’s digital assets and fair value.

The following table presents the Company’s significant digital asset Bitcoin holdings as of September 30, 2024:

	Quantity	Cost Basis	Fair Value
Bitcoin	0.18	63,330	11,225
Total Bitcoin held as of September 30, 2024	0.18	$63,330	$11,225

The following table presents a roll-forward of total digital assets (including digital assets, restricted) for the three months ended September 30, 2024, based on the fair value model under ASU 2023-08:

Fair Value
Beginning Balance: Digital assets at June 30, 2024	$53,693
Addition of digital assets, mining proceeds	162,973
Addition of digital assets, other	-
Disposition of digital assets	(213,910)
Realized gain (loss) on digital assets	8,730
Unrealized gain (loss) on digital assets	(262)
Digital assets at September 30, 2024	$11,225

For the three months ended September 30, 2024, the Company acquired $162,973 of digital assets through mining activities and disposed of $213,910 digital assets through the sale of digital assets. For the three months ended September 30, 2024, the Company realized total gains on digital assets of $8,730.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of September 30, 2024, the balance of other non-current assets was $16,399,629. Among them, $12,945,862 was long-term equity investment, and $2,906,420 was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2025 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million (or $1.9 million) per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $0.5 million and $0.5 million as expenses for the three months ended September 30, 2024 and 2023, respectively.

Estimated amortization expenses of the lease advance payments for the next twelve-month periods ended September 30 and thereafter are as follows:

Twelve months ending September 30,	Expense ($)
2025	$1,912,928
2026	$1,912,928
2027	$993,492

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2024	2024
Payroll and welfare payable	$170,206	$164,245
Accrued expenses	10,900,229	10,312,491
Other payables	4,463,101	4,317,791
Other levy payable	119,501	115,316
Total	$15,653,037	$14,909,843

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,633,495). For the three months ended September 30, 2024 and 2023, Yuxing had sold $29,447 and $0 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 and $0 as of September 30, 2024 and June 30, 2024, respectively.

As of September 30, 2024, and June 30, 2024, the amount due to related parties was $5,635,732 and $5,511,053, respectively.  As of September 30, 2024, and June 30, 2024, $997,430 and $962,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of September 30, 2024, and June 30, 2024, $2,336,693 and $2,336,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of September 30, 2024, and June 30, 2024, the Company’s subsidiary, Jinong, owed 900LH.com $88,729 and $0, respectively.

On July 1, 2024, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,990).

NOTE 10 – LOAN PAYABLES

As of September 30, 2024, the short-term and long-term loan payables consisted of nine loans which mature on dates ranging from June 24, 2025 through June 13, 2027 with interest rates ranging from 3.55% to 5.00%. No. 1 to 2 below were collateralized by Tianjuyuan’s land use right and building ownership right, and guaranteed by the cash deposit. No. 3 and 4 were guaranteed by Jinong. No.5 was collateralized by Kingtone Information’ building ownership right. No. 6 to 7 below were collateralized by Jinong’s land use right and building ownership right. No. 8 to 9 were collateralized by Kingtone Information’ building ownership right, and guaranteed by the legal representative.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2024
1	Beijing Bank -Pinggu Branch	June 28, 2024-June 27, 2025	3.95%	1,282,410
2	Beijing Bank -Pinggu Branch	July 31, 2024-June 27, 2025	3.95%	142,490
3	Huaxia Bank -HuaiRou Branch	June 28, 2024-June 28, 2025	3.65%	1,424,900
4	Pinggu New Village Bank	June 28, 2024-June 27, 2025	5.00%	997,430
5	Industrial Bank Co. Ltd	July 5, 2024-July 4, 2026	3.55%	455,968
6	Industrial Bank Co. Ltd	August 21, 2024-June 24, 2025	3.55%	968,932
7	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,424,900
8	Chang’An Bank	June 14, 2024-June 13, 2027	4.00%	2,137,350
9	Qinnong Bank	August 5, 2024-August 4, 2026	3.80%	2,849,800
	Total			$11,684,180

The interest expense from loans was $104,983 and $67,554 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made no provision for income taxes for the three-month period ended September 30, 2024 and 2023.

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

Income Taxes and Related Payables

	September 30,	June 30,
	2024	2024
VAT provision	$(721,411)	$(692,476)
Income tax payable	(2,204,977)	(2,127,759)
Other levies	623,183	590,875
Repatriation tax	29,010,535	29,010,535
Total	$26,707,330	$26,781,175

The provision for income taxes consists of the following:

	September 30,	September 30,
	2024	2023
Current tax - foreign	$(38,878)	$(4,413)
Deferred tax	-	-
Total	$(38,878)	$(4,413)

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2024	2024
Deferred tax assets
Deferred Tax Benefit	34,015,109	32,804,190
Valuation allowance	(33,467,759)	(32,295,718)
Total deferred tax assets	$547,349	$508,471

Tax Rate Reconciliation

Our effective tax rates were approximately 2.1% and 0.2% for the three months ended September 30, 2024 and 2023, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the three months ended September 30, 2024 and 2023 for the following reasons:

September 30, 2024

	China 15% - 25%		United States 21%		Total
Pretax loss	$(1,317,653)		$(563,450)		$(1,881,103)

Expected income tax expense (benefit)	(329,413)	25.0%	(118,324)	21.0%	(447,738)
High-tech income benefits on Jinong		-		-
Losses from subsidiaries in which no benefit is recognized	290,535	(22.0)%		-	290,535
Change in valuation allowance on deferred tax asset from US tax benefit		-	118,324	(21.0)%	118,324
Actual tax expense	$(38,878)	3.0%	$-	-	$(38,878)	2.1%

September 30, 2023

	China 15% - 25%		United States 21%		Total
Pretax loss	$(1,243,531)		$(545,075)		$(1,788,606)

Expected income tax expense (benefit)	(310,883)	25.0%	(114,466)	21.0%	(425,349)
High-tech income benefits on Jinong	-	-	-	-	-
Losses from subsidiaries in which no benefit is recognized	306,469	-24.6%	-	-	306,469
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	114,466	(21.0)%	114,466
Actual tax expense	$(4,413)	0.4%	$-	-	$(4,413)	0.2%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the quarter ended September 30, 2024 and September 30, 2023.

As of September 30, 2024, and June 30, 2024, there were 14,793,538 and 14,793,538 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2024, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

There was one vendor that the Company purchased over 10% of its raw materials with an aggregate amount of $1,002,911, or 13.2%, for fertilizer manufacturing during the three months ended September 30, 2024.

There were three vendors that the Company purchased over 10% of its raw materials with an aggregate amount of $6,878,429, or 10.7%, 10.5%, and 10.1%, respectively, for fertilizer manufacturing during the three months ended September 30, 2023.

No customer accounted for over 10% of the Company’s sales for the three months ended September 30, 2024 and 2023.

Litigation

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its former co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The Company intends to move to dismiss the lawsuit. The Company has engaged counsel and negotiated an extension to enable investigation of this matter, and will be responding to the lawsuit in December 2024.

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

NOTE 14 – SEGMENT REPORTING

As of September 30, 2024, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended September 30,
	2024	2023
Revenues from unaffiliated customers:
Jinong	$7,421,659	$9,288,758
Gufeng	7,439,542	10,421,274
Yuxing	2,340,443	2,342,716
Antaeus	163,295	345,114
Consolidated	$17,364,939	$22,397,862

Operating income (expense):
Jinong	$38,000	$(145,123)
Gufeng	(1,299,380)	(1,219,882)
Yuxing	253,564	154,682
Antaeus	(193,759)	(30,496)
Reconciling item (1)	(563,450)	(545,088)
Consolidated	$(1,765,024)	$(1,785,907)

Net income (loss):
Jinong	$(19,642)	$(114,362)
Gufeng	(1,335,699)	(1,262,423)
Yuxing	222,823	154,271
Antaeus	(146,257)	(16,603)
Reconciling item (1)	-	12
Reconciling item (2)	(563,450)	(545,088)
Consolidated	$(1,842,225)	$(1,784,193)

Depreciation and Amortization:
Jinong	$193,433	$189,307
Gufeng	182,146	182,340
Yuxing	190,475	185,225
Antaeus	144,350	100,087
Consolidated	$710,404	$656,959

Interest expense:
Jinong	41,201	25,128
Gufeng	36,218	42,426
Yuxing	27,564	-
Antaeus	-	-
Consolidated	$104,983	$67,554

Capital Expenditure:
Jinong	$47,610	$743
Gufeng	-	-
Yuxing	629	3,684
Antaeus	-	1,502,600
Consolidated	$48,239	$1,507,027

	As of
	September 30,	June 30,
	2024	2024
Identifiable assets:
Jinong	$70,105,385	$72,411,611
Gufeng	39,941,561	39,063,187
Yuxing	44,788,138	40,535,883
Antaeus	1,480,257	1,612,177
Reconciling item (1)	15,139,641	9,454,754
Reconciling item (2)	169,071	169,071
Consolidated	$171,624,052	$163,246,683

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2024, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,990).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 1, 2024, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $14,284 and $13,783 as rent expenses from these committed property leases for the three-month periods ended September 30, 2024 and 2023, respectively. The contingent rent expenses herein for the next twelve-month periods ended September 30, are as follows:

Years ending September 30,
2025	$57,134
2026	57,134
2027	57,134
2028	57,134
2029	57,134

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIE (Yuxing) was included in the accompanying consolidated financial statements as of September 30, 2024 and June 30, 2024:

	September 30,	June 30,
	2024	2024
ASSETS
Current assets
Cash and cash equivalents	$305,858	$668,213
Accounts receivable, net	505,608	451,599
Inventories	26,054,842	24,739,437
Inter co trans	4,987,150	2,062,500
Other current assets	158,648	98,636
Total current assets	32,012,106	28,020,385

Non-current assets
Plant, property and equipment, net	5,493,731	5,437,909
Intangible assets, net	7,282,301	7,077,589
Total non-current assets	12,776,032	12,515,498
Total assets	$44,788,138	$40,535,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,938	$12,485
Customer deposits	-	19,609
Accrued expenses and other payables	209,154	201,229
Amount due to related parties	41,705,610	40,511,642
Short-term loan	498,715	206,250
Total current liabilities	42,426,417	40,951,215

Non-current liabilities
Long-term loan	4,488,435	1,856,250
Total non-current liabilities	4,488,435	1,856,250
Total liabilities	$46,914,852	$42,807,465

Stockholders’ equity	(2,126,714)	(2,271,582)

Total Liabilities and stockholders’ equity	$44,788,138	$40,535,883

	Three Months Ended September 30,
	2024	2023
Revenue	$2,340,443	$2,342,717
Expenses	2,117,621	2,188,446
Net income	$222,822	$154,271

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 85.6% and 88.0% of our total revenues for the three months ended September 30, 2024 and 2023, respectively. Yuxing generated 13.5% and 10.5% of our revenues for the three months ended September 30, 2024 and 2023, respectively. Yuxing serves as a research and development base for our fertilizer products.  Antaeus generated 0.9% and 1.5% of our revenues for the three months ended September 30, 2024 and 2023, respectively.

Fertilizer Products

As of September 30, 2024, we had developed and produced a total of 405 different fertilizer products in use, of which 69 were developed and produced by Jinong, 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2023 to 2024
	2024	2023	Amount	%
	(metric tons)
Jinong	12,262	8,036	4,225	52.6%
Gufeng	14,940	20,809	(5,869)	-28.2%
	27,202	28,845	(1,643)	-5.7%

	Three Months Ended September 30,
	2024	2023
	(revenue per ton)
Jinong	$605	$1,157
Gufeng	498	501

For the three months ended September 30, 2024, we sold approximately 27,202 tons of fertilizer products, as compared to 28,845 metric tons for the three months ended September 30, 2023. For the three months ended September 30, 2024, Jinong sold approximately 12,262 metric tons of fertilizer products, as compared to 8,036 metric tons for the three months ended September 30, 2023. For the three months ended September 30, 2024, Gufeng sold approximately 14,940 metric tons of fertilizer products, as compared to 20,809 metric tons for the three months ended September 30, 2023.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 61.8% of our fertilizer revenue for the three months ended September 30, 2024. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (19.3%), Shaanxi (17.1%), Heilongjiang (11.0%), Inner Mongolia (7.4%), and Liaoning (7.1%).

As of September 30, 2024, we had a total of 949 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 604 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 23.1% of its fertilizer revenues for the three months ended September 30, 2024. Gufeng had 345 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 42.8% of its revenues for the three months ended September 30, 2024.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 89.0% of our agricultural products revenue for the three months ended September 30, 2024 were Shaanxi (81.8%), Beijing (4.2%), and Shanghai (3.0%).

Digital Assets Bitcoin

In March 2023, we established Antaeus Tech Inc. (“Antaeus”) and purchased mining machines to mine digital assets Bitcoin in the State of Texas. Through Antaeus, we expanded our activities in the mining of digital assets Bitcoin.

Recent Developments

New Products

During the three months ended September 30, 2024, Jinong launched 4 new fertilizer products, added 14 new distributors and eliminated 6 outdated products. During the same period, Gufeng neither launched any new fertilizer products nor added any new distributors.

Results of Operations

Three Months ended September 30, 2024 Compared to the Three Months ended September 30, 2023.

	2024	2023	Change $	Change %
Sales
Jinong	$7,421,658	$9,288,758	(1,867,100)	-20.1%
Gufeng	7,439,542	10,421,274	(2,981,732)	-28.6%
Yuxing	2,340,444	2,342,716	(2,272)	-0.1%
Antaeus	163,295	345,114	(181,820)	-52.7%
Net sales	17,364,939	22,397,862	(5,032,924)	-22.5%
Cost of goods sold
Jinong	4,728,887	6,606,614	(1,877,727)	-28.4%
Gufeng	6,507,133	8,995,321	(2,488,188)	-27.7%
Yuxing	1,940,638	1,877,527	63,111	3.4%
Antaeus	201,711	268,546	(66,836)	-24.9%
Cost of goods sold	13,378,369	17,748,008	(4,369,640)	-24.6%
Gross profit	3,986,570	4,649,854	(663,284)	-14.3%
Operating expenses
Selling expenses	1,924,428	1,879,155	45,273	2.4%
General and administrative expenses	3,826,904	4,556,606	(729,703)	-16.0%
Change in fair value of Bitcoin	262	-	262	100%
Total operating expenses	5,751,594	6,435,761	(684,168)	-10.6%
Loss from operations	(1,765,024)	(1,785,907)	20,883	-1.2%
Other income (expense)
Other income (expense)	(50,622)	9,783	(60,404)	-617.4%
Interest income	39,526	55,072	(15,546)	-28.2%
Interest expense	(104,983)	(67,554)	(37,429)	55.4%
Total other income (expense)	(116,079)	(2,699)	(113,379)	4,200.1%
Loss before income taxes	(1,881,103)	(1,788,606)	(92,497)	5.2%
Provision for income taxes	(38,878)	(4,413)	(34,465)	780.9%
Net loss	(1,842,225)	(1,784,193)	(58032)	3.3%
Other comprehensive income (loss)
Foreign currency translation gain (loss)	4,741,241	(836,377)	5,577,618	-666.9%
Comprehensive income (loss)	$2,899,016	$(2,620,570)	5,519,586	-210.6%

Net Sales

Total net sales for the three months ended September 30, 2024 were $17,364,939, a decrease of $5,032,924 or 22.5%, from $22,397,862 for the three months ended September 30, 2023. This decrease was mainly due to the decrease for Jinong and Gufeng’s net sales.

For the three months ended September 30, 2024, Jinong’s net sales decreased $1,867,100, or 20.1%, to $7,421,658 from $9,288,758 for the three months ended September 30, 2023. This decrease was mainly due to Jinong’s lower unit sales price in the last three months. Jinong’s revenue per ton is approximately $605 for the three months ended September 30, 2024, decreased $552 per ton or 47.7%, as compared to $1,157 for the three months ended September 30, 2023.

For the three months ended September 30, 2024, Gufeng’s net sales were $7,439,542, a decrease of $2,981,732 or 28.6%, from $10,421,274 for the three months ended September 30, 2023. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 14,940 metric tons of fertilizer products for the three months ended September 30, 2024, decreased 5,869 tons or 28.2%, as compared to 20,809 metric tons for the three months ended September 30, 2023.

For the three months ended September 30, 2024, Yuxing’s net sales were $2,340,444, a decrease of $2,272 or 0.1%, from $2,342,716 for the three months ended September 30, 2023.

For the three months ended September 30, 2024, Antaeus’s net sales were $163,295, a decrease of $181,820 or 52.7%, from $345,114 for the three months ended September 30, 2023.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2024 was $13,378,369, a decrease of $4,369,640, or 24.6%, from $17,748,008 for the three months ended September 30, 2023. The decrease was mainly due lower sales.

Cost of goods sold by Jinong for the three months ended September 30, 2024 was $4,728,887, a decrease of $1,877,727, or 28.4%, from $6,606,614 for the three months ended September 30, 2023. The decrease in cost of goods was primarily due to the decrease in raw material prices in last three months ended September 30, 2024.

Cost of goods sold by Gufeng for the three months ended September 30, 2024 was $6,507,133, a decrease of $2,488,188, or 27.7%, from $8,995,321 for the three months ended September 30, 2023. This decrease was primarily due to the 28.6% decrease in net sale in last three months ended September 30, 2024.

For three months ended September 30, 2024, cost of goods sold by Yuxing was $1,940,638, an increase of $63,111, or 3.4%, from $1,877,527 for the three months ended September 30, 2023.

For the three months ended September 30, 2024, cost of goods sold by Antaeus was $201,711, a decrease of $66,836, or 24.9%, from $268,546 for the three months ended September 30, 2023.

Gross Profit

Total gross profit for the three months ended September 30, 2024 decreased by $663,284, or 14.3%, to $3,986,570, as compared to $4,649,854 for the three months ended September 30, 2023. Gross profit margin percentage was 23.0% and 20.8% for the three months ended September 30, 2024 and 2023, respectively.

Gross profit generated by Jinong increased by $10,627, or 0.4%, to $2,692,771 for the three months ended September 30, 2024 from $2,682,144 for the three months ended September 30, 2023. Gross profit margin percentage from Jinong’s sales was approximately 36.3% and 28.9% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

For the three months ended September 30, 2024, gross profit generated by Gufeng was $932,409, a decrease of $493,544, or 34.6%, from $1,425,953 for the three months ended September 30, 2023. Gross profit margin percentage from Gufeng’s sales was approximately 12.5% and 13.7% for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, gross profit generated by Yuxing was $399,806, a decrease of $65,383, or 14.1% from $465,189 for the three months ended September 30, 2023. The gross profit margin percentage was approximately 17.1% and 19.9% for the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, gross profit generated by Antaeus was $(38,416), a decrease of $114,984, or 150.2% from $76,568 for the three months ended September 30, 2023. The gross profit margin percentage was approximately -23.5% and 22.2% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross profit margin percentage was mainly due to higher costs.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,924,428, or 11.1%, of net sales for the three months ended September 30, 2024, as compared to $1,879,155, or 8.4%, of net sales for the three months ended September 30, 2023, an increase of $45,273, or 2.4%. The increase in selling expense was caused by the increase in marketing activities.

The selling expenses of Jinong for the three months ended September 30, 2024 were $1,836,074 or 24.7% of Jinong’s net sales, as compared to selling expenses of $1,795,441 or 19.3% of Jinong’s net sales for the three months ended September 30, 2023. The selling expenses of Yuxing were $17,747 or 0.8% of Yuxing’s net sales for the three months ended September 30, 2024, as compared to $19,837 or 0.8% of Yuxing’s net sales for the three months ended September 30, 2023. The selling expenses of Gufeng were $70,607 or 0.9% of Gufeng’s net sales for the three months ended September 30, 2024, as compared to $63,877 or 0.6% of Gufeng’s net sales for the three months ended September 30, 2023. There were no selling expenses for Antaeus for the three months ended September 30, 2024 and 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $3,826,904, or 22.0% of net sales for the three months ended September 30, 2024, as compared to $4,556,606, or 20.3% of net sales for the three months ended September 30, 2023, a decrease of $729,703, or 16.0%. The decrease in general and administrative expenses was mainly due to lower general and administrative expenses for Jinong and Gufeng. Jinong’s general and administrative expenses were $818,697 for the three months ended September 30, 2024, decreased $213,130, or 20.7%, as compared to $1,031,827 for the three months ended September 30, 2023. Gufeng’s general and administrative expenses were $2,161,182 for the three months ended September 30, 2024, decreased $420,776, or 16.3%, as compared to $2,581,958 for the three months ended September 30, 2023.

Total Other Income (Expense)

Total other income (expense) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2024 was $116,079, as compared to other expense of $2,699 for the three months ended September 30, 2023. The increase was mainly due to higher interest expense and bank charge for the three months ended September 30, 2024 as compared to the same period in 2023.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred no income tax expenses for the three months ended September 30, 2024 and 2023.

Gufeng is subject to a tax rate of 25%, incurred no income tax expenses for the three months ended September 30, 2024 and 2023.

Yuxing inccured no income tax for the three months ended September 30, 2024 and 2023 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $(38,878) for the three months ended September 30, 2024, a decrease of $34,465, or 780.9%, compared to $(4,413) for the three months ended September 30, 2023.

Net loss

Net loss for the three months ended September 30, 2024 was $(1,842,225), an increase in loss of $58,032, or 3.3%, compared to net loss of $(1,784,193) for the three months ended September 30, 2023. Net loss as a percentage of total net sales was approximately -10.6% and -8.0% for the three months ended September 30, 2024 and 2023, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2024, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net loss decreased by $94,720, or 82.8%, to $(19,642) for the three months ended September 30, 2024, from $(114,362) for the three months ended September 30, 2023. The decrease in net loss was principally due to lower general and administrative expenses.

For Gufeng, the net loss increased by $73,276, or 5.8%, to $(1,335,699) for the three months ended September 30, 2024, from $(1,262,423) for the three months ended September 30, 2023. The increase in net loss was principally due to the decrease in net sales.

For Yuxing, the net income increased $68,552 or 44.4%, to $222,823 for the three months ended September 30, 2024 from $154,271 for the three months ended September 30, 2023. The increase was mainly due to lower general and administrative expenses.

For Antaeus, the net loss increased by $129,654, or 780.9%, to $(146,257) for the three months ended September 30, 2024, from $(16,603) for the three months ended September 30, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of September 30, 2024, cash and cash equivalents were $51,477,572, a decrease of $7,295,015, or 12.4%, from $58,772,587 as of June 30, 2024.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(2,553,911)	$(626,510)
Net cash used in investing activities	(8,544,101)	(1,507,026)
Net cash provided by (used in) financing activities	1,983,456	(1,383,960)
Effect of exchange rate change on cash and cash equivalents	1,819,541	(338,869)
Net decrease in cash and cash equivalents	(7,295,015)	(3,856,365)
Cash and cash equivalents, beginning balance	58,772,587	71,142,188
Cash and cash equivalents, ending balance	$51,477,572	$67,285,823

Operating Activities

Net cash used in operating activities was $2,553,911 for the three months ended September 30, 2024, an increase of $1,927,401, or 307.6%, from net cash used in operating activities of $626,510 for the three months ended September 30, 2023. The increase in cash used in operating activities was mainly due to an increase in advances to suppliers and accounts receivable during the three months ended September 30, 2024 as compared to the same period in 2023.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 was $8,544,101, compared to net cash used in investing activities of $1,507,026 for the three months ended September 30, 2023. The increase of $7,037,075 was mainly due to long-term equity investment with amount of $8,495,862 during the three months ended September 30, 2024, comparing with $0 during the three months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2024 was $1,983,456, an increase of $3,367,416, or 243.3% compared to $1,383,960 net cash used in financing activities for the three months ended September 30, 2023. The increase was mainly due to the proceeds from loans with amount of $5,726,880 during the three months ended September 30, 2024.

As of September 30, 2024, and June 30, 2024, our loans payable was as follows:

	September 30,	June 30,
	2024	2024
Short term loans payable:	$5,502,964	$7,466,250
Long term loans payable:	6,181,216	1,856,250
Total	$11,684,180	$9,322,500

Accounts Receivable

We had accounts receivable of $22,322,256 as of September 30, 2024, as compared to $16,493,068 as of June 30, 2024, an increase of $5,829,188, or 35.3%.

Allowance for doubtful accounts in accounts receivable as of September 30, 2024 was $24,199,086, an increase of $1,457,390, or 6.4%, from $22,741,696 as of June 30, 2024. And the allowance for doubtful accounts as a percentage of accounts receivable was 52.0% as of September 30, 2024 and 58.0% as of June 30, 2024.

Deferred assets

We had no deferred assets as of September 30, 2024 and June 30, 2024. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of September 30, 2024.

Inventories

We had inventories of $35,368,718 as of September 30, 2024, as compared to $37,826,456 as of June 30, 2024, a decrease of $2,457,738, or 6.5%. The decrease was primarily due to Gufeng’s inventory. As of September 30, 2024, Gufeng’s inventory was $7,699,836, compared to $11,225,115 as of June 30, 2024, a decrease of $3,525,279, or 31.4%. The Company confirmed the loss of $2.0 million and $2.4 million of inventories for the three months ended September 30, 2024 and 2023, respectively.

Advances to Suppliers

We had advances to suppliers of $15,942,668 as of September 30, 2024 as compared to $12,110,034 as of June 30, 2024, representing an increase of $3,832,634, or 31.6%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,625,523 as of September 30, 2024 as compared to $1,685,725 as of June 30, 2024, representing a decrease of $60,201, or 3.6%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $7,320,054 as of September 30, 2024 as compared to $4,937,207 as of June 30, 2024, representing an increase of $2,382,847, or 48.3%. The increase was mainly attributable to Gufeng’ $7,057,732 unearned revenue as of September 30, 2024, compared to $4,391,668 unearned revenue as of June 30, 2024, increased $2,666,064, or 60.7%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of September 30, 2024.

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

As of September 30, 2024, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2024, our accumulated other comprehensive loss was $22 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2024 and September 30, 2024, China’s currency increased by a cumulative 3.6% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2024 and June 30, 2024 was $5.5 million and $7.5 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2024. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately nine months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended September 30, 2024 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its former co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The Company intends to move to dismiss the lawsuit. The Company has engaged counsel and negotiated an extension to enable investigation of this matter, and will be responding to the lawsuit in December 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.

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

CHINA GREEN AGRICULTURE, INC.

Date: November 14, 2024	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.