Form 10-Q
period 2024-12-31
Enlightify Inc.
filed 2025-02-24
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number 001-34260

ENLIGHTIFY, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ENFY	NYSE

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,447,558 shares of common stock, $0.001 par value, as of February 24, 2025.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENLIGHTIFY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2024	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$49,141,355	$58,772,587
Digital assets	-	53,693
Accounts receivable, net	19,602,790	16,493,068
Inventories, net	33,633,192	37,826,456
Advances to suppliers, net	15,847,119	12,110,034
Other current assets	2,259,884	2,430,052
Total current assets	120,484,340	127,685,890

Non-current assets
Plant, property and equipment, net	12,951,727	14,021,292
Intangible assets, net	13,157,553	13,313,157
Other non-current assets	15,837,407	8,226,344
Total non-current assets	41,946,687	35,560,793

Total assets	$162,431,027	$163,246,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,549,445	$1,685,725
Customer deposits	7,587,599	4,937,207
Accrued expenses and other payables	15,991,442	14,909,843
Amount due to related parties	5,507,667	5,511,053
Taxes payable	26,740,152	26,781,175
Short term loans	5,360,614	7,466,250
Total current liabilities	62,736,919	61,291,253

Long-term liabilities
Long-term loans	7,143,374	1,856,250
Total non-current liabilities	7,143,374	1,856,250
Total liabilities	$69,880,293	$63,147,503

Commitments and contingencies	-	-

Stockholders’ equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 14,793,538 and 14,793,538 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	14,794	14,794
Additional paid-in capital	244,825,844	244,825,844
Statutory reserve	26,759,968	26,728,079
Retained earnings	(151,925,764)	(144,919,001)
Accumulated other comprehensive loss	(27,124,108)	(26,550,536)
Total stockholders’ equity	92,550,734	100,099,180

Total liabilities and stockholders’ equity	$162,431,027	$163,246,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Sales
Jinong	$6,163,723	$6,811,640	$13,585,381	$16,100,398
Gufeng	5,753,312	8,209,157	13,192,854	18,630,431
Yuxing	2,412,651	2,452,187	4,753,095	4,794,903
Antaeus	18,452	327,130	181,746	672,244
Net sales	14,348,138	17,800,114	31,713,076	40,197,976
Cost of goods sold
Jinong	3,855,063	4,982,284	8,583,950	11,588,897
Gufeng	5,044,683	7,198,290	11,551,816	16,193,611
Yuxing	1,967,551	2,042,241	3,908,189	3,919,768
Antaeus	14,062	248,812	215,773	517,359
Cost of goods sold	10,881,359	14,471,627	24,259,728	32,219,635
Gross profit	3,466,779	3,328,487	7,453,348	7,978,341
Operating expenses
Selling expenses	1,817,206	1,770,860	3,741,634	3,650,014
General and administrative expenses	6,442,440	6,947,810	10,269,344	11,504,417
Change in fair value of Bitcoin	(262)	-	-	-
Total operating expenses	8,259,384	8,718,670	14,010,978	15,154,431
Loss from operations	(4,792,605)	(5,390,183)	(6,557,630)	(7,176,090)
Other (expense) income
Other (expense) income	(268,594)	30,926	(319,216)	40,709
Interest income	39,346	51,125	78,872	106,197
Interest expense	(121,189)	(73,813)	(226,172)	(141,367)
Total other (expense) income	(350,437)	8,238	(466,516)	5,539
Loss before income taxes	(5,143,043)	(5,381,945)	(7,024,146)	(7,170,551)
Provision for income taxes	(10,393)	(11,942)	(49,272)	(16,355)
Net loss	(5,132,650)	(5,370,003)	(6,974,874)	(7,154,196)

Other comprehensive loss
Foreign currency translation (loss) gain	(5,314,813)	4,705,400	(573,572)	3,869,023
Comprehensive loss	$(10,447,463)	$(664,603)	$(7,548,446)	$(3,285,173)

Basic weighted average shares outstanding	14,793,538	13,380,914	14,793,538	13,380,914
Basic net loss per share	$(0.35)	$(0.40)	$(0.47)	$(0.53)

Diluted weighted average shares outstanding	14,793,538	13,380,914	14,793,538	13,380,914
Diluted net loss per share	$(0.35)	$(0.40)	$(0.47)	$(0.53)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(6,974,874)	$(7,154,196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,325,454	1,342,287
Provision for losses on accounts receivable	5,418,948	2,653,360
Gain (Loss) on disposal of property, plant and equipment	68,041	-
Inventories impairment	2,144,297	4,017,664
Changes in operating assets
Digital assets	53,693	165,942
Accounts receivable	(8,639,122)	(6,702,559)
Amount due from related parties	-	27,707
Other current assets	165,213	202,270
Inventories	1,989,082	3,877,331
Advances to suppliers	(3,842,089)	(2,242,010)
Other assets	938,664	932,385
Deferred tax assets	(49,272)	(16,355)
Changes in operating liabilities
Accounts payable	(133,422)	(545,901)
Customer deposits	2,712,825	(213,643)
Amount due to related parties	-	(1,000)
Tax payables	(49,474)	(160,178)
Accrued expenses and other payables	1,093,772	1,750,222
Net cash used in operating activities	(3,778,264)	(2,066,674)
Cash flows from investing activities
Purchase of plant, property, and equipment	(245,048)	(1,607,163)
Long-term equity investment	(8,495,862)	-
Net cash used in investing activities	(8,740,910)	(1,607,163)

Cash flows from financing activities
Proceeds from loans	7,107,895	2,770,707
Repayment of loans	(3,839,657)	(1,579,303)
Advance from related party	-	191,000
Net cash provided by financing activities	3,268,238	1,382,404

Effect of exchange rate change on cash and cash equivalents	(3,80,296)	1,551,981
Net decrease in cash and cash equivalents	(9,631,232)	(739,452)

Cash and cash equivalents, beginning balance	58,772,587	71,142,188
Cash and cash equivalents, ending balance	$49,141,355	$70,402,736

Supplement disclosure of cash flow information
Interest expense paid	$226,172	$141,367
Income taxes paid	$144,165	$164,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Enlightify, Inc. a Nevada corporation (the “Company”, “Parent Company” or “Green Nevada”, formerly known as “China Green Agriculture Inc.”), through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer and the development, production, and distribution of agricultural products.

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

Our current corporate structure is set forth in the following diagram:

Enlightify, Inc.
("Green Nevada")
100%
100%
Green Agriculture Holding Corporation Co., Ltd. ("Green New Jersey")
Antaeus Tech, Inc.
100%
Shaanxi Tech Team Jinong Humic Acid Product Co., Ltd.
100%
Beijing Gufeng Chemical Product Co., Ltd.
Xi'an Hu County Yuxing Agriculture Technology Development Co., Ltd.
100%
Tianjuyuan Fertilizer Co., Ltd.
Equity Interests
Contractual Arrangements

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of December 31, 2024, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of December 31, 2024 and June 30, 2024 were $49,135,867 and $58,433,626, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $5,488 and $338,961 in cash in three banks in the United States as of December 31, 2024 and June 30, 2024, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of December 31, 2024, and June 30, 2024, the Company held Bitcoin as digital assets with amount of $0 and $53,693 respectively. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of December 31, 2024, and June 30, 2024, the Company had accounts receivable of $19,602,790 and $16,493,068, net of allowance for doubtful accounts of $26,534,880 and $22,741,696, respectively. The Company recorded bad debt expense in the amount of $5.4 million and $2.7 million for the six months ended December 31, 2024 and 2023, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of December 31, 2024, and 2023, the Company had no reserve for obsolete goods. The Company confirmed the loss of $2.1 million and $4.0 million of inventories for the six months ended December 31, 2024 and 2023, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of December 31, 2024 and 2023, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of December 31, 2024, and June 30, 2024, the Company had customer deposits of $7,587,599 and $4,937,207, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	December 31,
	2024	2023
Net Loss for Basic Earnings Per Share	$(5,132,650)	$(5,370,003)
Basic Weighted Average Number of Shares	14,793,538	13,380,914
Net Loss Per Share – Basic	$(0.35)	$(0.40)
Net Loss for Diluted Earnings Per Share	$(5,132,650)	$(5,370,003)
Diluted Weighted Average Number of Shares	14,793,538	13,380,914
Net Loss Per Share – Diluted	$(0.35)	$(0.40)

	Six Months Ended
	December 31,
	2024	2023
Net Loss for Basic Earnings Per Share	$(6,974,874)	$(7,154,196)
Basic Weighted Average Number of Shares	14,793,538	13,380,914
Net Loss Per Share – Basic	$(0.47)	$(0.53)
Net Loss for Diluted Earnings Per Share	$(6,974,874)	$(7,154,196)
Diluted Weighted Average Number of Shares	14,793,538	13,380,914
Net Loss Per Share – Diluted	$(0.47)	$(0.53)

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2024 through December 31, 2024 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubt about the Company’s ability to continue as going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2024	2024
Raw materials	$3,257,555	$8,127,043
Supplies and packing materials	$588,120	$995,692
Work in progress	$169,528	$170,345
Finished goods	$29,617,989	$28,533,376
Total	$33,633,192	$37,826,456

The Company confirmed the loss of $2.1 million and $4.0 million of inventories for the six months ended December 31, 2024 and 2023, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,	June 30,
	2024	2024
Building and improvements	$36,800,044	$36,999,854
Auto	2,747,462	2,711,245
Machinery and equipment	18,147,326	18,713,182
Others	-	1,502,600
Total property, plant and equipment	57,694,831	59,926,881
Less: accumulated depreciation	(44,743,104)	(44,087,598)
Less: impairment	-	(1,817,991)
Total	$12,951,727	$14,021,292

For the six months ended December 31, 2024, total depreciation expense was $1,325,454, decreased $16,833, or 1.3%, from $1,342,287 for the six months ended December 31, 2023.

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2024	2024
Land use rights, net	$7,488,399	$7,624,558
Trademarks	5,669,154	5,688,599
Total	$13,157,553	$13,313,157

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,028,526). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $143,327). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $998,277). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	December 31,	June 30,
	2024	2024
Land use rights	$11,026,803	$11,064,624
Less: accumulated amortization	(3,538,404)	(3,440,066)
Total land use rights, net	$7,488,399	$7,624,558

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41,371,630 (or $5,669,154) and is subject to an annual impairment test.

	December 31,	June 30,
	2024	2024
Trademarks	$5,720,448	$5,740,068
Less: accumulated amortization	(51,294)	(51,469)
Total trademarks, net	$5,669,154	$5,688,599

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended December 31, are as follows:

Twelve Months Ended on December 31,	Expense ($)
2025	247,174
2026	222,121
2027	220,194
2028	220,194
2029	220,194

Digital assets

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine Bitcoin in West Texas. As of December 31, 2024, and June 30, 2024, the Company held digital assets with amount of $0 and $53,693, respectively. The Company’s digital assets include Bitcoin only. Digital assets are classified on our balance sheet as current assets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed.

The Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Condensed Consolidated Statements of Operations each reporting period. As of December 31, 2024, the Company did not hold any digital assets.

The following table presents a roll-forward of total digital assets (including digital assets, restricted) for the six months ended December 31, 2024, based on the fair value model under ASU 2023-08:

Fair Value
Beginning balance: digital assets at June 30, 2024	$53,693
Addition of digital assets, mining proceeds	181,377
Addition of digital assets, other	-
Disposition of digital assets	(245,607)
Realized gain (loss) on digital assets	10,536
Unrealized gain (loss) on digital assets	-
Digital assets at December 31, 2024	$-

For the six months ended December 31, 2024, the Company acquired $181,377 of digital assets through mining activities and disposed of $245,607 digital assets through the sale of digital assets. For the six months ended December 31, 2024, the Company realized total gains on digital assets of $10,536.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of December 31, 2024, the balance of other non-current assets was $15,837,407. Among them, $12,945,862 was long-term equity investment, and $2,333,802 was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2026 to 2027.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $0.9 million and $0.9 million as expenses for the six months ended December 31, 2024 and 2023, respectively.

Estimated amortization expenses of the lease advance payments for the next four twelve-month periods ended December 31 and thereafter are as follows:

Twelve months ending December 31,
2025	$1,839,628
2026	$1,839,628
2027	$494,175

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	December 31,	June 30,
	2024	2024
Payroll and welfare payable	$163,684	$164,245
Accrued expenses	11,380,546	10,312,491
Other payables	4,332,290	4,317,791
Other levy payable	114,922	115,316
Total	$15,991,442	$14,909,843

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB 25,500,000 (approximately $3,494,265). For the six months ended December 31, 2024 and 2023, Yuxing hadn’t sold any products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 as of December 31, 2024 and June 30, 2024.

As of December 31, 2024, and June 30, 2024, the amount due to related parties was $5,507,667 and $5,511,053, respectively.  As of December 31, 2024, and June 30, 2024, $959,210 and $962,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of December 31, 2024, and June 30, 2024, $2,336,693 and $2,336,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

As of December 31, 2024, and June 30, 2024, the Company’s subsidiary, Jinong, owed nothing to 900LH.com.

On July 1, 2024, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,837).

NOTE 10 – LOAN PAYABLES

As of December 31, 2024, the short-term and long-term loan payables consisted of ten loans which mature on dates ranging from June 24, 2025 through June 13, 2027 with interest rates ranging from 3.55% to 5.00%. No. 1 to 2 below were collateralized by Tianjuyuan’s land use right and building ownership right, and guaranteed by the cash deposit. No. 3 and 4 were guaranteed by Jinong. No.5 was collateralized by Kingtone Information’ building ownership right. No. 6 to 8 below were collateralized by Jinong’s land use right and building ownership right. No. 9 to 10 were collateralized by Kingtone Information’ building ownership right, and guaranteed by the legal representative.

No.	Payee	Loan period per agreement	Interest Rate	December 31, 2024
1	Beijing Bank -Pinggu Branch	June 28, 2024-June 27, 2025	3.95%	1,233,270
2	Beijing Bank -Pinggu Branch	July 31, 2024-June 27, 2025	3.95%	137,030
3	Huaxia Bank -HuaiRou Branch	June 28, 2024-June 28, 2025	3.65%	1,370,300
4	Pinggu New Village Bank	June 28, 2024-June 27, 2025	5.00%	959,210
5	Industrial Bank Co. Ltd	July 5, 2024-July 4, 2026	3.55%	438,496
6	Industrial Bank Co. Ltd	August 21, 2024-June 24, 2025	3.55%	931,804
7	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,370,300
8	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,370,300
9	Chang’An Bank	June 14, 2024-June 13, 2027	4.00%	1,952,678
10	Qinnong Bank	August 5, 2024-August 4, 2026	3.80%	2,740,600
	Total			$12,503,988

The interest expense from loans was $226,172 and $141,367 for the six months ended December 31, 2024 and 2023, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made no provision for income taxes for the six-month period ended December 31, 2024 and 2023.

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

Income Taxes and Related Payables

	December 31,	June 30,
	2024	2024
VAT provision	$(739,641)	$(692,476)
Income tax payable	(2,120,486)	(2,127,759)
Other levies	589,744	590,875
Repatriation tax	29,010,535	29,010,535
Total	$26,740,152	$26,781,175

The provision for income taxes consists of the following:

	December 31,	December 31,
	2024	2023
Current tax - foreign	$(49,272)	$(16,355)
Deferred tax	-	-
Total	$(49,272)	$(16,355)

Significant components of deferred tax assets were as follows:

	December 31,	June 30,
	2024	2024
Deferred tax assets
Deferred tax benefit	32,743,069	32,804,190
Valuation allowance	(32,185,326)	(32,295,719)
Total deferred tax assets	$557,743	$508,471

Tax Rate Reconciliation

Our effective tax rates were approximately 0.7% and 0.2% for the six months ended December 31, 2024 and 2023, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the six months ended December 31, 2024 and 2023 for the following reasons:

December 31, 2024

	China 15% - 25%		United States 21%		Total
Pretax loss	$(5,978,461)		(1,045,685)		$(7,024,146)

Expected income tax expense (benefit)	(1,494,615)	25.0%	(219,594)	21.0%	(1,714,209)
High-tech income benefits on Jinong	-	-	-		-
Losses from subsidiaries in which no benefit is recognized	1,445,344	-24.2%	-		1,445,344
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	219,594	-21.0%	219,594
Actual tax expense	$(49,272)	0.8%	-	-	$(49,272)	0.7%

December 31, 2023

	China 15% - 25%		United States 21%		Total
Pretax loss	$(4,831,871)		(2,338,679)		$(7,170,551)

Expected income tax expense (benefit)	(1,207,968)	25.0%	(491,123)	21.0%	(1,699,090)
High-tech income benefits on Jinong	-	-	-		-
Losses from subsidiaries in which no benefit is recognized	1,191,613	-24.7%	-		1,191,613
Change in valuation allowance on deferred tax asset from US tax benefit	-	-	491,123	-21.0%	491,123
Actual tax expense	$(16,355)	0.3%	-	-	$(16,355)	0.2%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the six months ended December 31, 2024 and December 31, 2023.

As of December 31, 2024, and June 30, 2024, there were 14,793,538 and 14,793,538 shares of common stock issued and outstanding, respectively.

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

As of December 31, 2024, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

Vendor and Customer Concentration

None of the vendors accounted for over 10% of the Company’s purchase of raw materials and supplies for the six months ended December 31, 2024 and 2023.

None of the customers accounted for over 10% of the Company’s sales for the six months ended December 31, 2024 and 2023.

Litigation

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its former co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The Company has moved to dismiss the lawsuit, which motion is pending.

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

NOTE 14 – SEGMENT REPORTING

As of December 31, 2024, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Revenues from unaffiliated customers:
Jinong	$6,163,722	$6,811,640	$13,585,381	$16,100,398
Gufeng	5,753,312	8,209,157	13,192,854	18,630,431
Yuxing	2,412,652	2,452,187	4,753,095	4,794,903
Antaeus	18,452	327,130	181,746	672,244
Consolidated	$14,348,138	$17,800,114	$31,713,076	$40,197,976

Operating loss:
Jinong	$(3,366,133)	$(360,423)	$(3,328,133)	$(505,546)
Gufeng	(1,079,878)	(1,873,590)	(2,379,258)	(3,093,472)
Yuxing	186,443	(1,299,044)	440,007	(1,144,362)
Antaeus	(50,803)	(63,521)	(244,562)	(94,017)
Reconciling item (1)	(482,234)	(1,793,605)	(1,045,684)	(2,338,693)
Consolidated	$(4,792,605)	$(5,390,183)	$(6,557,630)	$(7,176,090)

Net loss:
Jinong	$(3,312,811)	$(316,024)	$(3,332,453)	$(430,386)
Gufeng	(1,401,526)	(1,917,160)	(2,737,225)	(3,179,583)
Yuxing	103,022	(1,298,291)	325,845	(1,144,020)
Antaeus	(39,098)	(44,923)	(185,355)	(61,526)
Reconciling item (1)	-	-	-	12
Reconciling item (2)	(482,236)	(1,793,605)	(1,045,685)	(2,338,693)

Consolidated	$(5,132,650)	$(5,370,003)	$(6,974,874)	$(7,154,196)

Depreciation and amortization:
Jinong	$193,072	$190,510	$386,504	$379,817
Gufeng	184,254	183,271	366,401	365,611
Yuxing	189,608	186,417	380,083	371,642
Antaeus	48,117	125,130	192,466	225,217
Consolidated	$615,050	$685,328	$1,325,454	$1,342,287

Interest expense:
Jinong	$34,581	$30,388	$75,782	$55,516
Gufeng	38,989	43,425	75,207	85,851
Yuxing	47,619	-	75,183	-
Antaeus	-	-	-	-
Consolidated	$121,189	$73,813	$226,172	$141,367

Capital expenditure:
Jinong	$9,469	$41,081	$57,079	$41,823
Gufeng	-	-	-	-
Yuxing	187,341	59,056	187,970	62,740
Antaeus	-	-	-	1,502,600
Consolidated	$196,809	$100,137	$245,048	$1,607,163

	As of
	December 31,	June 30,
	2024	2024
Identifiable assets:
Jinong	$64,115,447	$72,411,611
Gufeng	38,305,081	39,063,187
Yuxing	43,430,875	40,535,883
Antaeus	1,470,221	1,612,177
Reconciling item (1)	14,940,333	9,454,754
Reconciling item (2)	169,071	169,071
Consolidated	$162,431,027	$163,246,683

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2024, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,837).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 1, 2024, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $27,553 and $28,328 as rent expenses from these committed property leases for the six-month periods ended December 31, 2024 and 2023, respectively. The contingent rent expenses herein for the next five twelve-month periods ended December 31, are as follows:

Years ending December 31,
2025	$55,106
2026	55,106
2027	55,106
2028	55,106
2029	55,106

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIE (Yuxing) was included in the accompanying consolidated financial statements as of December 31, 2024 and June 30, 2024:

	December 31,	June 30,
	2024	2024
ASSETS
Current assets
Cash and cash equivalents	$545,600	$668,213
Accounts receivable, net	485,230	451,599
Inventories	25,409,697	24,739,437
Inter co trans	4,659,363	2,062,500
Other current assets	114,053	98,636
Total current assets	31,213,943	28,020,385

Non-current assets
Plant, property and equipment, net	5,263,821	5,437,909
Intangible assets, net	6,953,111	7,077,589
Other non-current assets	-	-
Total non-current assets	12,216,932	12,515,498

Total assets	$43,430,875	$40,535,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,442	$12,485
Customer deposits	30,182	19,609
Accrued expenses and other payables	208,523	201,229
Amount due to related parties	40,429,895	40,511,642
Short-term loan	479,605	206,250
Total current liabilities	41,160,647	40,951,215

Non-current liabilities
Long-term loan	4,213,673	1,856,250
Total non-current liabilities	4,213,673	1,856,250

Total liabilities	$45,374,320	$42,807,465

Stockholders’ equity	(1,943,445)	(2,271,582)

Total liabilities and stockholders’ equity	$43,430,875	$40,535,883

	Three Months Ended December 31,
	2024	2023
Revenue	$2,412,651	$2,452,187
Expenses	2,309,628	3,750,478
Net income (loss)	$103,022	$(1,298,291)

	Six Months Ended December 31,
	2024	2023
Revenue	$4,753,094	$4,794,904
Expenses	4,427,249	5,938,924
Net income (loss)	$325,845	$(1,144,020)

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 84.4% and 86.4% of our total revenues for the six months ended December 31, 2024 and 2023, respectively. Yuxing generated 15.0% and 11.9% of our revenues for the six months ended December 31, 2024 and 2023, respectively. Yuxing serves as a research and development base for our fertilizer products.  Antaeus generated 0.6% and 1.7% of our revenues for the six months ended December 31, 2024 and 2023, respectively.

Fertilizer Products

As of December 31, 2024, we had developed and produced a total of 407 different fertilizer products in use, of which 71 were developed and produced by Jinong, 336 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	December 31,		Change 2023 to 2024
	2024	2023	Amount	%
	(metric tons)
Jinong	8,095	6,694	1,400	20.9%
Gufeng	11,739	16,869	(5,130)	-30.4%
	19,834	23,563	(3,730)	-15.8%

	Three Months Ended December 31,
	2024	2023
	(revenue per tons)
Jinong	$778	$1,014
Gufeng	491	485

	Six Months Ended
	December 31,		Change 2023 to 2024
	2024	2023	Amount	%
	(metric tons)
Jinong	20,356	14,748	5,608	38.0%
Gufeng	26,679	37,678	(10,999)	-29.2%
	47,036	52,426	(5,391)	-10.3%

	Six Months Ended December 31,
	2024	2023
	(revenue per tons)
Jinong	$675	$1,090
Gufeng	496	493

For the three months ended December 31, 2024, we sold approximately 19,834 tons of fertilizer products, as compared to 23,563 metric tons for the three months ended December 31, 2023. For the three months ended December 31, 2024, Jinong sold approximately 8,095 metric tons of fertilizer products, as compared to 6,694 metric tons for the three months ended December 31, 2023. For the three months ended December 31, 2024, Gufeng sold approximately 11,739 metric tons of fertilizer products, as compared to 16,869 metric tons for the three months ended December 31, 2023.

For the six months ended December 31, 2024, we sold approximately 47,036 metric tons of fertilizer products, as compared to 52,426 metric tons for the six months ended December 31, 2023. For the six months ended December 31, 2024, Jinong sold approximately 20,356 metric tons of fertilizer products, an increase of 5,608 metric tons, or 38.0%, as compared to 14,748 metric tons for the six months ended December 31, 2023. For the six months ended December 31, 2024, Gufeng sold approximately 26,679 metric tons of fertilizer products, a decrease of 10,999 metric tons, or 29.2% as compared to 37,678 metric tons for the six months ended December 31, 2023.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 58.5% of our fertilizer revenue for the three months ended December 31, 2024. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (18.8%), Heilongjiang (8.3%), Shaanxi (6.9%), Inner Mongolia (6.8%), and Liaoning (6.7%).

As of December 31, 2024, we had a total of 950 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 605 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 27.3% of its fertilizer revenues for the three months ended December 31, 2024. Gufeng had 345 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 42.6% of its revenues for the three months ended December 31, 2024.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 89.1% of our agricultural products revenue for the three months ended December 31, 2024 were Shaanxi (82.7%), Beijing (4.6%), and Ningxia (1.7%).

Digital Assets Bitcoin

In March 2023, we established Antaeus Tech Inc. (“Antaeus”) and purchased mining machines to mine digital assets Bitcoin in the State of Texas. Through Antaeus, we expanded our activities in the mining of digital assets Bitcoin.

Recent Developments

New Products

During the three months ended December 31, 2024, Jinong launched two new fertilizer products and added one new distributor. During the same period, Gufeng neither launched any new fertilizer products nor added any new distributors.

Results of Operations

Three Months ended December 31, 2024 Compared to the Three Months ended December 31, 2023.

	2024	2023	Change $	Change %
Sales
Jinong	$6,163,723	$6,811,640	(647,917)	-9.5%
Gufeng	5,753,312	8,209,157	(2,455,845)	-29.9%
Yuxing	2,412,651	2,452,187	(39,536)	-1.6%
Antaeus	18,452	327,130	(308,679)	-94.4%
Net sales	14,348,138	17,800,114	(3,451,976)	-19.4%

Cost of goods sold
Jinong	3,855,063	4,982,284	(1,127,221)	-22.6%
Gufeng	5,044,683	7,198,290	(2,153,607)	-29.9%
Yuxing	1,967,551	2,042,241	(74,690)	-3.7%
Antaeus	14,062	248,812	(234,750)	-94.3%
Cost of goods sold	10,881,359	14,471,627	(3,590,268)	-24.8%
Gross profit	3,466,779	3,328,487	138,292	4.2%
Operating expenses
Selling expenses	1,817,206	1,770,860	46,346	2.6%
General and administrative expenses	6,442,440	6,947,810	(505,370)	-7.3%
Change in fair value of Bitcoin	(262)	-	(262)
Total operating expenses	8,259,384	8,718,670	(459,286)	-5.3%
Loss from operations	(4,792,605)	(5,390,183)	597,578	-11.1%
Other (expense) income
Other (expense) income	(268,594)	30,926	(299,521)	-968.5%
Interest income	39,346	51,125	(11,779)	-23.0%
Interest expense	(121,189)	(73,813)	(47,376)	64.2%
Total other(expense) income	(350,437)	8,238	(358,675)	-4354.1%
Loss before income taxes	(5,143,043)	(5,381,945)	238,902	-4.4%
Provision for income taxes	(10,393)	(11,942)	1,549	-13.0%
Net loss	(5,132,650)	(5,370,003)	237,353	-4.4%

Other comprehensive loss
Foreign currency translation (loss) gain	(5,314,813)	4,705,400	(10,020,213)	-213.0%
Comprehensive loss	$(10,447,463)	$(664,603)	(9,782,860)	1472.0%

Net Sales

Total net sales for the three months ended December 31, 2024 were $14,348,138, a decrease of $3,451,976 or 19.4%, from $17,800,114 for the three months ended December 31, 2023. This decrease was mainly due to the decrease for Gufeng’s net sales.

For the three months ended December 31, 2024, Jinong’s net sales decreased $647,917, or 9.5%, to $6,163,723 from $6,811,640 for the three months ended December 31, 2023. This decrease was mainly due to Jinong’s lower unit sales price in the last three months. Jinong’s revenue per ton is approximately $778 for the three months ended December 31, 2024, decreased $236 per ton or 23.3%, as compared to $1,014 for the three months ended December 31, 2023.

For the three months ended December 31, 2024, Gufeng’s net sales were $5,753,312, a decrease of $2,455,845 or 29.9%, from $8,209,157 for the three months ended December 31, 2023. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 11,739 metric tons of fertilizer products for the three months ended December 31, 2024, decreased 5,130 tons or 30.4%, as compared to 16,869 metric tons for the three months ended December 31, 2023.

For the three months ended December 31, 2024, Yuxing’s net sales were $2,412,651, a decrease of $39,536 or 1.6%, from $2,452,187 for the three months ended December 31, 2023. The decrease was mainly due to the decrease in market demand during the three months ended December 31, 2024.

For the three months ended December 31, 2024, Antaeus’s net sales were $18,452, a decrease of $308,679 or 94.4%, from $327,130 for the three months ended December 31, 2023. The decrease was mainly due to the Company’s strategic adjustment.

Cost of Goods Sold

Total cost of goods sold for the three months ended December 31, 2024 was $10,881,359, a decrease of $3,590,268, or 24.8%, from $14,471,627 for the three months ended December 31, 2023. The decrease was mainly due lower sales.

Cost of goods sold by Jinong for the three months ended December 31, 2024 was $3,855,063, a decrease of $1,127,221, or 22.6%, from $4,982,284 for the three months ended December 31, 2023. The decrease in cost of goods was primarily due to lower sales in last three months ended December 31, 2024.

Cost of goods sold by Gufeng for the three months ended December 31, 2024 was $5,044,683, a decrease of $2,153,607, or 29.9%, from $7,198,290 for the three months ended December 31, 2023. This decrease was primarily due to the 29.9% decrease in net sales in last three months ended December 31, 2024.

For three months ended December 31, 2024, cost of goods sold by Yuxing was $1,967,551, a decrease of $74,690, or 3.7%, from $2,042,241 for the three months ended December 31, 2023. This decrease was primarily due to the 1.6% decrease in net sales in last three months ended December 31, 2024.

For the three months ended December 31, 2024, cost of goods sold by Antaeus was $14,062, a decrease of $234,750, or 94.3%, from $248,812 for the three months ended December 31, 2023. The decrease in cost of goods was primarily due to lower sales in last three months ended December 31, 2024.

Gross Profit

Total gross profit for the three months ended December 31, 2024 decreased by $138,292, or 4.2%, to $3,466,779, as compared to $3,328,487 for the three months ended December 31, 2023. Gross profit margin percentage was 24.2% and 18.7% for the three months Ended December 31, 2024 and 2023, respectively.

Gross profit generated by Jinong increased by $479,304, or 26.2%, to $2,308,660 for the three months ended December 31, 2024 from $1,829,356 for the three months ended December 31, 2023. Gross profit margin percentage from Jinong’s sales was approximately 37.5% and 26.9% for the three months Ended December 31, 2024 and 2023, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

For the three months ended December 31, 2024, gross profit generated by Gufeng was $708,629, a decrease of $302,238, or 29.9%, from $1,010,867 for the three months ended December 31, 2023. Gross profit margin percentage from Gufeng’s sales was approximately 12.3% and 12.3% for the three months ended December 31, 2024 and 2023, respectively.

For the three months ended December 31, 2024, gross profit generated by Yuxing was $445,100, an increase of $35,154, or 8.6% from $409,946 for the three months ended December 31, 2023. The gross profit margin percentage was approximately 18.4% and 16.7% for the three months ended December 31, 2024 and 2023, respectively. The increase in gross profit margin percentage was mainly due to the decrease in product costs.

For the three months ended December 31, 2024, gross profit generated by Antaeus was $4,389, a decrease of $73,929, or 94.4% from $78,318 for the three months ended December 31, 2023. The gross profit margin was approximately 23.8% and 23.9%for the three months ended December 31, 2024 and 2023, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,817,206, or 12.7%, of net sales for the three months ended December 31, 2024, as compared to $1,770,860, or 9.9%, of net sales for the three months ended December 31, 2023, an increase of $46,346, or 2.6%. The increase in selling expense was caused by the increase in marketing activities.

The selling expenses of Jinong for the three months ended December 31, 2024 were $1,679,718 or 27.3% of Jinong’s net sales, as compared to selling expenses of $1,688,421 or 24.8% of Jinong’s net sales for the three months ended December 31, 2023.

The selling expenses of Gufeng were $118,818 or 2.1% of Gufeng’s net sales for the three months ended December 31, 2024, as compared to $63,091 or 0.8% of Gufeng’s net sales for the three months ended December 31, 2023.

The selling expenses of Yuxing were $18,670 or 0.8% of Yuxing’s net sales for the three months ended December 31, 2024, as compared to $19,347 or 0.8% of Yuxing’s net sales for the three months ended December 31, 2023.

There were no selling expenses for Antaeus for the three months ended December 31, 2024 and 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $6,442,440, or 44.9% of net sales for the three months ended December 31, 2024, as compared to $6,947,810, or 39.0% of net sales for the three months ended December 31, 2023, a decrease of $505,370, or 7.3%. The decrease in general and administrative expenses was mainly due to lower general and administrative expenses for Yuxing and Gufeng.

Jinong’s general and administrative expenses were $3,995,075 for the three months ended December 31, 2024, increased $3,493,718 or 696.9%, as compared to $501,357 for the three months ended December 31, 2023. The increase of Jinong’s general and administrative expenses was mainly due to the increase of bad debt expense.

Gufeng’s general and administrative expenses were $1,669,689 for the three months ended December 31, 2024, decreased $1,151,677, or 40.8%, as compared to $2,821,366 for the three months ended December 31, 2023.

Yuxing’s general and administrative expenses were $239,986 for the three months ended December 31, 2024, decreased $1,449,657, or 85.8%, as compared to $1,689,643 for the three months ended December 31, 2023. The decrease of Yuxing’s general and administrative expenses was mainly due to lower inventory impairment for the three months ended December 31, 2024.

Antaeus’s general and administrative expenses were $55,454 for the three months ended December 31, 2024, decreased $106,385, or 65.7%, as compared to $161,839 for the three months ended December 31, 2023. The decrease of Antaeus’s general and administrative expenses was mainly due to lower depreciation expenses for the three months ended December 31, 2024.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended December 31, 2024 was $350,437, as compared to other income of $8,238 for the three months ended December 31, 2023. The difference was mainly due to the decrease in other income with amount of $299,521, or 968.5% from $30,926 for the three months ended December 31, 2023 to $(268,594) for the three months ended December 31, 2024.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred no income tax expenses for the three months ended December 31, 2024 and 2023.

Gufeng is subject to a tax rate of 25%, incurred no income tax expenses for the three months ended December 31, 2024 and 2023.

Yuxing incurred no income tax for the three months ended December 31, 2024 and 2023 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21%, and had income tax expense of $(10,393) and $(11,942) for the three months ended December 31, 2024 and 2023, respectively.

Net loss

Net loss for the three months ended December 31, 2024 was $5,132,650, a decrease in loss of $237,353, or 4.4%, compared to net loss of $5,370,003 for the three months ended December 31, 2023. Net loss as a percentage of total net sales was approximately -35.8% and -30.2% for the three months ended December 31, 2024 and 2023, respectively.

Six months ended December 31, 2024 Compared to the six months ended December 31, 2023

2024	2023	Change $	Change %
Sales
Jinong	$13,585,381	$16,100,398	(2,515,017)	-15.6%
Gufeng	13,192,854	18,630,431	(5,437,577)	-29.2%
Yuxing	4,753,095	4,794,903	(41,808)	-0.9%
Antaeus	181,746	672,244	(490,498)	-73.0%
Net sales	31,713,076	40,197,976	(8,484,900)	-21.1%
Cost of goods sold
Jinong	8,583,950	11,588,897	(3,004,947)	-25.9%
Gufeng	11,551,816	16,193,611	(4,641,795)	-28.7%
Yuxing	3,908,189	3,919,768	(11,579)	-0.3%
Antaeus	215,773	517,359	(301,586)	-58.3%
Cost of goods sold	24,259,728	32,219,635	(7,959,907)	-24.7%
Gross profit	7,453,348	7,978,341	(524,993)	-6.6%
Operating expenses
Selling expenses	3,741,634	3,650,014	91,620	2.5%
General and administrative expenses	10,269,344	11,504,417	(1,235,073)	-10.7%
Change in fair value of Bitcoin	-	-	-	-	-
Total operating expenses	14,010,978	15,154,431	(1,143,452)	-7.5%
Loss from operations	(6,557,630)	(7,176,090)	618,460	-8.6%
Other (expense) income
Other (expense) income	(319,216)	40,709	(359,925)	-884.1%
Interest income	78,872	106,197	(27,325)	-25.7%
Interest expense	(226,172)	(141,367)	(84,805)	60%
Total other (expense) income	(466,516)	5,539	(472,055)	-8522.1%
Loss before income taxes	(7,024,146)	(7,170,551)	146,405	-2.0%
Provision for income taxes	(49,272)	(16,355)	(32,917)	201.3%
Net loss	(6,974,874)	(7,154,196)	179,321	-2.5%

Other comprehensive loss
Foreign currency translation (loss) gain	(573,572)	3,869,023	(4,442,595)	-114.8%
Comprehensive loss	$(7,548,446)	$(3,285,173)	(4,263,274)	129.8%

Net Sales

Total net sales for the six months ended December 31, 2024 were $31,713,076 a decrease of $8,484,900 or 21.1%, from $40,197,976 for the six months ended December 31, 2023. This decrease was primarily due to decrease in Jinong and Gufeng’ net sales.

For the six months ended December 31, 2024, Jinong’s net sales decreased $2,515,017, or 15.6%, to $13,585,381 from $16,100,398 for the six months ended December 31, 2023. This decrease was mainly due to Jinong’s lower unit sales price in the last six months. Jinong’s revenue per ton is approximately $675 for the six months ended December 31, 2024, decreased $415 per ton or 38.1%, as compared to $1,090 for the six months ended December 31, 2023.

For the six months ended December 31, 2024, Gufeng’s net sales were $13,192,854, a decrease of $5,437,577, or 29.2%, from $18,630,431 for the six months ended December 31, 2023. This decrease was mainly due to the decrease in Gufeng’s sales volume in the last six months. Gufeng sold 26,679 ton of products for the six months ended December 31, 2024, comparing to 37,678 for the six months ended December 31, 2023.

For the six months ended December 31, 2024, Yuxing’s net sales were $4,753,095, a decrease of $41,808 or 0.9%, from $4,794,903 for the six months ended December 31, 2023.

For the six months ended December 31, 2024, Antaeus’s net sales were $181,746, a decrease of $490,498 or 73.0%, from $672,244 for the six months ended December 31, 2023. The decrease was mainly due to the Company’s strategic adjustment.

Cost of Goods Sold

Total cost of goods sold for the six months ended December 31, 2024 was $24,259,728, a decrease of $7,959,907, or 24.7%, from $32,219,635 for the six months ended December 31, 2023. The decrease was mainly due to the decrease in Gufeng and Jinong’s cost of goods sold.

Cost of goods sold by Jinong for the six months ended December 31, 2024 was $8,583,950, a decrease of $3,004,947, or 25.9%, from $11,588,897 for the six months ended December 31, 2023. The decrease in cost of goods was primarily due to lower sales during the last six months.

Cost of goods sold by Gufeng for the six months ended December 31, 2024 was $11,551,816, a decrease of $4,641,795, or 28.7%, from $16,193,611 for the six months ended December 31, 2023. This decrease was primarily due to the 29.2% decrease in net sales during the last six months.

For six months ended December 31, 2024, cost of goods sold by Yuxing was $3,908,189, a decrease of $11,579, or 0.3%, from $3,919,768 for the six months ended December 31, 2023.

Cost of goods sold by Antaeus for the six months ended December 31, 2024 was $215,773, a decrease of $301,586, or 58.3%, from $517,359 for the six months ended December 31, 2023. The decrease in cost of goods was primarily due to lower sales during the last six months.

Gross Profit

Total gross profit for the six months ended December 31, 2024 decreased by $524,993, or 6.6%, to $7,453,348, as compared to $7,978,341 for the six months ended December 31, 2023. Gross profit margin was 23.5% and 19.8% for the six months ended December 31, 2024 and 2023, respectively.

Gross profit generated by Jinong increased by $489,931 or 10.9%, to $5,001,431 for the six months ended December 31, 2024 from $4,511,500 for the six months ended December 31, 2023. Gross profit margin from Jinong’s sales was approximately 36.8% and 28.0% for the six months ended December 31, 2024 and 2023, respectively. The increase in gross profit margin was mainly due to lower product costs.

For the six months ended December 31, 2024, gross profit generated by Gufeng was $1,641,038, a decrease of $795,782, or 32.7%, from $2,436,820 for the six months ended December 31, 2023. Gross profit margin from Gufeng’s sales was approximately 12.4% and 13.1% for the six months ended December 31, 2024 and 2023, respectively. The decrease in gross profit margin was mainly due to lower net sales.

For the six months ended December 31, 2024, gross profit generated by Yuxing was $844,906, a decrease of $30,229, or 3.5% from $875,135 for the six months ended December 31, 2023. The gross profit margin was approximately 17.8% and 18.3% for the six months ended December 31, 2024 and 2023, respectively. The decrease in gross profit percentage was mainly due to the increase in product costs.

For the six months ended December 31, 2024, gross profit generated by Antaeus was $(34,027), a decrease of $188,912, or 122.0% from $154,886 for the six months ended December 31, 2023. The gross profit margin was approximately -18.7% and 23.0% for the six months ended December 31, 2024 and 2023, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $3,741,634, or 11.8%, of net sales for the six months ended December 31, 2024, as compared to $3,650,014, or 9.1% of net sales for the six months ended December 31, 2023, an increase of $91,620 or 2.5%.

The selling expenses of Jinong for the six months ended December 31, 2024 were $3,515,792 or 25.9% of Jinong’s net sales, as compared to selling expenses of $3,483,862 or 21.6% of Jinong’s net sales for the six months ended December 31, 2023.

The selling expenses of Gufeng were $189,425 or 1.4% of Gufeng’s net sales for the six months ended December 31, 2024, as compared to $126,968 or 0.7% of Gufeng’s net sales for the six months ended December 31, 2023.

The selling expenses of Yuxing were $36,417 or 0.8% of Yuxing’s net sales for the six months ended December 31, 2024, as compared to $39,184 or 0.8% of Yuxing’s net sales for the six months ended December 31, 2023.

The selling expenses of Antaeus were $0 of Antaeus’s net sales for the six months ended December 31, 2024 and 2023.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $10,269,344, or 32.4% of net sales for the six months ended December 31, 2024, as compared to $11,504,417, or 28.6% of net sales for the six months ended December 31, 2023, a decrease of $1,235,073, or 10.7%.

Jinong’s general and administrative expenses were $4,813,772 for the six months ended December 31, 2024, increased $3,280,588 or 214.0%, as compared to $1,533,184 for the six months ended December 31, 2023. The increase of Jinong’s general and administrative expenses was mainly due to the increase of bad debt expense.

Gufeng’s general and administrative expenses were $3,830,871 for the six months ended December 31, 2024, decreased $1,572,453, or 29.1%, as compared to $5,403,324 for the six months ended December 31, 2023.

Yuxing’s general and administrative expenses were $368,481 for the six months ended December 31, 2024, decreased $1,611,833, or 81.4%, as compared to $1,980,314 for the six months ended December 31, 2023. The decrease of Yuxing’s general and administrative expenses was mainly due to lower inventory impairment for the six months ended December 31, 2024.

Antaeus’s general and administrative expenses were $210,535 for the six months ended December 31, 2024, decreased $58,368, or 21.7%, as compared to $268,903 for the six months ended December 31, 2023.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the six months ended December 31, 2024 was $466,516, as compared to other income of $5,539 for the six months ended December 31, 2023, a decrease in income of $472,055 or 8522.1%. The difference was mainly due to the decrease in other income with amount of $359,925, or 884.1% from $40,709 for the six months ended December 31, 2023 to $(319,216) for the six months ended December 31, 2024.

Income Taxes

Jinong is subject to a preferred tax rate of 15% as a result of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong didn’t incur income tax expenses for the six months ended December 31, 2024 and 2023.

Gufeng is subject to a tax rate of 25%, has no income tax expenses for the six months ended December 31, 2024 and 2023.

Yuxing has no income tax for the six months ended December 31, 2024 and 2023 as a result of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21%, and had income tax expense of $(49,272) and $(16,355) for the six months ended December 31, 2024 and 2023, respectively.

Net loss

Net loss for the six months ended December 31, 2024 was $6,974,874, a decrease of loss with amount of $179,321 or 2.5%, compared to net loss of $7,154,196 for the six months ended December 31, 2023. The decrease in net loss was mainly due to lower general and administrative expenses. Net loss as a percentage of total net sales was approximately -22.0% and -17.8% for the six months ended December 31, 2024 and 2023, respectively.

Discussion of Segment Profitability Measures

As of December 31, 2024, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net loss increased by $2,902,067, or 674.3%, to $3,332,453 for the six months ended December 31, 2024, from net loss of $430,386 for the six months ended December 31, 2023. The increase in net loss was principally due to higher general and administrative expenses.

For Gufeng, the net loss decreased by $442,358 or 13.9%, to $2,737,225 for the six months ended December 31, 2024, from net loss of $3,179,583 for the six months ended December 31, 2023. The decrease in net loss was principally due to lower general and administrative expenses.

For Yuxing, the net income increased $1,469,865 or 128.5%, to $325,845 for the six months ended December 31, 2024 from $(1,144,020) for the six months ended December 31, 2023. The increase was mainly due to lower general and administrative expenses.

For Antaeus, the net loss increased by $123,829, or 201.3%, to $185,355 for the six months ended December 31, 2024, from net loss of $61,526 for the six months ended December 31, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of December 31, 2024, cash and cash equivalents were $49,141,355, a decrease of $9,631,232, or 16.4%, from $58,772,587 as of June 30, 2024.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(3,778,264)	$(2,066,674)
Net cash used in investing activities	(8,740,910)	(1,607,163)
Net cash provided by financing activities	3,268,238	1,382,404
Effect of exchange rate change on cash and cash equivalents	(380,296)	1,551,981
Net decrease in cash and cash equivalents	(9,631,232)	(739,452)
Cash and cash equivalents, beginning balance	58,772,587	71,142,188
Cash and cash equivalents, ending balance	$49,141,355	$70,402,736

Operating Activities

Net cash used in operating activities was $3,778,264 for the six months ended December 31, 2024, an increase of $1,711,590, or 82.8%, from cash used in operating activities of $2,066,674 for the six months ended December 31, 2023. The increase in cash used in operating activities was mainly due to an increase in advances to suppliers during the six months ended December 31, 2024 as compared to the same period in 2023.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 was $8,740,910, compared to cash used in investing activities of $1,607,163 for the six months ended December 31, 2023. The difference of $7,133,747 was mainly due to long-term equity investment with amount of $8,495,862 during the six months ended December 31, 2024, comparing with $0 during the six months ended December 31, 2023.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2024 was $3,268,238, an increase of $1,885,834, or 136.4% compared to $1,382,404 net cash provided by financing activities for the six months ended December 31, 2023. The increase was mainly due to the proceeds from loans with amount of $7,107,895 during the six months ended December 31, 2024, comparing to $2,770,707 during the six months ended December 31, 2023.

As of December 31, 2024, and June 30, 2024, our loans payable was as follows:

	December 31,	June 30,
	2024	2024
Short term loans payable:	$5,360,614	$7,466,250
Long term loans payable:	7,143,374	1,856,250
Total	$12,503,988	$9,322,500

Accounts Receivable

We had accounts receivable of $19,602,790 as of December 31, 2024, as compared to $16,493,068 as of June 30, 2024, an increase of $3,109,722, or 18.9%.

Allowance for doubtful accounts in accounts receivable as of December 31, 2024 was $26,534,880, an increase of $3,793,184, or 16.7%, from $22,741,696 as of June 30, 2024. And the allowance for doubtful accounts as a percentage of accounts receivable was 57.5% as of December 31, 2024 and 58.0% as of June 30, 2024.

Deferred assets

We had deferred tax assets of $557,743 as of December 31, 2024, and $508,471 of June 30, 2024. During the six months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately.

Inventories

We had inventories of $33,633,192 as of December 31, 2024, as compared to $37,826,456 as of June 30, 2024, a decrease of $4,193,264, or 11.1%. The decrease was primarily due to Gufeng’s inventory. As of December 31, 2024, Gufeng’s inventory was $7,031,517, compared to $11,225,115 as of June 30, 2024, a decrease of $4,193,598, or 37.4%. The Company confirmed the loss of $2.1 million and $4.0 million of inventories for the six months ended December 31, 2024 and 2023, respectively.

Advances to Suppliers

We had advances to suppliers of $15,847,119 as of December 31, 2024 as compared to $12,110,034 as of June 30, 2024, representing an increase of $3,737,085, or 30.9%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,549,445 as of December 31, 2024 as compared to $1,685,725 as of June 30, 2024, representing a decrease of $136,279, or 8.1%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $7,587,599 as of December 31, 2024 as compared to $4,937,207 as of June 30, 2024, representing an increase of $2,650,392, or 53.7%. The increase was mainly attributable to Gufeng’ $6,585,363 unearned revenue as of December 31, 2024, compared to $4,391,668 unearned revenue as of June 30, 2024, increased $2,193,695, or 50.0%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

As of December 31, 2024, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of December 31, 2024, our accumulated other comprehensive loss was $27 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2024 and December 31, 2024, China’s currency decreased by a cumulative 0.4% against the U.S. dollar, making Chinese exports cheaper and imports into China more expensive by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of December 31, 2024 and June 30, 2024 was $5.4 million and $7.5 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended December 31, 2024. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately six months.

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

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its former co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The company has moved to dismiss the lawsuit, which motion is pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.

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

ENLIGHTIFY, INC.

Date: February 24, 2025	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)
(principal executive officer)

Date: February 24, 2025	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.