Form 10-Q
period 2025-03-31
Enlightify Inc.
filed 2025-07-10
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:15,770,934 shares of common stock, $0.001 par value, as of July 10, 2025.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENLIGHTIFY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$48,792,729	$58,772,587
Digital assets	-	53,693
Accounts receivable, net	22,429,490	16,493,068
Inventories, net	32,800,755	37,826,456
Advances to suppliers, net	15,453,915	12,110,034
Other current assets	5,293,533	2,430,052
Total current assets	124,770,422	127,685,890

Non-current assets
Plant, property and equipment, net	12,526,920	14,021,292
Intangible assets, net	13,180,911	13,313,157
Other non-current assets	12,389,739	8,226,344
Total non-current assets	38,097,570	35,560,793

Total assets	$162,867,992	$163,246,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,547,259	$1,685,725
Customer deposits	7,432,037	4,937,207
Accrued expenses and other payables	16,863,591	14,909,843
Amount due to related parties	5,823,574	5,511,053
Taxes payable	26,697,718	26,781,175
Short term loans	5,599,467	7,466,250
Total current liabilities	63,963,646	61,291,253

Long-term liabilities
Long-term loans	6,957,290	1,856,250
Total non-current liabilities	6,957,290	1,856,250
Total liabilities	$70,920,936	$63,147,503

Commitments and contingencies	-	-

Stockholders’ equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 14,793,538 and 14,793,538 shares issued as of March 31, 2025 and June 30, 2024, respectively;14,447,558 and 14,793,538 shares outstanding as of March 31, 2025 and June 30, 2024, respectively	14,794	14,794
Additional paid-in capital	244,825,844	244,825,844
Statutory reserve	26,775,495	26,728,079
Retained earnings	(152,816,514)	(144,919,001)
Less: treasury stock	(398,526)	-
Accumulated other comprehensive loss	(26,454,037)	(26,550,536)
Total stockholders’ equity	91,947,056	100,099,180

Total liabilities and stockholders’ equity	$162,867,992	$163,246,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Sales
Jinong	$6,645,870	$7,534,076	$20,231,251	$23,634,474
Gufeng	15,674,534	22,544,062	28,867,388	41,174,493
Yuxing	2,465,314	2,467,916	7,218,409	7,262,819
Antaeus	-	392,263	181,746	1,064,507
Net sales	24,785,718	32,938,317	56,498,794	73,136,293
Cost of goods sold
Jinong	4,115,700	4,510,800	12,699,650	16,099,697
Gufeng	13,697,237	19,759,666	25,249,053	35,953,277
Yuxing	2,013,477	2,096,025	5,921,666	6,015,793
Antaeus	-	230,916	215,773	748,275
Cost of goods sold	19,826,414	26,597,407	44,086,142	58,817,042
Gross profit	4,959,304	6,340,910	12,412,652	14,319,251
Operating expenses
Selling expenses	1,716,374	1,855,189	5,458,008	5,505,203
General and administrative expenses	3,842,153	15,457,007	14,111,497	26,961,424
Total operating expenses	5,558,527	17,312,196	19,569,505	32,466,627
Loss from operations	(599,223)	(10,971,286)	(7,156,853)	(18,147,376)
Other income (expense)
Other income (expense)	(179,827)	108,443	(499,043)	149,152
Interest income	25,374	42,547	104,246	148,744
Interest expense	(121,802)	(75,461)	(347,974)	(216,828)
Total other income (expense)	(276,255)	75,529	(742,771)	81,068
Loss before income taxes	(875,478)	(10,895,757)	(7,899,624)	(18,066,308)
Provision for income taxes	(255)	5,527	(49,527)	(10,828)
Net loss	(875,223)	(10,901,284)	(7,850,097)	(18,055,480)

Other comprehensive loss
Foreign currency translation gain (loss)	670,071	(2,163,484)	96,499	1,705,539
Comprehensive loss	$(205,152)	$(13,064,767)	$(7,753,598)	$(16,349,941)

Basic weighted average shares outstanding	14,563,347	14,203,877	14,717,928	13,653,240
Basic net loss per share	$(0.06)	$(0.79)	$(0.53)	$(1.32)

Diluted weighted average shares outstanding	14,563,347	14,203,877	14,717,928	13,653,240
Diluted net loss per share	$(0.06)	$(0.79)	$(0.53)	$(1.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Number	Common	Additional Paid In	Statutory	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Stock	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2024	14,793,538	$14,794	$244,825,844	$26,759,968	$(151,925,764)	$-	$(27,124,108)	$92,550,734

Net loss					(875,223)			(875,223)

Issuance of stock

Common stock repurchased						(398,526)		(398,526)

Transfer to statutory reserve				15,527	(15,527)			-

Other comprehensive income (loss)							670,071	670,071

BALANCE, MARCH 31, 2025	14,793,538	$14,794	$244,825,844	$26,775,495	$(152,816,514)	$(398,526)	$(26,454,037)	$91,947,056

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2023	13,380,914	$13,381	$242,090,576	$2,657,1173	$(123,510,975)	$(23,081,470)	$122,082,685

Net loss					(10,901,284)		(10,901,284)

Issuance of stock	973,515	974	1,848,707				1,849,681

Issuance of stock for convertible notes

Issuance of stock for consulting services	439,109	439	886,561				887,000

Transfer to statutory reserve				156,906	(156,906)		-

Other comprehensive loss						(2,163,484)	(2,163,484)

BALANCE, MARCH 31, 2024	14,793,538	$14,794	$244,825,844	$26,728,079	$(134,569,166)	$(25,244,954)	$111,754,597

ENLIGHTIFY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024

	Number	Common	Additional Paid In	Statutory	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Stock	Income (Loss)	Equity
BALANCE, JUNE 30, 2024	14,793,538	$14,794	$244,825,844	$26,728,079	$(144,919,001)	$-	$(26,550,536)	$100,099,180

Net loss					(7,850,097)			(7,850,097)

Issuance of stock

Common stock repurchased						(398,526)		(398,526)

Transfer to statutory reserve				47,416	(47,416)			-

Other comprehensive income (loss)							96,499	96,499

BALANCE, MARCH 31, 2025	14,793,538	$14,794	$244,825,844	$26,775,495	$(152,816,514)	$(398,526)	$(26,454,037)	$91,947,056

	Number	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Of Shares	Stock	Capital	Reserve	Earnings	Income (Loss)	Equity
BALANCE, JUNE 30, 2023	13,380,914	$13,381	$242,090,576	$26,728,079	$(116,513,686)	$(26,950,493)	$125,367,857

Net loss					(18,055,480)		(18,055,480)

Issuance of stock	973,515	974	1,848,707				1,849,681

Issuance of stock for convertible notes

Issuance of stock for consulting services	439,109	439	886,561				887,000

Transfer to statutory reserve							-

Other comprehensive income (loss)						1,705,539	1,705,539

BALANCE, MARCH 31, 2024	14,793,538	$14,794	$244,825,844	$26,728,079	$(134,569,166)	$(25,244,954)	$111,754,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(7,850,097)	$(18,055,480)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,883,391	2,033,752
Provision for losses on accounts receivable	7,122,447	16,970,555
Gain (Loss) on disposal of property, plant and equipment	67,750	-
Inventories impairment	2,248,187	3,969,293
Changes in operating assets
Digital assets	53,693	175,585
Accounts receivable	(13,056,367)	(15,259,021)
Amount due from related parties	(6,385)	27,787
Other current assets	(2,850,360)	199,768
Inventories	2,908,106	6,312,446
Advances to suppliers	(3,335,930)	(6,824,502)
Other assets	1,401,758	1,404,244
Deferred tax assets	(49,527)	(10,828)
Changes in operating liabilities
Accounts payable	(142,410)	(199,488)
Customer deposits	2,498,889	(335,612)
Amount due to related parties	-	(1,003)
Tax payables	(78,304)	(153,879)
Accrued expenses and other payables	1,844,050	2,430,107
Interest payable	1,141	-
Net cash used in operating activities	(7,339,968)	(7,316,276)

Cash flows from investing activities
Purchase of plant, property, and equipment	(245,364)	(1,651,010)
Long-term equity investment	(5,497,981)	(2,450,000)
Net cash used in investing activities	(5,743,345)	(4,101,010)

Cash flows from financing activities
Proceeds from loans	7,077,439	2,778,662
Repayment of loans	(3,845,409)	(1,639,410)
Other payable	99,117	-
Advance from related party	310,000	191,000
Repurchases of common stock	(398,526)	-
Net cash provided by financing activities	3,242,621	1,330,251

Effect of exchange rate change on cash and cash equivalents	(139,166)	540,604
Net decrease in cash and cash equivalents	(9,979,858)	(9,546,431)

Cash and cash equivalents, beginning balance	58,772,587	71,142,188
Cash and cash equivalents, ending balance	$48,792,729	$61,595,756

Supplement disclosure of cash flow information
Interest expense paid	$346,833	$216,828
Income taxes paid	$213,135	$193,833

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

On December 27, 2023, the Company entered into a Stock Purchase Agreement with Zhibiao Pan for the purchase by the Company from Zhibiao Pan of all the outstanding stock of Lonestar Dream, Inc., a Delaware corporation (“Lonestar”). Mr. Zhibiao Pan served as the Co-Chief Executive Officer of the Company from August 2022 to November 2024 and is the sole shareholder of Lonestar. On June 13, 2025, the Company and Mr. Pan entered into a Mutual Rescission Agreement terminating the Stock Purchase Agreement. Consequently, the acquisition of Lonestar was terminated.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of March 31, 2025, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of March 31, 2025 and June 30, 2024 were $48,727,240 and $58,433,626, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $65,489 in cash in four banks in the United States as of March 31, 2025, and $338,961 in cash in three banks in United States as of June 30, 2024. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Digital Assets

Digital assets are included in current assets in the condensed consolidated balance sheets. Digital assets are accounted for as indefinite-lived intangible assets and are initially measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350 – Intangibles-Goodwill and Other. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Digital assets are not amortized, but are assessed for impairment annually, or more frequently, when events or changes in circumstances occur, indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital asset declines below the carrying value, the Company has determined that an impairment exists and records an impairment equal to the amount by which the carrying value exceeds the fair value.

As of March 31, 2025, and June 30, 2024, the Company held Bitcoin as digital assets with amount of $0 and $53,693 respectively. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves at each year-end. Accounts considered uncollectible are provisioned for /written off based upon management’s assessment. As of March 31, 2025, and June 30, 2024, the Company had accounts receivable of $22,429,490 and $16,493,068, net of allowance for doubtful accounts of $28,364,739 and $22,741,696, respectively. The Company recorded bad debt expense in the amount of $7.1 million and $17.0 million for the nine months ended March 31, 2025 and 2024, respectively. The Company adopts no policy to accept product returns after the sales delivery.

Inventories

Inventory is valued at the lower of cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of March 31, 2025, and 2024, the Company had no reserve for obsolete goods. The Company confirmed the loss of $2.2 million and $4.0 million of inventories for the nine months ended March 31, 2025 and 2024, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of March 31, 2025 and 2024, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of March 31, 2025, and June 30, 2024, the Company had customer deposits of $7,432,037 and $4,937,207, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	March 31,
	2025	2024
Net Loss for Basic Earnings Per Share	$(875,223)	$(10,901,284)
Basic Weighted Average Number of Shares	14,563,347	14,203,877
Net Loss Per Share – Basic	$(0.06)	$(0.79)
Net Loss for Diluted Earnings Per Share	$(875,223)	$(10,901,284)
Diluted Weighted Average Number of Shares	14,563,347	14,203,877
Net Loss Per Share – Diluted	$(0.06)	$(0.79)

	Nine Months Ended
	March 31,
	2025	2024
Net Loss for Basic Earnings Per Share	$(7,850,097)	$(18,055,480)
Basic Weighted Average Number of Shares	14,717,928	13,653,240
Net Loss Per Share – Basic	$(0.53)	$(1.32)
Net Loss for Diluted Earnings Per Share	$(7,850,097)	$(18,055,480)
Diluted Weighted Average Number of Shares	14,717,928	13,653,240
Net Loss Per Share – Diluted	$(0.53)	$(1.32)

Recent accounting pronouncements

The Company has evaluated all recently issued accounting pronouncements and does not believe any such pronouncements currently have, and does not expect such pronouncements to have, a material impact on the Condensed Consolidated Financial Statements on a prospective basis.

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income for each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the updated guidance to have a material impact on its disclosures.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows during the reporting period from July 1, 2024 through March 31, 2025 and may continue to incur operating losses and generate negative cash flows as the Company implements its future business plan. If the situation exists, there could be substantial doubts about the Company’s ability to continue as going concern.

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

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2025	2024
Raw materials	$3,504,946	$8,127,043
Supplies and packing materials	$243,261	$995,692
Work in progress	$169,600	$170,345
Finished goods	$28,882,948	$28,533,376
Total	$32,800,755	$37,826,456

The Company confirmed the loss of $2.2 million and $4.0 million of inventories for the nine months ended March 31, 2025 and 2024, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	June 30,
	2025	2024
Building and improvements	$37,020,258	$36,999,854
Auto	2,763,903	2,711,245
Machinery and equipment	18,254,830	18,713,182
Others	-	1,502,600
Total property, plant and equipment	58,038,991	59,926,881
Less: accumulated depreciation	(45,512,071)	(44,087,598)
Less: impairment	-	(1,817,991)
Total	$12,526,920	$14,021,292

For the nine months ended March 31, 2025, total depreciation expense was $1,598,333, decreased $274,165, or 14.6%, from $1,872,498 for the nine months ended March 31, 2024.

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2025	2024
Land use rights, net	$7,477,833	$7,624,558
Trademarks	5,703,078	5,688,599
Total	$13,180,911	$13,313,157

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,088,538). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $144,184). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land & Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,004,251). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	March 31,	June 30,
	2025	2024
Land use rights	$11,092,789	11,064,624
Less: accumulated amortization	(3,614,956)	(3,440,066)
Total land use rights, net	$7,477,833	7,624,558

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41,371,630 (or $5,703,079) and is subject to an annual impairment test.

	March 31,	June 30,
	2025	2024
Trademarks	$5,754,679	$5,740,068
Less: accumulated amortization	(51,601)	(51,469)
Total trademarks, net	$5,703,078	$5,688,599

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended March 31, are as follows:

Twelve Months Ended on March 31,	Expense ($)
2026	243,806
2027	221,511
2028	221,511
2029	221,511
2030	221,511

Digital assets

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine Bitcoin in West Texas. As of March 31, 2025, and June 30, 2024, the Company held digital assets with the amount of $0 and $53,693, respectively. The Company’s digital assets include Bitcoin only. Digital assets are classified on our balance sheet as current assets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed.

The Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Condensed Consolidated Statements of Operations each reporting period. As of March 31, 2025, the Company did not hold any digital assets.

The following table presents a roll-forward of total digital assets (including digital assets, restricted) for the nine months ended March 31, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Beginning balance: digital assets at June 30, 2024	$53,693
Addition of digital assets, mining proceeds	181,377
Addition of digital assets, other	-
Disposition of digital assets	(245,607)
Realized gain (loss) on digital assets	10,536
Unrealized gain (loss) on digital assets	-
Digital assets at March 31, 2025	$-

For the nine months ended March 31, 2025, the Company acquired $181,377 of digital assets through mining activities and disposed of $245,607 digital assets through the sale of digital assets. For the nine months ended March 31, 2025, the Company realized total gains on digital assets of $10,536.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets mainly include advance payments related to leasing land for use by the Company. As of March 31, 2025, the balance of other non-current assets was $12,389,739 and $1,883,761 was the lease fee advances for agriculture lands that the Company engaged in Shiquan County from 2027 to 2028.

In March 2017, Jinong entered into a lease agreement for approximately 3,400 mu, and 2600-hectare agriculture lands in Shiquan County, Shaanxi Province. The lease was from April 2017 and was renewable for every ten-year period up to 2066. The aggregate leasing fee was approximately RMB 13 million per annum, The Company had made 10-year advances of leasing fee per lease terms. The Company has amortized $1.4 million and $1.4 million as expenses for the nine months ended March 31, 2025 and 2024, respectively.

Estimated amortization expenses of the lease advance payments for the next three twelve-month periods ended March 31 and thereafter are as follows:

Twelve months ending March 31,
2026	$1,850,636
2027	$1,850,636
2028	$33,125

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	March 31,	June 30,
	2025	2024
Payroll and welfare payable	$164,664	$164,245
Accrued expenses	11,976,351	10,312,491
Other payables	4,605,825	4,317,791
Other levy payable	115,610	115,316
Interest payable	1,141	-
Total	$16,863,591	$14,909,843

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,515,175). For the nine months ended March 31, 2025 and 2024, Yuxing hadn’t sold any products to 900LH.com.

The amount due from 900LH.com to Yuxing was $6,385 and $0 as of March 31, 2025 and June 30, 2024, respectively.

As of March 31, 2025, and June 30, 2024, the amount due to related parties was $5,823,574 and $5,511,053, respectively.  As of March 31, 2025, and June 30, 2024, $964,950 and $962,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of March 31, 2025, and June 30, 2024, $2,336,693 and $2,336,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing. As of March 31, 2025, and June 30, 2024, $310,000 and $0, respectively were advances from Mr. Zhibiao Pan, the former Co-CEO of the Company. The advances were unsecured and non-interest-bearing.

As of March 31, 2025, and June 30, 2024, the Company’s subsidiary, Jinong, owed 900LH.com $0.

On July 1, 2024, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,860).

NOTE 10 – LOAN PAYABLES

As of March 31, 2025, the short-term and long-term loan payables consisted of ten loans which mature on dates ranging from June 24, 2025 through June 13, 2027 with interest rates ranging from 3.55% to 5.00%. No. 1 to 2 below were collateralized by Tianjuyuan’s land use right and building ownership right and guaranteed by the cash deposit. No. 3 and 4 were guaranteed by Jinong. No.5 was collateralized by Kingtone Information’s building ownership right. No. 6 to 8 below were collateralized by Jinong’s land use right and building ownership right. No. 9 to 10 were collateralized by Kingtone Information’s building ownership right and guaranteed by the legal representative of Yuxing.

No.	Payee	Loan period per agreement	Interest Rate	March 31, 2025
1	Beijing Bank -Pinggu Branch	June 28, 2024-June 27, 2025	3.95%	1,240,650
2	Beijing Bank -Pinggu Branch	July 31, 2024-June 27, 2025	3.95%	137,850
3	Huaxia Bank -HuaiRou Branch	June 28, 2024-June 28, 2025	3.65%	1,378,500
4	Pinggu New Village Bank	June 28, 2024-June 27, 2025	5.00%	964,950
5	Industrial Bank Co. Ltd	July 5, 2024-July 4, 2026	3.55%	419,064
6	Industrial Bank Co. Ltd	August 21, 2024-June 24, 2025	3.55%	937,380
7	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,378,500
8	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,378,500
9	Chang’An Bank	June 14, 2024-June 13, 2027	4.00%	1,964,363
10	Qinnong Bank	August 5, 2024-August 4, 2026	3.80%	2,757,000
	Total			$12,556,757

The interest expense from loans was $347,974 and $216,828 for the nine months ended March 31, 2025 and 2024, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made no provision for income taxes for the nine-month period ended March 31, 2025 and 2024.

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

On April 28, 2017, the PRC State of Administration of Taxation (SAT) released Notice 2017 #37, “Notice on Policy of Reduced Value Added Tax Rate,” under which, effective July 1, 2017, all the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 11% of the gross sales price. The tax rate was reduced by 2% from 13%.

On April 4, 2018, the PRC State of Administration of Taxation (SAT) released Notice 2018 #32, “Notice on Adjustment of VAT Tax Rate,” under which, effective May 1, 2018, all the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 10% of the gross sales price. The tax rate was reduced by 1% from 11%.

On March 20, 2019, the PRC State of Administration of Taxation (SAT) released Notice 2019 #39, “Announcement on Policies Concerning Deepening the Reform of Value Added Tax,” under which, effective April 1, 2019, all the Company’s fertilizer products that are produced and sold in the PRC are subject to a Chinese Value-Added Tax (VAT) of 9% of the gross sales price. The tax rate was reduced by 1% from 10%.

Income Taxes and Related Payables

	March 31,	June 30,
	2025	2024
VAT provision	$(783,267)	$(692,476)
Income tax payable	(2,133,175)	(2,127,759)
Other levies	603,625	590,875
Repatriation tax	29,010,535	29,010,535
Total	$26,697,718	$26,781,175

The provision for income taxes consists of the following:

	March 31,	March 31,
	2025	2024
Current tax	$(49,527)	$(10,828)
Deferred tax	-	-
Total	$(49,527)	$(10,828)

Significant components of deferred tax assets were as follows:

	March 31,	June 30,
	2025	2024
Deferred tax assets
Deferred tax benefit	32,935,924	32,804,190
Valuation allowance	(32,377,926)	(32,295,719)
Total deferred tax assets	$557,998	$508,471

Tax Rate Reconciliation

Our effective tax rates were approximately 0.6% and 0.1% for the nine months ended March 31, 2025 and 2024, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the nine months ended March 31, 2025 and 2024 for the following reasons:

March 31, 2025

	China 15% - 25%		United States 21%		Total
Pretax loss	$(6,257,263)		(1,642,362)		(7,899,624)

Expected income tax expense (benefit)	(1,564,316)	25.0%	(344,896)	21.0%	(1,909,212)
High-tech income benefits on Jinong	-	-	-		-
Losses from subsidiaries in which no benefit is recognized	1,514,789	-24.2%	-		1,514,789
Change in valuation allowance on deferred tax assets from US tax benefit	-	-	344,896	-21.0%	344,896
Actual tax expense	$(49,527)	0.8%	-	-	(49,527)	0.6%

March 31, 2024

	China 15% - 25%		United States 21%		Total
Pretax loss	$(15,060,332)		(3,005,976)		(18,066,308)

Expected income tax expense (benefit)	(3,765,083)	25.0%	(631,255)	21.0%	(4,396,338)
High-tech income benefits on Jinong	-	-	-		-
Losses from subsidiaries in which no benefit is recognized	3,754,255	-24.9%	-		3,754,255
Change in valuation allowance on deferred tax assets from US tax benefit	-	-	631,255	-21.0%	631,255
Actual tax expense	$(10,828)	0.1%	-	-	(10,828)	0.1%

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the nine months ended March 31, 2025 and March 31, 2024.

On April 23, 2025, the Company issued 1,323,376 shares of common stock to certain key employees pursuant to the Company’s 2023 Equity Incentive Plan.

As of July 10, 2025, there were 16,116,914 shares issued and 15,770,934 shares outstanding, compared to 14,793,538 shares issued and 14,793,538 shares outstanding as of June 30, 2024.

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

As of March 31, 2025, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

Share Repurchase Program

On January 21, 2025, the Board of Directors of the Company approved a share repurchase program authorizing up to 2,000,000 shares of its common stock, at a price not exceeding $3.00 per share. The Plan is designed to enhance shareholder value, optimize the Company’s capital structure, utilize excess cash in a tax-efficient manner, and signal management’s confidence in the Company’s long-term prospects. The repurchase program is expected to be completed by the end of 2025. Under the plan, the Company may repurchase shares from time to time through open market purchases, privately negotiated transactions, or other methods, in compliance with applicable securities laws.

We repurchased the following shares of common stock under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Not Yet Be Purchased Under the Plans of Programs	Dollar Value
January 1, 2025 to January 31, 2025	181,742	$1.03	181,742	1,818,258	$187,122
February 1, 2025 to February 28, 2025	164,238	1.29	164,238	1,653,020	211,404
March 1, 2025 to March 31, 2025	-	-	-	-	-
Total	345,980	$1.15	345,980	$1,653,020	$398,526

During the nine months ended March 31, 2025, the Company repurchased 345,980 shares of its common stock under an authorized share repurchase program for $398,526. All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on January 21, 2025.

During the nine months ended March 31, 2024, the Company did not repurchase any common stock.

NOTE 13 – CONCENTRATIONS AND LITIGATION

Market Concentration

Most of the Company’s revenue-generating operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

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

Vendor and Customer Concentration

None of the vendors accounted for over 10% of the Company’s purchase of raw materials and supplies for the nine months ended March 31, 2025 and 2024.

None of the customers accounted for over 10% of the Company’s sales for the nine months ended March 31, 2025 and 2024.

Litigation

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its former co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The Company has moved to dismiss the lawsuit, in which motion is pending.

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

NOTE 14 – SEGMENT REPORTING

As of March 31, 2025, the Company was organized into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenues from unaffiliated customers:
Jinong	$6,645,870	$7,534,076	$20,231,251	$23,634,474
Gufeng	15,674,534	22,544,062	28,867,388	41,174,493
Yuxing	2,465,314	2,467,916	7,218,409	7,262,819
Antaeus	-	392,263	181,746	1,064,507
Consolidated	$24,785,718	$32,938,317	$56,498,794	$73,136,293

Operating loss:
Jinong	$(1,982,076)	$(3,081,511)	$(5,310,209)	$(3,587,057)
Gufeng	1,786,127	(7,366,951)	(593,131)	(10,460,423)
Yuxing	193,484	139,072	633,491	(1,005,290)
Antaeus	(1,215)	5,398	(245,776)	(88,619)
Reconciling item (1)	(595,543)	(667,294)	(1,641,228)	(3,005,987)
Consolidated	$(599,223)	$(10,971,286)	$(7,156,853)	$(18,147,376)

Net loss:
Jinong	$(2,017,485)	$(3,078,870)	$(5,349,938)	$(3,509,256)
Gufeng	1,584,662	(7,406,821)	(1,152,563)	(10,586,404)
Yuxing	155,235	230,907	481,080	(913,113)
Antaeus	(960)	20,794	(186,315)	(40,732)
Reconciling item (1)	-	-	-	12
Reconciling item (2)	(596,675)	(667,294)	(1,642,361)	(3,005,987)
Consolidated	$(875,223)	$(10,901,284)	$(7,850,097)	$(18,055,480)

Depreciation and Amortization:
Jinong	$190,714	$193,079	$577,218	$572,897
Gufeng	178,629	183,444	545,030	549,055
Yuxing	188,594	189,812	568,677	561,453
Antaeus	-	125,130	192,466	350,347
Consolidated	$557,937	$691,465	$1,883,391	$2,033,752

Interest expense:
Jinong	$36,689	$35,530	$112,471	$91,046
Gufeng	38,153	39,931	113,360	125,782
Yuxing	45,820	-	121,003	-
Antaeus	-	-	-	-
Consolidated	$120,662	$75,461	$346,834	$216,828

Capital Expenditure:
Jinong	$837	$9,037	$57,916	$50,861
Gufeng	-	180	-	180
Yuxing	(522)	34,630	187,448	97,370
Antaeus	-	-	-	1,502,600
Consolidated	$315	$43,847	$245,364	$1,651,011

	As of
	March 31,	June 30,
	2025	2024
Identifiable assets:
Jinong	$62,292,063	$72,411,611
Gufeng	40,354,516	39,063,187
Yuxing	43,565,764	40,535,883
Antaeus	1,573,976	1,612,177
Reconciling item (1)	14,912,602	9,454,754
Reconciling item (2)	169,071	169,071
Consolidated	$162,867,992	$163,246,683

(1)	Reconciling amounts refers to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refers to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2024, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,860).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 2, 2023, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $41,558 and $42,018 as rent expenses from these committed property leases for the nine-month periods ended March 31, 2025 and 2024, respectively. The contingent rent expenses for the next five twelve-month periods ended March 31 are as follows:

Years ending March 31,
2026	$55,411
2027	55,411
2028	55,411
2029	55,411
2030	55,411

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

On November 30, 2017, the Company, through its wholly owned subsidiary Jinong, exit the VIE agreements with the shareholders of Zhenbai.

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIE (Yuxing) were included in the accompanying consolidated financial statements as of March 31, 2025 and June 30, 2024:

	March 31,	June 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$533,124	$668,213
Accounts receivable, net	420,800	451,599
Inventories	25,708,951	24,739,437
Inter co trans	4,693,630	2,062,500
Other current assets	107,894	98,636
Total current assets	31,464,399	28,020,385

Non-current assets
Plant, property and equipment, net	5,157,088	5,437,909
Intangible assets, net	6,944,277	7,077,589
Total non-current assets	12,101,365	12,515,498

Total assets	$43,565,764	$40,535,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,517	$12,485
Customer deposits	7,936	19,609
Accrued expenses and other payables	210,759	201,229
Amount due to related parties	40,412,673	40,511,642
Short-term loan	482,475	206,250
Total current liabilities	41,126,360	40,951,215

Non-current liabilities
Long-term loan	4,238,888	1,856,250
Total non-current liabilities	4,238,888	1,856,250

Total liabilities	$45,365,248	$42,807,465

Stockholders’ equity	(1,799,484)	(2,271,582)

Total liabilities and stockholders’ equity	$43,565,764	$40,535,883

	Three Months Ended March 31,
	2025	2024
Revenue	$2,465,314	$2,467,914
Expenses	2,310,078	2,237,007
Net income	$155,236	$230,907

	Nine Months Ended March 31,
	2025	2024
Revenue	$7,218,408	$7,262,818
Expenses	6,737,327	8,175,931
Net income (loss)	$481,081	$(913,113)

NOTE 17 – SUBSEQUENT EVENTS

Effective April 9, 2025, Mr. Daqing Zhu resigned from his position as a director of the Company. Consequently, he also resigned from his positions as Chairman of our Audit Committee, a member of our Nominating Committee, and a member of our Compensation Committee. The Board of Directors (the “Board”) accepted Mr. Zhu’s resignation.

Effective April 10, 2025, the Board, upon the recommendation of its Nominating Committee, appointed Mr. Tianping Cai to serve as a director on the Board of Directors of the Company. Mr. Cai has been appointed as Chairman of the Audit Committee and will also serve as a member of the Nominating Committee and the Compensation Committee of the Company’s Board. Mr. Cai has served as the Financial Director of Hong Kong Haoming International Group Limited, a medical device company based in Hong Kong, since 2024. From 2019 to 2023, he served as Director of Risk Management & Control at Sanya East Coast Real Estate Development Co., Ltd. Prior to that, from 2015 to 2019, he was an Internal Auditor at the same company. From 2013 to 2016, Mr. Cai was a Financial Accountant at Sanya Huali Real Estate Development Co., Ltd.

On June 13, 2025, the Company and Mr. Zhibiao Pan entered into a Mutual Rescission Agreement terminating the Stock Purchase Agreement originally executed on December 27, 2023. Consequently, the acquisition of Lonestar Dream Inc. was terminated.

On June 23, 2025, the Board of the Company, upon the recommendation of its Nominating Committee, appointed Mr. Jian Huang, a current member of the Board and the Company’s Executive Vice President, as Co-Chief Executive Officer of the Company, effective immediately. In his new role, Mr. Huang will lead the Company’s expansion into the blockchain and cryptocurrency sectors. Mr. Huang is an experienced investor in blockchains and crypto currencies. In 2017, he founded ChainVC, a digital asset fund focusing on the blockchain industry, and invested in a series of blockchain companies and digital asset funds including BitFund. Mr. Huang received an EMBA degree from the Guanghua School of Management of Peking University in 2018.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 86.9% and 88.6% of our total revenues for the nine months ended March 31, 2025 and 2024, respectively. Yuxing generated 12.8% and 9.9% of our revenues for the nine months ended March 31, 2025 and 2024, respectively. Yuxing serves as a research and development base for our fertilizer products. Antaeus generated 0.3% and 1.5% of our revenues for the nine months ended March 31, 2025 and 2024, respectively.

Fertilizer Products

As of March 31, 2025, we had developed and produced a total of 119 different fertilizer products in use, of which 81 were developed and produced by Jinong, 38 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	March 31,		Change 2024 to 2025
	2025	2024	Amount	%
	(metric tons)
Jinong	7,915	6,339	1,576	24.9%
Gufeng	31,901	45,506	(13,604)	-29.9%
	39,816	51,845	(12,028)	-23.2%

	Three Months Ended March 31,
	2025	2024
	(revenue per tons)
Jinong	$867	$1,183
Gufeng	493	494

	Nine Months Ended
	March 31,		Change 2024 to 2025
	2025	2024	Amount	%
	(metric tons)
Jinong	28,271	21,087	7,184	34.1%
Gufeng	58,581	83,184	(24,603)	-29.6%
	86,852	104,271	(17,419)	16.7%

	Nine Months Ended March 31,
	2025	2024
	(revenue per tons)
Jinong	$730	$1,116
Gufeng	496	492

For the three months ended March 31, 2025, we sold approximately 39,816 tons of fertilizer products, as compared to 51,845 metric tons for the three months ended March 31, 2024. For the three months ended March 31, 2025, Jinong sold approximately 7,915 metric tons of fertilizer products, as compared to 6,339 metric tons for the three months ended March 31, 2024. For the three months ended March 31, 2025, Gufeng sold approximately 31,901 metric tons of fertilizer products, as compared to 45,506 metric tons for the three months ended March 31, 2024.

For the nine months ended March 31, 2025, we sold approximately 86,852 metric tons of fertilizer products, as compared to 104,271 metric tons for the nine months ended March 31, 2024. For the nine months ended March 31, 2025, Jinong sold approximately 28,271 metric tons of fertilizer products, an increase of 7,184 metric tons, or 34.1%, as compared to 21,087 metric tons for the nine months ended March 31, 2024. For the nine months ended March 31, 2025, Gufeng sold approximately 58,581 metric tons of fertilizer products, a decrease of 24,603 metric tons, or 29.6% as compared to 83,184 metric tons for the nine months ended March 31, 2024.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 77.4% of our fertilizer revenue for the three months ended March 31, 2025. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (35.2%), Heilongjiang (13.4%), Liaoning (12.2%), Inner Mongolia (12.0%), and Shaanxi (4.6%).

As of March 31, 2025, we had a total of 637 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 609 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 29.4% of its fertilizer revenues for the three months ended March 31, 2025. Gufeng had 28 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 48.4% of its revenues for the three months ended March 31, 2025.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 89.6% of our agricultural products revenue for the three months ended March 31, 2025 were Shaanxi (84.2%), Beijing (2.8%), and Ningxia (2.6%).

Digital Assets Bitcoin

In March 2023, we established Antaeus Tech Inc. (“Antaeus”) and purchased mining machines to mine digital assets Bitcoin in the State of Texas. Through Antaeus, we expanded our activities in the mining of digital assets Bitcoin.

Recent Developments

New Products

During the three months ended March 31, 2025, Jinong launched 10 fertilizer products and added 4 distributors.

Cash Flows through Corporate Organization

We are a holding company, and we conduct most of our operations through our PRC subsidiaries, the VIE and one subsidiary in the United States. We plan to diversify our operations further in the future. For instance, we are currently working on integrating assets in the United States, which is part of our broader strategy to expand our global presence and operational capabilities. Cash is transferred through our organization in the following manner: (1) Within our corporate structure, the cross-border transfer of funds from the Company to its Chinese subsidiaries and controlled entities follows the laws and regulations of the PRC. The Company may make loans to its PRC subsidiaries subject to the approval, registration, and filing with governmental authorities and limitation of amount, or we may make additional capital contributions to our wholly foreign-owned subsidiaries in China; (2) the Company paid a dividend to its shareholders of $ 0.10 per share in 2015, and has paid none since then; (3) The Company relies on dividends and other distributions on equity paid by its PRC subsidiaries for its cash needs, to service any debt it may incur and to pay its operating expenses. For the operating companies in the PRC, they will first transfer funds to Green New Jersey in accordance with applicable laws and regulations of the PRC, and then Green New Jersey will transfer legally available funds to the Company. The Company may then distribute dividends to its shareholders in proportion to their respective shareholdings. The PRC Enterprise Income Tax Law and its implementing rules provide those dividends paid by a PRC entity to a nonresident enterprise for income tax purposes is subject to PRC withholding tax at a rate of 10%, subject to reduction by an applicable tax treaty with China. The Company and its subsidiaries generate and retain cash generated from operating activities and re-invest it in our business. (4) The ability of our entities in the PRC to distribute dividends is based upon their distributable earnings. Current PRC regulations permit companies to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. We currently do not have our own cash management policy and procedures that dictate how funds are transferred.

For the years ended June 30, 2022, 2023, 2024, and the period from July 1, 2024 to March 31, 2025, no assets other than cash were transferred between the Company and subsidiaries or the VIE, no subsidiaries paid dividends or made other distributions to the Company, and no dividends or distributions were paid to investors. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

For the years ended June 30, 2022, 2023, 2024, and the period from July 1, 2024 to March 31, 2025, Jinong provided loans of RMB 277,008,108 (or $42,887,780), RMB 58,405,570 (or $8,398,020), RMB 62,590,553 (or $8,692,388), and RMB 32,362,000 (or $4,490,982), respectively, to Gufeng, and received repayments of RMB 50,248,138 (or $7,779,668), RMB 642,570 (or $92,394), RMB 16,329,813 (or $2,267,835), and RMB 60,970,500 (or $8,461,079), respectively.

For the years ended June 30, 2022, 2023, 2024, and the period from July 1, 2024 to March 31, 2025, Jinong provided loans of RMB 20,110,000 (or $3,113,531), RMB 5,310,000 (or $763,514), RMB 10,100,000 (or $1,402,658), and RMB 15,620,000 ($2,167,639) respectively, to Yuxing, and received repayments of RMB 5,100,000 (or $789,608), RMB 1,800,000 (or $258,818), RMB 1,000,000 (or $138,877), and RMB 16,038,633 (or $2,225,734) respectively.

For the year ended June 30, 2024, Yuxing provided a loan of RMB 15,000,000 (or $2,083,155) to Gufeng. For the period from July 1, 2024, to March 31, 2025, Yuxing provided an additional loan of RMB 20,000,000 (or $2,775,466) to Gufeng. There were no other transactions between Yuxing and Jinong during the period from fiscal year 2022 through March 31, 2025.

For the years ended June 30, 2022, 2023, 2024, and the period from July 1, 2024 to March 31, 2025, Gufeng provided loans of RMB 3,872,772 (or $599,602), RMB 3,289,924 (or $473,052), RMB 10,670,066 (or $1,481,827), and RMB 590,815 (or $81,989), respectively, to Tianjuyuan, and received repayments of RMB 3,340,000 (or $517,116), RMB 2,895,550 (or $416,345), RMB 10,000,000 (or $1,388,770), and RMB 380,000 (or $52,734), respectively.

For the year ended June 30, 2022, a disposal consideration of RMB 8,500,000 (or $1,316,013) was paid by Wangtian (a discontinued entity) to Jinong.

For the year ended June 30, 2022, a disposal consideration of RMB 8,750,000 (or $1,354,719) was paid by Fengnong (a discontinued entity) to Jinong.

For the year ended June 30, 2022, a disposal consideration of RMB 3,200,000 (or $495,440) was paid by Jinyangguang (a discontinued entity) to Jinong.

For the year ended June 30, 2022, a disposal consideration of RMB 3,500,000 (or $541,888) was paid by Lishijie (a discontinued entity) to Jinong.

For the years ended June 30, 2022, 2023, 2024, and the period from July 1, 2024 to March 31, 2025, there were no asset transfers between the holding company and its subsidiaries in China.

For the year ended June 30, 2023, the holding company:

(i) provided a capital contribution of $3,001,000 to Antaeus,
(ii) reimbursed $7,500 to Antaeus for expenses paid by Antaeus on its behalf, and
(iii) received an interest-free loan of $50,000 from Antaeus.

No other asset transfers occurred between the holding company and Antaeus during the period from fiscal year 2022 through March 31, 2025.

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

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and which evolve rapidly. We are organized not as a Chinese operating company but as a Nevada holding company with operations conducted by our subsidiaries and through contractual arrangements with a variable interest entity (VIE) based in China. This structure (a Nevada corporation with operations conducted by a Chinese VIE) involves unique risks to investors. To our knowledge, this structure and the contracts with VIE have not been tested in court. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law generally prohibits direct foreign investment in local operating companies. Our shareholders may never hold equity interests in the Chinese operating companies. It is possible that those Chinese regulatory authorities could disallow this structure, which would likely result in a material change in our operations and a material change in the value of our Common Stock, including a potentially significant decline (or, in some cases, becoming worthless). As noted, these risks could result in a material change in our operations and the value of our securities and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, there remain uncertainties regarding the application, interpretation, and enforcement of new and existing laws and regulations in the PRC. Compliance with the complex and evolving PRC laws, regulations, and regulatory statements may be costly, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,

●	Results in negative publicity or increase our operating costs,

●	Require significant management time and attention, and

●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

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

 Results of Operations

Three Months ended March 31, 2025 Compared to the Three Months ended March 31, 2024.

	2025	2024	Change $	Change %
Sales
Jinong	$6,645,870	$7,534,076	(888,206)	-11.8%
Gufeng	15,674,534	22,544,062	(6,869,528)	-30.5%
Yuxing	2,465,314	2,467,916	(2,602)	-0.1%
Antaeus	-	392,263	(392,263)	-100.0%
Net sales	24,785,718	32,938,317	(8,152,599)	-24.8%
Cost of goods sold
Jinong	4,115,700	4,510,800	(395,100)	-8.8%
Gufeng	13,697,237	19,759,666	(6,062,429)	-30.7%
Yuxing	2,013,477	2,096,025	(82,548)	-3.9%
Antaeus	-	230,916	(230,916)	-100.0%
Cost of goods sold	19,826,414	26,597,407	(6,770,993)	-25.5%
Gross profit	4,959,304	6,340,910	(1,381,606)	-21.8%
Operating expenses
Selling expenses	1,716,374	1,855,189	(138,815)	-7.5%
General and administrative expenses	3,842,153	15,457,007	(11,614,854)	-75.1%
Change in fair value of Bitcoin	-	-	-	-
Total operating expenses	5,558,527	17,312,196	(11,753,669)	-67.9%
Loss from operations	(599,223)	(10,971,286)	10,372,063	-94.5%
Other income (expense)
Other income (expense)	(179,827)	108,443	(288,270)	-265.8%
Interest income	25,374	42,547	(17,172)	-40.4%
Interest expense	(121,802)	(75,461)	(46,341)	61.4%
Total other income (expense)	(276,255)	75,529	(351,784)	-465.8%
Loss before income taxes	(875,478)	(10,895,757)	10,020,279	-92.0%
Provision for income taxes	(255)	5,527	(5,783)	-104.6%
Net loss	(875,223)	(10,901,284)	10,026,062	-92.0%

Other comprehensive loss
Foreign currency translation gain (loss)	670,071	(2,163,484)	2,833,555	-131.0%
Comprehensive loss	$(205,152)	$(13,064,767)	12,859,616	-98.4%

 Net Sales

Total net sales for the three months ended March 31, 2025 were $24,785,718, a decrease of $8,152,599 or 24.8%, from $32,938,317 for the three months ended March 31, 2024. This decrease was mainly due to the decrease for Jinong and Gufeng’s net sales.

For the three months ended March 31, 2025, Jinong’s net sales decreased $888,206, or 11.8%, to $6,645,870 from $7,534,076 for the three months ended March 31, 2024. This decrease was mainly due to Jinong’s lower unit sales price in the last three months. Jinong’s revenue per ton is approximately $867 for the three months ended March 31, 2025, decreased 316 tons or 26.7%, as compared to 1,183 for the three months ended March 31, 2024.

For the three months ended March 31, 2025, Gufeng’s net sales were $15,674,534, a decrease of $6,869,528 or 30.5%, from $22,544,062 for the three months ended March 31, 2024. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 31,901 metric tons of fertilizer products for the three months ended March 31, 2025, decreased to 13,604 tons or 29.9%, as compared to 45,506 metric tons for the three months ended March 31, 2024.

For the three months ended March 31, 2025, Yuxing’s net sales were $2,465,314, a slight decrease of $2,602 or 0.1%, from $2,467,916 for the three months ended March 31, 2024.

For the three months ended March 31, 2025, Antaeus’s net sales were $0, a decrease of $392,263 or 100.0%, from $392,263 for the three months ended March 31, 2024. The decrease was mainly due to the Company’s strategic adjustment.

Cost of Goods Sold

The total cost of goods sold for the three months ended March 31, 2025 was $19,826,414, a decrease of $6,770,993, or 25.5%, from $26,597,407 for the three months ended March 31, 2024. The decrease was mainly due to lower sales.

Cost of goods sold by Jinong for the three months ended March 31, 2025 was $4,115,700, a decrease of $395,100, or 8.8%, from $4,510,800 for the three months ended March 31, 2024. The decrease in cost of goods was primarily due to lower sales in the last three months ended March 31, 2025.

Cost of goods sold by Gufeng for the three months ended March 31, 2025 was $13,697,237, a decrease of $6,062,429 or 30.7%, from $19,759,666 for the three months ended March 31, 2024. This decrease was primarily due to the 30.5% decrease in net sales in the last three months ended March 31, 2025.

For the three months ended March 31, 2025, the cost of goods sold by Yuxing was $2,013,477, a decrease of $82,548, or 3.9%, from $2,096,025 for the three months ended March 31, 2024. This decrease was primarily due to the decrease in product cost in the last three months ended March 31, 2025.

For the three months ended March 31, 2025, the cost of goods sold by Antaeus was $0, a decrease of $230,916, or 100.0%, from $230,916 for the three months ended March 31, 2024. The decrease to zero was due to no sales during the three months ended March 31, 2025.

Gross Profit

Total gross profit for the three months ended March 31, 2025 decreased by $1,381,606, or 21.8%, to $4,959,304, as compared to $6,340,910 for the three months ended March 31, 2024. Gross profit margin percentage was 20.3% and 19.3% for the three months Ended March 31, 2025 and 2024, respectively.

Gross profit generated by Jinong decreased by $493,106, or 16.3%, to $2,530,170 for the three months ended March 31, 2025 from $3,023,276 for the three months ended March 31, 2024. Gross profit margin percentage from Jinong’s sales was approximately 38.1% and 40.1% for the three months Ended March 31, 2025 and 2024, respectively. The decrease in gross profit margin percentage was mainly due to the increase in product costs.

For the three months ended March 31, 2025, gross profit generated by Gufeng was $1,977,297, a decrease of $807,099, or 29.0%, from $2,784,396 for the three months ended March 31, 2024. Gross profit margin percentage from Gufeng’s sales was approximately 12.6% and 12.4% for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, gross profit generated by Yuxing was $451,837, an increase of $79,946, or 21.5% from $371,891 for the three months ended March 31, 2024. The gross profit margin percentage was approximately 18.3% and 15.1% for the three months ended March 31, 2025 and 2024, respectively. The increase in the gross profit margin percentage was mainly due to the decrease in product costs.

For the three months ended March 31, 2025, gross profit generated by Antaeus was $0, a decrease of $161,347, or 100.0% from $161,347 for three months ended March 31, 2024. The gross profit margin was approximately 0% and 41.1% for the three months ended March 31, 2025 and 2024, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,716,374, or 6.9%, of net sales for the three months ended March 31, 2025, as compared to $1,855,189, or 5.6%, of net sales for the three months ended March 31, 2024, a decrease of $138,815, or 7.5%. The decrease in selling expense was caused by the decrease in marketing activities.

The selling expenses of Jinong for the three months ended March 31, 2025 were $ 1,620,375 or 24.4% of Jinong’s net sales, as compared to selling expenses of $ 1,752,617 or 23.3% of Jinong’s net sales for the three months ended March 31, 2024.

The selling expenses of Gufeng were $73,167 or 0.5% of Gufeng’s net sales for the three months ended March 31, 2025, as compared to $66,454 or 0.3% of Gufeng’s net sales for the three months ended March 31, 2024.

The selling expenses of Yuxing were $22,832 or 0.9% of Yuxing’s net sales for the three months ended March 31, 2025, as compared to $36,118 or 1.5% of Yuxing’s net sales for the three months ended March 31, 2024.

There were no selling expenses for Antaeus for the three months ended March 31, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $3,842,153, or 15.5% of net sales for the three months ended March 31, 2025, as compared to$15,457,007, or 46.9% of net sales for the three months ended March 31, 2024, a decrease of $11,614,854, or 75.1%. The decrease in general and administrative expenses was mainly due to lower general and administrative expenses for Gufeng and Jinong.

Jinong’s general and administrative expenses were $2,891,872 for the three months ended March 31, 2025, decreased $1,460,299 or 33.6%, as compared to $4,352,171 for the three months ended March 31, 2024. The decrease of Jinong’s general and administrative expenses was mainly due to the decrease of bad debt expense.

Gufeng’s general and administrative expenses were $118,003 for the three months ended March 31, 2025, decreased $9,966,890, or 98.8%, as compared to $10,084,893 for the three months ended March 31, 2024. The decrease of Gufeng’s general and administrative expenses was mainly due to the decrease of bad debt expense.

Yuxing’s general and administrative expenses were $235,521 for the three months ended March 31, 2025, increased $38,822, or 19.7%, as compared to $196,699 for the three months ended March 31, 2024.

Antaeus’s general and administrative expenses were $1,215 for the three months ended March 31, 2025, decreased $154,734, or 99.2%, as compared to $155,948 for the three months ended March 31, 2024. The decrease of Antaeus’s general and administrative expenses was mainly due to lower depreciation expenses for the three months ended March 31, 2025.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. The total other expense for the three months ended March 31, 2025 was $276,255, as compared to other income of $75,529 for the three months ended March 31, 2024. The difference was mainly due to the increase in non-operating expense with amount of $215,464 from $4,630 for the three months ended March 31, 2024 to $220,094 for the three months ended March 31, 2025.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred no income tax expenses for the three months ended March 31, 2025 and 2024.

Gufeng is subject to a tax rate of 25%, incurred no income tax expenses for the three months ended March 31, 2025 and 2024.

Yuxing incurred no income tax for the three months ended March 31, 2025 and 2024 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $(255) and $5,527 for the three months ended March 31, 2025 and 2024, respectively.

Net loss

Net loss for the three months ended March 31, 2025 was $(875,223), a decrease in loss of $10,026,062, or 92.0%, compared to net loss of $(10,901,284) for the three months ended March 31, 2024. Net loss as a percentage of total net sales was approximately -3.5% and -33.1% for the three months ended March 31, 2025 and 2024, respectively.

Nine Months Ended March 31, 2025 Compared to the Nine Months Ended March 31, 2024.

	2025	2024	Change $	Change %
Sales
Jinong	$20,231,251	$23,634,474	(3,403,223)	-14.4%
Gufeng	28,867,388	41,174,493	(12,307,105)	-29.9%
Yuxing	7,218,409	7,262,819	(44,410)	-0.6%
Antaeus	181,746	1,064,507	(882,761)	-82.9%
Net sales	56,498,794	73,136,293	(16,637,499)	-22.7%
Cost of goods sold
Jinong	12,699,650	16,099,697	(3,400,047)	-21.1%
Gufeng	25,249,053	35,953,277	(10,704,224)	-29.8%
Yuxing	5,921,666	6,015,793	(94,127)	-1.6%
Antaeus	215,773	748,275	(532,502)	-71.2%
Cost of goods sold	44,086,142	58,817,042	(14,730,900)	-25.0%
Gross profit	12,412,652	14,319,251	(1,906,599)	-13.3%
Operating expenses
Selling expenses	5,458,008	5,505,203	(47,195)	-0.9%
General and administrative expenses	14,111,497	26,961,424	(12,849,927)	-47.7%
Change in fair value of Bitcoin	-	-	-	-
Total operating expenses	19,569,505	32,466,627	(12,897,122)	-39.7%
Loss from operations	(7,156,853)	(18,147,376)	10,990,522	-60.6%
Other income (expense)
Other income (expense)	(499,043)	149,152	(648,195)	-434.6%
Interest income	104,246	148,744	(44,497)	-29.9%
Interest expense	(347,974)	(216,828)	(131,146)	60.5%
Total other income (expense)	(742,771)	81,068	(823,839)	-1016.2%
Loss before income taxes	(7,899,624)	(18,066,308)	10,166,684	-56.3%
Provision for income taxes	(49,527)	(10,828)	(38,699)	357.4%
Net Loss	(7,850,097)	(18,055,480)	10,205,383	-56.5%

Other comprehensive income (loss)
Foreign currency translation gain (loss)	96,499	1,705,539	(1,609,040)	-94.3%
Comprehensive loss	$(7,753,598)	$(16,349,941)	8,596,343	-52.6%

Net Sales

Total net sales for the nine months ended March 31, 2025 were $56,498,794, a decrease of $16,637,499 or 22.7%, from $73,136,293 for the nine months ended March 31, 2024. This decrease was primarily due to decrease in Jinong and Gufeng’ net sales.

For the nine months ended March 31, 2025, Jinong’s net sales decreased $3,403, 223, or 14.4%, to $20,231,251 from $23,634,474 for the nine months ended March 31, 2024. This decrease was mainly due to Jinong’s lower unit sales price in the last nine months. Jinong’s revenue per ton is approximately $730 for the nine months ended March 31, 2025, decreased $386 per ton or 34.6%, as compared to $1,116 for nine months ended March 31, 2024.

For the nine months ended March 31, 2025, Gufeng’s net sales were $28,867,388, a decrease of $12,307,105, or 29.9%, from $41,174,493 for the nine months ended March 31, 2024. This decrease was mainly due to the decrease in Gufeng’s sales volume in the last nine months. Gufeng sold 58,581 tons of products for the nine months ended March 31, 2025, comparing to 83,184 for the nine months ended March 31, 2024.

For the nine months ended March 31, 2025, Yuxing’s net sales were $7,218,409, a slight decrease of $44,410 or 0.6%, from $7,262,819 for the nine months ended March 31, 2024.

For the nine months ended March 31, 2025, Antaeus’s net sales were $181,746, a decrease of $882,761 or 82.9%, from $1,064,507 for the nine months ended March 31, 2024. The decrease was mainly due to the Company’s strategic adjustment.

Cost of Goods Sold

Total cost of goods sold for the nine months ended March 31, 2025 was $44,086,142, a decrease of $14,730,900, or 25.0%, from $58,817,042 for the nine months ended March 31, 2024. The decrease was mainly due to the decrease in Jinong and Gufeng’s cost of goods sold which decreased 14.4% and 29.9%.

The cost of goods sold by Jinong for the nine months ended March 31, 2025 was $12,699,650, a decrease of $3,400,047, or 21.1%, from $16,099,697 for the nine months ended March 31, 2024. The decrease in the cost of goods was primarily due to the 14.4% decrease in net sales during the last nine months.

Cost of goods sold by Gufeng for the nine months ended March 31, 2025 was $25,249,053, a decrease of $10,704,224, or 29.8%, from $35,953,277 for the nine months ended March 31, 2024. This decrease was primarily due to the 29.9% decrease in net sales during the last nine months.

For nine months ended March 31, 2025, cost of goods sold by Yuxing was $5,921,666, a decrease of $94,127, or 1.6%, from $6,015,793 for the nine months ended March 31, 2024. This decrease was mainly due to the 0.6% decrease in Yuxing’s net sales during the last nine months.

Cost of goods sold by Antaeus for the nine months ended March 31, 2025 was $215,773, a decrease of $532,502, or 71.2%, from $748,275 for nine months ended March 31, 2024. The decrease in the cost of goods was primarily due to lower sales during the last nine months.

Gross Profit

Total gross profit for the nine months ended March 31, 2025 decreased by $1,906,599, or 13.3%, to $12,412,652, as compared to $14,319,251 for the nine months ended March 31, 2024. Gross profit margin was 22.0% and 19.6% for the nine months ended March 31, 2025 and 2024, respectively.

Gross profit generated by Jinong decreased by $3,176 or 0.04%, to $7,531,601 for the nine months ended March 31, 2025 from $7,534,777 for the nine months ended March 31, 2024. Gross profit margin from Jinong’s sales was approximately 37.2% and 31.9% for the nine months ended March 31, 2025 and 2024, respectively. The increase in the gross profit margin was mainly due to lower product costs.

For the nine months ended March 31, 2025, gross profit generated by Gufeng was $3,618,335, a decrease of $1,602,881, or 30.7%, from $5,221,216 for the nine months ended March 31, 2024. Gross profit margin from Gufeng’s sales was approximately 12.5% and 12.7% for the nine months ended March 31, 2025 and 2024, respectively.

For the nine months ended March 31, 2025, gross profit generated by Yuxing was $1,296,743, an increase of $49,717, or 4.0% from $1,247,026 for the nine months ended March 31, 2024. The gross profit margin was approximately 18.0% and 17.2% for the nine months ended March 31, 2025 and 2024, respectively. The increase in gross profit percentage was mainly due to the decrease in product costs.

For the nine months ended March 31, 2025, gross profit generated by Antaeus was $(34,027), a decrease of $350,259, or 110.8% from $316,232 for the nine months ended March 31, 2024. The gross profit margin was approximately -18.7% and 29.7% for the nine months ended March 31, 2025 and 2024, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $5,458,008, or 9.7%, of net sales for the nine months ended March 31, 2025, as compared to $5,505,203, or 7.5% of net sales for the nine months ended March 31, 2024, a decrease of $47,195 or 0.9%.

The selling expenses of Jinong for the nine months ended March 31, 2025 were $5,136,167 or 25.4% of Jinong’s net sales, as compared to selling expenses of $5,236,479 or 22.2% of Jinong’s net sales for the nine months ended March 31, 2024.

The selling expenses of Gufeng were $262,592 or 0.9% of Gufeng’s net sales for the nine months ended March 31, 2025, as compared to $193,422 or 0.5% of Gufeng’s net sales for the nine months ended March 31, 2024.

The selling expenses of Yuxing were $59,249 or 0.8% of Yuxing’s net sales for the nine months ended March 31, 2025, as compared to $75,302 or 1.0% of Yuxing’s net sales for the nine months ended March 31, 2024.

The selling expenses of Antaeus were $0 of Antaeus’s net sales for the nine months ended March 31, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $14,111,497, or 25.0% of net sales for the nine months ended March 31, 2025, as compared to $26,961,424, or 36.9% of net sales for the nine months ended March 31, 2024, a decrease of $12,849,927, or 47.7%.

Jinong’s general and administrative expenses were $7,705,644 for the nine months ended March 31, 2025, increased $1,820,289 or 30.9%, as compared to $5,885,355 for the nine months ended March 31, 2024. The increase of Jinong’s general and administrative expenses was mainly due to the increase of bad debt expense.

Gufeng’s general and administrative expenses were $3,948,874 for the nine months ended March 31, 2025, decreased $11,539,343, or 74.5%, as compared to $15,488,217 for the nine months ended March 31, 2024.

Yuxing’s general and administrative expenses were $604,002 for the nine months ended March 31, 2025, decreased $1,573,011, or 72.3%, as compared to $2,177,013 for the nine months ended March 31, 2024. The decrease of Yuxing’s general and administrative expenses was mainly due to lower inventory impairment for the nine months ended March 31, 2025.

Antaeus’s general and administrative expenses were $211,750 for the nine months ended March 31, 2025, decreased $193,102, or 47.7%, as compared to $404,851 for the nine months ended March 31, 2024. The decrease of Antaeus’s general and administrative expenses was mainly due to lower depreciation expenses for the nine months ended March 31, 2025.

Total Other Income (Expenses)

Total other income (expenses) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expenses for the nine months ended March 31, 2025 was $742,771, as compared to the other income of $81,068 for the nine months ended March 31, 2024, an increase in expense of $823,839 or 1016.2%. The difference was mainly due to the increase in non-operating expenses with the amount of $516,730 from $4,630 for the nine months ended March 31, 2024 to expense of $521,360 for the nine months ended March 31, 2025.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong didn’t incur income tax expenses for the nine months ended March 31, 2025 and 2024.

Gufeng is subject to a tax rate of 25%, has no income tax expenses for the nine months ended March 31, 2025 and 2024.

Yuxing has no income tax for the nine months ended March 31, 2025 and 2024 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $(49,527) and $(10,828) for the nine months ended March 31, 2025 and 2024, respectively.

Net loss

Net loss for the nine months ended March 31, 2025 was $(7,850,097), a decrease of loss with amount of $10,205,383 or 56.5%, compared to $(18,055,480) for the nine months ended March 31, 2024. The decrease was mainly due to lower general and administrative expenses. Net loss as a percentage of total net sales was approximately -13.9% and -24.7% for the nine months ended March 31, 2025 and 2024, respectively.

Discussion of Segment Profitability Measures

As of March 31, 2025, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purposes, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net loss increased by $1,840,682, or 52.5%, to $(5,349,938) for the nine months ended March 31, 2025, from $(3,509,256) for the nine months ended March 31, 2024. The increase in net loss was principally due to lower net sales and higher general and administrative expenses.

For Gufeng, the net loss decreased by $9,433,841 or 89.1%, to $(1,152,563) for the nine months ended March 31, 2025, from $(10,586,404) for the nine months ended March 31, 2024. The decrease in net loss was principally due to the lower general and administrative expenses.

For Yuxing, the net loss of $(913,113) for the nine months ended March 31,2024, improved by $1,394,193 or 152.7% to net income of $481,080 for the nine months ended March 31, 2025. This turnaround was primarily attributable to reduced general and administrative expenses.

For Antaeus, the net loss increased by $145,582, or 357.4%, to $(186,315) for the nine months ended March 31, 2025, from $(40,732) for the nine months ended March 31, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of March 31, 2025, cash and cash equivalents were $48,792,729, a decrease of $9,979,858, or 17.0%, from $58,772,587 as of June 30, 2024.

We intend to use the net proceeds from our securities offerings, as well as other working capital if required, to acquire new businesses, upgrade production lines and complete Yuxing’s new greenhouse facilities for agriculture products located on 88 acres of land in Hu County, 18 kilometers southeast of Xi’an city. We believe that we have sufficient cash on hand and positive projected cash flow from operations to support our business growth for the next twelve months to the extent we do not have further significant acquisitions or expansions. However, if events or circumstances occur and we do not meet our operating plan as expected, we may be required to seek additional capital and/or to reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. Notwithstanding the foregoing, we may seek additional financing as necessary for expansion purposes and when we believe market conditions are most advantageous, which may include additional debt and/or equity financing. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

The following table sets forth a summary of our cash flow for the periods indicated:

	Nine Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(7,339,968)	$(7,316,276)
Net cash used in investing activities	(5,743,345)	(4,101,010)
Net cash provided by financing activities	3,242,621	1,330,251
Effect of exchange rate change on cash and cash equivalents	(139,166)	540,604
Net decrease in cash and cash equivalents	(9,979,858)	(9,546,431)
Cash and cash equivalents, beginning balance	58,772,587	71,142,188
Cash and cash equivalents, ending balance	$48,792,729	$61,595,756

Operating Activities

Net cash used in operating activities was $7,339,968, for the nine months ended March 31, 2025, a decrease of $23,692, or 0.3%, from cash used in operating activities of 7,316,276 for the nine months ended March 31, 2024.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2025 was $5,743,345, compared to cash provided by investing activities of $4,101,010 for the nine months ended March 31, 2024. The difference of $1,642,335 was mainly due to long-term investment with amount of $5,497,981 during the nine months ended March 31, 2025, comparing with $2,450,000 during the nine months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2025 was $3,242,621, an increase of $1,912,370, or 143.8% compared to $1,330,251 net cash provided by financing activities for the nine months ended March 31, 2024. The increase was mainly due to the proceeds from loans with amount of $7,077,439 during the nine months ended March 31, 2025, comparing with $2,778,662 during the nine months ended March 31, 2024.

As of March 31, 2025, and June 30, 2024, our loans payable was as follows:

	March 31,	June 30,
	2025	2024
Short-term loans payable:	$5,599,467	$7,466,250
Long-term loans payable:	6,957,290	1,856,250
Total	$12,556,757	$9,322,500

Accounts Receivable

We had accounts receivable of $22,429,490 as of March 31, 2025, as compared to $16,493,068 as of June 30, 2024, an increase of $5,936,422, or 36.0%.

Allowance for doubtful accounts in accounts receivable as of March 31, 2025 was $28,364,739, an increase of $5,623,043, or 24.7%, from $22,741,696 as of June 30, 2024. And the allowance for doubtful accounts as a percentage of accounts receivable was 55.8% as of March 31, 2025 and 58.0% as of June 30, 2024.

Deferred assets

We had deferred tax assets of $557,998 as of March 31, 2025, and $508,471 of June 30, 2024. During the nine months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market share. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately.

 Inventories

We had inventories of $32,800,755 as of March 31, 2025, as compared to $37,826,456 as of June 30, 2024, a decrease of $5,025,701, or 13.3%. The decrease was primarily due to Gufeng’s inventory. As of March 31, 2025, Gufeng’s inventory was $6,363,652, compared to $11,225,115 as of June 30, 2024, a decrease of $4,861,463, or 43.3%. The company confirmed the loss of $2.1 million and $4.0 million of inventories for the nine months ended March 31, 2025 and 2024, respectively.

Advances to Suppliers

We had advances to suppliers of $15,453,915 as of March 31, 2025 as compared to $12,110,034 as of June 30, 2024, representing an increase of $3,343,881, or 27.6%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the future price of raw material, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such an estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,547,259 as of March 31, 2025 as compared to $1,685,725 as of June 30, 2024, representing a decrease of $138,465, or 8.2%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $7,432,037 as of March 31, 2025 as compared to $4,937,207 as of June 30, 2024, representing an increase of $2,494,830, or 50.5%. The increase was mainly attributable to Gufeng’ $6,675,175 unearned revenue as of March 31, 2025, compared to $4,391,668 unearned revenue as of June 30, 2024, increased $2,283,507, or 52.0%, caused by the advance deposits made by clients. This increase was due to seasonal fluctuation, and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determined, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Our revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

Cash and cash equivalents

For statements of cash flows purposes, we consider all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Accounts receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Any accounts receivable of Jinong and Gufeng that are outstanding for more than 180 days will be accounted as an allowance for bad debts, and any accounts receivable of Yuxing that are outstanding for more than 90 days will be accounted as an allowance for bad debts.

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

As of March 31, 2025, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). For financial reporting purposes, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of March 31, 2025, our accumulated other comprehensive loss was $26 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2024 and March 31, 2025, China’s currency increased by a cumulative 0.2% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of March 31, 2025 and June 30, 2024 was $5.6 million and $7.5 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended March 31, 2025. The original loan term on average is one year, and the remaining average life of the short-term-loans is approximately four months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered any hedging transactions to reduce our exposure to interest rate risk.

Credit Risk

We have experienced higher credit risk than usual since 2020. With the impact of COVID-19 pandemic, the overdue outstanding accounts receivable increased significantly compared with the years prior to the pandemic. Our accounts receivables are typically unsecured and are mainly derived from revenues earned from customers in the PRC. Most of our customers are individuals and small and medium-sized enterprises (“SMEs”), which may not have strong cash flows or be well capitalized. They may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. Many of the SMEs that we work with cannot weather COVID-19 and the resulting economic impact, or they cannot resume business as usual after a prolonged outbreak. Numerous distributors encountered significant difficulties and/or hardships in their businesses amid the pandemic. Even through our receivables are monitored regularly by our credit managers, the bad debts expenses have been higher in the recent five years comparing with the years before 2020.

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

Risk of epidemics, pandemics, or other outbreaks

The outbreak of COVID-19 has adversely affected, and in the future it or other epidemics, pandemics or outbreaks may adversely affect our operations. This is or may be due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our products and services, and credit losses when customers and other counterparties fail to satisfy their obligations to us. We share most of these risks with all businesses.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended March 31, 2025 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no fault in the payment of principal, interest, sinking or purchase fund installment, or any other material fault, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company’s Current Reports on Form 8-K filed on June 13, 2025 (Lonestar termination) and June 23, 2025 (Co-CEO appointment) are incorporated by reference herein.

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENLIGHTIFY, INC.

Date: July 10, 2025	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: July 10, 2025	By:	/s/ Jian Huang
	Name:	Jian Huang
	Title:	Co-Chief Executive Officer
(principal executive officer)

Date: July 10, 2025	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.