Form 10-K
period 2025-06-30
Enlightify Inc.
filed 2025-10-21
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-34260

ENLIGHTIFY INC.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,312,744 as of December 31, 2024, based on the closing price $1.03 of the Company’s common stock on such date.

The number of outstanding shares of the registrant’s common stock on October 21, 2025, was 15,769,434.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED June 30, 2025

i

PART I

Item 1. Business

Enlightify Inc., a Nevada corporation (‘we” or “the Company”), formerly known as “China Green Agriculture Inc.”), is primarily engaged in the research, development, production, and sale of various types of fertilizers and agricultural products through its wholly owned subsidiaries, Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (“Jinong”), and Beijing Gufeng Chemical Products Co., Ltd., (“Gufeng”) in the People’s Republic of China (“PRC”), all of which are engaged in fertilizer production. Also, Tianjuyuan Fertilizer Co. Ltd (“Tianjuyuan”) is a subsidiary of Gufeng. In addition, we operate through variable interest entity (the “VIE”), Xi’an Hu County Yuxing Agriculture Technology Development Co., Ltd. (“Yuxing”), which is engaged in agricultural products production in PRC.

Our primary business is fertilizer products, specifically humic acid-based compound fertilizer produced through Jinong; and compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers, and mixed organic-inorganic compound fertilizer produced through Gufeng. In Yuxing, we develop and produce agricultural products such as top-grade fruits, vegetables, flowers, and colored seedlings. Besides agriculture, since March 2023, we have started to purchase digital assets mining machines and established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware to mine digital assets, specifically Bitcoin, in the State of Texas. Through Antaeus, we produce or “mine” digital assets Bitcoin with a focus on the blockchain ecosystem and the generation of digital assets.

As our core business, we generated $65,352,572 and $85,144,156 in fertilizer production, or 86.8% and 88.8% of our total revenues for the years ended June 30, 2025 and 2024, respectively. Our total annual production capacity was 555,000 metric tons as of June 30, 2025.

As of June 30, 2025, we sold our products through a network of 639 regional distributors covering 22 provinces, 4 autonomous regions, and 4 central government-controlled municipalities in China. We do not rely on any single distributor. Our top five distributors accounted for approximately 21.4% of our fertilizer revenues for the fiscal year ended June 30, 2025.

As of June 30, 2025, we have developed 111 different fertilizer products. We conduct our research and development activities through Yuxing, VIE associated with Jinong, which tests new fertilizers and grows high-quality flowers, vegetables, and seedlings for commercial sales.

During the fiscal years ended June 30, 2025 and 2024, our revenues were $75,284,871 and $95,845,788, respectively; our net loss for these periods was $(15,602,160) and $(28,405,315), respectively.

Recent Developments

Establishment of Crypto Currency Mining Business

On March 13, 2023, the Company established Antaeus Tech Inc. under the laws of the state of Delaware. From April 10, 2023, Antaeus started to purchase Bitmain Antminer S19 Pro mining machines and began mining crypto currency in West Texas.

On December 27, 2023, the Company entered into a Stock Purchase Agreement with Mr. Zhibiao Pan for the purchase by the Company from Mr. Zhibiao Pan of all the outstanding stock of Lonestar Dream, Inc., a Delaware corporation (“Lonestar”). Mr. Zhibiao Pan served as the Co-Chief Executive Officer of the Company from August 2022 to November 2024 and is the sole shareholder of Lonestar. On June 13, 2025, the Company and Mr. Pan entered into a Mutual Rescission Agreement terminating the Stock Purchase Agreement. Consequently, the acquisition of Lonestar was terminated.

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

On March 9, 2009, the Company’s common stock was listed on the NYSE MKT, formerly known as NYSE Amex Equities under the trading symbol “CGA”. On December 4, 2009, the Company voluntarily ceased trading its common stock on the NYSE Amex Equities and transferred its listing to the New York Stock Exchange (“NYSE”) on December 7, 2009. The Company’s ticker symbol remained “CGA.”

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

On December 27, 2023, the Company entered into a Stock Purchase Agreement with Mr. Zhibiao Pan for the purchase by the Company from Mr. Zhibiao Pan of all the outstanding stock of Lonestar Dream, Inc., a Delaware corporation (“Lonestar”). Mr. Zhibiao Pan served as the Co-Chief Executive Officer of the Company from August 2022 to November 2024 and is the sole shareholder of Lonestar. On June 13, 2025, the Company and Mr. Pan entered into a Mutual Rescission Agreement terminating the Stock Purchase Agreement. Consequently, the acquisition of Lonestar was terminated.

On November 25, 2024, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to change its corporate name to Enlightify Inc. (the “Name Change”). In connection with the Name Change, the Company’s common stock commenced its trading on NYSE under the new ticker symbol “ENFY” on November 26, 2024. Concurrently, Green Agriculture Holding Corporation was renamed to ENFY US Inc.

Our principal executive offices are located at 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, People’s Republic of China 710065, and our telephone number is +86-29-88266368. Our website address is www.cgagri.com. The Company routinely posts important information on its website.

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

Although these agreements allow the Company to exert effective control over the VIE, the Company owns no direct equity interest in it, and any increase in the value of the VIE will accrue to the benefit of the shareholders of the VIE, and not the Company. We depend on the VIE to hold and maintain agriculture products contracts with our customers. Although we believe that that each contract with the VIE is valid, binding, and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over the VIE as direct ownership would be. In addition, the VIE could breach the contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly considering uncertainties in the PRC legal system. The VIE may also seek to renew its agreements on terms that are disadvantageous to us. Although we have entered into a series of agreements that provide us with substantial ability to control the VIE, we may not succeed in enforcing our rights under them as far as our contractual rights and legal remedies under PRC law are inadequate. If we are unable to renew these agreements on favorable terms when these agreements expire or enter into similar agreements with other parties, our business may not be able to operate or expand, and our operating expenses may significantly increase. In addition, although we do not rely on revenues of the VIE, the VIE structure is subject to uncertainty amid the PRC’s changing legislative practice. In January 2015, China’s Ministry of Commerce unveiled draft legislation that could change how the government regulates corporate structures, especially for VIEs controlled by foreign investments. Instead of looking at “ownership,” the draft law focuses on the entities or individuals who control a VIE. If a VIE is deemed to be controlled by foreign investors, it may be barred from operating in restricted sectors or the prohibited sectors listed on a “negative list,” where only companies controlled by Chinese nationals could operate, even if structured as VIEs. If the draft law is implemented in any form, and the Company’s business is characterized as one of the “restricted” or “prohibited” sectors, the VIE may be barred from operation, which would materially adversely affect our business.

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

For the years ended June 30, 2024 and 2025, no assets other than cash were transferred between the Company and subsidiaries or the VIE, no subsidiaries paid dividends or made other distributions to the Company, and no dividends or distributions were paid to investors. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

For the years ended June 30, 2024, and 2025, Jinong provided loans of RMB 62,590,553 (or $8,692,388), and RMB 56,488,981 (or $7,831,665), respectively, to Gufeng, and received repayments of RMB 16,329,813 (or $2,267,835), and RMB 94,880,500 (or $13,154,287), respectively.

For the years ended June 30, 2024, and 2025, Jinong provided loans of RMB 10,100,000 (or $1,402,658), and RMB 15,740,000 ($2,182,203) respectively, to Yuxing, and received repayments of RMB 1,000,000 (or $138,877), and RMB 20,838,633 (or $ 2,889,080) respectively.

For the year ended June 30, 2024, and 2025, Yuxing provided a loan of RMB 15,000,000 (or $2,083,155) and RMB 20,000,000 (or $2,772,812), respectively, to Gufeng, and received repayments of RMB 0 (or $0), and RMB 997,500 (or $138,294), respectively. There were no other transactions between Yuxing and Jinong during the period from fiscal year 2024 through 2025.

For the years ended June 30, 2024, and 2025, Gufeng provided loans of RMB 10,670,066 (or $1,481,827), and RMB 695,413 (or $96,412), respectively, to Tianjuyuan, and received repayments of RMB 10,000,000 (or $1,388,770), and RMB 420,000 (or $58,229), respectively.

For the years ended June 30, 2024, and 2025, there were no asset transfers between the holding company and its subsidiaries in China.

No other asset transfers occurred between the holding company and Antaeus during the period from fiscal year 2024 through 2025.

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

Most of the Company’s assets are located in China, and all its directors and officers other than Mr. Zhibiao Pan are residents of China. All or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state. Even if an investor were successful in such an action, the costs and time involved in enforcement of the judgment in China may make it impracticable.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our director and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Fertilizer Industry Analysis

Fertilizer Market in China

Influenced by the sluggish demand in domestic and international fertilizer markets, China’s fertilizer market is in a downturn during this fiscal year. In terms of production, the growth of fertilizer output has remained limited during the fiscal year. Meanwhile, large inventories of fertilizer have placed downward pressure on prices. Market prices of the raw material have been volatile; the price of fertilizer is uncertain and can be hard to increase. In terms of domestic consumption, though grain prices have increased to some extent, the domestic consumption capacity is limited; as for export, international markets have been depressed continuously, resulting from the declines in export prices. During this fiscal year, the fertilizer industry has been in a downward trend as profits have been compressed again, and the losses of enterprises are enlarged. Under the pressure of sluggish growth in the fertilizer market, industrial restructuring, merger, and reorganization activity in the industry have increased, reducing the number of enterprises in the market. At the same time, the production equipment and technological level have largely improved: coal-water slurry gasification technology, powdered coal pressure gasification technology, large sulfur-based compound fertilizer technology and beneficiation technology of mid-low-grade phosphate have been widely used, while new fertilizer products such as slow controlled release fertilizer and microbial fertilizer have been rapidly developed and have resulted in significant market expansion. In the last few years, as the growth of China’s economy has gradually slowed down and the risk of economic downturn has therefore increased, the government has adopted various measures to maintain the growth and the Company needs structural adjustment and growth pattern transformation.

On the one hand, the government’s support for agricultural production includes intensive agricultural investment, subsidies, and minimum purchasing price increases for farm products. China has seen another bumper year of grain production, while increased fertilizer consumption remains highly uncertain. The country has achieved consecutive years of rising grain harvests since the founding of the People’s Republic of China in 1949. As the concentration of the fertilizer industry has steadily improved, the influence of key enterprises on the market has increased, which has appeared to help ease the weakened market volatility. On the other hand, the current oversupply problem is difficult to solve. Mechanisms of price reform for raw materials (such as coal, natural gas, sulfur phosphate ore, etc.) are accelerating, which has caused pressure on production costs. If a stricter export tariff policy is to last indefinitely, the external economic situation may limit the operation and expansion of fertilizer enterprises in international markets.

The interaction of the above factors has complicated the situation in fertilizer markets since 2017. The overall growth rate of this industry has continually slowed down, and the market has fluctuated violently. The transformation of China’s fertilizer industry from a quantitative growth pattern to a qualitative growth pattern is irreversible. The centralization of production, high-end oriented products, service-oriented marketing, and market-oriented raw materials have dominated the developments in the fertilizer market.

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

In addition, heavy use of chemical fertilizers can create “fertilizer burn,” the over-fertilization of a single nutrient such as nitrogen, which can dry roots and suspend crop growth due to the upset of balance in compound salts and soil acidification. Another drawback caused by chemical fertilizers is that soil is easily depleted by irrigation, rainfall, and flooding. In addition, the production of chemical fertilizers consumes a great deal of natural resources. For example, the production of synthetic ammonia, a common chemical fertilizer, comprises about 5% of the world’s natural gas consumption.

Organic fertilizers, on the other hand, improve the biodiversity and long-term productivity of soil. Organic nutrients increase the abundance of soil organisms by providing organic micronutrients. Unlike chemical fertilizers, organic fertilizer nutrients are diluted with better solubility. It requires less application on soil to reach the same result as chemical fertilizers, which maintains soil fertility and avoids the runoff caused by components like soluble nitrogen and phosphorus. However, the composition of organic fertilizer is more complex and costly than chemical products. As an alternative to pure chemical fertilizer use, farmers can also use inorganic fertilizer supplemented with a small portion of organic fertilizers.

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

The “Green Food” Industry in the PRC

The rise of the PRC industry for food free from pollutants or harmful chemicals, or “green food,” raises the demand for organic fertilizers. “Green Food,” the certificate for agricultural products promoted by the Chinese Government, is positioned between ordinary agricultural food from common farming practice and organic food and has two levels: “AA Green Food” and “A Green Food.” The “AA Green Food” standard indicates products that are equal to those of organic agriculture. Since the market for organic agricultural products in China has huge potential, it is forecasted that the increase of organic agricultural products consumption in China will exceed that of the average organic agricultural products consumption in the world in the next few years. The market for Chinese organic agricultural products reached USD 5 billion in 2015, with an incremental 20 percent increase year over year during the following years.

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

Fertilizer Growth Strategy

We believe that our increased production capacity and our research and development capability, along with the new sales segment, will help us to benefit from the anticipated growth of the PRC fertilizer market. We expect to expand sales and increase revenues through the following strategies:

☐ Expand Capacity and Diversify Product Offerings. Our current annual fertilizer production capacity is 555,000 metric tons and our production portfolio of fertilizers includes 111 products. In the future, we will expand our existing production lines, develop new products, and acquire certain PRC fertilizer manufacturers that complement our product lines.

☐ Capitalize on Synergies Created by Research and Development Efforts. Regarding the construction of Yuxing’s research and development center, we have established 98 sunlight greenhouses and six “intelligent” greenhouses. We expect the Yuxing facility to help us shorten the fertilizer market cycle by providing an advanced testing field for new products which are manufactured by Jinong. In addition, by making efforts in research and development, we expect to simultaneously facilitate the production of superior agricultural products, such as flower bulbs, flowers, fruits, and vegetables, which would eventually increase revenues.

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

Products

Our principal products are our own fertilizers, which consist of liquid, granular and powdered fertilizers and various kinds of compound fertilizers developed to increase crop yields. We can manufacture 111 fertilizer products from humic acid-based fertilizers to compound fertilizers. In Yuxing, we produce high quality agricultural products such as fruits, vegetables, and flowers for commercial sales. In our sales segment, we sell various products such as fertilizers, pesticides, and seeds. These products are either manufactured by us or by other manufacturers.

Fertilizer Products

Fertilizer manufacturing is our core business, which accounts for approximately 86.8% of total revenues. The self-manufactured fertilizers are produced and sold through Jinong and Gufeng. We believe that Jinong utilizes one of the most advanced automated humic acid production lines in China. Humic acid is a complex with natural, organic ingredients essential to make soil fertile. Humic acid-rich material, such as peat, lignite or weathered coal generating naturally from decomposed plant or animal remains, is one of the major organic constituents for soil composition. Humic acid exhibits a high capacity for cation exchange (a chemical process in which cations of like charge are exchanged equally between a solid and a solution), which serves to chelate plant nutrient elements and release them as the plant requires. The chelation process prevents leaching of nutrients by holding them in the soil solution. Moreover, humic acids can bind soil toxins along with plant nutrients, thereby strongly stabilizing soil. The regular use of humic acid organic liquid compound fertilizer can effectively reduce the use of chemical fertilizer, insecticide, herbicide, and water. This mechanism contributes to environmental protection by preventing contamination of water sources caused by runoff.

In nature, humic acid improves soil structure and aeration, nutrient absorption, and water retention. It also increases soil’s buffering capacity against fluctuations in PH levels and reduces soil crusting and erosion from wind and water as well as radical toxic pollutants. Humic acid promotes the development of root systems, seed germination, and overall plant growth. It also enhances health, resilience, and overall appearance of plants. We believe there is no synthetic material currently known to match humic acid’s effectiveness and versatility.

The pure humic acid used in our fertilizers is distilled and extracted from weathered coal by way of alkaline digestion and acid recrystallization. Our Jinong fertilizers are principally used as a foliar fertilizer (a liquid, water-soluble fertilizer applied to a plant’s foliage by a fine spray, so the plant absorbs the nutrients through its leaves), through spraying directly on soil or injecting into the irrigation systems. Benefits of using our products are to stimulate the growth and yield of plants, protecting them from drought, disease, and temperature damage while improving soil structure and fertility.

Gufeng and Tianjuyuan produce compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers, and mixed organic-inorganic compound fertilizer. Gufeng sells its products under four brands: “KEBA,” “Mei Er An,” “Huang Cheng Gen” and “SPR HOP,” which are all registered trademarks in the PRC. Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” which are both PRC registered trademarks.

We have a multi-tiered product line of 111 fertilizer products, covering humic acid-based compound fertilizer produced through Jinong, and organic/inorganic compound fertilizer through Gufeng.

During the fiscal years ended June 30, 2025 and 2024, we recorded $65,352,572 and $85,144,156, respectively, in gross revenues from sales of our fertilizer products, representing 86.8% and 88.8% of our total revenues for such periods. Gufeng and Tianjuyuan manufacture a total of 38 fertilizer products. 50.6% of Gufeng’s fertilizer revenue came from humic acid compound fertilizers and 49.4% from compound fertilizer for the fiscal year ended June 30, 2025.

Agricultural Products

Our subsidiary, Yuxing, a VIE associated with Jinong, produces top-grade fruits, vegetables, flowers, and colored seedlings for commercial sale. The gross revenues from the sales of our agricultural products for the fiscal years ended June 30, 2025 and 2024, were $9,750,553 and $9,416,451, respectively, representing 13.0% and 9.8% of our total revenues, respectively.

Yuxing was originally established to be the research and development base for humic acid fertilizers produced by Jinong. By simulating the growing conditions and cycles of various plants, such as flowers, vegetables, and seedlings, Yuxing regularly conducts experimental testing to enhance the efficacy of our new fertilizers.

Fertilizer Manufacturing Process

Our production lines employ scientifically designed production procedures and strict quality control systems to ensure high quality in our products. These production lines are fully automated and operated by a central control system with minimal manual input by technicians. The machinery and vats for the line are supplied by a local medical machinery manufacturer, and automatic control systems were developed by us. Our access management system always protects the proprietary ingredient mixes from any unauthorized use. Our computer server is connected to the electronic scales on each of the material input bins to ensure that the exact quantity of each element or ingredient is delivered correctly, thus maintaining product quality and reducing waste. Our production line producing liquid fertilizer and powered fertilizer is centrally controlled by a wireless panoramic audio and video monitoring system that allows connectivity with mobile terminals such as cell phones.

In Jinong, we operate a 6,495 square meters (69,911 square feet) facility that manufactures liquid fertilizer products and a 13,803-square meters (148,576 square feet) facility that produces liquid and highly concentrated (powdered) fertilizers. Jinong’s total annual production capacity at these facilities is 55,000 metric tons.

In Gufeng and Tianjuyuan, we operate eight manufacturing facilities located in No. 6 Mafang Logistics Park, Pinggu, Beijing. These facilities produce various kinds of fertilizers and have a total annual production capacity of 500,000 metric tons.

The manufacturing techniques utilized by Gufeng include extruder granulation, rotary drum steam granulation, urea-based spraying granulation, and resin-coated sustained release, which enable Gufeng to effectively meet the production requirements of all different compound fertilizers. To ensure high quality, Gufeng and Tianjuyuan employ strict quality controls from the raw materials purchases to the products sales to end users.

We produced and sold a total of approximately 113,501 metric tons of fertilizer products during the fiscal year ended June 30, 2025.

Raw Materials and Suppliers

Fertilizer Products

Among the three materials utilized to produce humic acid (weathered coal, lignite, and peat), we have chosen weathered coal as a key raw material because it is abundant and economical for production. We have been sourcing the humic acid from different regions including Shaanxi and Shanxi provinces, and Inner Mongolia Autonomous Region.

In addition to weathered coal, we use approximately 50 different components in our production process, including elements such as sodium, calcium, zinc, iron, and potassium, all of which can be readily obtained from local markets. We utilize spectral analysis technology to select raw materials with the best quality, and we have specially trained buyers to ensure the consistency of raw materials procured.

The fertilizer products that Gufeng and Tianjuyuan manufacture incorporate over 50 different raw materials, including coal, sulfuric acid, and NPK (nitrogen, phosphorus, and potassium) related compounds such as amide and hydro nitrogen. Gufeng sources these supplies largely from neighboring provinces and regions, such as Hebei and Shaanxi provinces, and the Municipality of Beijing, for the economical transportation costs.

Our products are packaged in bottles, bags, and boxes. Each type of packaging material, along with packaging labels, is readily available for purchase from manufacturers in Shaanxi, Beijing, Shandong, and Zhejiang provinces.

Agricultural Products

The plants that generate our top-grade flowers and multi-colored seedlings are mainly planted and cultivated in research and development facilities maintained by Yuxing. We purchase seeds of green vegetables and fruits from agricultural companies, such as RijkZwaan Company, which imports seeds from foreign markets, including Holland. We cultivate our agricultural products by applying fertilizers produced by Jinong.

Inventory

For our fertilizer products, our efficient production methods allow us to maintain appropriate inventory levels, which keep inventory costs reasonable. We purchase raw materials and packaging materials based on demand and business forecasts. Products, in various formulas and different batches, with customized volumes, are shipped to distributors and users after production in response to orders we receive.

For our agricultural products, we maintain corresponding inventory to both the anticipated demand from customers and other needs, as we often use certain agricultural products to serve our product testing base for research and development purposes.

Seasonality

The peak season to sell fertilizer products is from January through June. However, during the fiscal year ended June 30, 2025, Jinong did not experience significant seasonal variation with respect to its fertilizer sales since approximately 53.1% of its annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring). Usually, Gufeng’s sales of compound fertilizer undergoes significant seasonal variation in China. Correspondingly, during the fiscal year ended June 30, 2025, Gufeng experienced seasonal variation. 64.1% of Gufeng’s annual sales revenue occurred in the third fiscal quarter (winter) and the fourth fiscal quarter (spring).

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

The peak selling season for our agricultural products is from October until March, namely our second fiscal quarter (fall) and the third fiscal quarter (winter). This is primarily due to the strong demand for high-end fruits and decorative flowers during the holiday season.

Marketing, Distribution and Customers

Overview

We currently market our own fertilizer products to private wholesalers and retailers of agricultural farm products in 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. For the fiscal year 2025, the following five PRC provinces collectively accounted for 65.2% of our fertilizer manufacturing revenue: Hebei (26.9%), Heilongjiang (11.9%), Liaoning (9.5%), Shaanxi (8.7%), and Inner Mongolia (8.2%). We believe this geographically diverse distribution helps us to become a leader in the compound fertilizer market as compared to regional competitors because we are not heavily dependent on any single geographic area for sales and are able to raise our brand and product awareness nationwide. We also manufacture our fertilizer products for export through contracted distributors in foreign countries, including India and Africa. Total revenues from exported products accounted for approximately 0.05% of our total fertilizer revenues in the fiscal year 2025.

Our agricultural products are distributed through various channels in Shaanxi Province and other provinces. Decorative flowers are usually sold through our fertilizer distributors to end-users such as flower shops, luxury hotels, and government agencies. Fruits and vegetables are sold to high-end supermarkets and upscale restaurants. Seedlings are sold primarily to departments of city planning.

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

Our research and development capabilities allow us to tailor products to meet specific farming needs in considering different factors such as crops species, humidity, weather, and soil conditions.

Marketing

Our marketing staff is trained in active work with distributors and customers, including retailers and farmers, providing professional advice on customizing our products to customers’ needs and offering agricultural knowledge and other extensive customer support. In addition, our employees educate and communicate with distributors and customers by regularly organizing training courses on new agricultural techniques.

Compared with industry norms, we believe our product development cycle of three to nine months is relatively short. Through our regular collection of market data, including growth records of a variety of plants cultivated in different soil and climate conditions, together with feedback from our end-users, we can conduct nationwide market analysis, ascertain new product needs, estimate demand and customer demographics and develop new products tailored to current market needs.

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

Our best-selling self-manufactured fertilizers, based on revenues for the fiscal year ended June 30, 2025, are listed below:

				Percent of
		Volume	Revenues	Fertilizer
Ranking	Product Names	(Tons)	(USD)	Sales
1	Organic/Inorganic Compound Fertilizer (humic acid) NPK46	36,304	18,371,277	28.1%
2	Gufeng Compound Fertilizer NPK40%	36,887	17,644,583	27.0%
3	Jinong Letu Fertilizer (humic acid)	3,817	4,884,074	7.5%
4	Jinong Organic Fertilizer (humic acid)	23,820	3,966,840	6.1%
5	Jinong Chongshifei Fertilizer (humic acid)	2,709	3,822,183	5.8%

Fertilizer Products

The fertilizer product market in China is highly fragmented. Our primary sales strategy is to establish contractual relationships with qualified distributors throughout the country, who, in turn, will distribute our products to wholesalers and retailers, and ultimately, the farmers.

As of June 30, 2025, we sold our products through a nationwide constructed network of about 639 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China.

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

For the fiscal year ended June 30, 2025, sales of our self-manufactured products to our top five distributors accounted for approximately 21.4% of our revenues. As we do not depend on specific customers, we believe that the loss of single customers would not have any significant effect on our business.

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

Retail Stores and Authorized Retailers

We have successfully implemented two marketing programs in Shaanxi, Hebei, Anhui, Jiangsu, and Guangzhou provinces. These marketing programs consist of: (i) establishment of Company directly owned retail stores to sell fertilizer products produced by Jinong and Gufeng through the designated sales personnel (the “Pilot Program”) and (ii) selection of qualified retailers from the Company’s distributor base to be designated as authorized retailers. With the Pilot Program, we have worked closely with our distributors, with each distributor’s outlet having an assigned territory in order not to compete with other existing distributors. We had entered into agreements with these retailers on their exhibits, and we had well-positioned standardized shelves and product displays in their retail stores. In addition, we provide retailers with educational materials on proper product use and billboard ads with our product logo to attract target farmers.

Research and Development

We conduct the bulk of our research and development activities through Yuxing. Through Yuxing, we cultivate high-quality flowers, green vegetables and fruits in our own greenhouses and sell them to various end-users, including airlines, hotels, and restaurants. Yuxing operates advanced research and development facilities that: (i) provide testing and an experimental data collection base for new fertilizers produced by Jinong by simulating the growing conditions and development stages of a variety of plants, such as flowers, vegetables and seedlings, and (ii) increase our capability to produce more products while shortening the new product development cycle, which allows us to release products to market quickly, thus increasing revenues and market share. In addition, our research and development capabilities allow us to develop products tailored to specific farming needs generated by different crop species, humidity, weather, and soil conditions. Flowers, fruits, and vegetables grown from experimental testing of Jinong’s humic acid compound fertilizers are of high quality and are sold to local supermarkets and airline companies.

New Products

With our research and development capabilities, we have developed 111 products and continue to develop new products. During the fiscal year ended June 30, 2025, we developed 2 new products of liquid fertilizers.

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

Listed below are Jinong’s four patents for fertilizer formulation and a proprietary production line and manufacturing processes.

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

The PRC Patent Law was adopted by the PRC National People’s Congress in 1984 and was subsequently amended in 1992 and 2000. Under the PRC Patent Law, an invention patent is valid for a term of 20 years, and a utility or design patent is valid for a term of 10 years. Both of our registered patents are utility patents. Any use of our patent without consent or a proper license from us constitutes an infringement of patent rights.

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

Nation-wide sales network. In the highly fragmented Chinese fertilizer market, we have established our own distribution channels with private distributors that sell our products to retail stores and farmers throughout China. We have over 639 distributors nationwide across 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Most of our competitors do not have a sales team as large as ours that specializes in the sale of compound fertilizer products. Moreover, we believe the regional strengths of Gufeng’s distribution network have expanded and will continue to expand our sales coverage to certain cities and counties as well as foreign markets.

Strong Research and Development. Our research and development are managed effectively. Typically, it takes only three to nine months from the decision to develop a new product to mass production, which ensures product flow and helps to maintain market share. Our strong research and development department is based on our intelligent greenhouse facilities. The advanced equipment and soil-free techniques in such facilities simulate the natural environment in different areas and control selected factors. Since most of Jinong’s experimental work is conducted in Yuxing’s greenhouse facilities, thereby speeding up development cycles, we can reduce costs without sacrificing accurate results. During the fiscal year ended June 30, 2025, we generated approximately $9,750,553 revenue from sales of Yuxing’s agricultural products, and we anticipate that this source of revenue will grow in the future. We have built 98 sunlight greenhouses and six intelligent greenhouses on an 88-acre parcel of land relating to Yuxing’s pending research and development center, which expands output of high-quality agricultural products for commercial sale while providing an advanced testing field for new products.

Gufeng and Tianjuyuan have developed seven technologies:

(1)	Drying fan for urea-based compound fertilizer;

(2)	Heat balance control system for flexible compound fertilizer;

(3)	Automatic control system for the anti-block of compound fertilizer;

(4)	Water control technology for low nitrogen, low potassium, and high phosphorus compound fertilizer;

(5)	Manufacturing technology for salt-alkaline resistance and soil improvement of compound fertilizer (The Company won the third prize for “Progress in Science and Technology in Pinggu District Beijing” with this technology);

(6)	Manufacturing technology for compound HA fertilizer with high density (NPK ≥ 51%); and

(7)	Manufacturing technology for the sustained release of blending and compound fertilizer.

While we believe our greenhouse facilities provide us with a competitive advantage over the competitors, some of them may still have better understanding in certain local markets where they have successfully marketed products over a period and have developed specifically formulated fertilizers for local plants, soil, and climate conditions. To enhance our competitiveness, we will seek to diversify our fertilizers to benefit a wider range of plants and soil conditions.

Well-known Brands. We believe customers have strong brand recognition and make purchase decisions accordingly. “Jinong,” “KEBA” and “T.J.Y.” are registered trademarks and are well recognized by end users; in addition, certain large national fertilizer traders, such as Sinoagri Holding Company Limited, one of the largest domestic fertilizer traders in China, had strong brand preference for Gufeng’s fertilizer products. Gufeng sells its products under four brands, namely “KEBA,” “Mei Er An,” “Huangchenggen” and “SPR HOP.” Tianjuyuan’s products are marketed under the brands “AGR GFJ” and “T.J.Y.” The primary products sold under the Gufeng and Tianjuyuan brands include organic/inorganic compound fertilizer (humic acid) with NPK ≥ 40%, and organic /inorganic compound fertilizer (humic acid) with NPK ≥ 48%.

Automated Production Line and Process. All Jinong’s major production procedures are controlled by a centralized computer system only accessible by authorized personnel. Jinong’s production lines are fully automated to ensure that content in each product is measured exactly according to its recipe by linking the computer server with the electronic weights on each material input bin. In addition, spectral analysis is used to accurately check the composition of materials. During the fiscal year 2025, Jinong’s highly advanced production lines can manufacture a multi-tiered line of 70 fertilizer products, and we believe that Jinong’s production lines are among the few advanced lines in the Chinese industry. As mentioned above, we have patent protection for Jinong’s two proprietary production lines, one of which has medical grade production equipment with precise quality control, and the other can produce liquid, powder, and granular fertilizers. We currently have an annual production capacity of 555,000 metric tons.

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

Gufeng’s primary competitor is Stanley Fertilizer Co., Ltd. (“Stanley”), a compound fertilizer manufacturer based in Linyi, Shandong Province, which was listed on Shenzhen Stock Exchange (China) in June 2011. Stanley manufactures various kinds of compound fertilizers and tailored fertilizers which compete directly with Gufeng.

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

Top-grade Flowers: The growers in the flower and flower seedlings businesses are largely locally based. We believe that our flower products have comparative advantages in terms of the advanced technologies we apply, the superior species of the seedlings we select and the efficiency and stability due to strict quality control. In addition, our greenhouse facilities enable us to produce flower seedlings year-round.

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

Government Regulation

Our business operations are subject to various laws, including environmental, health and workplace safety laws issued by governmental agencies on provincial and state levels. Business and company registrations, along with the products, are monitored through the issuance of licenses and certificates including the following:

“Green” Certification. Except for those manufactured by Gufeng and Tianjuyuan, all our fertilizer products are certified by the CGFDC as “Green Food Production Material.” Currently, the CGFDC provides two different certifications within the green food industry: “Green Food Certification” granted to edible foods, and “Green Food Production Material Certification” granted to production materials such as our fertilizers. A “Green Food Production Material Certification” was issued to Jinong in March 2015 and renewed in 2018, 2021 and 2024. The certificate is renewable with an application within 90 days prior to the expiration.

Operating license. Our operating license enables us to (1) undertake research and development, production, sales, and services of humic-acid liquid fertilizer, (2) sell pesticides, and (3) export and import products, technology, and equipment. Jinong’s license (Registration No. 91610000719728326A) is valid until August 8, 2057, and the license is renewable. Gufeng and Tianjuyuan maintain valid operating licenses with expiration dates of August 1, 2043 (for the license with Registration No. 911101171029177688) and no-fixed term (for the license with Registration No.91110117802949525L), respectively.

Fertilizer Registration. Fertilizer registration is issued by the Ministry of Agriculture of the PRC and is required for producing fertilizers. There are two kinds of registration: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling; fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which, if granted, is valid for five years, and thereafter must be renewed every five years. Jinong currently holds 16 formal fertilizer registration certificates. Gufeng and Tianjuyuan hold 11 interim fertilizer certificates and 259 formal certificates.

Permits and Licenses Required from the PRC Authorities for Our Operations

The operations of the businesses that we own and operate are subject to PRC laws and regulations. The laws and regulations governing relevant industries in China are relatively new and quickly evolving, thus bringing uncertainties to their interpretation and enforcement.

We conduct our operations primarily through our subsidiaries in China, and one subsidiary in the United States of America. Our operations in China are governed by PRC laws and regulations. We and the affiliated entities are required to obtain certain licenses, permits or filing from relevant governmental authorities in China in order to operate our business. As of the date of this report, our subsidiaries in China and the United States of America have obtained business licenses from the PRC and U.S. government authorities necessary for our business operations in China and the United States. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, and the promulgation of new laws and regulations and amendment to the existing ones, we may be required to obtain additional licenses, permits, registrations, filings, or approvals for our business operations in the future. Any lack of or failure to maintain requisite approvals, licenses or permits applicable to us or our subsidiaries may have a material adverse impact on our business, results of operations, financial condition and prospects and cause the value of any securities we offer to significantly decline or become worthless.

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) and other PRC regulatory authorities jointly revised and promulgated the Measures for Cybersecurity Review (the “Cybersecurity Review Measures”), which became effective on February 15, 2022. Under the current Cybersecurity Review Measures, subject to any further interpretation of the CAC and other relevant authorities, we believe we are not subject to the cybersecurity review by the CAC, as we are primarily engaged in the production of fertilizer and similar products and do not process any data in our business for others. Under current PRC laws, regulations, and regulatory rules, as of the date of this report, including the final new measures that became effective on February 15, 2022. we believe that we and our PRC subsidiaries, (i) are not required to obtain permissions from the CSRC, (ii) are not required to go through cybersecurity review by the CAC and (iii) have not received or were denied such requisite permissions by any PRC authority.

However, we cannot guarantee that the regulators will agree with us. As of the date hereof, there remains uncertainty as to how the Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the draft measures. We have not been involved in any investigations on cybersecurity reviews made by the CAC, and we have not received any inquiry, notice, warning, or sanctions in such respect. However, as these are new regulations, there remain uncertainties as to how they will be interpreted or implemented in the context of an overseas offering.

In addition, we do not believe we are subject to the China Securities Regulation Commission as we are not a “domestic” company and do not offer securities in China. Of course, we cannot guarantee that CRSC will agree with us, and there remains uncertainty as to how the China Securities Regulatory Commission will interpret or implement its rules. It may adopt new laws, regulations or rules, and we may not be able to comply with any such laws, regulations, or rules. If we are found to be in violation of current or future rules and regulations, we could be subject to fines, sanctions, penalties, or regulatory orders.

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

The Bitcoin blockchain is a public, transparent, and immutable record of all transactions that have ever occurred on the network. This ledger is maintained by a network of computers, known as nodes, which work together to verify and validate new transactions. Each transaction is cryptographically signed and added to the blockchain as a new block, which is then permanently recorded and cannot be altered or deleted.

One of the key advantages of the Bitcoin blockchain is that it allows for trustless, secure transactions without the need of central authority. Because the blockchain is decentralized and transparent, all users can verify the legitimacy of a transaction without having to rely on a third party. This eliminates the need for intermediaries, which can be slow and expensive, and it also makes the network resistant to censorship and fraud.

Bitcoin’s decentralized and transparent nature makes it secure, efficient, and accessible, and gives it the potential to enable new forms of value exchange and innovation.

Overview of Bitcoin “Halving” Events

Bitcoin halving is a phenomenon that occurs approximately every four years on the Bitcoin network. Halving is a key part of the Bitcoin protocol, and it serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; (3) on May 11, 2020 at block height 630,000; (4) on April 9, 2024 at block height 840,000, when the reward was reduced by half, from 6.25 bitcoin per block to its current level of 3.125 bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in or around March 2028 at block height 1,050,000. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21,000 thousand and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140.

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

Network Hash Rate and Difficulty: Generally, a Bitcoin mining rig’s chance of solving a block on the Bitcoin blockchain and earning a Bitcoin reward is a function of the mining rig’s hash rate, relative to the global network hash rate (i.e., the aggregate amount of computing power devoted to supporting the Bitcoin blockchain at a given time). As demand for Bitcoin has increased, the global network hash rate has increased rapidly, and as more adoption of Bitcoin occurs, we expect the demand for new Bitcoin will likewise increase as more mining companies are drawn into the industry by this increased demand. Further, as more and increasingly powerful mining rigs are deployed, the network difficulty for Bitcoin has increased. Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain, which is adjusted every 2016 blocks (every 2 weeks approximately) so that the average time between each block remains ten minutes. A high difficulty means that it will take more computing power to solve a block and earn a new Bitcoin reward, which, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new, and existing miners deploy additional hash rate, the global network hash rate will continue to increase, meaning a miner’s share of the global network hash rate (and therefore its chance of earning Bitcoin rewards) will decline if it fails to deploy additional hash rate at pace with the industry.

Research and Development for Bitcoin

We place a strong emphasis on research and development (“R&D”) as a key driver of innovation and growth. Our R&D process is designed to support the creation and development of new tools and processes that are an integral part of our overall business strategy and enhance our productivity as an advanced and sustainable Bitcoin miner.

The first step in our R&D process is ideation, which is the process of generating and evaluating new ideas. We encourage our team members to produce creative and innovative ideas, and we provide them with the resources and support they need to explore these ideas further.

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

Overall, our R&D process is designed to support the creation and development of innovative technology advancements that ensure we maintain our competitive advantages and improve our position as a leading Bitcoin miner. We believe that this process is essential for driving growth and staying ahead of the competition, and we are committed to continuously improving and refining it to support our success.

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

While there is limited available information regarding our non-public competitors, we believe that our recent acquisition and ongoing deployment of miners positions us well among the publicly traded companies involved in the digital assets mining industry. The digital assets mining industry is a highly competitive and evolving industry, and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

Intellectual Property

We do not currently own any patents, trade secrets, trademarks, service marks, trade names, copyrights, and other intellectual property rights in connection with our existing and planned Bitcoin mining related operations.

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

●	The Company’s NYSE listing status is uncertain. On October 13, 2025, the NYSE Regulation commenced proceedings to delist the Company’s common stock (ticker: ENFY) due to failure to meet the NYSE continued listing standards, and trading in the Company’s stock was suspended on NYSE. If delisting is completed, ENFY may trade on an over-the-counter market (e.g., OTCQB or Pink Sheets), and we may not be able to regain a listing on a national or major exchange.

●	The Chinese government may intervene or influence our operations in China at any time or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●	Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations.

●	Enlightify Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs.

●	The fact that we operate through a VIE poses certain risks. We do not control VIE or have any equity interest in it but rely solely on contractual arrangements with VIE. These contractual relationships are not equivalent to an equity position; their principal purpose is to allow the Company to consolidate the VIE results for US GAAP purposes. These contracts have not been tested in a court of law; the other parties to them could violate them, and we cannot be sure the courts will allow us any recourse in the case of such violations.

●	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.

●	Our independent auditors have expressed doubt about our ability to continue as a going concern.

●	Numerous factors, many of which are beyond our control, may cause the market price of our Common Stock to fluctuate significantly.

Risks Related to Our Business

The industry in which we do business is highly fragmented and competitive and we face competition from numerous fertilizer manufacturers in China and elsewhere.

We compete with numerous local Chinese fertilizer manufacturers. Although we may have greater resources than many of our competitors, most of which are small local fertilizer companies, it is possible that these competitors will have better access to certain local markets, an enhanced ability to customize products to certain regions and better-established local distribution channels. We also compete with large national competitors in the PRC. Although we have advanced automated humic acid-based fertilizer production lines and greenhouse supported research and development centers, we cannot assure that such large competitors will not develop their own similar production or research and development facilities. Further, China’s access into the World Trade Organization has led to increased foreign competition for us. International producers and traders import products into China that generally are of higher quality than those produced by the local Chinese manufacturers. If they are localized and become familiar with fertilizers we produce, we may face additional competition. If we are not successful in our research, development, and production of new products and/or in our marketing and advertising efforts to increase awareness of our brands, our revenues could decline, which might have a material adverse effect on our business, financial condition, results of operations and share price.

Our major competitors may be able to endure downturn in our industrial sector more than we are. When facing reduced demand for our products, we can either choose to maintain market share by reducing selling prices to meet competition, or to maintain the prices while sacrificing a portion of market share. Our overall profitability likely would be reduced in either case. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competitors.

If we are unable to design, manufacture, and market fertilizer products in a timely and efficient manner, we may not remain as competitive.

Many of our fertilizer products are characterized by short product development cycles as they target the unique climate and soil conditions where our customers are located. Accordingly, we devote a substantial number of resources to product development. To compete successfully, we must develop new and/or improved fertilizer products that cater to customer needs. New fertilizers may not be easily developed. As a result, we may experience performance difficulties, which may result in delays, setbacks, and cost overruns. Our inability to develop and offer new and/or improved fertilizer products or to achieve customer acceptance of these products could limit our ability to compete in the market or to grow revenues at the desired rate.

Our proprietary fertilizer formula may become obsolete or be unintentionally disclosed to competitors, which could materially adversely affect the competitiveness of our future fertilizer products.

Our proprietary fertilizer formula is the base for producing our fertilizer. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by supplying existing humic acid fertilizer products and by developing new products on a timely basis that keep pace with the evolving industry standards and changing customer requests. If our proprietary formula becomes obsolete because our competitors develop better products, our future business and financial results could be adversely affected. In addition, although we have entered into confidentiality agreements with key employees, we cannot be sure that if there was a breach of such agreement by an employee, we would not lose any competitive advantage that we currently have with respect to our proprietary fertilizer formula. If we are forced to take legal action to protect our proprietary formula, we will incur significant expense, and a favorable outcome cannot be guaranteed.

If our warehouse selling and credit sales of certain fertilizer products continue to increase and we fail to collect the accounts receivable that are due in a timely manner, our financial condition and results of operation may be materially adversely affected.

We had accounts receivable of $19,345,061 as of June 30, 2025, as compared to $16,493,068 as of June 30, 2024, increases of $2,851,993, or 17.3%. We offer a tentative credit period of up to 180 days to our customers. Although we perform routine assessment of our customers’ creditworthiness, evaluate the structure and collectability of accounts receivable and provide an allowance for doubtful accounts, when necessary, we may not be able to receive or collect payment for our products on time or at all if our customers encounter difficulties in their businesses. Any such failure may have a material adverse impact on our financial condition and results of operation.

If we fail to adequately protect or enforce our intellectual property rights, we may be exposed to intellectual property infringement, and the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes, and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

Jinong is the holder of four registered patents. The first patent is a fertilizer formulation named “Method and Recipe of the Water-Soluble Humic Acid Fertilizers.” The second patent, “Production Facility of Humic Acid Products,” relates to our proprietary production line and manufacturing processes in the PRC. The third patent is “Production Method of Organic Fertilizer.” The fourth patent is “Production method of Multifunctional liquid calcium fertilizer.” Gufeng and Tianjuyuan do not have patents but currently possess seven proprietary technologies. However, we cannot predict the degree and range of protection patents and confidentiality agreements with respect to proprietary technologies will defend us against competitors. Third parties may find ways to invalidate or otherwise circumvent our patents and proprietary technologies. Third parties may attempt to obtain patents claiming aspects like our patent applications. We cannot assure you that our current or potential competitors do not have, and will not have, and will not obtain, patents that will prevent, limit, or interfere with our ability to make, use, or sell our products in the PRC.

If we need to initiate litigation or administrative proceedings, such actions may be costly and may divert management attention as well as consume other resources which could otherwise have been devoted to our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, historically, implementation of PRC intellectual property-related laws has been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as those in the United States or other countries, which increases the risk that we may not be able to adequately protect our intellectual property. Moreover, litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our management’s attention and resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations. Given the relative unpredictability of China’s legal system and potential difficulties enforcing court judgments in China, there is no guarantee that we would be able to halt any unauthorized use of our intellectual property through litigation.

If we infringe on the intellectual property rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to humic acid fertilizer production technology and related devices and machine patents involve complex technical, legal, and factual questions and analysis and, therefore, may be highly uncertain. Also, the defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards to third parties, require us to seek licenses from third parties (which may not be available on commercially reasonable terms, if at all), to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

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

The prices for the raw materials and other inputs to manufacture our fertilizer products are subject to market forces largely beyond our control, including the price of weathered coal, energy costs, mineral and non-mineral elements, and freight costs. The costs for these inputs may fluctuate significantly based upon changes in the economy and markets. Although we may pass on any increase in such costs to our customers, in the event we are unable to do so, we could incur significant losses and a diminution of our share price.

We do not presently maintain business disruption insurance. Any disruption of the operations in our factories would damage our business.

Our operations could be interrupted by fire, flood, earthquake, and other events beyond our control for which we do not carry adequate insurance. While we have property damage insurance and automobile insurance, we do not carry business disruption insurance, which is not readily available in China. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

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

The occurrence of any acts of God, war, terrorist attacks, and other emergencies which are beyond our control may have a material adverse effect on our business operations and financial condition.

Acts of God, war, terrorist attacks, and other emergencies which are beyond our control may have a material adverse effect on the economy and infrastructure in the PRC and on the livelihood of the Chinese population. Our business operations and financial condition may be materially and adversely affected should such events occur. We cannot give assurance that any acts of God such as floods, earthquakes, drought or any war, terrorist attack, or other hostilities in any part of the PRC or even the world, potential or threatened, will not, directly or indirectly, have a material adverse effect on our business, financial condition and operating results.

If we cannot renew our fertilizer registration certificates, we will be unable to sell some or all our products. If we do not receive the formal fertilizer registration certificates for our new products, upon the expiration of the temporary registration certificates, we cannot continue to produce such new products.

All fertilizers produced in China must be registered with the PRC Ministry of Agriculture. No fertilizer can be manufactured without such registration. There are two kinds of registration: interim registration and formal registration. The interim registration is valid for one year and applies to fertilizers in the stages of in-the-field testing and test selling. Fertilizers that have completed in-the-field testing and test selling must obtain formal registration, which is valid for five years, and thereafter must be renewed each five years. Jinong has 16 formal registration certificates. Gufeng and Tianjuyuan have 19 interim fertilizer certificates and 259 formal certificates. We plan to apply for formal certificates for each of our interim certificates before the applicable expiration dates.

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

In addition to a fertilizer registration certificate, we are required to hold a variety of other permits, licenses, and certificates to conduct our business in China. We may not possess or receive all the permits, licenses and certificates required for our business or for which application has been made. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial notice in advance. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

Our manufacturing operations are subject to numerous laws, regulations, rules, and specifications relating to the environment, including, among others, the Integrated Emission Standard of Air Pollutants GB 16297-1996 and the Standard of Environmental Noise of Urban Area GB 3096-93. Failure to comply with any laws and regulations and future changes to them may result in significant consequences for us, including civil and criminal penalties, liability for damages and negative publicity. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to incur significant expenditures to comply with environmental regulations affecting our operations.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

We depend, to a large extent, on the abilities and participation of our current management team, with a reliance upon Mr. Zhuoyu Li, our Chief Executive Officer and Chairman of the Board of Directors. The loss of the services of Mr. Li, for any reason, may have a material adverse effect on our business and prospects. We do not carry key man life insurance for our key personnel.

The agricultural chemicals business is specialized and requires the employment of personnel with significant scientific and operational experience in the industry. Accordingly, we must attract, recruit, and retain a sizeable workforce of technical and scientifically competent employees. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional management and other key personnel that have the necessary scientific, technical, and operational skills and experience with the fertilizer industry. These individuals are difficult to find in the PRC, and we may not be able to retain such skilled employees. If we are unable to hire individuals with the requisite experience, we may not be able to produce enough products to optimize profits, and the research and development initiatives may be delayed which will negatively impact on our financial condition, results of operations and share price.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and processing documentation and evaluation needed to comply with Section 404 is both costly and challenging. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. We cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

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

Our inability to effectively improve the financial performance of Gufeng may have a material adverse effect on our business, financial condition, and results of operations.

While Gufeng had sales revenues of $36,549,551, for its fiscal year ended June 30, 2025, Gufeng’s net loss for such period was $(3,462,990). This was primarily due to the lower profit margins on Gufeng’s products, inefficiencies in production and daily operations and negative working capital. In addition, rising transportation costs passed on by Gufeng’s distributors may further erode margins on Gufeng’s products. As Gufeng is based in Beijing, it is susceptible to rising costs of labor common in large cities such as Beijing, which may make it difficult for us to expand the workforce of Gufeng and Tianjuyuan to meet our strategic goals.

Although we have continued making progress in terms of integrating Gufeng’s employees, products and distribution network into our business, there is no assurance that we will be able to continue effectively to do so, which may result in a material adverse effect on our business, financial condition, and results of operations.

We have not obtained the land use right over the premises on which certain facilities of Gufeng, our indirect, wholly owned subsidiary, are located. As a result, the lack of a proper title certificate may jeopardize our right to use the premises and our possession of the buildings we built on such premises.

Through Tianjuyuan, we rent approximately 47,333 square meters (509,488 square feet) of land in the Ping Gu District of Beijing (the “Premises”). The rental agreement was dated on February 16, 2004 with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District (the “rental agreement”). The term of the rental agreement is from February 1, 2004 to January 31, 2054. We were informed by our PRC counsel that the rental agreement is invalid and unenforceable pursuant to the PRC Land Administration Law and related regulations. Therefore, we have been in the process of applying for the proper land use right certificate from the relevant government authorities to legitimize our right over the Premises. As of the date of this report, we were informed by the local government that our application materials for land use right in issue have been moved up from the department in charge of general matters to the land administrative department of the local government and are under their review. However, there can be no assurance that such land use right certificate will be granted to us. Until we obtain the land use right certificate, there is a risk that the PRC government may declare the rental agreement invalid, evict our personnel from the Premises and tear down the buildings we built on the Premises. As of the date of this Report, we have no knowledge of any pending or threatened governmental actions relating to the Premises.

A severe or prolonged slowdown in the Chinese or global economy could materially and adversely affect our business and financial condition.

COVID-19 had a severe and negative impact on the Chinese and the global economy from 2020 through 2025, and the global macroeconomic environment still faces numerous challenges. The growth rate of the Chinese economy has been slowing since 2010, and the Chinese population began to decline in 2022. The Federal Reserve and other central banks outside of China have raised interest rates. The Russia-Ukraine conflict, the Hamas-Israel conflict, and the attacks on shipping in the Red Sea have heightened geopolitical tensions across the world. The impact of the Russia-Ukraine conflict on Ukraine food exports has contributed to increases in food prices and thus to inflation more generally. There have also been concerns about the relationship between China and other countries which may potentially have economic effects. In particular, there is significant uncertainty about the future relationship between the United States and China with respect to a wide range of issues including trade policies, treaties, government regulations, and tariffs. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy may materially and adversely affect our business, results of operations and financial condition.

Enforceability of Civil Liabilities of the Company and its Officers and Directors in China and Hong Kong

It may be difficult to serve the Company with legal process or enforce judgments against the Company or its management. It may be difficult to serve the Company with legal process or enforce judgments against the Company or its management.

Most of the Company’s assets are located in China, and all its directors and officers are residents of China. All or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state. Even if an investor were successful in such an action, the costs and time involved in enforcement of the judgment in China may make it impracticable.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our director and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Risks Related to Bitcoin Mining

Bitcoin prices are highly volatile, which may affect our ability to effectively manage growth plans and our profitability.

The price of Bitcoin is extremely volatile and in fiscal 2025 the price range of Bitcoin was between approximately $54,000 and $111,700. The cost to mine a Bitcoin is independent of the current price of Bitcoin, so when prices are low, the cost per coin to mine may consume much of our available cash, which means that there is less capital with which to invest in future company growth. Similarly, when prices are low, our profitability is decreased on a dollar-for-dollar basis correlated to the then price of Bitcoin. Given the volatility of Bitcoin, these factors render us unable to accurately predict in advance what our growth plans may be and accurately forecast any revenue and profitability projections for any reporting period.

The price of Bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain.

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of Bitcoin. The growth of the digital assets industry in general, and the use and acceptance of Bitcoin in particular, may also impact on the price of Bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of Bitcoin could depend on the following:

●	public familiarity with digital assets;

●	ease of buying and accessing Bitcoin;

●	institutional demand for Bitcoin as an investment asset;

●	consumer demand for Bitcoin as a means of payment; and

●	the availability and popularity of alternatives to Bitcoin.

Even if growth in Bitcoin adoption occurs in the near or medium-term, there is no assurance that Bitcoin usage will continue to grow over the long-term. Because Bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of Bitcoin. For example, malicious attacks by “miners” who validate Bitcoin transactions, inadequate mining fees to incentivize validating of Bitcoin transactions, “hard forks” of the Bitcoin blockchain, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of Bitcoin. The liquidity of Bitcoin may also be reduced and damage to the public perception of Bitcoin may occur, if financial institutions were to deny banking services to businesses that hold Bitcoin, provide Bitcoin-related services, or accept Bitcoin as payment, which could also decrease the price of Bitcoin.

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

Accordingly, to maintain our chances of earning new Bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin global network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for Bitcoin increases. Therefore, if the price of Bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate, and we may fall behind our competitors. If this happens, our chances of earning new Bitcoin rewards will decline and, as such, our results of operations and financial condition may suffer.

Geopolitical or economic crises may create increased uncertainty and price changes, or motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect an investment in us.

As an alternative to fiat currencies that are backed by central governments, digital assets such as Bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services. It is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, geopolitical, or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in their value and could adversely affect an investment in us.

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

Digital assets such as Bitcoin, which may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry. The growth of the digital asset industry in general, and the digital asset networks of Bitcoin in particular, is highly uncertain. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

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

Digital asset networks are open-source projects and, although there is an influential group of leaders in, for example, the Bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the Bitcoin network. As an open-source project, Bitcoin is not represented by an official organization or authority. The Bitcoin network protocol is not sold, and contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentives for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network in which we are directing our mining efforts may adversely affect an investment in us.

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

Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. In an event referred to as Bitcoin “halving,” the Bitcoin reward for mining any block is cut in half. For example, the mining reward for Bitcoin declined from 6.25 to 3.125 Bitcoin on April 9, 2024. This process is scheduled to occur once every 210,000 blocks. It is estimated that Bitcoin will be next half in or around March 2028 and then approximately every four years thereafter, until the total amount of Bitcoin rewards issued reaches 21.0 million, and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140. Once 21.0 million Bitcoin are generated, the network will stop producing more. While Bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that any such price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of Bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in our stock and investors could suffer a complete loss of their investment.

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

Security breaches, computer malware, and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. A security breach caused by hacking, could include, but is not limited to:

●	efforts to gain unauthorized access to information or systems;

●	efforts to cause intentional malfunctions or loss or corruption of data, software, hardware, or other computer equipment; and

●	the inadvertent transmission of computer viruses.

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

The security system and operational infrastructure may be breached due to the actions of outside parties, error, or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data, or Bitcoins. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure.

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

Risks Related to Doing Business in the PRC

Substantially most of our assets and operations are in the PRC, and substantially most of our revenue is sourced from the PRC. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political, and legal developments in the PRC, including the following risks:

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China could adversely affect us.

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex, and which evolve rapidly. We are organized not as a Chinese operating company but as a Nevada holding company with operations conducted by our subsidiaries and through contractual arrangements with a variable interest entity (VIE) based in China. This structure (a Nevada corporation with operations conducted by a Chinese VIE) involves unique risks to investors. To our knowledge, this structure, and the contracts with VIE have not been tested in court. The VIE structure is used to provide investors with exposure to foreign investment in China-based companies where Chinese law generally prohibits direct foreign investment in local operating companies. Our shareholders may never hold equity interests in the Chinese operating companies. It is possible that those Chinese regulatory authorities could disallow this structure, which would likely result in a material change in our operations and a material change in the value of our Common Stock, including a potentially significant decline (or, in some cases, becoming worthless). As noted, these risks could result in a material change in our operations and the value of our securities and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice for us or our shareholders. As a result, there remain uncertainties regarding the application, interpretation, and enforcement of new and existing laws and regulations in the PRC. Compliance with the complex and evolving PRC laws, regulations, and regulatory statements may be costly, and such compliance or any associated inquiries or investigations or any other government actions may:

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

While the Company has not engaged in securities offerings outside China, has no present intention to do so, and is not in the data processing business, it is possible that similar initiatives in the future could adversely affect the Company’s business The Chinese government may further promulgate relevant laws, rules and regulations that may impose additional and significant obligations and liabilities on overseas listed Chinese companies regarding data security, cross-border data flow, anti-monopoly and unfair competition, and compliance with China’s securities laws. It is uncertain whether or not these new laws, rules and regulations and the interpretation and implementation thereof may affect us.

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

Although the majority of our operations in China, our outside auditors, GAO CPA Firm, is based in Frisco, Texas. The Holding Foreign Companies Accountable Act requires the Securities and Exchange Commission (the “SEC”) to identify public companies that have retained a registered public accounting firm to issue an audit report where the firm has a branch or office that: (1) is located in a foreign jurisdiction, and (2) the Public Company Accounting Oversight Board (“PCAOB”) has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction. Since our auditors are located in Texas, and we are not owned or controlled by the Chinese government, we do not believe that the Holding Foreign Companies Accountable Act is applicable to us.

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

The Chinese government may intervene or influence our operations in China at any time or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC’s economy is in a transition from a planned economy to a market-oriented economy, subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in China. Our interests may be adversely affected by changes in policies by the PRC government, including:

●	changes in laws, regulations, or their interpretation;

●	confiscatory taxation;

●	restrictions on currency conversion, imports or sources of supplies and export tariff;

●	expropriation or nationalization of private enterprises.

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

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules, and regulations. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and we are subject to PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance from foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

Also, changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with little notice.

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

According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2022, 2023 and 2024 were increases of 2.0%, 0.2% and 0.2%, respectively. These fluctuations and economic factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. To control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

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

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. The PRC Cybersecurity Law also establishes more stringent requirements applicable to operators of computer networks, especially to operators of networks which involve critical information infrastructure. The PRC Cybersecurity Law contains an overarching framework for regulating Internet security, protection of private and sensitive information, and safeguards for national cyberspace security and provisions for the continued government regulation of the Internet and content available in China. The PRC Cybersecurity Law emphasizes requirements for network products, services, operations, and information security, as well as monitoring, early detection, emergency response, and reporting. Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear. On July 10, 2021, the CAC publicly issued the Cybersecurity Review Measures (the “Draft Measures”) for public comments until July 25, 2021. According to the Draft Measures, the scope of cybersecurity reviews is extended to data processing operators engaging in data processing activities that affect or may affect national security. The Draft Measures further requires that any operator applying for listing on a foreign exchange must go through cybersecurity review if it possesses personal information of more than one million users. According to the Draft Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The review focuses on several factors, including, among others, (1) the risk of theft, leakage, corruption, illegal use or export of any core or important data, or a large amount of personal information, and (2) the risk of any critical information infrastructure, core or important data, or a large amount of personal information being affected, controlled or maliciously exploited by a foreign government after a company is listed overseas. While the Draft Measures had been released for consultation purpose, there is still uncertainty regarding the Draft Measures as to its final content, its adoption timeline or effective date, its final interpretation and implementation, and other aspects. Furthermore, the Standing Committee of the National People’s Congress passed the Personal Information Protection Law of the PRC (“PIPL”), which will become effective from November 1, 2021, and requires general network operators to obtain a personal information protection certification issued by recognized institutions in accordance with the CAC regulation before such information can be transferred out of China.

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

As of the date of this report, we have taken preliminary steps to expand our business into that of blockchain applications and cryptocurrency mining in international markets. Our remaining operations in China do not involve the processing of any significant amount of personal information. However, if the enacted version of the Draft Measures mandates clearance of cybersecurity review and other specific actions to be completed by companies aiming to offer securities outside China, we cannot assure you that the PRC regulatory authorities will not subsequently require us to undergo the approval procedures and subject us to penalties for non-compliance, or that if we are required to obtain such clearance, such clearance can be timely obtained, or at all. If we become subject to cybersecurity inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, it could cause suspension or termination of the future offering of our securities, disruptions to our operations, result in negative publicity regarding our company, and divert our managerial and financial resources. We may also be subject to significant fines or other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

Our subsidiaries are subject to restrictions on paying dividends and making other payments to our subsidiary, Green New Jersey; as a result, we might therefore be unable to pay dividends to you.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investments in our subsidiaries, Green New Jersey, Jinong, Gufeng, and the VIE company. Because of our holding company structure, we rely entirely on dividends payments from our subsidiaries in the PRC. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in with PRC accounting standards and regulations. Under PRC accounting standards and regulations, our subsidiaries are also required to set aside a portion of their after-tax profits to fund certain reserves. We may experience difficulties such as lengthy processing time from the foreign exchange administrative bureau’s side and administrative formalities in completing the procedures necessary to obtain and remit foreign currency. Furthermore, if any of our subsidiaries incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or Green New Jersey are unable to receive any profits from the operations of our subsidiaries in the PRC, we may be unable to pay dividends to our common stockholders.

Governmental control of currency conversion may affect the value of our common stock.

The PRC government imposes controls on the convertibility of Renminbi (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could lead the RMB equivalent of the U.S. dollars to be reduced and could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In the fiscal year 2025, China’s currency increased by a cumulative 1.5% against the U.S. dollar on hopes of boosting the domestic economy, making Chinese exports cheaper and imports into China more expensive by that amount. The effect on trade can be substantial. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents may subject our PRC resident beneficial owners to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital, or distribute profits to us, or may otherwise adversely affect us.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 (the “SAFE Notice”) requires PRC residents to register with local branches of SAFE regarding their direct establishment or indirect control of an offshore entity, for overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle” (the “SPV”). SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division, or other material event. Under the SAFE Notice, failure to comply with the registration procedures set forth above could result in liability under Chinese law for foreign exchange evasion and may result in penalties and legal sanctions, including fines, the imposition of restrictions on a Chinese subsidiary’s foreign exchange activities and its ability to distribute dividends to the SPV, its ability to pay the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiary and the SPV’s ability to contribute additional capital into or provide loans to the Chinese subsidiary. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement. However, we cannot provide any assurances that all our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

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

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Merger and Acquisition of Domestic Companies by Foreign Investors (the “2006 M&A Rules”), which became effective on September 8, 2006. According to the 2006 M&A Rules, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned, directly or indirectly, by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) and their PRC affiliates. Under the 2006 M&A Rules, any Round-trip Investment must be approved by the MOFCOM. The application of the 2006 M&A Rules with respect to the definition of Round-trip Investment remains unclear, with no consensus currently existing among the leading PRC law firms regarding the definition and scope of the applicability of MOFCOM approval.

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

If the PRC regulatory authorities take the view that the Jinong Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of Jinong. Additionally, the PRC regulatory authorities may take the view that the Jinong Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of Jinong’s business operations through a series of contractual arrangements rather than an outright purchase of Jinong. We cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive complete or effective economic benefit and overall control of Jinong’s business than if the Company had direct ownership of Jinong. In addition, we cannot assure you that such contractual arrangements can be successfully affected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Jinong, our corporate structure could be materially adversely affected.

Jinong’s contractual arrangements with Yuxing may result in adverse tax consequences for us.

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

Effective June 16, 2013, we substantially conduct all our operations on agriculture products, and generate substantially all our revenues from agriculture products, through contractual arrangements with VIE, Yuxing, that provide us, through our ownership of Green New Jersey and its ownership of Jinong, with effective control over Yuxing. We have no direct ownership interest in Yuxing. We depend on Yuxing to hold and maintain agriculture products contracts with our customers. Yuxing also owns substantially all our property, facilities and other assets relating to the operation of our agriculture products business and employs personnel for substantially all our agriculture products business. Neither we nor Jinong has any direct ownership interest in Yuxing. Although we believe that that each contract under Jinong’s contractual arrangements with Yuxing is valid, binding, and enforceable under current PRC laws and regulations in effect, these contractual arrangements may not be as effective in providing us with control over Yuxing as direct ownership of Yuxing would be. In addition, Yuxing may breach the contractual arrangements. For example, Yuxing may decide not to make contractual payments to Jinong, and consequently to us, in accordance with the existing contractual arrangements. In the event of any such breach, we would have to rely on legal remedies under PRC law. These remedies may not always be available or effective, particularly considering uncertainties in the PRC legal system.

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

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses, and requiring actions necessary for compliance. Licenses and permits issued or granted to us by relevant governmental bodies may be revoked later by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure will not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition, and results of operations.

The PRC environmental laws and regulations may adversely impact on our business.

Our manufacturing operations are subject to numerous environmental laws, ordinances, and regulations. These laws, ordinances and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal, and transportation of solid and hazardous waste. It is possible that compliance with a new regulatory requirement could impose significant compliance costs on us. Such costs could have a materially adverse effect on our business, financial condition, and results of operations. The increased global focus on environmental and social issues could result in the adoption of more stringent standards in these areas by the PRC.

We believe that we have obtained all permits, licenses, and approvals, and filed all registrations required for the conduct of our business, except where the failure to obtain such permit, license or approval, or file any registration would not have a material adverse effect on our business, financial condition and results of operations. We have not been notified by any governmental authority of any continuing noncompliance, liability or other claim relating to any of our properties or business operations, nor are we aware of any other material environmental condition with respect to any of our properties or arising out of our business operations at any other location.

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

The PRC government has significant influence over China-based operations of any company by allocating resources, providing preferential treatment to industries or companies, or imposing industry-wide policies on certain industries. The PRC government may also amend or enforce existing rules and regulation, or adopt ones, which could materially increase our compliance cost, change the relevant industry landscape, or cause significant changes to our business operations in China. In addition, the PRC regulatory system is based in part on government policies and internal guidance, some of which are not published on a timely basis or at all, and some of which may even have a retroactive effect. We may not always be aware of all non-compliance incidents, and may face regulatory investigation, fines, and other penalties as a result. As a result of the changes in the industrial policies of the PRC government, including the amendment to and/or enforcement of the related laws and regulations, companies with China-based operations face significant compliance and operational risks and uncertainties. For example, on July 24, 2021, Chinese state media, including Xinhua News Agency and China Central Television, announced a broad set of reforms targeting private education companies providing after-school tutoring services and prohibiting foreign investments in institutions providing such after-school tutoring services. As a result, the market value of certain U.S. listed companies with China-based operations in the affected sectors declined substantially. On August 30, 2021, the PRC government-imposed restrictions over the provision of online gaming services to minors, aiming at curbing excessive indulgence in online gaming and protecting minors’ mental and physical health, which could adversely affect the development of the online gaming industry in China. The PRC government has also imposed severe restrictions over the operations of cryptocurrency business, which changed the entire industry landscape in China. In addition, the National Development and Reform Commission of China may classify cryptocurrency mining operations as an industry to be eliminated. We have adopted a development strategy to focus on the development and expansion of our blockchain and cryptocurrency mining operations into international markets. As of the date of this report, we are not aware of any similar regulations that may be adopted to significantly curtail our existing business operations in China. However, if such other adverse regulations or policies are adopted in China, our existing operations in China will be materially and adversely affected, and we may have to relocate our offices and certain assets to international markets outside China, which may significantly disrupt our international operations and adversely affect our business, financial condition and results of operations.

If we were to be deemed as a “resident enterprise” by PRC tax authorities, we could be subject to tax on our global income at the rate of 25% under the Enterprise Income Tax Law (“2008 EIT Law”) in the PRC and our non-PRC shareholders could be subject to certain PRC taxes.

Under the 2008 EIT Law and the implementing rules, both of which became effective January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC may be considered a PRC “resident enterprise” and will be subject to the enterprise income tax at the rate of 25% on its global income as well as PRC enterprise income tax reporting obligations. The implementing rules of the 2008 EIT Law define “de facto management” as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. If we were to be considered a “resident enterprise” by the PRC tax authorities, our global income would be taxable under the 2008 EIT Law at the rate of 25% and, to the extent we were to generate a substantial amount of income outside of PRC in the future, we would be subject to additional taxes. In addition, the dividends we pay to our non-PRC enterprise shareholders and gains derived by such shareholders from the transfer of our shares may also be subject to PRC withholding tax at the rate up to 10% if such income were regarded as China-sourced income. In addition, the circular mentioned above details that certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises will be classified as “resident enterprises” if the following are located or resident in China: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and stockholders’ meetings; and half or more of the directors with voting rights or senior management. However, as of the date hereof, no final interpretation on the implementation of the “resident enterprise” designation is available. Moreover, any such designation, when made by PRC tax authorities, will be determined based on the facts and circumstances of individual cases. As a result, we cannot determine the likelihood or consequences of our being designated a “resident enterprise” as of the date hereof.

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

Almost all our present officers and directors reside outside of the United States; accordingly, it may be difficult to serve them with process in case of a legal action against them. In addition, our operating subsidiaries are in the PRC and substantially all their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us or our officers and directors in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or most of our directors and officers of criminal penalties, under the United States Federal securities laws or otherwise. In addition, enforcement of a foreign judgment in the PRC may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium, or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are required to comply with the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft, and other fraudulent practices may occur in the PRC. If our competitors engage in these practices, they may receive preferential treatment, giving our competitors an advantage in securing business, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition, and results of operations.

We may have difficulty managing the risk associated with doing business in the Chinese fertilizer and agricultural products sectors.

In general, the fertilizer and agricultural products sectors in China are affected by a series of factors, including, but not limited to, natural, economic, and social such as climate, market, technology, regulation, and globalization, which makes risk management difficult. Fertilizer and agricultural products operations in China face similar risks as present in other countries; however, in the PRC these can either be mitigated or exacerbated due to governmental intervention through policy promulgation and implementation either in the fertilizer and agricultural products or sectors which provide critical inputs to fertilizer and agricultural products such as energy or outputs such as transportation. While not an exhaustive list, the following factors could significantly affect our ability to do business:

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

We have received a notice of delisting from the NYSE, which, if finalized, would materially and adversely affect the trading price and liquidity of our common stock and our ability to raise capital.

On October 13, 2025, we received a determination notice from the staff of NYSE Regulation stating their decision to commence proceedings to delist our common stock from the NYSE for failure to meet the minimum average global market capitalization standard. Trading in our common stock on the NYSE was suspended immediately. While we are evaluating our options, including a potential appeal of this determination, there can be no assurance that any appeal would be successful. The delisting of our common stock would have numerous significant and adverse consequences, including:

●	Reduced Liquidity and Market Price. If our common stock is delisted, we may seek to have it quoted on an OTC market, such as the OTCQB or Pink Sheets. These alternative markets are generally considered to be less liquid and more volatile than the NYSE. Delisting could result in a significant decline in the trading price of our common stock, a reduction in the number of market makers for our stock, and wider bid-ask spreads, making it more difficult and expensive for investors to trade their shares. Furthermore, many institutional investors have policies that prevent them from holding unlisted securities, which could lead to forced sales and further downward pressure on our stock price.

●	Severely Impaired Access to Capital. A delisting would severely limit or eliminate our access to public equity capital markets. This would make it substantially more difficult to raise the funds necessary to finance our operations, execute our business plan, or pursue strategic opportunities. A lack of access to capital could materially harm our business, financial condition, and ability to continue as a going concern.

●	Negative Impact on Business and Reputation. The delisting of our common stock could harm our business relationships and reputation. It may be more difficult to attract and retain qualified employees, particularly those who receive equity-based compensation. Similarly, our customers, vendors, and other strategic partners may view a delisting as a sign of financial instability, which could negatively impact their willingness to do business with us.

Given these factors, the delisting of our common stock from the NYSE would have a material and adverse effect on our company and the value of your investment.

We may not pay any cash dividends in the near future.

We paid a cash dividend on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. However, we may not anticipate paying cash dividends on our common stock in the near future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends. At present we intend to retain all earnings for our company’s operations.

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operations results;

●	filing of a class action lawsuit against us and certain of our current and former officers;

●	changes in financial estimates by securities research analysts;

●	conditions in foreign or domestic fertilizer and agricultural markets;

●	changes in the economic performance or market valuations of other companies in the same industry;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between the RMB and the U.S. dollar;

●	intellectual property litigation;

●	general economic or political conditions in the PRC; and

●	Other events or factors, many of which are beyond our control.

In addition, the securities market has experienced significant price and volume fluctuations that are not related to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our stock, regardless of our actual operating performance.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We may need to obtain additional equity or debt financing to fund future capital expenditures. Additional equity may result in dilution for the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

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

We paid a cash dividend on January 30, 2015 to stockholders of record as of the close of business on the record date of October 31, 2014. However, the Board of Directors may not intend to declare any dividends on our common stock soon, but instead it currently intends to retain all earnings, if any, for use in the operation and expansion of our business. If we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies.

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

Enlightify Inc., as a holding company incorporated in Nevada, the United States, without material operations of its own, relies on dividends and other distributions on equity paid by its PRC operating subsidiaries for its cash needs. We do not control VIE or have any equity interest in it but rely solely on contractual arrangements with VIE. These contractual relationships are not equivalent to an equity position; their principal purpose is to allow the Company to consolidate the VIE results for US GAAP purposes. These contracts have not been tested in a court of law; the other parties to them could violate them, and we cannot be sure the courts will allow us any recourse in the case of such violations. Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Risks Related to Cybersecurity.

We may be exposed to cybersecurity threats and hacks, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Cyberattacks and security vulnerabilities could lead to increased costs and harm to employees.

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations undertake attacks that pose threats to our IT. These actors may use a wide variety of methods. Some fraudsters may steal the communication information of corporate executives such as WeChat, QQ, Dingding, and mail to trick corporate financial personnel to transfer money. They usually use “contract payment,” “deposit,” “business payment” and other reasons to induce the company’s financial personnel to transfer money from the company’s account. Financial personnel may not ask the relevant personnel for instructions and approval before the transfer of funds, and when the criminal suspects send instructions through QQ, they do not communicate and verify with the relevant person in charge of the company, and transfer the money to others’ accounts without authorization, resulting in the loss of the company’s property. Some fraudsters pose as national public security personnel, on the grounds of involvement, anti-money laundering, etc., to induce the click of unknown network links, by installing Trojan viruses in electronic products tools, steal online banking or mobile banking information, and directly steal funds. Telecom network fraud cases show a trend of multiple, and the amount of money involved is huge. These risks, if realized, may increase our costs, damage our reputation, or negatively impact on our revenues or margins.

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

Intellectual property theft can cause organizations to suffer significant financial losses, and not only that, but it can also raise compliance and legal issues, affecting our operations and growth.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management program. The Company manages cybersecurity and data protection through a continuously evolving program. Our cybersecurity risk management program is designed to provide a framework for assessing, identifying, and managing cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers, and to facilitate coordination across different departments of our Company. Our processes include steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider, and implementing cybersecurity countermeasures and mitigation strategies and informing management and the board of directors of material cybersecurity threats and incidents.

The Board of Directors has oversight into the most significant risks facing us and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee of the Board of Directors (the “Audit Committee”) has been designated to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our management. The Board of Directors also receives periodic updates from management and the Audit Committee on cybersecurity risks. Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Executive Officer. Management regularly updates the Audit Committee on our cybersecurity programs, which includes cybersecurity risks and mitigation strategies, vulnerability management, and on-going cybersecurity projects.

During the past fiscal year, based on our current detection and monitoring capabilities, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate, and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

Item 2. Properties

There is no private ownership of land in China. All land is owned by the PRC government on behalf of all Chinese citizens or collectively owned by farmers. Land use rights can be granted or transferred with or without consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at Third floor, Borough A, Block A. No. 181, South Taibai Road, Xi’an, Shaanxi Province, PRC 710065. The office space is approximately 360 square meters (3,875 square feet). It is rented from Xi’an Kingtone Information Technology Co., Ltd. (“Kingtone Information”), for a term of two years from July 1, 2022 at monthly rent of RMB28,000 (approximately $3,909) for 612 square meters (approximately 6,588 square feet) of office space.

Through Jinong, we own an approximately 6,495 square meters (69,911 square feet) production facility that manufactures liquid fertilizer products and a 13,803-square meter (148,576 square feet) production facility that produces liquid and highly concentrated (powdered) fertilizers, located in the Yang Ling Agriculture High-Tech Demonstration Zone, on No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province, PRC 712100. The production facilities occupy approximately 30,947 square meters (333,111 square feet) of land, which contain office buildings, warehouses, and research laboratories. The production lines have a total annual production capacity of 55,000 metric tons. We own the land use rights for the land Jinong’s manufacturing facilities are situated for a term of 50 years from 2001.

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

Through Gufeng and Tianjuyuan, we own an additional 17,930 square meters (approximately 192,997 square feet) of manufacturing, office, and warehouse space and 47,110 square meters (approximately 507,088 square feet) of auxiliary facilities of the building located on approximately 42,726 square meters (459,898 square feet) of land located in No. 6 Mafang Logistics Park, Pinggu, Beijing. In addition, the eight manufacturing facilities of Gufeng and Tianjuyuan collectively increased our total annual production capacity by another 500,000 metric tons.

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

Antaeus rents approximately 404 square meters (4,348 square feet) of office in Austin, Texas. The rental term is from April 1, 2025 to March 31, 2026.

The details on our properties and manufacturing facilities are described in the table below:

Facility Location and Production Segment	Address	Area (square meters/ square feet)	Ownership Status and Term

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, No. 6 Guhua 5 Road, Yangling, Xi’an, Shaanxi province	30,947 sq. m. (333,111 sq. ft.)	Land use right (Certificate #006012633) expires in January 2051*(1)

Xi’an – Fertilizers (Jinong)	Yang Ling Agriculture High- tech Demonstration Zone, Guhua 5 Road, Yangling, Xi’an, Shaanxi province	6,495 sq. m. No. 6 (69,911 sq. ft.)	Building Ownership Certificate (Certificate # 20050722) * (1)

Xi’an – Research and development center (Yuxing)	North Xin’an Village, Weifeng, Hu County, Shaanxi Province	353,000 sq. m. (3,799,660 sq. ft.)	Land use right (Certificate #006001700) expires in August 2059

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	42,726 sq. m. (459,898 sq. ft.)	Land use right (Certificate #2003189) expires in August 2053 * (1)

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	17,930 sq. m. (192,997 sq. ft.)	Building Ownership Certificate# 33142 * (1)

Beijing – Fertilizers (Tianjuyuan & Gufeng)	South of Nanzhangdai Village, Donggaocun Town, Ping Gu District, Beijing	47,333 sq. m. (509,488 sq. ft.)	Rent from February 2004 to January 2054

Austin – Bitcoin (Antaeus)	3415 Greystone Dr, Suite 205, Austin, TX 78731	404 sq. m. (4,348 sq. ft.)	Rent from April 2025 to March 2026

* (1)	As of June 30, 2025, the encumbrances over our land use right and building ownership are summarized as below:

No.	Loan Amount	Lending Institution	Contract Period	Type of Guarantee	Interest Rate (Per Annum)	Property under Mortgage
1	RMB 10 million ($1,395,900)	Beijing Bank -Pinggu Branch	June 16, 2025-June 16, 2026	Mortgage	3.20%	Tianjuyuan’s land

2	RMB 3.04 million ($424,354)	Industrial Bank Co. Ltd	July 5, 2024-July 4, 2026	Mortgage	3.55%	Office Building

3	RMB 6.8 million ($949,212)	Industrial Bank Co. Ltd	April 17, 2025-April 16, 2027	Mortgage	3.00%	Jinong’s land

4	RMB 10 million ($1,395,900)	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	Mortgage	3.70%	Jinong’s land

5	RMB 10 million ($1,395,900)	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	Mortgage	3.70%	Jinong’s land

6	RMB 13.5 million ($1,884,465)	Chang’An Bank	June 14, 2024- June 13, 2027	Mortgage	4.00%	Office Building

7	RMB 20 million ($2,791,800)	Qinnong Bank	August 5, 2024-August 4, 2026	Mortgage	3.80%	Office Building

Item 3. Legal Proceedings

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its former co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The Company has moved to dismiss the lawsuit in which motion is pending.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two authorized classes of equity securities: (i) common stock, par value $0.001 per share, 15,769,434 shares of which were outstanding as of October 21, 2025, and (ii) preferred stock, par value $0.001 per share, of which no shares were outstanding as of October 21, 2025. Since December 7, 2009, our common stock was listed and traded on the NYSE under the symbol “ENFY”.

Holders

As of June 30, 2025, there were approximately 320 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 27, 2009, our Board of Directors (the “Board”) adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”). On December 11, 2009, our stockholders approved of the Incentive Plan. The Incentive Plan gives us the ability to grant stock options, stock appreciation rights (SARs), restricted stock and other stock-based awards to our employees, consultants and to non-employee members of our advisory board or our Board or the board of directors of any of our subsidiaries. On October 3, 2012, October 25, 2013 and May 15, 2015, our Board approved the amendment to increase the shares covered by the Incentive Plan by three million shares. On April 23, 2019, our Board approved the fourth amendment to increase the shares covered by the Incentive Plan by 3.9 million shares and an extension of the Plan for an additional ten years. All four amendments were approved by our stockholders at the annual meetings held on December 15, 2012, December 22, 2013, June 30, 2015, and June 22, 2019, respectively.

On August 10, 2023, the Board adopted the Company’s 2023 Plan, which is subject to the approval by our stockholders under Proposal No. 2 in the annual meeting held on November 7, 2023. On April 25, 2025, the Board of Directors adopted and approved the Amendment to the 2023 Plan, subject to stockholder approval. The purpose of the Amendment is to increase the number of shares of the Company’s common stock available for issuance thereunder by another 3 million shares, to 5.7 million shares.

As of October 21, 2025, there were no outstanding options to purchase any shares of common stock granted under the Plans. Options granted in the future under the Plans are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under the Plans as of October 21, 2025.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans to be approved by security holders	—	—	3,000,000
Total	—	$—	3,000,000

Performance Graph

The following graph compares the cumulative total return on our common stock, the NYSE Composite Index and a peer group index consisting of companies reporting under the S&P 500 Fertilizers & Agricultural Chemicals Sub Industry Index over the period commencing on June 30, 2019 and ending on June 30, 2025.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

There was no unregistered sale of the Company’s equity securities during the fiscal year ended June 30, 2025, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

During the fiscal year 2025, the Company repurchased 345,980 shares of its common stock under an authorized share repurchase program for $398,526. All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on January 21, 2025.

Item 6. [Reserved]

The Company has elected to early adopt the amendment to Item 301 of Regulation S-K and is no longer required to provide five years of selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments — NYSE Delisting and Going Concern Uncertainty

On October 13, 2025, the Company received a determination notice from the NYSE stating its intent to commence proceedings to delist our common stock. Trading was suspended immediately. This event has a material impact on our financial condition and raises substantial doubt about our ability to continue as a going concern. The following discussion and analysis should be read with this critical uncertainty in mind. Further details regarding this matter and our plans are provided in the “Liquidity and Capital Resources” section of this MD&A, “Item 1A. Risk Factors,” and in Notes 3 and 18 to our consolidated financial statements.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 86.8% and 88.8% of our total revenues for the years ended June 30, 2025 and 2024, respectively. Yuxing generated 13.0% and 9.8% of our revenues for the years ended June 30, 2025 and 2024, respectively. Yuxing serves as a research and development base for our fertilizer products. Antaeus generated 0.2% and 1.3% of our revenues for the years ended June 30, 2025 and 2024, respectively.

Fertilizer Products

As of June 30, 2025, we had developed, produced, and sold a total of 111 different fertilizer products in use, of which 73 were developed and produced by Jinong and 38 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Year Ended June 30,		Change 2024 to 2025
	2025	2024	Amount	%
	(Metric tons)
Jinong	39,304	33,474	5,831	17.4%
Gufeng	74,197	105,597	(31,399)	-29.7%
	113,501	139,070	(25,569)	-18.4%

	Year Ended June 30,
	2025	2024
	(Revenue per tons)
Jinong	$746	$983
Gufeng	496	491

For the fiscal year ended June 30, 2025, we sold approximately 113,501 metric tons of fertilizer products, as compared to 139,070 metric tons for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2025, Jinong sold approximately 39,304 metric tons of fertilizer products, as compared to 33,474 metric tons for the fiscal year ended June 30, 2024. For the fiscal year ended June 30, 2025, Gufeng sold approximately 74,197 metric tons of fertilizer products, as compared to 105,597 metric tons for the fiscal year ended June 30, 2024.

Our sales of fertilizer products to five provinces accounted for approximately 65.2% of our manufactured fertilizer revenue for year ended June 30, 2025. Specifically, the provinces and their respective percentage contributed to our fertilizer revenues were Hebei (26.9%), Heilongjiang (11.9%), Liaoning (9.5%), Shaanxi (8.7%), and Inner Mongolia (8.2%).

As of June 30, 2025, we had a total of 639 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 611 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 21.4% of its fertilizer revenues for the fiscal year ended June 30, 2025. Gufeng had 28 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 45.4% of their revenues for the fiscal year ended June 30, 2025.

Agricultural Products

Through Yuxing, we develop, produce, and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces that accounted for 89.1% of our agricultural products revenue for the fiscal year ended June 30, 2025 were Shaanxi (81.9%), Beijing (4.7%), and Shanghai (2.5%).

Digital Assets Bitcoin

In March 2023, we purchased digital assets mining machines and established Antaeus Tech Inc. (“Antaeus”) in the State of Texas to mine digital assets Bitcoin. Through Antaeus, we expanded our activities in the mining of digital assets Bitcoin.

Recent Developments

New products and distributors

During the three months ending June 30, 2025, Jinong discontinued 8 obsolete products and terminated 2 unqualified distributors. Meanwhile, Gufeng did not introduce any new fertilizer products or onboard new distributors.

Results of Operations

Fiscal Year ended June 30, 2025 Compared to the Year ended June 30, 2024.

FOR THE YEARS ENDED JUNE 30

	2025	2024	Change $	Change %
Sales
Jinong	$28,803,021	$32,954,490	(4,151,469)	-12.6%
Gufeng	36,549,551	52,189,666	(15,640,115)	-30.0%
Yuxing	9,750,553	9,416,451	334,102	3.5%
Antaeus	181,746	1,285,181	(1,103,435)	-85.9%
Net sales	75,284,871	95,845,788	(20,560,917)	-21.5%
Cost of goods sold
Jinong	17,934,458	21,778,141	(3,843,683)	-17.6%
Gufeng	31,967,249	45,600,383	(13,633,134)	-29.9%
Yuxing	8,057,609	7,816,566	241,043	3.1%
Antaeus	215,773	928,718	(712,945)	-76.8%
Cost of goods sold	58,175,089	76,123,808	(17,948,719)	-23.6%
Gross profit	17,109,782	19,721,980	(2,612,198)	-13.2%
Operating expenses
Selling expenses	7,434,325	7,790,881	(356,556)	-4.6%
General and administrative expenses	24,430,435	40,779,553	(16,349,119)	-40.1%
Change in fair value of Bitcoin	-	2,701	(2,701)	-100%
Total operating expenses	31,864,760	48,573,135	(16,708,376)	-34.4%
Loss from operations	(14,754,978)	(28,851,155)	14,096,178	-48.9%
Other income (expense)
Other income (expense)	(553,312)	132,974	(686,286)	-516.1%
Interest income	126,918	194,401	(67,483)	-34.7%
Interest expense	(470,623)	(292,186)	(178,437)	61.1%
Total other income (expense)	(897,017)	35,189	(932,206)	-2649.1%
Loss before income taxes	(15,651,995)	(28,815,966)	13,163,971	-45.7%
Provision for income taxes	(49,835)	(410,651)	360,816	-87.9%
Net loss	(15,602,160)	(28,405,315)	12,803,155	-45.1%
Other comprehensive (loss) income
Foreign currency translation (loss) gain	(1,461,004)	399,957	(1,860,961)	-465.3%
Comprehensive loss	$(17,063,164)	$(28,005,358)	10,942,194	-39.1%
Basic weighted average shares outstanding	14,897,067	13,936,757	960,311	6.9%
Basic net loss per share	$(1.05)	$(2.04)	0.99	-48.6%
Diluted weighted average shares outstanding	14,897,067	13,936,757	960,311	6.9%
Diluted net loss per share	$(1.05)	$(2.04)	0.99	-48.6%

Net Sales

Total net sales for the fiscal year ended June 30, 2025 were $75,284,871, a decrease of $20,560,917 or 21.5%, from $95,845,788 for the fiscal year ended June 30, 2024. This decrease was principally due to Gufeng’s lower sales.

For the fiscal year ended June 30, 2025, Jinong’s net sales decreased by $4,151,469, or 12.6%, to $28,803,021 from $32,954,490 for the fiscal year ended June 30, 2024. This decrease was mainly due to the reduction in unit price during the last fiscal year. Jinong sold 39,304 tons of product during the fiscal year 2025, an increase of 5,831 tons or 17.4% comparing with 33,474 tons in fiscal year 2024. However, the revenue per ton was only $746, a decrease of $237 or 24.1% compared to $983 for the fiscal year ended June 30, 2024.

For the fiscal year ended June 30, 2025, Gufeng’s net sales were $36,549,551, a decrease of $15,640,115, or 30.0% from $52,189,666, for the fiscal year ended June 30, 2024. The decline in net sales was primarily due to reduced sales volume for Gufeng during the last fiscal year. Gufeng sold 74,197 tons of product during the fiscal year 2025, a decrease of 31,399 tons or 29.7% compared to 105,597 tons for fiscal year 2024.

For the fiscal year ended June 30, 2025, Yuxing’s net sales were $9,750,553, an increase of $334,102, or 3.5%, from $9,416,451 for the fiscal year ended June 30, 2024. The increase was mainly attributable to the increase in market demand during the fiscal year 2025.

For the fiscal year ended June 30,2025, Antaeus’s net sales were $181,746, a decrease of $1,103,435, or 85.9%, from $1,285,181 for the fiscal year ended June 30, 2024. The decrease stemmed from the Company’s strategic shift.

Cost of Goods Sold

The total cost of goods sold for the fiscal year ended June 30, 2025 was $58,175,089, a decrease of $17,948,719, or 23.6%, from $76,123,808 for the fiscal year ended June 30, 2024. This decrease was primarily due to lower net sales.

Cost of goods sold by Jinong for the fiscal year ended June 30, 2025 was $17,934,458, a decrease of $3,843,683, or 17.6%, from $21,778,141, for the fiscal year ended June 30, 2024. The decrease in cost of goods was mainly due to the 12.6% decrease in Jinong’s net sales during the fiscal year 2025.

Cost of goods sold by Gufeng for the fiscal year ended June 30, 2025 was $31,967,249, a decrease of $13,633,134, or 29.9%, from $45,600,383, for the fiscal year ended June 30, 2024. The decrease in cost of goods was mainly due to the 30.0% decrease in Gufeng’s net sales during the fiscal year 2025.

For year ended June 30, 2025, the cost of goods sold by Yuxing was $8,057,609, an increase of $241,043, or 3.1%, from $7,816,566 for the fiscal year ended June 30, 2024. This increase was mainly due to the 3.5% increase in Yuxing’s net sales during the fiscal year 2025.

For year ended June 30,2025, the cost of goods sold by Antaeus was $215,773, a decrease of $712,945, or 76.8%, from $928,718 for the fiscal year ended June 30, 2024. This decrease was mainly due to the 85.9% decrease in Antaeus’s net sales during the fiscal year 2025.

Gross Profit

Total gross profit for the fiscal year ended June 30, 2025 decreased by $2,612,198 to $17,109,782, as compared to $19,721,980 for the fiscal year ended June 30, 2024. Gross profit margin was 22.7% and 20.6% for the fiscal years ended June 30, 2025 and 2024, respectively.

Gross profit generated by Jinong decreased by $307,786, or 2.8%, to $10,868,563 for the fiscal year ended June 30, 2025 from $11,176,349 for the fiscal year ended June 30, 2024. Gross profit margin from Jinong’s sales was approximately 37.7% and 33.9% for the fiscal years ended June 30, 2025 and 2024, respectively. The increase in gross profit percentage was mainly due to lower product cost.

For the fiscal year ended June 30, 2025, gross profit generated by Gufeng was $4,582,302, a decrease of $2,006,981, or 30.5%, from $6,589,283 for the fiscal year ended June 30, 2024. Gross profit margin from Gufeng’s sales was approximately 12.5% and 12.6% for the fiscal years ended June 30, 2025 and 2024, respectively.

For the fiscal year ended June 30, 2025, gross profit generated by Yuxing was $1,692,944, a decrease of $93,059, or 5.8% from $1,599,885 for the fiscal year ended June 30, 2024. The gross profit margin was approximately 17.4% and 17.0% for the fiscal years ended June 30, 2025 and 2024, respectively.

For the fiscal year ended June 30,2025, gross profit generated by Antaeus was $(34,027), a decrease of $390,490, or 109.5%, from $356,463 for the fiscal year ended June 30, 2024.The gross profit margin was approximately -18.7% and 27.7% for the fiscal year ended June 30,2025 and 2024, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising, and promotion expenses, freight-out costs, and related compensation. Selling expenses were $7,434,325, or 9.9%, of net sales for the fiscal year ended June 30, 2025, as compared to $7,790,881, or 8.1%, of net sales, for the fiscal year ended June 30, 2024, a decrease of $356,556, or 4.6%. The selling expenses of Jinong for the fiscal year ended June 30, 2025 were $7,007,021 or 24.3% of Jinong’s net sales, as compared to selling expenses of $7,404,487 or 22.5% of Jinong’s net sales for the fiscal year ended June 30, 2024, a decrease of $397,466, or 5.4%. The selling expenses of Yuxing were $84,817, or 0.9% of Yuxing’s net sales for the fiscal year ended June 30, 2025, as compared to $102,059, or 1.1% of Yuxing’s net sales for the fiscal year ended June 30, 2024. The selling expenses of Gufeng were $342,487, or 0.9% of Gufeng’s net sales for the fiscal year ended June 30, 2025, as compared to $284,335, or 0.5% of Gufeng’s net sales for the fiscal year ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of related salaries, rental expenses, business development, depreciation, and travel expenses incurred by our general and administrative departments and legal and professional expenses, including expenses incurred and accrued for certain litigation. General and administrative expenses were $24,430,435, or 32.5% of net sales for the fiscal year ended June 30, 2025, as compared to $40,779,553, or 42.5%, of net sales for the fiscal year ended June 30, 2024, a decrease of $16,349,119, or 40.1%. The decrease in general and administrative expenses was mainly due to lower bad debts expense.

Total Other Income (Expenses)

Total other income consisted of income from subsidies received from the PRC government, interest income, interest expenses, and bank charges. The total other expense for the fiscal year ended June 30, 2025 was $897,017, as compared to the total other income of $35,189 for the fiscal year ended June 30, 2024, a decrease of $932,206, or 2649.1%. The decrease in total other income mainly resulted from higher non-operating expense and higher bank charge in fiscal year 2025.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong has no income tax expense for the fiscal year ended June 30, 2025 and 2024.

Gufeng is subject to a tax rate of 25% and has no income tax expense for the fiscal year ended June 30, 2025 and 2024.

Yuxing has no income tax for the years ended June 30, 2025 and 2024 because it is exempted from paying income tax due to its products falling into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and has income tax expense of $(49,835) and $(410,651) for the fiscal year ended June 30, 2025 and 2024, respectively.

Net loss

Net loss for the fiscal year ended June 30, 2025 was $(15,602,160), a decrease of loss with amount of $12,803,155, or 45.1%, compared to $(28,405,315), for the fiscal year ended June 30, 2024. The decrease was mainly due to lower General and administrative expenses. Net loss as a percentage of total net sales was approximately -20.7% and -29.6% for the fiscal years ended June 30, 2025 and 2024, respectively.

Discussion of Segment Profitability Measures

As of June 30, 2025, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purposes, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget for development, production, and sales.

Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) makes decisions with respect to resources allocation and performance assessment upon receiving financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems; however, net income by segment is the principal benchmark to measure profit or loss adopted by the CODM.

For Jinong, net loss increased by $5,627,748 or 188.6% to $(8,611,147) for the year ended June 30, 2025, from $(2,983,399) for the fiscal year ended June 30, 2024. The difference was due to higher general and administrative expenses.

For Gufeng, net loss decreased by $15,756,585 or 82.0% to $(3,462,990) for the year ended June 30, 2025 from $(19,219,575) for year ended June 30, 2024. The difference was primarily due to the decrease in general and administrative expenses.

For Yuxing, net loss decreased 174.9%, by $1,403,770, to net income of $601,195 for the year ended June 30, 2025 from $(802,575) for year ended June 30, 2024. The decrease in net loss was mainly due to lower general and administrative expenses.

For Antaeus, the net loss decreased by $1,357,357 or 87.9% to $(187,474) for the year ended June 30, 2025 from $(1,544,831) for year ended June 30, 2024.

Liquidity and Capital Resources

The Company has historically funded operations through cash flows from operations and financing activities. On October 13, 2025, the NYSE Regulation commenced delisting proceedings for the Company’s common stock (ENFY) and trading was suspended. Management is currently evaluating options to mitigate the potential negative effects of the delisting on liquidity and access to capital, including the potential need for additional financing and the possibility of debt covenant waivers. There can be no assurance that any plan will be implemented or successful. See Notes 18 and 3 for additional context.

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of June 30, 2025, cash and cash equivalents were $52,519,418, a decrease of $6,253,169, or 10.6%, from $58,772,587 as of June 30, 2024.

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

The following table sets forth a summary of our cash flow for the periods indicated:

	Year Ended June 30,
	2025	2024
Net cash used in operating activities	$(2,561,222)	$(9,872,781)
Net cash used in investing activities	(5,754,622)	(6,102,903)
Net cash provided by financing activities	3,185,474	3,274,064
Effect of exchange rate change on cash and cash equivalents	(1,122,799)	332,020
Net decrease in cash and cash equivalents	(6,253,169)	(12,369,600)
Cash and cash equivalents, beginning balance	58,772,587	71,142,188
Cash and cash equivalents, ending balance	$52,519,418	$58,772,587

Operating Activities

Net cash used in operating activities was $2,561,222 for the fiscal year ended June 30, 2025, a decrease of $7,311,559 or 74.1% from cash used in operating activities of $9,872,781 for the fiscal year ended June 30, 2024. The decrease was mainly due to lower net loss for fiscal year 2025 and lower account receivables for the fiscal year ended June 30, 2025.

Investing Activities

Net cash used for investing activities for the fiscal year ended June 30, 2025 was $5,754,622, a decrease of $348,281, or 5.7%, from cash provided by investing activities of $6,102,903 for the fiscal year ended June 30, 2024. This decrease was mainly attributed to lower purchasing of plant, property, and equipment.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2025 was $3,185,474, a decrease of $88,590, or 2.7% from cash provided by financing activities of $3,274,064 for the fiscal year ended June 30, 2024.

As of June 30, our loans payable was as follows:

	2025	2024
Short term loans payable:	4,720,934	7,466,250
Long term loans payable:	$7,889,627	$1,856,250
Total	$12,610,561	$9,322,500

Accounts Receivable

We had accounts receivable of $19,345,061 as of June 30, 2025, as compared to $16,493,068 as of June 30, 2024, an increase of $2,851,993 or 17.3%. The principal reason for the increase is due to the increase in Jinong’s accounts receivable. As of June 30, 2025, Jinong had accounts receivable of $13,322,203, an increase of $1,547,909, or 13.1%, compared to $11,774,294 as of June 30, 2024. As of June 30, 2025, allowance for doubtful accounts in accounts receivable for the fiscal year ended June 30, 2025 was $30,266,093, an increase of $7,524,397 or 33.1% from $22,741,696 as of June 30, 2024. And the allowance for doubtful accounts as a percentage of accounts receivable was 61.0% as of June 30, 2025 and 58.0% as of June 30, 2024.

Deferred assets

We had no deferred assets as of June 30, 2025 and 2024. During the twelve months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market share. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of June 30, 2025.

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

Inventories

We had inventories of $36,975,287 as of June 30, 2025, compared to $37,826,456 as of June 30, 2024, a decrease of $851,169, or 2.3%. The principal reason for the decrease is due to the decrease in Gufeng’s inventory. As of June 30, 2025, Gufeng’s inventory was $9,458,569, compared to $11,225,115 as of June 30, 2024, a decrease of $1,766,546, or 15.7%.

Advances to Suppliers

We had advances to suppliers of $12,367,419 as of June 30, 2025, comparing to $12,110,034 as of June 30, 2024, representing an increase of $257,385, or 2.1%. Our inventory level may fluctuate from time to time, depending how fast the raw material is consumed and replenished during the production process, and how fast the finished goods are sold. The replenishment of raw material relies on the management’s estimate of numerous factors, including but not limited to, the future price of raw material, and spot price along with their volatility, as well as the seasonal demand and future price of finished fertilizer products. Such an estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,736,031 as of June 30, 2025 as compared to $1,685,725 as of June 30, 2024, representing an increase of $50,307, or 3.0%.

Unearned Revenue (Customer Deposit)

We had unearned revenue of $4,526,024 as of June 30, 2025, comparing to $4,937,207 as of June 30, 2024, representing a decrease of $411,183, or 8.3%. The decrease was mainly due to Gufeng. Gufeng has $2,388,515 unearned revenue as of June 30, 2025, comparing to $4,391,668 unearned revenue as of June 30, 2024, representing a decrease of $2,003,153, or 45.6%. We expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Going Concern Evaluation

The evaluation of our ability to continue as a going concern is a critical accounting estimate due to the significant judgment required in assessing the impact of current and future events on our operations. As described in Note 3 to the consolidated financial statements, our recurring operating losses, negative cash flows from operations, and the recent determination by the NYSE to delist our common stock raise substantial doubt about our ability to continue as a going concern.

In making our assessment, we must make significant estimates regarding the feasibility and potential success of our mitigation plans, including the outcome of a potential appeal of the NYSE’s decision and our capacity to obtain alternative financing. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may be unable to realize our assets and discharge our liabilities in the normal course of business, which could have a material adverse effect on our financial position.

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

Accounts receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. Any accounts receivable of Jinong and Gufeng that are outstanding for more than 180 days will be accounted as an allowance for bad debts, and any accounts receivable of Yuxing that are outstanding for more than 90 days will be accounted as an allowance for bad debts.

Assets held for sale

There were no assets held for sale as of June 30, 2025.

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of June 30, 2025.

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

As of June 30, 2025, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). For financial reporting purposes, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. As of June 30, 2025, our accumulated other comprehensive loss was $28.0 million. We have not entered into any hedging transactions to reduce our exposure to foreign exchange risk. The value of RMB against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Between July 1, 2024 and June 30, 2025, China’s currency increased by a cumulative 1.5% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that, in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2025 and June 30, 2024 was $4.7 million and $7.5 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the fiscal year ended June 30, 2025. The original loan term on average is one year, and the remaining average life of the short term-loans is one year.

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

Inflation Risk

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. Notwithstanding the measures taken by the PRC government to control inflation, China still experienced an increase in inflation, and our operating cost became higher than anticipated. The high rate of inflation had an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Risk of epidemics, pandemics, or other outbreaks

The outbreak of COVID-19 had adversely affected, and in the future it or other epidemics, pandemics or outbreaks may adversely affect our operations. This is or may be due to closures or restrictions requested or mandated by governmental authorities, disruption to supply chains and workforce, reduction of demand for our products and services, and credit losses when customers and other counterparties fail to satisfy their obligations to us. We share most of these risks with all businesses.

In addition, the COVID-19 outbreak had significantly increased economic and demand uncertainty. The outbreak and spread of COVID-19 may have a further adverse impact on our financial condition and operations, and this impact could exist for an extensive period.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities.

Additional future impacts on the Company may include, but are not limited to, material adverse effects on demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure. To the extent pandemic adversely affects the Company’s business, results of operations, financial condition, and stock price, it may also have the effect of heightening many of the other risks described above.

Item 8. Financial Statements and Supplementary Data

Balance sheets, as of June 30, 2025 and 2024, and statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025 and 2024, together with the related notes and the reports of our independent registered public accounting firms, are set forth on the “F” pages of this report.

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

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Management assessed our internal control over financial reporting as of the year ended June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (COSO) in the report entitled “Internal Control-Integrated Framework.” The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We are not required to have our internal control over financial reporting as of June 30, 2025 audited by our auditors because we are a smaller reporting company.

Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

			Term as
			Director of
Name	Position with the Company	Age	Company

Zhuoyu Li	Chairman of the Board of Directors, Chief Executive Officer, President	33	2017 - Present

Jian Huang	Co- Chief Executive Officer, Director	36	2021 - Present

Yongcheng Yang	Chief Financial Officer	60	2017 - Present

Xiaolai Li	Director	53	2021 - Present

Cui Song	Director	39	2023 - Present
	Compensation Committee Member
	Audit Committee Member
	Nominating Committee Member

Tianping Cai	Director	35	2025 - Present
	Chairman of the Audit Committee
	Compensation Committee Member
	Nominating Committee Member

Lianfu Liu	Director	86	2007 - Present
	Chairman of the Nominating Committee
	Audit Committee Member
	Compensation Committee Member

Jinjun Lu	Director	52	2017 - Present
	Chairman of the Compensation Committee
	Audit Committee Member
	Nominating Committee Member

Name	Position with the Company and Principal Occupations

Zhuoyu Li	Chairman of the Board of Directors and Chief Executive Officer since 2017. Mr. Li was President of the Company until the death of his father, Tao Li, in December 2017, at which time he was appointed to serve as Chairman of the Board of Directors and Chief Executive Officer. Mr. Li has six years of experience in agricultural industry. Prior to joining the Company, Mr. Li has served as Chief Operating Officer at the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”) since January 2016. From January 2015 to January 2016, Mr. Li served as a senior manager at the international department of 900LH.com, where he helped to develop the international market. Mr. Li served as a senior manager at the customer center of 900LH.com from March 2013 through January 2015. He studied business at the University of Auckland in 2012. We believe Mr. Li’s practical experience from serving as President of the Company and with 900LH.com qualify him to serve as Chairman of the Board of Directors of the Company.

Jian Huang	Co-Chief Executive Officer since 2025. Mr. Huang has served as the director of our company since August 30, 2021. Mr. Huang is an experienced investor in blockchains and crypto currencies. In 2017, he founded ChainVC, a digital asset fund focusing on the blockchain industry, and invested in a series of blockchain companies and digital asset funds including BitFund. Mr. Huang received an EMBA degree from Guanghua School of Management of Peking University in 2018.

Yongcheng Yang	Chief Financial Officer. Mr. Yang has served as the Chief Financial Officer of our company since 2017. He served as Senior Vice President of Finance since January 2016. Before that, Mr. Yang served as the chief financial officer of the Company’s wholly-owned subsidiary, Beijing Gufeng Chemical Products Co., Ltd. (“Gufeng”) since July 2010. Earlier, Mr. Yang had served various senior, and executive level positions in finance for the Company and the Company’s affiliate, Xi’an TechTeam Investment Holding (Group) Co., Ltd, since 2002. Mr. Yang started his career in accounting and finance at Shaanxi Weidong Chemistry Co., Ltd from 1989 to 2002. Mr. Yang graduated from Xi’an Jiaotong University in 1989 with his bachelor’s degree in accounting.

Xiaolai Li	Director. Mr. Li has served as a director of our company since August 30, 2021. Mr. Li is the founding partner of INBlockchain Inc., a venture capital company based in Beijing, China with a focus on blockchain assets. He has invested in numerous early-stage blockchain projects, including Invictus Capital, Sia, ZCash, Steemit, EOS.io, and MoibileCoin. Mr. Li has managed multiple digital assets funds, including BitFund from 2013 to 2015. Mr. Li holds a Bachelor of Arts degree in accounting from Changchun University.

Cui Song	Director, Audit Committee Member, Compensation Committee Member, and Nominating Committee Member. Ms. Song is an experienced marketing professional and entrepreneur. She previously held the position of Regional Manager for the Chongqing area at Peking University Resources Company in Beijing. Additionally, Ms. Song is a co-founder of the Chinese children’s amusement brand — Wonderland. Ms. Song is an alumna of Zhejiang University of Media and Communications, where she graduated with a bachelor’s degree in journalism and communication.

Tianping Cai	Director, Chairman of the Audit Committee, Compensation Committee Member and Nominating Committee Member. Mr. Cai is a seasoned financial executive with experience in corporate finance, audit oversight, and regulatory compliance. Mr. Cai currently serves as the Financial Director of Hong Kong Haoming International Group Limited, a company in the medical device industry based in Hong Kong, since 2024. From 2019 to 2023, he served as Director of Risk Management & Control at Sanya East Coast Real Estate Development Co., Ltd., a real estate development firm. Prior to that, from 2015 to 2019, he was employed as Internal Auditor at the same company. From 2013 to 2016, Mr. Cai also held the role of Financial Accountant at Sanya Huali Real Estate Development Co., Ltd., another real estate company. As Chairman of the Audit Committee, he is committed to upholding the highest standards of financial integrity, transparency, and corporate governance.

Lianfu Liu	Director, Chairman of Nominating Committee, Audit Committee Member and Compensation Committee Member. Mr. Liu has served as the director of our company since December 26, 2007. Mr. Liu has served as the Chairman of the China Green Food Association since 1998. From 1992 to 1998, Mr. Liu was a Director and Senior Engineer for the China Green Food Development Center. Prior to that, Mr. Liu was a Vice Director of the PRC Ministry of Agriculture. Mr. Liu graduated from Beijing Forestry University and studied soil conservation. We believe Mr. Liu’s experience in the agricultural industry in the PRC allows him to bring a unique perspective as an independent director of our company.

Jinjun Lu	Director, Chairman of Compensation Committee, Audit Committee Member and Nominating Committee Member. Mr. Lu is the co-founder of Shaanxi Jinfenghui Technology Co. Ltd (“Jinfenghui”) since he started in 2014. Drawing on years of entrepreneurial experience, Mr. Lu plans to grow Jinfenghui into one of the largest mobile terminal device manufacturers in northwestern China. At Jinfenghui, Mr. Lu oversees corporate growth plans, budgets capital expenditures, seeks investment funds, and designs marketing strategies for Jinfenghui products to penetrate target markets. Before founding Jinfenghui, in 1998 he founded Xinjiang Yongan Engineering Co. Ltd in Xinjiang Uyghur Autonomous Region, a provincial-level autonomous region of China in the northwest of the country. Earlier in the 1990s, Mr. Lu began his entrepreneurship career as a distributor for Lining-branded garment products in Henan Province, which he grew into the largest wholesale venture for Lining in the region. As a founder of several enterprises and a seasoned entrepreneur, Mr. Lu not only has executive experience in strategic management, marketing and sales, and technology, but also brings his experience as a founder from different industries.

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

Audit Committee

The Audit Committee is responsible for: (i) overseeing the corporate accounting and financial reporting practices; (ii) recommending the selection of our independent registered public accounting firm; (iii) reviewing the extent of non-audit services to be performed by the auditors; and (iv) reviewing the disclosures made in our periodic financial reports. The members of the Audit Committee are currently Mr. Tianping Cai, Mr. Jinjun Lu, Mr. Lianfu Liu, and Ms. Cui Song, each of whom is an independent director within the meaning of the rules of the NYSE and Rule 10A-3 promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Mr. Cai qualifies as an Audit Committee Financial Expert under applicable SEC Rules. The Chairman of the Audit Committee is Mr.Cai. The Audit Committee held three meetings during the fiscal year ended June 30, 2025. The Audit Committee carries out its responsibilities in accordance with the terms of its Audit Committee Charter, a copy of which was attached as Annex A to our Definitive Proxy Statement on Schedule 14A for our 2010 Annual Meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of executive officers and other significant employees and administers our stock and incentive plans. The members of the Compensation Committee are Mr. Jinjun Lu, Mr. Lianfu Liu, Mr. Tianping Cai, and Ms. Cui Song. The Chairman of the Compensation Committee is Mr. Lu. The Compensation Committee held three meetings during the fiscal year ended June 30, 2025. Each of the members of the Compensation Committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “outside director” within the meaning of Section 162(m) under the Internal Revenue Code. The Compensation Committee carries out its responsibilities pursuant to a written charter, a copy of which was attached as Annex C to our Definitive Proxy Statement on Schedule 14A for our 2009 annual meeting, filed with the SEC on October 28, 2009, and is also available on our website at www.cgagri.com.

Nominating Committee

The Nominating Committee identifies and nominates candidates to serve on our Board. The members of the Nominating Committee are Mr. Jinjun Lu, Mr. Lianfu Liu, Mr. Tianping Cai, and Ms. Cui Song. The Chairman of the Nominating Committee is Mr. Liu. The Nominating Committee held two meetings during the fiscal year ended June 30, 2025. A copy of our Nominating Committee Charter was attached as Annex B to our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting, filed with the SEC on October 28, 2010, and is also available on our website at www.cgagri.com. See “Director Nominations” below for the procedures for the nomination of directors.

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

The Board has an active role, directly and through its committees, in the oversight of our risk management efforts. The Board carries out this oversight role through several levels of review. The Board regularly reviews and discusses with members management information regarding the management of risks inherent in the operations of our businesses and the implementation of our strategic plan, including our risk mitigation efforts.

In accordance with corporate governance standards of the NYSE, the Audit Committee charter assigns to that committee the responsibility to review our policies and practices with respect to risk assessment and risk management, including major financial risk exposures, and the steps management has taken to monitor and control such exposures. Additionally, each of the Board’s committees also oversees the management of our risks that are under each committee’s areas of responsibility. For example, the Audit Committee oversees management of accounting, auditing, external reporting, internal controls, and cash investment risks. The Nominating Committee oversees our compliance policies, Code of Conduct, conflicts of interests, director independence, and corporate governance policies. The Compensation Committee oversees risks arising from compensation practices and policies. In this manner, the Board can coordinate its risk oversight.

Director Nominations

The Nominating Committee recommends director candidates and will consider for such recommendation director candidates proposed by management, other directors, and stockholders. All director candidates will be evaluated based on the criteria identified below, regardless of the identity of the individual or the entity or person who proposed the director candidate.

The selection of director nominees includes consideration of factors deemed appropriate by the Corporate Governance and Nominating Committee and the Board. We may engage a firm to assist in identifying, evaluating, and conducting due diligence on potential board nominees. Factors will include integrity, achievements, judgment, intelligence, personal character, any prior contact or relationship between a candidate and a current or former director or officer of our company, the interplay of the candidate’s relevant experience with the experience of other Board members, the willingness of the candidate to devote adequate time to Board duties and the likelihood that he or she will be willing and able to serve on the Board for a sustained period. The Corporate Governance and Nominating Committee will consider the candidate’s independence, as defined by the rules of the SEC and the NYSE. In connection with the selection, consideration will be given to the Board’s overall balance of diversity of perspectives, backgrounds, and experiences. Experience, knowledge, and skills to be represented on the Board include, among other considerations, financial expertise (including an “audit committee financial expert” within the meaning of the SEC’s rules), financing experience, related industry experience, strategic planning, business development, and community leadership.

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the purchasing of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2025. Accordingly, our “Named Executive Officers” are Mr. Zhuoyu Li, our Chairman and Chief Executive Officer, and Mr. Yongcheng Yang, our Chief Financial Officer.

Our Board established the Compensation Committee to assist with the analysis and determination of the compensation structure for our executive officers. Our Compensation Committee, consisting of three independent directors, reviews, and approvals, or in some cases recommends for the approval of the full Board, annual compensation for our executive officers. Typically, management recommends compensation package proposals based on prevailing compensation standards in our industry, which in turn Compensation Committee reviews and approves such proposals. Our Compensation Committee may consult with the executive officers to form consensus on such packages. Our executive officers may discuss any disagreements and need amendment to such proposals with our Compensation Committee before such proposals are finalized and approved by the Compensation Committee.

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

The ESPP is implemented by sequential offerings, the commencement and duration of which are determined by the Compensation Committee. The purchase price at which each share of Common Stock may be acquired in an offering period upon the exercise of all or any portion of a purchase right is established by the Compensation Committee. However, the purchase price on each purchase date shall not be less than the fair market value of a share of Common Stock on the purchase date.

Retirement or Pension Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including the Named Executive Officers.

Deferred Compensation

We do not have any qualified or nonqualified deferred compensation plans.

Perquisites

Historically, we have provided our Named Executive Officers with minimal perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant component of compensation, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete. We believe that these additional benefits assist our Named Executive Officers in performing their duties and provide time efficiencies for them. Our practices regarding perquisites will be subject to periodic review by our Board.

Summary Compensation Table — Fiscal Years Ended June 30, 2025 and 2024

The following table sets forth information concerning cash and non-cash compensation we and/or Jinong paid to our principal executive officer and our other most highly paid executive officer (the “named executive officers”) for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation of more than $100,000 during each of the two fiscal years ended June 30, 2025 and 2024.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards (1)	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year Ended	($)	($)	($)	($)	($)	($)	($)	($)
Zhuoyu Li
Chief Executive	June 30, 2025	$300,000	$96,000	—	—	—	—	—	$396,000
Officer, and Chairman of the Board	June 30, 2024	$300,000	$96,000	—	—	—	—	—	$396,000

Yongcheng Yang	June 30, 2025	$180,000	$50,400	—	—	—	—	—	$230,400
Chief Financial Officer	June 30, 2024	$180,000	$50,400	—	—	—	—	—	$230,400

(1)	The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our Named Executive Officers. These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day immediately preceding the grant date. The dollar amounts do not necessarily reflect the dollar amounts of compensation realized or that may be realized by our Named Executive Officers.

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation, but its management believes that its executive officer’s compensation package is comparable to similar businesses in our location of operations.

Grants of Plan-Based Awards

There were no grants of Plan-Based Awards to Named Executive Officers during the year ended June 30, 2025.

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

Yongcheng Yang. After the periods covered by this Report, on December 19, 2017, the Company entered into an Employment Agreement with Mr. Yongcheng Yang effective as of December 19, 2017. Pursuant to the terms of the Employment Agreement, Mr. Yang will serve as our Chief Financial Officer for a term of one year at an annual salary of $180,000. Mr. Yang is eligible for a yearly bonus at the discretion of our Board of Directors. The Employment Agreement will be automatically extended for additional one-year terms unless either party provides a written notice of termination sixty (60) days prior to the end of the prior term. Either party may terminate the Employment Agreement upon thirty (30) days’ written notice, or, at our discretion, we may terminate the Employment Agreement immediately and substitute thirty (30) days’ salary in lieu of written notice. In the event of a breach of the Employment Agreement by Mr. Yang, or in the event Mr. Yang is terminated for “cause” (as defined therein), the Employment Agreement may be terminated immediately without notice and without further payments.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on all restricted stock and stock option awards held by our Named Executive Officers as of June 30, 2025.

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

Director Compensation

The following table sets forth information concerning cash and non-cash compensation we paid to our directors during the fiscal year ended June 30, 2025.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Deferred Plan Compensation	Non- Qualified Incentive Compensation Earnings	Other Compensation	All Total
Name	($)	($)	($)	($)	($)	($)	($)
Daqingz Zhu/Tianping Cai	$26,000	—	—	—	—	—	$26,000
Lianfu Liu	$26,000	—	—	—	—	—	$26,000
Jinjun Lu	$18,000	—	—	—	—	—	$18,000
Cui Song	$18,000	—	—	—	—	—	$18,000
Jian Huang	$300,000	—	—	—	—	—	$300,000
Xiaolai Li	$300,000	—	—	—	—	—	$300,000

The directors will also be reimbursed for all their out-of-pocket expenses in traveling to and attending meetings of the Board and committees on which they serve.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during the fiscal year ended June 30, 2025 were Mr. Jinjun Lu, Mr. Tianping Cai, Mr. Lianfu Liu, and Ms. Cui Song. During the fiscal year ended June 30, 2025:

☐	none of the members of the Compensation Committee were an officer (or former officer) or employee of our company or any of its subsidiaries;

☐	none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which we were a participant and the amount involved exceeded $120,000;

☐	none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our Compensation Committee;

☐	none of our executive officers was the director of another entity where one of that entity’s executive officers served on our Compensation Committee; and

☐	none of our executive officers served on the compensation committee (or another board committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served as a director on our Board.

Payments upon Termination or Change-in-Control

The following table reflects amounts payable to our Named Executive Officers (1) assuming their employment was terminated without cause on June 30, 2025, and (2) assuming a change in control on June 30, 2025.

	Termination
	Without	Change in
Name	Cause(1)	Control(2)
Zhuoyu Li	$25,000	—

(1)	Represents the payment made pursuant to contractual agreements with the Named Executive Officer as described below in this subsection.

(2)	Amounts in this column reflect the value of unvested restricted stock that would be accelerated upon a change of control. The amounts are calculated based on the closing market price of a share of our common stock on June 30, 2025, i.e., $1.10 per share, multiplied by the number of unvested shares.

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

2009 and 2023 Plans Change in Control Provisions

In the event of a change in control of our company, and except as otherwise set forth in the applicable award agreement, all unvested portions of awards shall be vest immediately. Awards, whether then vested, shall be continued, assumed, or have new rights as determined by our Compensation Committee or a committee of the Board designated to administer the Plan, and restrictions to which any shares of restricted stock or any other award granted prior to the change in control are subject shall not lapse. Awards shall, where appropriate at the discretion of the Committee, receive the same distribution of our common stock on such terms as determined by the Compensation Committee. Upon a change in control, the Committee may also provide for the purchase of any awards for an amount of cash per share of common stock issuable under the award equal to the excess of the highest price per share of our common stock paid in any transaction related to a change in control of our company over the exercise price of such award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth certain information as of October 21, 2025, the Record Date, with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

As of October 21, 2025, an aggregate of 15,769,434 shares of our common stock were outstanding.

Title of Class	Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)
	Greater Than 5% Stockholders
Common Stock	Zhibiao Pan	3,403,999	(3)	21.6%

Common Stock	Jian Huang	1,314,286	(4)	8.3%

Common Stock	Jiao Shen	971,000		6.2%

Common Stock	Zhuoyu Li	937,033	(5)	5.9%

	Directors and Executive Officers
Common Stock	Zhuoyu Li Chief Executive Officer and Chairman of the Board	937,033	(5)	5.9%

Common Stock	Jian Huang Co-Chief Executive Officer, Director	1,314,286	(4)	8.3%

Common Stock	Xiaolai Li Director	—		—

Common Stock	Cui Song Director	—		—

Common Stock	Daqing Zhu Director	—		—

Common Stock	Jinjun Lu Director	—		—

Common Stock	Lianfu Liu Director	10,083		*
	All executive officers and directors as a group	2,261,402		14.3%

*	Represents a percentage that is less than 1%.

(1)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person is c/o Enlightify Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065.

(2)	In determining the percent of common stock owned by the beneficial owners, (a) the numerator is the number of shares of common stock beneficially owned by such owner, including shares the beneficial ownership of which may be acquired, within 60 days upon the exercise of the options, if any, held by the owner; and (b) the denominator is the sum of (i) the total 15,769,434 shares of common stock outstanding as of October 21, 2025, and (ii) the number of shares underlying the options, which such owner has the right to acquire upon the exercise of the options within 60 days (for those who have options), if any.

(3)	Held By Mr. Pan and his mother as sole trustees for Django Creek Trust.

(4)	Held By Mr. Huang and his mother as sole trustees for Golden Peak Trust.

(5)	Includes 880,442 shares that Mr. Zhuoyu Li inherited from the estate of his parents.

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

On August 10, 2023, the Board adopted the Company’s 2023 Plan. On November 7, 2023, our stockholders approved the 2023 Plan. On April 25, 2025, the Board of Directors adopted and approved the Amendment to the 2023 Plan, subject to stockholder approval. The purpose of the Amendment is to increase the number of shares of the Company’s common stock available for issuance thereunder by another 3 million shares, to 5.7 million shares.

As of October 21, 2025, there were no outstanding options to purchase any shares of common stock granted under the Plans. Options granted in the future under the Plans are within the discretion of our Board or our compensation committee. The following table summarizes the number of shares of our common stock authorized for issuance under the Plans as of October 21, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for Future Issuance Under Equity compensation Plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans to be approved by security holders	—	—	3,000,000
Total	—	$—	3,000,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of June 30, 2025, and June 30, 2024, the amount due to related parties was $5,886,036 and $5,511,053, respectively. As of June 30, 2025, and June 30, 2024, $977,130 and $962,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an TechTeam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2025, and June 30, 2024, $2,386,619 and $2,336,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing.

On July 1, 2024, Jinong renewed the office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,909).

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

Under the Policy, our Chief Financial Officer is responsible for determining whether a proposed transaction, as submitted by a Related Party is a Related Party Transaction that requires the consideration and discussion of the Audit Committee. The Audit Committee is responsible for evaluating and assessing a proposed transaction based on the facts and circumstances including those listed in the Policy, including comparing the terms of the proposed transaction and the terms available to unrelated third parties or to employees. The Policy states that the Audit Committee shall approve only those Related Party Transactions that are in or are consistent with, the best interests of our company and our stockholders. No member of the Audit Committee shall participate in any review, consideration, or approval of any Related Party Transaction in which he or she or any immediate family member directly or indirectly is involved.

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

Communications with the Board

Interested parties may communicate with any of our directors, our Board as a group, our independent directors as a group or any committees of the Board by sending an e-mail to the Board of Directors, at nonmgtdirectors@cgagri.com and indicating the intended recipient in the subject line, or by writing to Board of Directors, Enlightify Inc., 3rd Floor, Borough A, Block A. No. 181, South Taibai Road, Xian, Shaanxi Province, People’s Republic of China 710065. The Board has given secretary to the Board of Directors the discretion to distribute communications to the director or directors, after ascertaining whether the communications are appropriate to the duties and responsibilities of the Board. Communications that relate to ordinary business matters that are not within the scope of the Board’s responsibilities will be forwarded to the appropriate employee within our company. Solicitations, junk email and obviously frivolous or inappropriate communications will not be forwarded. You will receive a written acknowledgement from the Secretary to the Board upon receipt of your communication.

Independence of the Board of Directors

Our Board is currently composed of seven (7) members. Jinjun Lu, Daqing Zhu, Lianfu Liu and Cui Song qualify as independent directors in accordance with the published listing requirements of the NYSE. The NYSE independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NYSE rules, our Board has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in fulfilling the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation, or removal.

Board Meetings

The Board held seven meetings, by telephone, in the fiscal year ended June 30, 2025. In addition, the Board unanimously approved three written consents on matters between meetings. During the fiscal year ended June 30, 2025, each incumbent director attended at least 75% of the aggregate number of meetings of the Board and applicable committee meetings (held during the period for which he or she was a director) on which he or she served. We do not have a formal policy regarding attendance by members of the Board at the annual meeting of stockholders, but we encourage all members of the Board to attend the meetings.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Except as set forth in our discussion above, none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 14. Principal Accountant Fees and Services

The following are the fees billed to us by our auditors during fiscal years ended June 30, 2025 and 2024:

	Years Ended
	June 30,	June 30,
	2025	2024
Audit Fees	$300,000	$270,000
Audit related fees	80,000	-
Tax fees	-	-
All Other Fees	-	-
Total	$380,000	$270,000

Audit Fees

The aggregate fees billed by GAO CPA Firm for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for our Sarbanes-Oxley Act of 2002 compliance audit, and for services regarding statutory and regulatory filings or engagements were $300,000 and $270,000 for the fiscal year ended June 30, 2025 and 2024, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountants for audit-related services were $80,000 and $0 for the fiscal years ended June 30, 2025 and 2024, respectively.

Tax Fees

We did not engage our principal accountants to provide tax or related services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to ensure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by GAO CPA Firm for our consolidated financial statements as of and for the year ended June 30, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements of Enlightify Inc. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(2)	Financial Schedules

None.

Financial statement schedules have been omitted because they are either not applicable, or the required information is included in the financial statements or notes hereto.

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

Enlightify Inc.

Date: October 21, 2025	By:	/s/ Zhuoyu Li
Zhuoyu Li, CEO

Date: October 21, 2025	By:	/s/ Jian Huang
Jian Huang, Co-CEO

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 21, 2025	/s/ Zhuoyu Li
Zhuoyu Li, Chairman of the Board of Directors and CEO (principal executive officer)

October 21, 2025	/s/ Yongcheng Yang
Yongcheng Yang, Chief Financial Officer
(principal financial officer and
principal accounting officer)

October 21, 2025	/s/ Jian Huang
Jian Huang, Director and Co-CEO

October 21, 2025	/s/ Cui Song
Cui Song, Director

October 21, 2025	/s/ Xiaolai Li
Xiaolai Li, Director

October 21, 2025	/s/ Lianfu Liu
Lianfu Liu, Director

October 21, 2025	/s/ Daqing Zhu
Daqing Zhu, Director

October 21, 2025	/s/ Jinjun Lu
Jinjun Lu, Director

Enlightify Inc.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended June 30, 2025

3.1	Articles of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.1).

3.2	Certificate of Change filed with the Secretary of State of the State of Nevada on December 18, 2007 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2008, Exhibit 4.2).

3.3	Certificate of Correction (incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2008, Exhibit 4.1).

3.4	Articles of Merger (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed February 5, 2008, Exhibit 3.1).

3.5	Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007, Exhibit 3.2).

3.6	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2011, Exhibit 3.1).

3.7	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2022, Exhibit 3.1).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed with the SEC on June 8, 2009, Exhibit 4.1).

4.2	Form Convertible Note issued by Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

4.3	Description of Registrant’s Securities

10.3	Share Transfer Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang, and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.4	Supplementary Agreement, dated July 1, 2010, by and between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., Qing Xin Jiang and Qiong Jia (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.6	Form of Non-Competition Agreement by and between Beijing Gufeng Chemical Products Co., Ltd. and its two major former shareholders. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 12, 2011).

10.7	Form of Restricted Stock Grant Agreement (Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 11, 2010).

10.8	Form of Non-Qualified Stock Option Grant Agreement (Incorporated herein by reference to the Current Report on Form 8- K filed with the SEC on January 11, 2010).

10.10	Offer Letter dated March 28, 2011 between Enlightify Inc. and Lianfu Liu. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2011).

10.11	Offer Letter dated October 25, 2011 between Enlightify Inc. and Yiru Shi (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 13, 2012).

10.13	Entrusted Management Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.14	Exclusive Product Supply Agreement dated June 16, 2013 between Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd. and Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd. (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.15	Shareholder’s Voting Proxy Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.16	Option Agreement dated June 16, 2013 among Xi’an Hu County Yuxing Agriculture Science & Technology Co., Ltd., Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.17	Equity Pledge Agreement dated June 16, 2013 between Shaanxi TechTeam Jinong Humic Acid Product Co., Ltd., and Ms. Chen Lixiang (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on September 17, 2015).

10.18	Form Entrust Management Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.19	Form Exclusive Option Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.20	Form Exclusive Product Supply Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.21	Form Non-Competition Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.22	Form Pledge of Equity Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.23	Form Shareholder’s Voting Proxy Agreement (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.24	Form Strategic Acquisition Contract (Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on October 7, 2016).

10.25	Employment Agreement between the Company and Mr. Zhibiao Pan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2022, Exhibit 10.1).

14.1	Amended and Restated Code of Ethics. (Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Enlightify Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enlightify Inc., and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the accepted accounting principles applicable to a going concern. As described in Note 3 to the financial statements, The Company has incurred operating losses and has negative operating cash flows in the fiscal year 2025. In addition, subsequent to the balance sheet date, on October 13, 2025, the New York Stock Exchange announced its determination to commence proceedings to delist the Company’s common stock due to the Company’s failure to meet the New York Stock Exchange’s continued listing standards. This subsequent event is more fully described in Note 18, Subsequent Events. These events and conditions, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern. The delisting, if finalized, will severely constrain the Company’s ability to raise capital through equity markets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 in the accompanying the financial statements, the Company has changed its method of accounting for Bitcoin to fair value, with changes in fair value recognized in net income, effective as of July 1, 2023 due to the adoption of Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The financial statements for two years in the period ended June 30, 2025 have been prepared applying this new accounting principle.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB.

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

Bitcoin Mining Revenue Recognition

Critical Audit Matter Description

The Company started mining Bitcoin in March 2023. Mining Bitcoin entails creating new Bitcoin by using mining equipment and systems to solve complicated math problems that verify transactions in the currency to receive Bitcoin.

We identified the auditing of Bitcoin mining revenue as a critical audit matter due to the nature of cryptocurrency and extent of audit effort required to perform audit procedures over the completeness, accuracy and occurrence of Bitcoin mining revenue recognized. It should be noted that the Company began gradually ceasing its mining activities in October 2024 in response to sustained losses. This led to a sharp decline in Bitcoin Mining Revenue to $181,746 for the year ended June 30, 2025, down from $1,285,181 for the year ended June 30, 2024. Our audit procedures for Bitcoin mining revenue focused on the revenue recognized during the period the operations were active and the subsequent valuation of Bitcoin holdings.

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

Intangible Assets Impairment Assessment

Critical Audit Matter Description

The Company has intangible assets with amount of $ 13,279,462 as of June 30, 2025. These intangible assets include Land Use Rights and Trademarks. The Company performed the impairment assessment of these Intangible assets subject to amortization on its elected assessment date of June 30, 2025, by assessing the recoverability and whether the asset’s carrying amount exceeds its fair value. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, market multiples, the discount rate, operating income before depreciation and amortization, cashflows and capital expenditures forecasts for next five years.

We identified the impairment testing of these intangible assets subject to amortization as a critical audit matter because of significant estimates and assumptions made by the management for the assessment.

How the Critical Audit Matter was Addressed in the Audit

●	We tested if the management meets the timing requirement of the impairment test

●	We collected both external and internal source of information to evaluate if there is any significant negative change

●	We tested management’s process for developing the fair value of the intangible assets subject to amortization.

●	We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s forecast.

●	We evaluated the reasonableness of the qualitative adjustments for factors such as Company-specific risks, changes in current economic conditions that may not be captured in the quantitatively derived results, and other relevant factors.

●	We tested the mathematical accuracy of the model used by management.

●	We evaluated the reasonableness and consistency of the selected valuation methodology and assumptions utilized by the Company.

●	We tested the completeness and accuracy of underlying data used in the fair value estimate.

●	We evaluated the significant assumptions provided by management including discount rate by considering (i) current and past performance of the entity; (ii) their consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GAO CPA FIRM

We have served as the Company’s auditor since 2023

Frisco, Texas

October 21, 2025

PCAOB Firm ID: 6437

ENLIGHTIFY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2025, and 2024

	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$52,519,418	$58,772,587
Digital assets	-	53,693
Accounts receivable, net	19,345,061	16,493,068
Inventories, net	36,975,287	37,826,456
Advances to suppliers, net	12,367,419	12,110,034
Other current assets	10,395,335	2,430,052
Total current assets	131,602,520	127,685,890

Non-current assets:
Plant, property and equipment, net	12,224,583	14,021,292
Intangible assets, net	13,279,462	13,313,157
Other non-current assets	590,483	8,226,344
Total non-current assets	26,094,528	35,560,793
Total assets	$157,697,048	$163,246,683

LIABILITIES AND SHAREEHOLDER’ EQUITY

Current liabilities
Accounts payable	$1,736,031	$1,685,725
Customer deposits	4,526,024	4,937,207
Accrued expenses and other payables	22,289,890	14,909,843
Amount due to related parties	5,886,036	5,511,053
Taxes payable	26,528,836	26,781,175
Short term loans	4,720,934	7,466,250
Total Current liabilities	65,687,751	61,291,253

Long-term loans	7,889,627	1,856,250
Total non-current liabilities	7,889,627	1,856,250
Total liabilities	$73,577,378	$63,147,503

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 16,116,914 and 14,793,538 shares issued as of June 30, 2025 and June 30, 2024, respectively; 15,770,934 and 14,793,538 shares outstanding as of June 30, 2025 and June 30, 2024, respectively	16,117	14,794
Additional paid-in capital	246,306,702	244,825,844
Statutory reserve	26,787,507	26,728,079
Retained earnings	(160,580,590)	(144,919,001)
Less: Treasury Stock	(398,526)	-
Accumulated other comprehensive loss	(28,011,540)	(26,550,536)
Total Shareholders’ Equity	84,119,670	100,099,180

Total Liabilities and Stockholders’ Equity	$157,697,048	$163,246,683

The accompanying notes are an integral part of these consolidated financial statements.

ENLIGHTIFY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	2025	2024
Sales
Jinong	$28,803,021	$32,954,490
Gufeng	36,549,551	52,189,666
Yuxing	9,750,553	9,416,451
Antaeus	181,746	1,285,181
Net sales	75,284,871	95,845,788
Cost of goods sold
Jinong	17,934,458	21,778,141
Gufeng	31,967,249	45,600,383
Yuxing	8,057,609	7,816,566
Antaeus	215,773	928,718
Cost of goods sold	58,175,089	76,123,808
Gross profit	17,109,782	19,721,980
Operating expenses
Selling expenses	7,434,325	7,790,881
General and administrative expenses	24,430,435	40,779,553
Change in fair value of Bitcoin	-	2,701
Total operating expenses	31,864,760	48,573,135
Loss from operations	(14,754,978)	(28,851,155)
Other (expense) income
Other (expense) income	(553,312)	132,974
Interest income	126,918	194,401
Interest expense	(470,623)	(292,186)
Total other (expense) income	(897,017)	35,189
Loss before income taxes	(15,651,995)	(28,815,966)
Provision for income taxes	(49,835)	(410,651)
Net loss	$(15,602,160)	$(28,405,315)

Other comprehensive (loss) income
Foreign currency translation gain (loss)	(1,461,004)	399,957
Comprehensive loss	$(17,063,164)	$(28,005,358)

Basic weighted average shares outstanding	14,897,067	13,936,757
Basic net loss per share	$(1.05)	$(2.04)

Diluted weighted average shares outstanding	14,897,067	13,936,757
Diluted net loss per share	$(1.05)	$(2.04)

The accompanying notes are an integral part of these consolidated financial statements.

ENLIGHTIFY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

			Additional				Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Stock	Loss	Equity
BALANCE, June 30, 2024	14,793,538	$14,794	$244,825,844	$26,728,079	$(144,919,001)	$-	$(26,550,536)	$100,099,180

Net loss					(15,602,160)			(15,602,160)

Issuance of stock for equity incentive plan	1,323,376	1,323	1,480,858					1,482,181

Issuance of stock for convertible notes								-

Common stock repurchased						(398,526)		(398,526)

Transfer to statutory reserve				59,428	(59,428)			-

Other comprehensive loss							(1,461,004)	(1,461,004)

BALANCE, June 30, 2025	16,116,914	$16,117	$246,306,702	$26,787,507	$(160,580,590)	$(398,526)	$(28,011,540)	$84,119,670

			Additional			Accumulated Other	Total
	Number Of	Common	Paid In	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Loss	Equity
BALANCE, June 30, 2023	13,380,914	$13,381	$242,090,576	$26,728,079	$(116,513,686)	$(26,950,493)	$125,367,857

Net loss					(28,405,315)		(28,405,315)

Issuance of stock	973,515	974	1,848,707				1,849,681

Issuance of stock for convertible notes							-

Issuance of stock for consulting services	439,109	439	886,561				887,000

Transfer to statutory reserve							-

Other comprehensive loss						399,957	399,957

BALANCE, June 30, 2024	14,793,538	$14,794	$244,825,844	$26,728,079	$(144,919,001)	$(26,550,536)	$100,099,180

The accompanying notes are an integral part of these consolidated financial statements.

ENLIGHTIFY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED June 30, 2025 and 2024

	2025	2024
Cash Flows from Operating Activities
Net loss	$(15,602,160)	$(28,405,315)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,444,392	2,721,154
Provision for losses on accounts receivable	8,755,672	17,739,516
Gain (Loss) on disposal of property, plant, and equipment	67,685	-
Inventories impairment	2,347,291	13,539,221
Fixed assets impairment	-	1,817,991
Change in fair value of Bitcoin	-	2,701
Changes in operating assets
Digital assets	53,693	153,948
Accounts receivable	(11,339,277)	(17,813,409)
Amount due from related parties	-	27,560
Other current assets	(7,965,284)	169,821
Inventories	(930,859)	(4,926,296)
Advances to suppliers	(76,840)	2,216,094
Other assets	13,211,004	1,831,922
Deferred tax assets	(49,835)	(410,651)
Changes in operating liabilities
Accounts payable	30,257	(411,430)
Customer deposits	(482,922)	(546,035)
Amount due to related parties	-	(1,003)
Tax payables	(216,967)	(296,952)
Accrued expenses and other payables	7,190,305	2,718,381
Interest payable	2,623	-
Net cash used in operating activities	(2,561,222)	(9,872,781)

Cash Flows from Investing Activities
Purchase of plant, property, and equipment	(256,641)	(1,662,763)
Change in construction in process	-	9,860
Long-term equity investment	(5,497,981)	(4,450,000)
Net cash used in investing activities	(5,754,622)	(6,102,903)

Cash Flows from Financing Activities
Proceeds from loans	11,756,720	8,471,483
Repayment of loans	(8,631,763)	(5,388,419)
Other payables	99,117	-
Advance from related party	359,926	191,000
Repurchases of common stock	(398,526)	-
Net cash provided by financing activities	3,185,474	3,274,064

Effect of exchange rate change on cash and cash equivalents	(1,122,799)	332,020
Net decrease in cash and cash equivalents	(6,253,169)	(12,369,600)

Cash and cash equivalents, beginning balance	58,772,587	71,142,188
Cash and cash equivalents, ending balance	$52,519,418	$58,772,587

Supplement disclosure of cash flow information
Interest expense paid	$468,000	$292,186
Income taxes paid	212,932	426,079

Supplement Non-Cash Activities
Common stock issued to repay accrued expense	$-	$2,736,680
Nonmonetary sales and purchases	30,124,309	34,074,750

The accompanying notes are an integral part of these consolidated financial statements.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Enlightify Inc. a Nevada corporation (the “Company”, “Parent Company” or “Green Nevada”), formerly known as “China Green Agriculture Inc.”, through its subsidiaries, is engaged in the research, development, production, distribution and sale of humic acid-based compound fertilizer, compound fertilizer, blended fertilizer, organic compound fertilizer, slow-release fertilizers, highly concentrated water-soluble fertilizers and mixed organic-inorganic compound fertilizer and the development, production, and distribution of agricultural products.

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

On December 27, 2023, the Company entered into a Stock Purchase Agreement with Mr. Zhibiao Pan for the purchase by the Company from Mr. Zhibiao Pan of all the outstanding stock of Lonestar Dream, Inc., a Delaware corporation (“Lonestar”). Mr. Zhibiao Pan served as the Co-Chief Executive Officer of the Company from August 2022 to November 2024 and is the sole shareholder of Lonestar. On June 13, 2025, the Company and Mr. Pan entered into a Mutual Rescission Agreement terminating the Stock Purchase Agreement. Consequently, the acquisition of Lonestar was terminated.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

The Company’s current corporate structure is set forth in the diagram below:

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of June 30, 2025, the Company does not have any material leases for the implementation of ASC 842.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of June 30, 2025 and 2024 were $52,503,126 and $58,433,626, respectively. There is no insurance securing these deposits in China. In addition, the Company had $16,292 in cash as of June 30, 2025, in three banks in the United States, and $338,961 as of June 30, 2024, in four banks in the United States, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Digital assets are not amortized, but are assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declines below the carrying value, the Company has determined that impairment exists and records an impairment equal to the amount by which the carrying value exceeds the fair value.

As of June 30, 2025, and 2024, the Company held Bitcoin as digital assets with amount of $0 and $53,693, respectively. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed. As of June 30, 2025, the Company determined that there were no impairments of its digital assets.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the collectability of accounts receivable at each year-end. Accounts considered uncollectible are provisioned for written off based upon management’s assessment. As of June 30, 2025, and 2024, the Company had accounts receivable of $19,345,061 and $16,493,068, net of allowance for doubtful accounts of $30,266,093 and $22,741,696, respectively. The Company recorded bad debt expense in the amount of $8.8 million and $17.7 million for the fiscal year ended June 30, 2025 and the fiscal year ended June 30, 2024, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at a lower cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of June 30, 2025, and 2024, the Company had no reserve for obsolete goods. The Company confirmed the loss of $2.3 million and $13.5 million of inventories for fiscal year ended June 30, 2025 and 2024, respectively.

Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Long-Lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company confirmed the impairment of $0 and $1,817,991 of long-lived assets for fiscal year ended June 30, 2025 and 2024, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of June 30, 2025 and 2024, respectively.

Fair Value Measurement and Disclosures

Our accounting for Fair Value Measurement and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one	—	Quoted market prices in active markets for identical assets or liabilities;

Level two	—	Inputs other than level one inputs that are either directly or indirectly observable; and

Level three	—	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The Company has assessed the impact of the guidance by performing the following five steps of analysis:

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

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of June 30, 2025, and 2024, the Company had customer deposits of $4,526,024 and $4,937,207, respectively.

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

Income taxes

We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740, “Income Taxes.” The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make various subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding, income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 11, “Taxes Payable,” of the Notes to Consolidated Financial Statements for additional detail on our uncertain tax positions and further information regarding ASC 740.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of the Company and Green New Jersey is the US dollar. The functional currency of the Chinese subsidiaries is the Chinese Yuan or Renminbi (“RMB”). For the subsidiaries, whose functional currencies are other than the US dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the income statement and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

As of June 30, 2025, the Company, through its subsidiaries is engaged into four main business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), and Antaeus (Bitcoin). As of June 30, 2025, the Company maintained four main business segments.

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

The components of basic and diluted earnings per share consist of the following:

	Years Ended June 30,
	2025	2024
Loss for Basic Earnings Per Share	$(15,602,160)	$(28,405,315)
Basic Weighted Average Number of Shares	14,897,067	13,936,757
Net loss Per Share – Basic	$(1.05)	$(2.04)
Loss for Diluted Earnings Per Share	$(15,602,160)	$(28,405,315)
Diluted Weighted Average Number of Shares	14,897,067	13,936,757
Net loss Per Share – Diluted	$(1.05)	$(2.04)

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Reclassification

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2025 consolidated financial statement presentation. Such reclassifications did not affect total revenues, operating income or net income or cash flows as previously reported.

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements accurately reflect the change.

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

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets these criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income for each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 14, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the updated guidance to have a material impact on its disclosures.

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses and had negative operating cash flows in the fiscal year 2025. In addition, as more fully described in Note 18, Subsequent Events, on October 13, 2025, the Company was notified by NYSE of its determination to commence proceedings to delist the Company’s common stock. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully appeal the NYSE’s determination, or, failing that, to secure alternative sources of financing and ultimately achieve profitable operations. The delisting, if finalized, will severely impair our ability to raise capital through public equity markets.

Management’s plans to mitigate these adverse conditions include appealing to the NYSE’s delisting determination, implementing cost-reduction measures, and exploring alternative financing arrangements. However, there can be no assurance that the Company’s plans will be successful.

The accompanying financial statements do not include any adjustments to reflect the carrying values and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	June 30,	June 30,
	2025	2024
Raw materials	$5,531,766	$8,127,043
Supplies and packing materials	$382,175	$995,692
Work in progress	$170,847	$170,345
Finished goods	$30,890,499	$28,533,376
Total	$36,975,287	$37,826,456

During the year ended June 30, 2025, the Company sold compound fertilizers (finished goods) to certain parties at market price and purchased equivalent amount of simple fertilizers (raw material) from the same parties also at market price. The simple fertilizers purchased, along with other materials were used in the Company’s production facility to manufacture compound fertilizers. While nonmonetary, the sales and purchase transactions were consummated independently under separate agreements at different times and measured at the prevailing market value. The total amount of nonmonetary sales and purchases amounted to $30,124,309 during the year ended June 30, 2025. No gain or loss incurred as a result of the nonmonetary transactions.

For the fiscal year ended June 30, 2025, total inventories decreased $851,169, or 2.3%, to $36,975,287 from $37,826,456 for the fiscal year ended June 30, 2024.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following for the continuing entities:

	June 30,	June 30,
	2025	2024
Building and improvements	$37,487,544	$36,999,854
Auto	2,800,186	2,711,245
Machinery and equipment	18,490,280	18,713,182
Others	-	1,502,600
Total property, plant, and equipment	58,778,009	59,926,881
Less: accumulated depreciation	(46,553,426)	(44,087,598)
Less: Impairment	-	(1,817,991)
Total	$12,224,583	$14,021,292

For the fiscal year ended June 30, 2025, total depreciation expense for the continuing entities was $2,065,824, decreased $321,369, or 13.5%, from $2,387,194 for the fiscal year ended June 30, 2024.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets consisted of the following:

	June 30,	June 30,
	2025	2024
Land use rights, net	$7,598,150	$7,624,558
Trademarks	5,681,312	5,688,599
Total	$13,279,462	$13,313,157

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,215,879). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $146,004). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,016,927). The intangible asset is being amortized over the grant period of 50 years.

The Land Use Rights consisted of the following:

	June 30, 2024	Foreign Currency Adjustment	Amortization/ Subtraction	June 30, 2025
Land use rights	$11,064,624	314,186	-	$11,378,811
Less: accumulated amortization	(3,440,066)	-	(340,595)	(3,780,661)
Total land use rights, net	$7,624,558	314,186	(340,595)	$7,598,150

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly owned subsidiary Tianjuyuan. The preliminary fair value on the acquired trademarks and brand names was estimated to be RMB40,700,000 (or $5,681,312) and is subject to an annual impairment test.

	June 30,	Foreign Currency	June 30,
	2024	Adjustment	2025
Trademarks	$5,740,068	(58,756)	$5,681,312
Less: accumulated amortization	(51,469)	(51,469)	-
Total trademarks, net	$5,688,599	(7,287)	$5,681,312

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next five twelve months periods ended June 30 are as follows:

Years Ending June 30,	Expense ($)
2026	242,932
2027	227,227
2028	227,227
2029	227,227
2030	227,227

DIGITAL ASSETS

On March 13, 2023, the Company established Antaeus Tech Inc. (“Antaeus”) in the State of Delaware. In April 2023, Antaeus started to purchase digital assets mining machines and to mine Bitcoin in West Texas. As of June 30, 2025, and 2024, the Company held digital assets with the amount of $0 and $53,693, respectively. The Company’s digital assets include Bitcoin only. Digital assets are classified on our balance sheet as current assets due to the Company’s ability to sell them in a highly liquid marketplace and its intent to liquidate its digital assets to support operations when needed.

The Company adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Condensed Consolidated Statements of Operations each reporting period. The Company’s digital assets were within the scope of ASU 2023-08 and a cumulative-effect adjustment of $0 as of the ending of the fiscal year ended June 30, 2025 was recorded for the difference between the carrying amount of the Company’s digital assets and fair value.

The following table presents the Company’s significant digital asset Bitcoin holdings as of June 30, 2025:

	Quantity	Cost Basis	Fair Value
Bitcoin	-	-	-
Total Bitcoin held as of June 30, 2025	-	$-	$-

The following table presents a roll-forward of total digital assets (including digital assets, restricted) for the year ended June 30, 2025, based on the fair value model under ASU 2023-08:

Fair Value
Beginning Balance: Digital assets at June 30, 2024	$53,693
Addition of digital assets, mining proceeds	181,377
Addition of digital assets, other	-
Disposition of digital assets	(245,607)
Realized gain (loss) on digital assets	10,536
Unrealized gain (loss) on digital assets	-
Digital assets at June 30, 2025	$-

During the year ended June 30, 2025, the Company acquired $181,377 of digital assets through mining activities and disposed of $245,607 digital assets through the sale of digital assets. During the year ended June 30, 2025, the Company realized total gains on digital assets of $10,536.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets consist primarily of deferred tax assets. As of June 30, 2025, the balance of other non-current assets was $590,483, of which $558,306 represented deferred tax assets.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	June 30,	June 30,
	2025	2024
Payroll and welfare payable	166,742	164,245
Accrued expenses	12,792,630	10,312,491
Other payables	9,210,826	4,317,791
Other levy payable	117,069	115,316
Interest payable	2,623	-
Total	$22,289,890	$14,909,843

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,559,545). During the fiscal year ended June 30, 2025, Yuxing sold $128,211 to 900LH.com. During the fiscal year ended June 30, 2024, Yuxing did not sell any products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 as of June 30, 2025 and 2024.

As of June 30, 2025, and June 30, 2024, the amount due to related parties was $5,886,036 and $5,511,053, respectively. As of June 30, 2025, and June 30, 2024, $977,130 and $962,500, respectively were amounts that Gufeng borrowed from a related party, Xi’an TechTeam Science & Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand. These loans are not subject to written agreements. As of June 30, 2025, and June 30, 2024, $2,386,619 and $2,336,693, respectively were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing. As of June 30, 2025, and June 30, 2024, $310,000 and $0, respectively were advances from Mr. Zhibiao Pan, the former Co-CEO of the Company. The advances were unsecured and non-interest-bearing.

As of June 30, 2025 and 2024, the Company’s subsidiary, Jinong, owed 900LH.com. $0.

On July 1, 2024, Jinong renewed the office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,909).

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 10 – LOAN PAYABLES

As of June 30, 2025, the short-term and long-term loan payables consisted of nine loans which mature on dates ranging from April 17, 2025 through June 13, 2027 with interest rates ranging from 3.00% to 5.00%. No. 1 below was collateralized by Tianjuyuan’s land use right and building ownership right and guaranteed by the cash deposit. No. 2 was guaranteed by Beijing Huaixin Surety Co. Ltd (“Huaixin”). No. 3 was guaranteed by Huaixin and Jinong. No.4 was collateralized by Kingtone Information’s building ownership right. No. 5 to 7 below were collateralized by Jinong’s land use right and building ownership right. No. 8 to 9 were collateralized by Kingtone Information’s building ownership right and guaranteed by the legal representative of Yuxing.

No.	Payee	Loan period per agreement	Interest Rate	June 30, 2025
1	Beijing Bank -Pinggu Branch	June 16, 2025-June 16, 2026	3.20%	1,395,900
2	Huaxia Bank -HuaiRou Branch	June 20, 2025-June 20, 2026	3.65%	1,395,900
3	Pinggu New Village Bank	June 27, 2025-June 27, 2026	5.00%	977,130
4	Industrial Bank Co. Ltd	July 5, 2024-July 4, 2026	3.55%	424,354
5	Industrial Bank Co. Ltd	April 17, 2025-April 16, 2027	3.00%	949,212
6	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,395,900
7	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,395,900
8	Chang’An Bank	June 14, 2024-June 13, 2027	4.00%	1,884,465
9	Qinnong Bank	August 5, 2024-August 4, 2026	3.80%	2,791,800
	Total			$12,610,561

The interest expense from short-term loans was $468,000 and $292,186 for the year ended June 30, 2025 and 2024, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007. Accordingly, it made 0 provision for income taxes for the years ended June 30, 2025 and 2024.

Value-Added Tax

All the Company’s fertilizer products that are produced and sold in the PRC were subject to a Chinese Value-Added Tax (VAT) of 9% of the gross sales price. On April 29, 2008, the PRC State of Administration of Taxation (SAT) released Notice #56, “Exemption of VAT for Organic Fertilizer Products”, which allows certain fertilizer products to be exempt from VAT beginning June 1, 2008. The Company submitted the application for exemption in May 2009, which was granted effective September 1, 2009, continuing through December 31, 2015. On August 10, 2015 and August 28, 2015, the SAT released Notice #90. “Reinstatement of VAT for Fertilizer Products,” and Notice #97, “Supplementary Reinstatement of VAT for Fertilizer Products”, which restore the VAT of 13% of the gross sales price on certain fertilizer products includes non-organic fertilizer products starting from September 1, 2015, but granted taxpayers a reduced rate of 3% from September 1, 2015 through June 30, 2016.

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

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Income Taxes and Related Payables

Taxes payable consisted of the following:

	June 30,	June 30,
	2025	2024
VAT provision	$(918,464)	$(692,476)
Income tax payable	(2,160,101)	(2,127,759)
Other levies	596,866	590,875
Repatriation tax	29,010,535	29,010,535
Total	$26,528,836	$26,781,175

The provision for income taxes consists of the following:

	Years Ended June 30,
	2025	2024
Current tax – foreign	$(49,835)	$(410,651)
Total	$(49,835)	$(410,651)

Significant components of deferred tax assets were as follows:

	June 30,	June 30,
	2025	2024
Deferred tax assets
Deferred Tax Benefit	33,344,920	32,804,190
Valuation allowance	(32,786,614)	(32,295,718)
Total deferred tax assets	$558,306	$508,471

The change in valuation allowance for the year ended June 30, 2025 was an increase of $490,896 which had mainly resulted from foreign exchange rates.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers various factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry forward periods available to the Company for tax reporting purposes, and other relevant factors.

As of June 30, 2025, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would be realized with the total amount of $558,306.

U.S. Tax Cuts and Jobs Act and Provisional Estimates

On December 22, 2017, the TCJA was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA required us to incur a one-time transition tax on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduced the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018. For fiscal year 2018, our blended U.S. federal statutory tax rate is 27.5%. This is the result of using the tax rate of 34% for the first and second quarter of fiscal year 2018 and the reduced tax rate of 21% for the third and fourth quarter of fiscal year 2018. For fiscal year 2019, 2020, 2021, 2022, 2023, 2024 and 2025, our U.S. federal statutory tax rate is 21%.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Tax Rate Reconciliation

Our effective tax rates were approximately 0.3% and 1.4% for years ended June 30, 2025 and 2024, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income differ from the amounts computed by applying the US statutory income tax rate of 21.0% and 21.0% to income before income taxes for the years ended June 30, 2025 and 2024 for the following reasons:

June 30, 2025

	China 15% - 25%		United States 21%		Total

Pretax loss	$(11,710,251)		(3,941,744)		$(15,651,995)

Expected income tax expense (benefit)	(2,927,563)	25.0%	(827,766)	21.0%	(3,755,329)
High-tech income benefits on Jinong	-	-	-	-	-
Loss from subsidiaries in which no benefit is recognized	2,877,728	(24.6)%	-	-	2,877,728
Change in valuation allowance on deferred tax assets from US tax benefit	-	-	827,766	(21.0)%	827,766
Actual tax expense	$(49,835)	0.4%	$-	-%	$(49,835)	0.3%

June 30, 2024

	China 15% - 25%		United States 21%		Total

Pretax loss	$(24,961,034)		(3,854,932)		$(28,815,966)

Expected income tax expense (benefit)	(6,240,258)	25.0%	(809,536)	21.0%	(7,049,794)
High-tech income benefits on Jinong	-	-	-	-	-
Loss from subsidiaries in which no benefit is recognized	5,829,607	(23.4)%	-	-	5,829,607
Change in valuation allowance on deferred tax assets from US tax benefit	-	-	809,536	(21.0)%	809,536
Actual tax expense	$(410,651)	1.6%	$-	-%	$(410,651)	1.4%

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On April 23, 2025, the Company issued 1,323,376 shares of common stock to certain key employees pursuant to the Company’s 2023 Equity Incentive Plan.

As of June 30, 2025, and June 30, 2024, there were 16,116,914 shares issued and 15,770,934 shares outstanding, compared to 14,793,538 shares issued and 14,793,538 shares outstanding as of June 30, 2024.

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

As of June 30, 2025, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

We repurchased the following shares of common stock under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value

January 1, 2025 to January 31, 2025	$181,742	$1.03	$181,742	$187,122
February 1, 2025 to February 28, 2025	164,238	1.29	164,238	211,404
Total	$345,980	$1.15	$345,980	$398,526

During the fiscal year 2025, the Company repurchased 345,980 shares of its common stock under an authorized share repurchase program for $398,526. All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on January 21, 2025.

During the fiscal year 2024, the Company did not repurchase any common stock.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 13 – CONCENTRATIONS AND LITIGATION

Market Concentration

Most of the Company’s revenue-generating operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic, and legal environment and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, and remittance abroad, and rates and methods of taxation.

Vendor and Customer Concentration

There was no vendor that the Company purchased over 10% of its raw materials during the year ended June 30, 2025 and 2024.

There was no customer that account for over 10% of the Company’s manufactured fertilizer sales for the year ended June 30, 2025 and 2024.

Litigation

On May 28, 2024, an individual commenced a lawsuit in Texas state court against the Company and its co-CEO, Mr. Zhibiao Pan. The individual alleges that the Company used funds he stored in cryptocurrency wallets operated by entities related to Mr. Pan to purchase cryptocurrency mining sites. The Company has moved to dismiss the lawsuit in which motion is pending.

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

NOTE 14 – SEGMENT REPORTING

As of June 30, 2025, the Company was organized into four primary business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Years Ended June 30,
	2025	2024
Revenues from unaffiliated customers:
Jinong	$28,803,021	$32,954,490
Gufeng	36,549,551	52,189,666
Yuxing	9,750,553	9,416,450
Antaeus	181,746	1,285,181
Consolidated	$75,284,871	$95,845,788
Operating income (expense):
Jinong	$(8,557,512)	$(3,038,010)
Gufeng	(2,813,134)	(19,059,750)
Yuxing	801,620	(893,515)
Antaeus	(246,826)	(2,004,936)

Reconciling item (1)	(3,939,126)	(3,854,945)
Consolidated	$(14,754,978)	$(28,851,155)

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Net (loss) income:
Jinong	$(8,611,147)	$(2,983,399)
Gufeng	(3,462,990)	(19,219,575)
Yuxing	601,195	(802,575)
Antaeus	(187,474)	(1,544,831)
Reconciling item (1)	-	12
Reconciling item (2)	$(3,941,744)	$(3,854,947)
Consolidated	$(15,602,160)	$(28,405,315)

Depreciation and Amortization:
Jinong	$768,793	$764,684
Gufeng	724,976	730,516
Yuxing	758,157	750,476
Antaeus	192,466	475,477
Consolidated	$2,444,392	$2,721,154
Interest expense:
Jinong	149,403	126,395
Gufeng	150,819	165,791
Yuxing	167,778	-
Antaeus	-	-
Consolidated	$468,000	$292,186

Capital Expenditure:
Jinong	$63,610	$53,702
Gufeng	-	180
Yuxing	193,031	106,280
Antaeus	-	1,502,600
Consolidated	$256,641	$1,662,763

	As of
	June 30,	June 30,
	2025	2024
Identifiable assets:
Jinong	$64,597,079	$72,411,611
Gufeng	35,318,620	39,063,187
Yuxing	44,139,019	40,535,883
Antaeus	1,572,816	1,612,177
Reconciling item (1)	11,900,443	9,454,754
Reconciling item (2)	169,071	169,071
Consolidated	$157,697,048	$163,246,683

(1)	Reconciling amounts refers to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refers to the unallocated assets or expenses of the Parent Company.

Total revenues from exported products currently accounted for less than 1% of the Company’s total fertilizer revenues for the years ended June 30, 2025 and 2024, respectively.

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes, and environmental matters, as well as commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2024, Jinong renewed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as its Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,909).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 1, 2025, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $56,057 and $55,281 as rent expenses for the years ended June 30, 2025 and 2024, respectively. The contingent rent expenses for the next five years ended June 30 are as follows:

Years ending June 30,	$
2026	56,057
2027	56,057
2028	56,057
2029	56,057
2030	56,057

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

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIE (Yuxing) were included in the accompanying consolidated financial statements as of June 30, 2025 and June 30, 2024:

	June 30,	June 30,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$486,536	$668,213
Accounts receivable, net	563,465	451,599
Inventories	26,163,756	24,739,437
Inter co trans	4,746,409	2,062,500
Other current assets	110,264	98,636
Total current assets	32,070,430	28,020,385

Non-current assets
Plant, property and equipment, net	5,087,738	5,437,909
Intangible assets, net	6,980,851	7,077,589
Total non-current assets	12,068,589	12,515,498
Total assets	$44,139,019	$40,535,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,675	$12,485
Customer deposits	673,533	19,609
Accrued expenses and other payables	214,657	201,229
Amount due to related parties	40,262,687	40,511,642
Short-term loan	488,565	206,250
Total current liabilities	41,652,117	40,951,215

Non-current liabilities
Long-term loan	4,187,700	1,856,250
Total non-current liabilities	4,187,700	1,856,250
Total liabilities	$45,839,817	$42,807,465

Shareholders’ equity	(1,700,798)	(2,271,582)

Total liabilities and shareholders’ equity	$44,139,019	$40,535,883

	Years Ended June 30,
	2025	2024
Revenue	$9,750,552	$9,416,450
Expenses	9,149,356	10,219,025
Net income (loss)	$601,196	$(802,575)

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 17 – RESTRICTED NET ASSETS

The Company’s operations are primarily conducted through its PRC subsidiaries, which can only pay dividends out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves. In addition, the Company’s businesses and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control procedures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiaries to transfer their net assets to the Parent Company through loans, advances, or cash dividends.

The Company’s PRC subsidiaries’ net assets as of June 30, 2025 and 2024 exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed Parent Company financial statements have been prepared in accordance with Rule 5-04 and Rule 12-04 of SEC Regulation S-X, and they are as follows.

Parent Company Financial Statements

PARENT COMPANY FINANCIAL INFORMATION OF ENLIGHTIFY INC.

Condensed Balance Sheets

	As of June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,156	$2,721
Other current assets	10,117,052	169,071
Total current assets	10,120,208	171,791

Long-term equity investment	92,240,599	114,953,290
Total long-term assets	92,240,599	114,953,290
Total assets	$102,360,807	$115,125,082

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$214,520	$214,520
Amount due to related parties	4,880,375	4,520,449
Other payables and accrued expenses	12,747,716	10,290,932
Total current liabilities	17,842,611	15,025,901

Shareholders’ equity
Common stock, $.001 par value, 115,197,165 shares authorized, 16,116,914 and 14,793,538 shares issued as of June 30, 2025 and June 30, 2024, respectively; 15,770,934 and 14,793,538 shares outstanding as of June 30, 2025 and June 30, 2024, respectively	16,117	14,794
Additional paid-in capital	246,306,702	244,825,844
Accumulated other comprehensive loss	(28,011,540)	(26,550,536)
Retained earnings	(133,793,083)	(118,190,922)
Total shareholders’ equity	84,518,196	100,099,180
Total liabilities and shareholders’ equity	$102,360,807	$115,125,082

ENLIGHTIFY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Condensed Statements of Operations

	Year ended June 30,
	2025	2024
Revenue	$-	$-
General and administrative expenses	3,939,125	3,854,944
Interest income	5	12
Equity investment in subsidiaries	(11,660,417)	(24,550,383)
Net loss	$(15,599,537)	$(28,405,315)

Condensed Statements of Cash Flows

	Year Ended June 30,
	2025	2024
Net cash used in operating activities	$(383,186)	$(399,789)
Net cash used in investing activities	-	(1,502,600)
Net cash provided by financing activities	60,517	191,000
Cash and cash equivalents, beginning balance	338,961	2,050,350
Cash and cash equivalents, ending balance	$16,292	$338,961

Notes to Condensed Parent Company Financial Information

As of June 30, 2025, and 2024, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

NOTE 18 – SUBSEQUENT EVENTS

On October 13, 2025, subsequent to the balance sheet date of June 30, 2025, the Company received notice from the NYSE that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s common stock from the NYSE. In connection therewith, trading in the Company’s common stock was suspended immediately on the NYSE.

NYSE Regulation reached its decision to delist the Company’s common stock pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000.

The Company has a right to a review of this determination by a Committee of the Board of Directors of the NYSE. The NYSE will apply to the SEC to delist the Company’s common stock upon completion of all applicable procedures, including any appeal by the Company of the NYSE Regulation staff’s decision. The Company is currently evaluating its options, including whether to appeal the NYSE’s determination.

If the Company’s common stock is ultimately delisted from the NYSE, the Company would seek to have its shares quoted on an over-the-counter market, such as the OTCQX or OTCQB. However, there is no guarantee that the Company will be successful in securing a listing on the OTC market. A delisting would likely result in a less liquid market for our common stock, could adversely affect its market price, and would impair our ability to raise capital through equity financing.

The Company has evaluated the effects of this matter in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, and has determined that, other than the disclosures herein, it does not represent an adjusting event. However, the potential delisting raises substantial doubt about the Company’s ability to continue as a going concern, as further discussed in Note 3 – Going Concern. See also “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for additional information regarding risks associated with the Company’s listing status and market capitalization.