Form 10-Q
period 2025-09-30
Enlightify Inc.
filed 2025-11-17
CIK 857949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	ENFY	OTC Pink

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,769,434 shares of common stock, $0.001 par value, as of November 17, 2025.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENLIGHTIFY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$53,253,117	$52,519,418
Accounts receivable, net	20,678,903	19,345,061
Inventories, net	37,878,957	36,975,287
Advances to suppliers, net	8,649,281	12,367,419
Other current assets	10,855,715	10,395,335
Total current assets	131,315,973	131,602,520

Non-current assets
Plant, property and equipment, net	11,819,207	12,224,583
Intangible assets, net	13,305,067	13,279,462
Other non-current assets	589,578	590,483
Total non-current assets	25,713,852	26,094,528
Total assets	$157,029,825	$157,697,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,526,269	$1,736,031
Customer deposits	3,441,483	4,526,024
Accrued expenses and other payables	19,288,885	22,289,890
Amount due to related parties	5,913,935	5,886,036
Taxes payable	26,468,505	26,528,836
Short term loans	9,562,517	4,720,934
Total current liabilities	66,201,594	65,687,751

Long-term loans	2,612,556	7,889,627
Total non-current liabilities	2,612,556	7,889,627
Total liabilities	$68,814,150	$73,577,378

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	-	-
Common stock, $.001 par value, 115,197,165 shares authorized, 16,116,914 and 16,116,914 shares issued, respectively; 15,769,434 and 15,770,934 shares outstanding as of September 30, 2025 and June 30, 2025, respectively	16,117	16,117
Additional paid-in capital	246,306,702	246,306,702
Statutory reserve	26,906,554	26,787,507
Retained earnings	(159,611,840)	(160,580,590)
Less: Treasury Stock	(399,742)	(398,526)
Accumulated other comprehensive loss	(25,002,116)	(28,011,540)
Total Stockholders’ Equity	88,215,675	84,119,670

Total Liabilities and Stockholders’ Equity	$157,029,825	$157,697,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,
	2025	2024
Sales
Jinong	$6,796,657	$7,421,658
Gufeng	5,213,257	7,439,542
Yuxing	2,450,597	2,340,444
Antaeus	-	163,295
Net sales	14,460,511	17,364,939
Cost of goods sold
Jinong	4,340,170	4,728,887
Gufeng	4,588,338	6,507,133
Yuxing	2,076,071	1,940,638
Antaeus	-	201,711
Cost of goods sold	11,004,579	13,378,369
Gross profit	3,455,932	3,986,570
Operating expenses
Selling expenses	1,054,106	1,924,428
General and administrative expenses	1,214,227	3,826,904
Change in fair value of Bitcoin	-	262
Total operating expenses	2,268,333	5,751,594
Income (loss) from operations	1,187,599	(1,765,024)
Other income (expense)
Other income (expense)	6,290	(50,622)
Interest income	10,767	39,526
Interest expense	(117,127)	(104,983)
Total other expense	(100,070)	(116,079)
Income (loss) before income taxes	1,087,529	(1,881,103)
Provision for income taxes	(268)	(38,878)
Net Income (loss)	$1,087,797	$(1,842,225)

Other comprehensive income (loss)
Foreign currency translation gain	3,009,424	4,741,241
Comprehensive income	$4,097,221	$2,899,016

Basic weighted average shares outstanding	15,770,934	14,793,538
Basic net income (loss) per share	$0.07	$(0.12)

Diluted weighted average shares outstanding	15,770,934	14,793,538
Diluted net income (loss) per share	$0.07	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

			Additional				Accumulated Other Comprehensive	Total
	Number Of	Common	Paid In	Statutory	Retained	Treasury	income	Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	Stock	(loss)	Equity
BALANCE, June 30, 2025	16,116,914	$16,117	$246,306,702	$26,787,507	$(160,580,590)	$(398,526)	$(28,011,540)	$84,119,670

Net income					1,087,797			1,087,797

Issuance of stock for equity incentive plan

Issuance of stock for convertible notes								-

Common stock repurchased						(1,216)		(1,216)

Transfer to statutory reserve				119,047	(119,047)			-

Other comprehensive income							3,009,424	3,009,424

BALANCE, September 30, 2025	16,116,914	$16,117	$246,306,702	$26,906,554	$(159,611,840)	$(399,742)	$(25,002,116)	$88,215,675

	Number Of	Common	Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive income	Total Stockholders’
	Shares	Stock	Capital	Reserve	Earnings	(loss)	Equity
BALANCE, JUNE 30, 2024	14,793,538	$14,794	$244,825,844	$2,672,8079	$(144,919,001)	$(26,550,536)	$100,099,180

Net loss					(1,842,225)		(1,842,225)
Issuance of stock							-
Transfer to statutory reserve				22,282	(22,282)		-

Other comprehensive income						4,741,241	4,741,241

BALANCE, SEPTEMBER 30, 2024	14,793,538	$14,794	$244,825,844	$26,750,361	$(146,783,508)	$(21,809,295)	$102,998,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,087,797	$(1,842,225)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	548,827	710,403
Provision for losses on accounts receivable	290,179	632,074
Inventories impairment	107,882	2,038,575
Change in fair value of Bitcoin	-	262
Changes in operating assets
Digital assets	-	42,206
Accounts receivable	(1,497,030)	(5,759,561)
Other current assets	(460,379)	55,875
Inventories	(777,538)	1,716,380
Advances to suppliers	3,774,885	(3,335,723)
Other assets	1,366	470,581
Deferred tax assets	(268)	(38,878)
Changes in operating liabilities
Accounts payable	(217,950)	(105,889)
Customer deposits	(1,106,858)	2,160,214
Amount due to related parties	21,516	86,979
Tax payables	(44,627)	6,920
Accrued expenses and other payables	(3,047,493)	607,896
Interest payable	1,499	-
Net cash used in operating activities	(1,318,192)	(2,553,911)

Cash flows from investing activities
Purchase of plant, property, and equipment	(12,952)	(48,239)
Long-term equity investment	-	(8,495,862)
Net cash used in investing activities	(12,952)	(8,544,101)

Cash flows from financing activities
Proceeds from loans	-	5,726,880
Repayment of loans	(511,362)	(3,743,424)
Repurchases of common stock	(1,216)	-
Net cash (used in) provided by financing activities	(512,578)	1,983,456

Effect of exchange rate change on cash and cash equivalents	2,577,421	1,819,541
Net increase (decrease) in cash and cash equivalents	733,699	(7,295,015)

Cash and cash equivalents, beginning balance	52,519,418	58,772,587
Cash and cash equivalents, ending balance	$53,253,117	$51,477,572

Supplement disclosure of cash flow information
Interest expense paid	$115,628	$104,983
Income taxes paid	$53,210	$66,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENLIGHTIFY INC. AND SUBSIDIARIES

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

The Company’s current corporate structure is set forth in the diagram below:

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at commencement based on the present value of lease payments over the lease term. As the implicit rate is typically not readily determinable in the Company’s lease agreements, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of the lease payments. The incremental borrowing rate is based on the Company’s specific rate of interest to borrow on a collateralized basis, over a similar term and in a similar economic environment as the lease. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Additionally, the Company accounts for lease and non-lease components as a single lease component for its identified asset classes. As of September 30, 2025, the Company does not have any material leases for the implementation of ASC 842.

Cash and cash equivalents and concentration of cash

For statement of cash flows purposes, the Company considers all cash on hand and in banks, certificates of deposit with state owned banks in the PRC and banks in the United States, and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company maintains large sums of cash in three major banks in China. The aggregate cash in such accounts and on hand as of September 30, 2025 and June 30, 2025 were $53,066,401 and $52,503,126, respectively. There is no insurance securing these deposits in China. In addition, the Company also had $186,716 and $16,292 in cash in three banks in the United States as of September 30, 2025 and June 30, 2025, respectively. Cash overdraft as of balance sheet date will be reflected as liabilities in the balance sheet. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

As of September 30, 2025, and June 30, 2025, the Company held Bitcoin as digital assets with amount of $0. Bitcoin is classified on our balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its Bitcoin to support operations when needed.

Accounts receivable

Management regularly reviews the composition of accounts receivable and analyzes customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the collectability of accounts receivable at each year-end. Accounts considered uncollectible are provisioned for written off based upon management’s assessment. As of September 30, 2025, and June 30, 2025, the Company had accounts receivable of $20,678,903 and $19,345,061, net of allowance for doubtful accounts of $30,744,907 and $30,266,093, respectively. The Company recorded bad debt expense in the amount of $290,179 and $632,074 for the three months ended September 30, 2025 and 2024, respectively. The Company adopts no policy to accept product returns post to the sales delivery.

Inventories

Inventory is valued at a lower cost (determined on a weighted average basis) or market. Inventories consist of raw materials, work in process, finished goods and packaging materials. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of September 30, 2025, and 2024, the Company had no reserve for obsolete goods. The Company confirmed the loss of $0.1 million and $2.0 million of inventories for the three months ended September 30, 2025 and 2024, respectively.

Intangible Assets

The Company records intangible assets acquired individually or as part of a group at fair value. Intangible assets with definitive lives are amortized over the useful life of the intangible asset, which is the period over which the asset is expected to contribute directly or indirectly to the entity’s future cash flows. The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Whenever such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company has not recorded impairment of intangible assets as of September 30, 2025 and 2024, respectively.

Customer deposits

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. When all revenue recognition criteria are met, the customer deposits are recognized as revenue. As of September 30, 2025, and June 30, 2025, the Company had customer deposits of $3,441,483 and $4,526,024, respectively.

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

The components of basic and diluted earnings per share consist of the following:

	Three Months Ended
	September 30,
	2025	2024
Net Income (Loss) for Basic Earnings Per Share	$1,087,797	$(1,842,225)
Basic Weighted Average Number of Shares	15,770,934	14,793,538
Net Income (Loss) Per Share – Basic	$0.07	$(0.12)
Net Income (Loss) for Diluted Earnings Per Share	$1,087,797	$(1,842,225)
Diluted Weighted Average Number of Shares	15,770,934	14,793,538
Net Income (Loss) Per Share – Diluted	$0.07	$(0.12)

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

NOTE 3 – GOING CERCERN

The Company’s financial statements are prepared assuming that the Company will continue as a going concern. The Company had negative operating cash flows during the reporting period from July 1, 2025 through September 30, 2025. In addition, as more fully described in Note 17, Subsequent Events, on October 13, 2025, the Company was notified by NYSE of its determination to commence proceedings to delist the Company’s common stock. The Company has a right to a review of this determination by a Committee of the Board of Directors of the NYSE. However, the Company does not intend to appeal the NYSE’s determination. Accordingly, the NYSE filed a Form 25 with the SEC on October 27, 2025, to remove the Company’s common stock from listing and registration on the NYSE. The delisting became effective 10 days after the filing of the Form 25. Following the delisting, the Company’s common stock is expected to be quoted on the OTC Markets Group Inc. under the symbol “ENFY”. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued.

The ability of the Company to continue as a going concern is dependent upon its ability to secure alternative sources of financing and ultimately achieve profitable operations. The delisting, if finalized, will severely impair our ability to raise capital through public equity markets.

Management’s plans to mitigate these adverse conditions include implementing cost-reduction measures, and exploring alternative financing arrangements. However, there can be no assurance that the Company’s plans will be successful.

The accompanying financial statements do not include any adjustments to reflect the carrying values and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2025	2025
Raw materials	$3,795,267	$5,531,766
Supplies and packing materials	$689,585	$382,175
Work in progress	$172,314	$170,847
Finished goods	$33,221,791	$30,890,499
Total	$37,878,957	$36,975,287

The Company confirmed the loss of $0.1 million and $2.0 million of inventories for the three months ended September 30, 2025 and 2024, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	June 30,
	2025	2025
Building and improvements	$37,721,186	$37,487,544
Auto	2,828,709	2,800,186
Machinery and equipment	18,195,789	18,490,280
Total property, plant and equipment	58,745,683	58,778,009
Less: accumulated depreciation	(46,926,476)	(46,553,426)
Total	$11,819,207	$12,224,583

For the three months ended September 30, 2025, total depreciation expense was $491,969, decreased $218,434, or 30.7%, from $710,404 for the three months ended September 30, 2024.

NOTE 6 – INTANGIBLE ASSETS AND DIGITAL ASSETS

Intangible assets

Intangible assets consisted of the following:

	September 30,	June 30,
	2025	2025
Land use rights, net	$7,588,344	$7,598,150
Trademarks	5,716,723	5,681,312
Total	$13,305,067	$13,279,462

LAND USE RIGHT

On September 25, 2009, Yuxing was granted a land use right for approximately 88 acres (353,000 square meters or 3.8 million square feet) by the People’s Government and Land & Resources Bureau of Hu County, Xi’an, Shaanxi Province. The fair value of the related intangible asset was determined to be the respective cost of RMB73,184,895 (or $10,279,550). The intangible asset is being amortized over the grant period of 50 years using the straight-line method.

On August 13, 2003, Tianjuyuan was granted a certificate of Land Use Right for a parcel of land of approximately 11 acres (42,726 square meters or 459,898 square feet) at Ping Gu District, Beijing. The purchase cost was recorded at RMB1,045,950 (or $146,914). The intangible asset is being amortized over the grant period of 50 years.

On August 16, 2001, Jinong received a land use right as a contribution from a shareholder, which was granted by the People’s Government and Land& Resources Bureau of Yangling District, Shaanxi Province. The fair value of the related intangible asset at the time of the contribution was determined to be RMB7,285,099 (or $1,023,265). The intangible asset is being amortized over the grant period of 50 years.

The land use rights consisted of the following:

	September 30,	June 30,
	2025	2025
Land use rights	$11,449,729	$11,378,811
Less: accumulated amortization	(3,861,385)	(3,780,661)
Total land use rights, net	$7,588,344	$7,598,150

TRADEMARKS

On July 2, 2010, the Company acquired Gufeng and its wholly-owned subsidiary Tianjuyuan. The preliminary fair value of the acquired trademarks was estimated to be RMB41,371,630 (or $5,811,059) and is subject to an annual impairment test.

AMORTIZATION EXPENSE

Estimated amortization expenses of intangible assets for the next twelve months periods ended September 30, are as follows:

Twelve Months Ended on September 30,	Expense ($)
2026	228,644
2027	228,644
2028	228,644
2029	228,644
2030	228,644

Digital assets

On March 13, 2023, the Company established Antaeus Tech Inc. in the State of Delaware. The following month, Antaeus began purchasing digital asset mining machines and commenced Bitcoin mining operations in West Texas. However, in response to sustained losses, the Company began gradually ceasing these activities in October 2024. As a result, the Company held no digital assets as of June 30, 2025, and September 30, 2025.

For the three months ended September 30, 2025, the Company acquired $0 of digital assets through mining activities and disposed of $0 digital assets through the sale of digital assets. For the three months ended September 30, 2025, the Company realized total gains on digital assets of $0.

For the three months ended September 30, 2024, the Company acquired $162,973 of digital assets through mining activities and disposed of $213,910 digital assets through the sale of digital assets. For the three months ended September 30, 2024, the Company realized total gains on digital assets of $8,730.

NOTE 7 – OTHER NON-CURRENT ASSETS

Other non-current assets consist primarily of deferred tax assets. As of September 30, 2025, the balance of other non-current assets was $589,578, of which $558,574 represented deferred tax assets.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consisted of the following:

	September 30,	June 30,
	2025	2025
Payroll and welfare payable	205,836	166,742
Accrued expenses	10,838,699	12,792,630
Other payables	8,122,429	9,210,826
Other levy payable	117,799	117,069
Interest payable	4,122	2,623
Total	$19,288,885	$22,289,890

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

At the end of December 2015, Yuxing entered into a sales agreement with the Company’s affiliate, 900LH.com Food Co., Ltd. (“900LH.com”, previously announced as Xi’an Gem Grain Co., Ltd) pursuant to which Yuxing is to supply various vegetables to 900LH.com for its incoming seasonal sales at the holidays and year ends (the “Sales Agreement”). The contingent contracted value of the Sales Agreement is RMB25,500,000 (approximately $3,581,730). For the three months ended September 30, 2025 and June 30, 2025, Yuxing had sold $257,800 and $128,211 products to 900LH.com.

The amount due from 900LH.com to Yuxing was $0 as of September 30, 2025 and June 30, 2025.

As of September 30, 2025, and June 30, 2025, the amount due to related parties was $5,913,935 and $5,886,036, respectively.  As of September 30, 2025, and June 30, 2025, $983,220 and $977,130, respectively were amounts that Gufeng borrowed from a related party, Xi’an Techteam Science& Technology Industry (Group) Co. Ltd., a company controlled by Mr. Zhuoyu Li, Chairman and CEO of the Company, representing unsecured, non-interest-bearing loans that are due on demand.  These loans are not subject to written agreements. As of September 30, 2025, and June 30, 2025, $2,386,619 were advances from Mr. Zhuoyu Li, Chairman and CEO of the Company. The advances were unsecured and non-interest-bearing. As of September 30, 2025, and June 30, 2025, $310,000 were advances from Mr. Zhibiao Pan, the former Co-CEO of the Company. The advances were unsecured and non-interest-bearing.

As of September 30, 2025, and June 30, 2025, the Company’s subsidiary, Jinong, owed 900LH.com $21,631 and $0, respectively.

On July 1, 2024, Jinong renewed the office lease with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the lease, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The lease provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,933).

NOTE 10 – LOAN PAYABLES

As of September 30, 2025, the short-term and long-term loan payables consisted of nine loans which mature on dates ranging from April 17, 2025 through June 13, 2027 with interest rates ranging from 3.00% to 5.00%. No. 1 below was collateralized by Tianjuyuan’s land use right and building ownership right and guaranteed by the cash deposit. No. 2 was guaranteed by Beijing Huaixin Surety Co. Ltd (“Huaixin”). No. 3 was guaranteed by Huaixin and Jinong. No.4 was collateralized by Kingtone Information’s building ownership right. No. 5 to 7 below were collateralized by Jinong’s land use right and building ownership right. No. 8 to 9 were collateralized by Kingtone Information’s building ownership right and guaranteed by the legal representative of Yuxing.

No.	Payee	Loan period per agreement	Interest Rate	September 30, 2025
1	Beijing Bank -Pinggu Branch	June 16, 2025-June 16, 2026	3.20%	1,404,600
2	Huaxia Bank -HuaiRou Branch	June 20, 2025-June 20, 2026	3.65%	1,404,600
3	Pinggu New Village Bank	June 27, 2025-June 27, 2026	5.00%	983,220
4	Industrial Bank Co. Ltd	July 5, 2024-July 4, 2026	3.55%	404,525
5	Industrial Bank Co. Ltd	April 17, 2025-April 16, 2027	3.00%	955,128
6	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,264,140
7	Xi’an Bank Co. Ltd	September 26, 2024-September 25, 2026	3.70%	1,334,370
8	Chang’An Bank	June 14, 2024-June 13, 2027	4.00%	1,896,210
9	Qinnong Bank	August 5, 2024-August 4, 2026	3.80%	2,528,280
	Total			$12,175,073

The interest expense from loans was $115,628 and $104,983 for the three months ended September 30, 2025 and 2024, respectively.

NOTE 11 – TAXES PAYABLE

Enterprise Income Tax

Effective January 1, 2008, the Enterprise Income Tax (“EIT”) law of the PRC replaced the tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The EIT rate of 25% replaced the 33% rate that was applicable to both DEs and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production oriented FIEs was eliminated. Since January 1, 2008, Jinong became subject to income tax in China at a rate of 15% as a high-tech company, because of the expiration of its tax exemption on December 31, 2007.Accordingly, it made no provision for income taxes for the three-month period ended September 30, 2025 and 2024.

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

Income Taxes and Related Payables

	September 30,	June 30,
	2025	2025
VAT provision	$(980,695)	$(918,464)
Income tax payable	(2,173,563)	(2,160,101)
Other levies	612,228	596,866
Repatriation tax	29,010,535	29,010,535
Total	$26,468,505	$26,528,836

The provision for income taxes consists of the following:

	September 30,	September 30,
	2025	2024
Current tax - foreign	$(268)	$(38,878)
Deferred tax	-	-
Total	$(268)	$(38,878)

Significant components of deferred tax assets were as follows:

	September 30,	June 30,
	2025	2025
Deferred tax assets
Deferred tax benefit	33,549,531	33,344,920
Valuation allowance	(32,990,957)	(32,786,614)
Total deferred tax assets	$558,574	$558,306

Tax Rate Reconciliation

Our effective tax rates were approximately 0.0% and 2.1% for the three months ended September 30, 2025 and 2024, respectively. Substantially all the Company’s income before income taxes and related tax expense are from PRC sources. Actual income tax benefit reported in the consolidated statements of operations and comprehensive income (loss) differ from the amounts computed by applying the US statutory income tax rate of 21.0% to income before income taxes for the three months ended September 30, 2025 and 2024 for the following reasons:

September 30, 2025

	China 15% - 25%		United States 21%		Total
Pretax income	$1,591,622		$(504,093)		$1,087,529

Expected income tax expense (benefit)	397,905	25.0%	(105,860)	21.0%	292,046
High-tech income benefits on Jinong		-		-
Losses from subsidiaries in which no benefit is recognized	(398,173)	(25.0)%		-	(398,173)
Change in valuation allowance on deferred tax asset from US tax benefit		-	105,860	(21.0)%	105,860
Actual tax expense	$(268)	-%	$-	-	$(268)	0.0%

September 30, 2024

	China 15% - 25%		United States 21%		Total
Pretax loss	$(1,317,653)		$(563,450)		$(1,881,103)

Expected income tax expense (benefit)	(329,413)	25.0%	(118,324)	21.0%	(447,738)
High-tech income benefits on Jinong		-		-
Losses from subsidiaries in which no benefit is recognized	290,535	(22.0)%		-	290,535
Change in valuation allowance on deferred tax asset from US tax benefit		-	118,324	(21.0)%	118,324
Actual tax expense	$(38,878)	3.0%	$-	-	$(38,878)	2.1%

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

There were no shares of common stock issued during the quarter ended September 30, 2025 and September 30, 2024.

As of September 30, 2025, there were 16,116,914 shares issued and 15,769,434 shares outstanding, compared to 16,116,914 shares issued and 15,770,934 shares outstanding as of June 30, 2025.

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

As of September 30, 2025, the Company has 20,000,000 shares of preferred stock authorized, with a par value of $.001 per share, of which no shares are issued or outstanding.

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

We repurchased the following shares of common stock under the share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value
January 1, 2025 to January 31, 2025	$181,742	$1.03	$181,742	$187,122
February 1, 2025 to February 28, 2025	$164,238	$1.29	$164,238	$211,404
September 1, 2025 to September 30, 2025	1,500	0.81	1,500	1,216
Total	$347,480	$1.15	$347,480	$399,742

During the three months ended September 30, 2025, the Company repurchased 1,500 shares of its common stock under an authorized share repurchase program for $1,216. All repurchases were made using cash resources. All shares repurchased were under the share repurchase program approved on January 21, 2025.

During the three months ended September 30, 2024, the Company did not repurchase any common stock.

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

Vendor and Customer Concentration

There was no vendor that the Company purchased over 10% of its raw materials for the three months ended September 30, 2025 and 2024.

There was no customer that account for over 10% of the Company’s manufactured fertilizer sales for the three months ended September 30, 2025 and 2024.

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

NOTE 14 – SEGMENT REPORTING

As of September 30, 2025, the Company was organized into four primary business segments based on location and product: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production), and Antaeus (Bitcoin). Each of the four operating segments referenced above has separate and distinct general ledgers. The chief operating decision maker (“CODM”) receives financial information, including revenue, gross margin, operating income, and net income produced from the various general ledger systems to make decisions about allocating resources and assessing performance; however, the principal measure of segment profitability or loss used by the CODM is net income by segment.

	Three Months Ended September 30,
	2025	2024
Revenues from unaffiliated customers:
Jinong	$6,796,657	$7,421,659
Gufeng	5,213,257	7,439,542
Yuxing	2,450,597	2,340,443
Antaeus	-	163,295
Consolidated	$14,460,511	$17,364,939

Operating income (expense):
Jinong	$1,148,317	$38,000
Gufeng	438,573	(1,299,380)
Yuxing	104,353	253,564
Antaeus	(1,050)	(193,759)
Reconciling item (1)	(502,594)	(563,450)
Consolidated	$1,187,599	$(1,765,024)

Net income (loss):
Jinong	$1,123,039	$(19,642)
Gufeng	402,424	(1,335,699)
Yuxing	67,436	222,823
Antaeus	(1,009)	(146,257)
Reconciling item (1)	-	-
Reconciling item (2)	(504,093)	(563,450)
Consolidated	$1,087,797	$(1,842,225)

Depreciation and Amortization:
Jinong	$193,671	$193,433
Gufeng	163,306	182,146
Yuxing	191,851	190,475
Antaeus	-	144,350
Consolidated	$548,828	$710,404

Interest expense:
Jinong	36,821	41,201
Gufeng	35,975	36,218
Yuxing	42,832	27,564
Antaeus	-	-
Consolidated	$115,628	$104,983

Capital Expenditure:
Jinong	$1,940	$47,610
Gufeng	-	-
Yuxing	11,012	629
Antaeus	-	-
Consolidated	$12,952	$48,239

	As of
	September 30,	June 30,
	2025	2025
Identifiable assets:
Jinong	$63,943,599	$64,597,079
Gufeng	35,236,023	35,318,620
Yuxing	44,287,165	44,139,019
Antaeus	1,690,030	1,572,816
Reconciling item (1)	11,703,937	11,900,443
Reconciling item (2)	169,071	169,071
Consolidated	$157,029,825	$157,697,048

(1)	Reconciling amounts refer to the unallocated assets or expenses of Green New Jersey.

(2)	Reconciling amounts refer to the unallocated assets or expenses of the Parent Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

We are subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as wells commitments under contractual and other commercial obligations. We recognize liabilities for commitments and contingencies when a loss is probable and estimable.

On July 1, 2024, Jinong renewed an office rental agreement with Kingtone Information Technology Co., Ltd. (“Kingtone Information”), of which Mr. Zhuoyu Li, Chairman and CEO of the Company, served as Chairman. Pursuant to the rental agreement, Jinong rented 612 square meters (approximately 6,588 square feet) of office space from Kingtone Information. The rental agreement provides for a two-year term effective as of July 1, 2024 with monthly rent of RMB28,000 (approximately $3,933).

In February 2004, Tianjuyuan signed a fifty-year rental agreement with the village committee of Dong Gao Village and Zhen Nan Zhang Dai Village in the Beijing Ping Gu District.

On April 1, 2025, Antaeus signed a one-year rental agreement for an office in Austin, Texas for approximately 404 square meters (4,348 square feet) space.

Accordingly, the Company recorded an aggregate of $14,095 and $14,284 as rent expenses for the three-month periods ended September 30, 2025 and 2024, respectively. The contingent rent expenses for the next twelve-month periods ended September 30, are as follows:

Years ending September 30,
2026	$56,380
2027	56,380
2028	56,380
2029	56,380
2030	56,380

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

As a result of these contractual arrangements, with Yuxing and the sales VIE Companies the Company is entitled to substantially all the economic benefits of Yuxing and the VIE Companies. The following financial statement amounts and balances of the VIE (Yuxing) were included in the accompanying consolidated financial statements as as of September 30, 2025 and June 30, 2025:

	September 30,	June 30,
	2025	2025
ASSETS
Current assets
Cash and cash equivalents	$251,102	$486,536
Accounts receivable, net	488,699	563,465
Inventories	26,540,647	26,163,756
Inter co trans	4,775,991	4,746,409
Other current assets	268,721	110,264
Total current assets	32,325,160	32,070,430

Non-current assets
Plant, property and equipment, net	4,989,044	5,087,738
Intangible assets, net	6,972,961	6,980,851
Total non-current assets	11,962,005	12,068,589
Total assets	$44,287,165	$44,139,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,754	$12,675
Customer deposits	425,274	673,533
Accrued expenses and other payables	217,521	214,657
Amount due to related parties	40,850,729	40,262,687
Short-term loan	2,738,970	488,565
Total current liabilities	44,245,248	41,652,117

Non-current liabilities
Long-term loan	1,685,520	4,187,700
Total non-current liabilities	1,685,520	4,187,700
Total liabilities	$45,930,768	$45,839,817

Stockholders’ equity	(1,643,603)	(1,700,798)

Total Liabilities and stockholders’ equity	$44,287,165	$44,139,019

	Three Months Ended September 30,
	2025	2024
Revenue	$2,450,597	$2,340,443
Expenses	2,383,161	2,117,621
Net income	$67,436	$222,822

NOTE 17 – SUBSEQUENT EVENTS

On October 13, 2025, subsequent to the balance sheet date of September 30, 2025, the Company received notice from the NYSE that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s common stock from the NYSE. In connection therewith, trading in the Company’s common stock was suspended immediately on the NYSE.

NYSE Regulation reached its decision to delist the Company’s common stock pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000.

The Company has a right to a review of this determination by a Committee of the Board of Directors of the NYSE. However, the Company does not intend to appeal the NYSE’s determination. Accordingly, the NYSE filed a Form 25 with the SEC on October 27, 2025, to remove the Company’s common stock from listing and registration on the NYSE. The delisting became effective 10 days after the filing of the Form 25.

Following the delisting, the Company’s common stock is expected to be quoted on the OTC Markets Group Inc. under the symbol “ENFY”. The Company intends to continue to file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended.

The Company has evaluated the effects of this matter in accordance with Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, and has determined that, other than the disclosures herein, it does not represent an adjusting event. However, the delisting raises substantial doubt about the Company’s ability to continue as a going concern, as further discussed in Note 3 – Going Concern. See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding risks associated with the Company’s listing status and market capitalization.

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

Recent Developments — NYSE Delisting and Going Concern Uncertainty

On October 13, 2025, the Company received a determination notice from the NYSE stating its intent to commence proceedings to delist our common stock. Trading was suspended immediately. The Company has a right to a review of this determination by a Committee of the Board of Directors of the NYSE. However, the Company does not intend to appeal the NYSE’s determination. Accordingly, the NYSE filed a Form 25 with the SEC on October 27, 2025, to remove the Company’s common stock from listing and registration on the NYSE. The delisting became effective 10 days after the filing of the Form 25. Following the delisting, the Company’s common stock is expected to be quoted on the OTC Markets Group Inc. under the symbol “ENFY”.

This event has a material impact on our financial condition and raises substantial doubt about our ability to continue as a going concern. The following discussion and analysis should be read with this critical uncertainty in mind. Further details regarding this matter and our plans are provided in the “Liquidity and Capital Resources” section of this MD&A, and in Notes 3 and 17 to our consolidated financial statements.

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

The fertilizer business conducted by Jinong and Gufeng generated approximately 83.1% and 85.6% of our total revenues for the three months ended September 30, 2025 and 2024, respectively. Yuxing generated 16.9% and 13.5% of our revenues for the three months ended September 30, 2025 and 2024, respectively. Yuxing serves as a research and development base for our fertilizer products.  Antaeus generated 0.0% and 0.9% of our revenues for the three months ended September 30, 2025 and 2024, respectively.

Fertilizer Products

As of September 30, 2025, we had developed and produced a total of 114 different fertilizer products in use, with 76 were developed and produced by Jinong and 38 by Gufeng.

Below is a table that shows the metric tons of fertilizer sold by Jinong and Gufeng and the revenue per ton for the periods indicated:

	Three Months Ended
	September 30,		Change 2024 to 2025
	2025	2024	Amount	%
	(metric tons)
Jinong	8,962	12,262	(3,300)	-26.9%
Gufeng	10,505	14,940	(4,436)	-29.7%
	19,466	27,202	(7,735)	-28.4%

	Three Months Ended September 30,
	2025	2024
	(revenue per ton)
Jinong	$758	$605
Gufeng	496	498

For the three months ended September 30, 2025, we sold approximately 19,466 tons of fertilizer products, as compared to 27,202 metric tons for the three months ended September 30, 2024. For the three months ended September 30, 2025, Jinong sold approximately 8,962 metric tons of fertilizer products, as compared to 12,262 metric tons for the three months ended September 30, 2024. For the three months ended September 30, 2025, Gufeng sold approximately 10,505 metric tons of fertilizer products, as compared to 14,940 metric tons for the three months ended September 30, 2024.

Our sales of fertilizer products to customers in five provinces within China accounted for approximately 59.6% of our fertilizer revenue for the three months ended September 30, 2025. Specifically, the provinces and their respective percentage contributing to our fertilizer revenues were Hebei (23.0%), Heilongjiang (12.2%), Shaanxi (8.4%), Liaoning (8.3%), and Inner Mongolia (7.8%).

As of September 30, 2025, we had a total of 639 distributors covering 22 provinces, 4 autonomous regions and 4 central government-controlled municipalities in China. Jinong had 611 distributors in China. Jinong’s sales are not dependent on any single distributor or any group of distributors. Jinong’s top five distributors accounted for 15.7% of its fertilizer revenues for the three months ended September 30, 2025. Gufeng had 28 distributors, including some large state-owned enterprises. Gufeng’s top five distributors accounted for 48.4% of its revenues for the three months ended September 30, 2025.

Agricultural Products

Through Yuxing, we develop, produce and sell high-quality flowers, green vegetables and fruits to local marketplaces and various horticulture and planting companies. We also use certain of Yuxing’s greenhouse facilities to conduct research and development activities for our fertilizer products. The three PRC provinces and municipalities that accounted for 87.2% of our agricultural products revenue for the three months ended September 30, 2025 were Shaanxi (78.5%), Beijing (4.5%), and Zhejiang (4.1%).

Digital Assets Bitcoin

In March 2023, we expanded into Bitcoin mining by purchasing mining machines and establishing Antaeus Tech Inc. in Texas. However, due to sustained losses, the Company began phasing out these operations in October 2024.

Recent Developments

New Products

During the three months ending September 30, 2025, Jinong launched 3 new products and made no changes to its distributor network. Gufeng, meanwhile, neither launched new fertilizer products nor onboarded any new distributors.

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

For the three months ended September 30, 2025 and 2024, no assets other than cash were transferred between the Company and subsidiaries or the VIE, no subsidiaries paid dividends or made other distributions to the Company, and no dividends or distributions were paid to investors. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

For the three months ended September 30, 2025 and 2024, Jinong provided loans of RMB 4,211,000 (or $588,344), and RMB 23,200,000 (or $3,240,576), respectively, to Gufeng, and received repayments of RMB 0 (or $0), and RMB 58,950,000 (or $8,234,136), respectively.

For the three months ended September 30, 2025 and 2024, Jinong provided loans of RMB 2,400,000 (or $335,318), and RMB 12,100,000 ($1,690,128) respectively, to Yuxing, and received repayments of RMB 0 (or $0), and RMB 14,038,633 (or $1,960,916) respectively.

For the three months ended September 30, 2025 and 2024, Yuxing provided a loan of RMB 0 (or $0), and RMB 20,000,000 (or $2,793,600) to Gufeng. There were no other transactions between Yuxing and Jinong during the three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025 and 2024, Gufeng provided loans of RMB 74,939 (or $10,470), and RMB 103,299 (or $14,429), respectively, to Tianjuyuan, and received repayments of RMB 29,000 (or $4,052), and RMB 280,000 (or $39,110), respectively.

For the three months ended September 30, 2025 and 2024, there were no asset transfers between the holding company and its subsidiaries in China.

For the three months ended September 30, 2025 and 2024, no asset transfers occurred between the holding company and Antaeus.

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

During the three months ended September 30, 2025, based on our current detection and monitoring capabilities, we did not identify any cybersecurity incidents that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. It is possible that we may not implement appropriate controls if we do not detect a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate, and not fully eliminate the risks. Even when a risk is detected, disruptive events may not always be immediately and thoroughly interpreted and acted upon.

Results of Operations

Three Months ended September 30, 2025 Compared to the Three Months ended September 30, 2024.

	2025	2024	Change $	Change %
Sales
Jinong	$6,796,657	$7,421,658	(625,001)	-8.4%
Gufeng	5,213,257	7,439,542	(2,226,285)	-29.9%
Yuxing	2,450,597	2,340,444	110,153	4.7%
Antaeus	-	163,295	(163,295)	-100.0%
Net sales	14,460,511	17,364,939	(2,904,428)	-16.7%
Cost of goods sold
Jinong	4,340,170	4,728,887	(388,717)	-8.2%
Gufeng	4,588,338	6,507,133	(1,918,795)	-29.5%
Yuxing	2,076,071	1,940,638	135,433	7.0%
Antaeus	-	201,711	(201,711)	-100.0%
Cost of goods sold	11,004,579	13,378,369	(2,373,790)	-17.7%
Gross profit	3,455,932	3,986,570	(530,638)	-13.3%
Operating expenses
Selling expenses	1,054,106	1,924,428	(870,322)	-45.2%
General and administrative expenses	1,214,227	3,826,904	(2,612,677)	-68.3%
Change in fair value of Bitcoin	-	262	(262)	-100.0%
Total operating expenses	2,268,333	5,751,594	(3,483,261)	-60.6%
Income (loss) from operations	1,187,599	(1,765,024)	2,952,623	-167.3%
Other income (expense)
Other income (expense)	6,290	(50,622)	56,912	-112.4%
Interest income	10,767	39,526	(28,759)	-72.8%
Interest expense	(117,127)	(104,983)	(12,144)	11.6%
Total other expense	(100,070)	(116,079)	16,009	-13.8%
Income (loss) before income taxes	1,087,529	(1,881,103)	2,968,632	-157.8%
Provision for income taxes	(268)	(38,878)	38,610	-99.3%
Net income (loss)	1,087,797	(1,842,225)	2,930,022	-159.0%
Other comprehensive income (loss)
Foreign currency translation gain	3,009,424	4,741,241	(1,731,817)	-36.5%
Comprehensive income	$4,097,221	$2,899,016	1,198,205	41.3%

Net Sales

Total net sales for the three months ended September 30, 2025 were $14,460,511, a decrease of $2,904,428 or 16.7%, from $17,364,939 for the three months ended September 30, 2024. This decrease was mainly due to the decrease for Jinong and Gufeng’s net sales.

For the three months ended September 30, 2025, Jinong’s net sales decreased $625,001, or 8.4%, to $6,796,657 from $7,421,658 for the three months ended September 30, 2024. This decrease was mainly due to Jinong’s lower sales volume in the last three months. Jinong sold approximately 8,962 metric tons of fertilizer products for the three months ended September 30, 2025, decreased 3,300 tons or 26.9%, as compared to 12,262 metric tons for the three months ended September 30, 2024.

For the three months ended September 30, 2025, Gufeng’s net sales were $5,213,257, a decrease of $2,226,285 or 29.9%, from $7,439,542 for the three months ended September 30, 2024. This decrease was mainly due to Gufeng’s lower sales volume in the last three months. Gufeng sold approximately 10,505 metric tons of fertilizer products for the three months ended September 30, 2025, decreased 4,436 tons or 29.7%, as compared to 14,940 metric tons for the three months ended September 30, 2024.

For the three months ended September 30, 2025, Yuxing’s net sales were $2,450,597, an increase of $110,153 or 4.7%, from $2,340,444 for the three months ended September 30, 2024.

For the three months ended September 30, 2025, Antaeus’s net sales were $0, a decrease of $163,295 or 100.0%, from $163,295 for the three months ended September 30, 2024. This decline resulted from the Company's decision to phase out its mining operations, which commenced in October 2024 due to sustained losses.

Cost of Goods Sold

Total cost of goods sold for the three months ended September 30, 2025 was $11,004,579, a decrease of $2,373,790, or 17.7%, from $13,378,369 for the three months ended September 30, 2024. The decrease was mainly due lower sales.

Cost of goods sold by Jinong for the three months ended September 30, 2025 was $4,340,170, a decrease of $388,717, or 8.2%, from $4,728,887 for the three months ended September 30, 2024. This decrease was primarily due to the 8.4% decrease in net sale in last three months ended September 30, 2025.

Cost of goods sold by Gufeng for the three months ended September 30, 2025 was $4,588,338, a decrease of $1,918,795, or 29.5%, from $6,507,133 for the three months ended September 30, 2024. This decrease was primarily due to the 29.9% decrease in net sale in last three months ended September 30, 2025.

For three months ended September 30, 2025, cost of goods sold by Yuxing was $2,076,071, an increase of $135,433, or 7.0%, from $1,940,638 for the three months ended September 30, 2024. This increase was primarily due to the 4.7% increase in net sale in last three months ended September 30, 2025.

For the three months ended September 30, 2025, cost of goods sold by Antaeus was $0, a decrease of $201,711, or 100.0%, from $201,711 for the three months ended September 30, 2024.

Gross Profit

Total gross profit for the three months ended September 30, 2025 decreased by $530,638, or 13.3%, to $3,455,932, as compared to $3,986,570 for the three months ended September 30, 2024. Gross profit margin percentage was 23.9% and 23.0% for the three months ended September 30, 2025 and 2024, respectively.

Gross profit generated by Jinong decreased by $236,284, or 8.8%, to $2,456,487 for the three months ended September 30, 2025 from $2,692,771 for the three months ended September 30, 2024. Gross profit margin percentage from Jinong’s sales was approximately 36.1% and 36.3% for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross profit margin percentage was mainly due to the increase in product costs.

For the three months ended September 30, 2025, gross profit generated by Gufeng was $624,919, a decrease of $307,490, or 33.0%, from $932,409 for the three months ended September 30, 2024. Gross profit margin percentage from Gufeng’s sales was approximately 12.0% and 12.5% for the three months ended September 30, 2025 and 2024, respectively. The decrease in gross profit margin percentage was mainly due to the increase in product costs.

For the three months ended September 30, 2025, gross profit generated by Yuxing was $374,526, a decrease of $25,280, or 6.3% from $399,806 for the three months ended September 30, 2024. The gross profit margin percentage was approximately 15.3% and 17.1% for the three months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025, gross profit generated by Antaeus was $0, a decrease of $38,416, or 100.0% from $(38,416) for the three months ended September 30, 2024. The gross profit margin percentage was approximately 0% and -23.5% for the three months ended September 30, 2025 and 2024, respectively.

Selling Expenses

Our selling expenses consisted primarily of salaries of sales personnel, advertising and promotion expenses, freight-out costs and related compensation. Selling expenses were $1,054,106, or 7.3%, of net sales for the three months ended September 30, 2025, as compared to $1,924,428, or 11.1%, of net sales for the three months ended September 30, 2024, a decrease of $870,322, or 45.2%. The decrease in selling expense was caused by the decrease in marketing activities.

The selling expenses of Jinong for the three months ended September 30, 2025 were $960,494 or 14.1% of Jinong’s net sales, as compared to selling expenses of $1,836,074 or 24.7% of Jinong’s net sales for the three months ended September 30, 2024. The selling expenses of Yuxing were $19,630 or 0.8% of Yuxing’s net sales for the three months ended September 30, 2025, as compared to $17,747 or 0.8% of Yuxing’s net sales for the three months ended September 30, 2024. The selling expenses of Gufeng were $73,982 or 1.4% of Gufeng’s net sales for the three months ended September 30, 2025, as compared to $70,607 or 0.9% of Gufeng’s net sales for the three months ended September 30, 2024. There were no selling expenses for Antaeus for the three months ended September 30, 2025 and 2024.

General and Administrative Expenses

General and administrative expenses consisted primarily of related salaries, rental expenses, business development, depreciation and travel expenses incurred by our general and administrative departments and legal and professional expenses including expenses incurred and accrued for certain litigation. General and administrative expenses were $1,214,227, or 8.4% of net sales for the three months ended September 30, 2025, as compared to $3,826,904, or 22.0% of net sales for the three months ended September 30, 2024, a decrease of $2,612,677, or 68.3%. The decrease in general and administrative expenses was mainly due to lower general and administrative expenses for Gufeng. Gufeng’s general and administrative expenses were $112,364 for the three months ended September 30, 2025, decreased $2,048,818, or 94.8%, as compared to $2,161,182 for the three months ended September 30, 2024.

Total Other Income (Expense)

Total other income (expense) consisted of income from subsidies received from the PRC government, interest income, interest expenses and bank charges. Total other expense for the three months ended September 30, 2025 was $100,070, as compared to other expense of $116,079 for the three months ended September 30, 2024. The decrease was mainly due to lower bank charges for the three months ended September 30, 2025 as compared to the same period in 2024.

Income Taxes

Jinong is subject to a preferred tax rate of 15% because of its business being classified as a High-Tech project under the PRC Enterprise Income Tax Law (“EIT”) that became effective on January 1, 2008. Jinong incurred no income tax expenses for the three months ended September 30, 2025 and 2024.

Gufeng is subject to a tax rate of 25%, incurred no income tax expenses for the three months ended September 30, 2025 and 2024.

Yuxing inccured no income tax for the three months ended September 30, 2025 and 2024 because of being exempted from paying income tax due to its products fall into the tax exemption list set out in the EIT.

Antaeus is subject to a tax rate of 21% and had income tax expense of $(268) for the three months ended September 30, 2025, a decrease of $38,610, or 99.3%, compared to $(38,878) for the three months ended September 30, 2024.

Net income (loss)

Net income (loss) for the three months ended September 30, 2025 was $1,087,797, an increase of $2,930,022, or 159%, compared to net loss of $(1,842,225) for the three months ended September 30, 2024. Net income (loss) as a percentage of total net sales was approximately 7.5% and -10.6% for the three months ended September 30, 2025 and 2024, respectively.

Discussion of Segment Profitability Measures

As of September 30, 2025, we were engaged in the following businesses: the production and sale of fertilizers through Jinong and Gufeng, the production and sale of high-quality agricultural products by Yuxing and the production and sale of Bitcoin by Antaeus. For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). Each of the segments has its own annual budget about development, production and sales.

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

For Jinong, the net income increased by $1,142,681, or 5817.5%, to $1,123,039 for the three months ended September 30, 2025, from the net loss of $(19,642) for the three months ended September 30, 2024. The increase in net income was principally due to lower general and administrative expenses and selling expenses.

For Gufeng, the net income increased by $1,738,123, or 130.1%, to $402,424 for the three months ended September 30, 2025, from the net loss of $(1,335,699) for the three months ended September 30, 2024. The increase in net income was principally due to the decrease in general and administrative expenses.

For Yuxing, the net income decreased $155,387 or 69.7%, to $67,436 for the three months ended September 30, 2025 from $222,823 for the three months ended September 30, 2024. The decrease was mainly due to higher general and administrative expenses.

For Antaeus, the net loss decreased by $145,248, or 99.3%, to $(1,009) for the three months ended September 30, 2025, from $(146,257) for the three months ended September 30, 2024.

Liquidity and Capital Resources

The Company has historically funded operations through cash flows from operations and financing activities. On October 13, 2025, the NYSE Regulation commenced delisting proceedings for the Company’s common stock (ENFY) and trading was suspended. Management is currently evaluating options to mitigate the potential negative effects of the delisting on liquidity and access to capital, including the potential need for additional financing and the possibility of debt covenant waivers. There can be no assurance that any plan will be implemented or successful. See Notes 17 and 3 for additional context.

Our principal sources of liquidity include cash from operations, borrowings from local commercial banks and net proceeds of offerings of our securities.

As of September 30, 2025, cash and cash equivalents were $53,253,117, an increase of $733,699, or 1.4%, from $52,519,418 as of June 30, 2025.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(1,318,192)	$(2,553,911)
Net cash used in investing activities	(12,952)	(8,544,101)
Net cash (used in) provided by financing activities	(512,578)	1,983,456
Effect of exchange rate change on cash and cash equivalents	2,577,421	1,819,541
Net increase (decrease) in cash and cash equivalents	733,699	(7,295,015)
Cash and cash equivalents, beginning balance	52,519,418	58,772,587
Cash and cash equivalents, ending balance	$53,253,117	$51,477,572

Operating Activities

Net cash used in operating activities was $1,318,192 for the three months ended September 30, 2025, a decrease of $1,235,719, or 48.4%, from net cash used in operating activities of $2,553,911 for the three months ended September 30, 2024. The decrease in cash used in operating activities was mainly due to an increase in net income with amount of $2,930,022 during the three months ended September 30, 2025 as compared to the same period in 2024.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2025 was $12,952, compared to net cash used in investing activities of $8,544,101 for the three months ended September 30, 2024. This decrease was mainly attributed to the long-term equity investment with amount of $8,495,862 during the three months ended September 30, 2024.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2025 was $512,578, a decrease of $2,496,034, or 125.8% compared to $1,983,456 net cash provided by financing activities for the three months ended September 30, 2024. The decrease was mainly due to repayment of loans with amount of $511,362 during the three months ended September 30, 2025.

As of September 30, 2025, and June 30, 2025, our loans payable was as follows:

	September 30,	June 30,
	2025	2025
Short term loans payable:	$9,562,517	$4,720,934
Long term loans payable:	2,612,556	7,889,627
Total	$12,175,073	$12,610,561

Accounts Receivable

We had accounts receivable of $20,678,903 as of September 30, 2025, as compared to $19,345,061 as of June 30, 2025, an increase of $1,333,842, or 6.9%.

Allowance for doubtful accounts in accounts receivable as of September 30, 2025 was $30,744,907, an increase of $478,814, or 1.6%, from $30,266,093 as of June 30, 2025. And the allowance for doubtful accounts as a percentage of accounts receivable was 59.8% as of September 30, 2025 and 61.0% as of June 30, 2025.

Deferred assets

We had no deferred assets as of September 30, 2025 and June 30, 2025. During the three months, we assisted the distributors in certain marketing efforts and developing standard stores to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the contractual terms, the unamortized portion of the amount owed by the distributor is payable to us immediately. The deferred assets had been fully amortized as of September 30, 2025.

Inventories

We had inventories of $37,878,957 as of September 30, 2025, as compared to $36,975,287 as of June 30, 2025, an increase of $903,670, or 2.4%. The increase was primarily due to Gufeng’s inventory. As of September 30, 2025, Gufeng’s inventory was $9,844,987, compared to $9,458,569, as of June 30, 2025, an increase of $386,418, or 4.1%. The Company confirmed the loss of $0.1 million and $2.0 million of inventories for the three months ended September 30, 2025 and 2024, respectively.

Advances to Suppliers

We had advances to suppliers of $8,649,281 as of September 30, 2025 as compared to $12,367,419 as of June 30, 2025, representing a decrease of $3,718,138, or 30.1%. Our inventory level may fluctuate from time to time, depending how quickly the raw material is consumed and replenished during the production process, and how soon the finished goods are sold. The replenishment of raw material relies on management’s estimate of numerous factors, including but not limited to, the raw materials future price, and spot price along with its volatility, as well as the seasonal demand and future price of finished fertilizer products. Such estimate may not be accurate, and the purchase decision of raw materials based on the estimate can cause excessive inventories in times of slow sales and insufficient inventories in peak times.

Accounts Payable

We had accounts payable of $1,526,269 as of September 30, 2025 as compared to $1,736,031 as of June 30, 2025, representing a decrease of $209,762, or 12.1%.

Customer Deposits (Unearned Revenue)

We had customer deposits of $3,441,483 as of September 30, 2025 as compared to $4,526,024 as of June 30, 2025, representing a decrease of $1,084,541, or 24.0%. The decrease was mainly attributable to Jinong’ $527,458 unearned revenue as of September 30, 2025, compared to $1,463,976 unearned revenue as of June 30, 2025, increased $936,518, or 64.0%, caused by the advance deposits made by clients. This decrease was due to seasonal fluctuation and we expect to deliver products to our customers during the next three months at which time we will recognize the revenue.

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

Deferred assets

Deferred assets represent amounts the Company advanced to the distributors in their marketing and stores development to expand our competitive advantage and market shares. Based on the distributor agreements, the amount owed by the distributors in certain marketing efforts and store development will be expensed over three years if the distributors are actively selling our products. If a distributor defaults, breaches, or terminates the agreement with us earlier than the realization of the contractual terms, the unamortized portion of the amount owed by the distributor is to be refunded to us immediately. The deferred assets had been fully amortized as of September 30, 2025.

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

As of September 30, 2025, we were organized into four main business units: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus (Bitcoin). For financial reporting purpose, our operations were organized into four main business segments based on locations and products: Jinong (fertilizer production), Gufeng (fertilizer production), Yuxing (agricultural products production) and Antaeus(Bitcoin). Each of the segments has its own annual budget regarding development, production, and sales.

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

Our reporting currency is the U.S. dollar. Except for U.S. holding companies, all our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and RMB. If RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at the exchange rates as of the balance sheet dates, revenues and expenses are translated at the average exchange rates, and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income (loss) but are included in determining other comprehensive income, a component of shareholders’ equity. As of September 30, 2025, our accumulated other comprehensive loss was $25 million. We have not entered any hedging transactions to reduce our exposure to foreign exchange risk. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in PRC’s political and economic conditions. Between July 1, 2025 and September 30, 2025, China’s currency increased by a cumulative 0.7% against the U.S. dollar, making Chinese exports more expensive and imports into China cheaper by that percentage. The effect on trade can be substantial. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We deposit surplus funds with Chinese banks earning daily interest. We do not invest in any instruments for trading purposes. All our outstanding debt instruments carry fixed rates of interest. The amount of short-term debt outstanding as of September 30, 2025 and June 30, 2025 was $9.6 million and $4.7 million, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There was no material change in interest rates for short-term bank loans renewed during the three months ended September 30, 2025. The original loan term on average is one year, and the remaining average life of the short term-loans is approximately nine months.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), at the conclusion of the period ended September 30, 2025 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2025, that were not otherwise disclosed in a Current Report on Form 8-K.

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

ENLIGHTIFY INC.

Date: November 17, 2025	By:	/s/ Zhuoyu Li
	Name:	Zhuoyu Li
	Title:	Chief Executive Officer
(principal executive officer)

Date: November 17, 2025	By:	/s/ Jian Huang
	Name:	Jian Huang
	Title:	Co-Chief Executive Officer
(principal executive officer)

Date: November 17, 2025	By:	/s/ Yongcheng Yang
	Name:	Yongcheng Yang
	Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

No.	Description
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.